Form 10QSB
period 2007-09-30
INNOVATIVE ACQUISITIONS CORP
filed 2007-12-04
CIK 1401667

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52811

Innovative Acquisitions Corp.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

77-0683487
(I.R.S. Employer Identification Number)

c/o Faraaz Siddiqi, 12 Georgiana Drive, Cumberland, RI 02864
(Address of Principal Offices)

(401) 334-3242
(Issuer’s Telephone Number)

No change
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,000,000 shares of common stock, par value $.0001 per share, outstanding as of December 3, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INNOVATIVE ACQUISITIONS CORP.

- INDEX -

		Page
PART I- FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Balance Sheet as of September 30, 2007 (Unaudited)	F-1

	Statements of Expenses for the Three Months Ended September 30, 2007	F-2
	(Unaudited) and for the Cumulative Period from April 27, 2007 (Inception)
	through September 30, 2007 (Unaudited)

	Statement of Stockholders’ Equity for the Cumulative Period from	F-3
	April 27, 2007 (Inception) through September 30, 2007 (Unaudited)

	Statement of Cash Flows for the Cumulative Period from	F-4
	April 27, 2007 (Inception) through September 30, 2007 (Unaudited)

	Notes to Financial Statements (Unaudited)	F-5

Item 2.	Management's Discussion and Analysis or Plan of Operation	1

Item 3.	Controls and Procedures	3

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	3

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3.	Defaults Upon Senior Securities	3

Item 4.	Submission of Matters to a Vote of Security Holders	3

Item 5.	Other Information	3

Item 6.	Exhibits	4

Signatures		5

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
BALANCE SHEET
(UNAUDITED)

SEPTEMBER 30, 2007
Assets
Current Assets
Cash	$8,615

Total Current Assets	$8,615

Liabilities and Stockholders’ Equity
Current Liabilities	$-

Total Liabilities	-

Stockholders' Equity:
Preferred Stock, $0.0001 par, 10,000,000 shares authorized, no shares issued or outstanding	-
Common Stock, $0.0001 par, 100,000,000 authorized; 3,000,000 issued and outstanding	300
Additional paid in capital	11,700
Deficit accumulated during development stage	(3,385)
Total stockholders' equity	8,615

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$8,615

See Notes to Financial Statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(UNAUDITED)

	Three Months Ended	April 27, 2007 (Inception) through
	September 30, 2007	September 30, 2007

General and administrative expenses	$(2,712)	$(3,385)

Net loss	$(2,712)	$(3,385)

Weighted average number of common shares outstanding	3,000,000	3,000,000

Net loss per share – basic and fully diluted	(0.00)	(0.00)

See Notes to Financial Statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FROM APRIL 27, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2007
(UNAUDITED)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Equity

Common shares issued for cash at inception at $0.004 per share	3,000,000	$300	$11,700	$-	$12,000

Net loss	-	-	-	(3,385)	(3,385)
Balance, September 30, 2007	3,000,000	$300	$11,700	$(3,385)	$8,615

See Notes to Financial Statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOW
(UNAUDITED)

April 27, 2007 (Inception) through
September 30, 2007
Cash flows from Operating Activities
Net loss	$(3,385)
Net cash used in operating activities	(3,385)

Cash Flow From Financing Activities
Proceeds from sale of common shares	12,000
Net cash provided by financing activities	12,000

Net increase in cash	8,615
Cash at beginning of period	-
Cash at end of period	$8,615

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-
Income taxes	-

See Notes to Financial Statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim financial statements of Innovative Acquisitions Corp. (“Innovative”) have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Innovative’s Form 10-SB filed with the SEC on September 14, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended June 30, 2007 as reported in Form 10-SB have been omitted. Innovative’s fiscal year ends on December 31.

Note 2 – Going Concern

These financial statements have been prepared on a going concern basis. Innovative has not generated any revenue since inception and is unlikely to generate revenue in the immediate or foreseeable future. The continuation of Innovative as a going concern is dependent upon financial support from its shareholders, the ability to obtain necessary equity financing and the attainment of profitable operations. These factors raise substantial doubt regarding Innovative’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Innovative be unable to continue as a going concern.

Note 3 – Common Stock

From inception (April 27, 2007) through September 30, 2007, Innovative issued 3,000,000 shares of its common stock to its directors at $0.004 per share for $12,000 cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Innovative Acquisitions Corp. (“we”, “our”, “us” or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the three months ending September 30, 2007, the Company had no activities that produced revenues from operations.

For the three months ending September 30, 2007, the Company had a net loss of $2,712, mostly due to legal, accounting, audit and other professional service fees incurred primarily in relation to the filing of the Company’s Registration Statement on Form 10-SB in September of 2007.

Liquidity and Capital Resources

As of September 30, 2007, the Company had assets equal to $8,615, comprised exclusively of cash. The Company had no current liabilities as of September 30, 2007.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from April 27, 2007 (Inception) to September 30, 2007

Operating Activities	$(3,385)
Investing Activities	$ -
Financing Activities	$12,000

Net Effect on Cash	$8,615

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Plan of Operations

The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

(i) filing of reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and
(ii) consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB became effective, our officers and directors have had minimal contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the “SEC”) rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended September 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

 To the best knowledge of the sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

	Exhibit No.	Description

	*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on April 27, 2007.

	*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

	32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on September 14, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 3, 2007	INNOVATIVE ACQUISITIONS CORP.

	By:	/s/ Robert Johnson
Name: Robert Johnson
Title: President