Form 10KSB
period 2007-12-31
INNOVATIVE ACQUISITIONS CORP
filed 2008-03-31
CIK 1401667

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52811
_______________________________________________

INNOVATIVE ACQUISITIONS CORP.
 (Exact name of registrant as specified in its charter)
______________________________________________

Delaware	77-0683487
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Faraaz Siddiqi, 12 Georgiana Drive, Cumberland, RI	02864
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:
(401) 334-3242

_____________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [   ].

The issuer’s revenues for fiscal year end December 31, 2007 were $0.

As of March 28, 2008, there were 3,000,000 shares of common stock, par value $.0001 per share, outstanding, none of which were held by non-affiliates.

Transitional Small Business Disclosure Format (check one):  Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Innovative Acquisitions Corp. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved.  Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Plan of Operation” and “Risk Factors”.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1. Description of Business.

Introduction

Innovative Acquisitions Corp. (“we”, “us”, “our”, the "Company" or the "Registrant") was incorporated in the State of Delaware on April 27, 2007 and maintains its principal executive offices at c/o Faraaz Siddiqi, 12 Georgiana Drive, Cumberland, Rhode Island 02864.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.  The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on September 14, 2007, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Competition

The Company faces vast competition from other shell companies with the same objectives.  The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination.  A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us.  Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

We have no employees other than our management who devotes only a limited amount of time to our business.

Risk Factors

You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-KSB, including our financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows.  To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely effect our financial condition, results of operations or cash flows.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the stockholders of the Company.  A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders.

We have a limited operating history.

We have a limited operating history and no revenues or earnings from operations since inception, and there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company. This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us or ever.

We have incurred and may continue to incur losses.

Since inception (April 27, 2007) through December 31, 2007, we have incurred a net loss of $15,093. We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well.  There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

We face a number of risks associated with potential acquisitions.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions.  Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to the Company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

There can be no assurance that the Company will successfully consummate a business combination.

We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure an acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenue from operations. We do not expect to realize any revenue unless and until we successfully merge with or acquire an operating business.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we expect to assist a privately held business to become public through a “reverse merger.”  Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock, par value $0.0001 per share (the “Common Stock”).  No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our Common Stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our Common Stock on NASDAQ or the American Stock Exchange.  However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our Common Stock on either of those or any other stock exchange.  After completing a business combination, until our Common Stock is listed on the NASDAQ or another stock exchange, we expect that our Common Stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our Common Stock.  In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors.  Consequently, such rule may deter broker-dealers from recommending or selling our Common Stock, which may further affect its liquidity.  This would also make it more difficult for us to raise additional capital following a business combination.

Our stockholders may have a minority interest in the Company following a merger or other business combination with an operating business.

If we consummate a merger or business combination with a company with a value in excess of the value of our Company and issue shares of Common Stock to the stockholders of such company as consideration for merging with us, our stockholders would own less than 50% of the Company after the business combination.  The stockholders of the acquired company would therefore be able to control the election of our board of directors (the “Board of Directors”) and control our Company.

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.

Until recently and still with certain restrictions, shares of Common Stock could not be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act (“Rule 144”), in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the “Wulff Letter”).  The Wulff Letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws.  The SEC changed certain aspects of the Wulff Letter and such changes apply retroactively to our stockholders.  Since February 15, 2008, all holders of shares of common stock of a “shell company” have been permitted to sell their shares of common stock under Rule 144, subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter.

Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since shares of our Common Stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of Common Stock.  We cannot control this future registration process in all respects as some matters are outside our control.  Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities if the issuer’s securities are listed on the Over-the-Counter Bulletin Board or on the Pink Sheets.  The SEC has taken the position that  these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a  direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer.  It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances.  Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors.  Since, following a reverse merger or business combination, we may have little or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company.  The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement.   The result of the foregoing is that a stockholder’s liquidity in Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

We have never paid dividends on our Common Stock.

We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future.  We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of Common Stock and a maximum of 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our current stockholder.  Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval.  To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholder will occur and the rights of the holder of Common Stock might be materially and adversely affected.

Our stockholders may engage in a transaction to cause the Company to repurchase their shares of Common Stock.

In order to provide an interest in the Company to a third party, our stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase their shares of Common Stock. As a result of such transaction, our management, stockholders and Board of Directors may change.

Our Board of Directors has the power to issue shares of Preferred Stock with certain rights without stockholder approval.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by its Board of Directors.  Accordingly, our Board of Directors is empowered, without stockholder approval, to issue shares of Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock.  In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that we will not do so in the future.

Control by Management.

Management currently owns 100% of all the issued and outstanding Common Stock of the Company.  Consequently, management has the ability to control the operations of the Company and, acting together, control all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders will thus have control over our management and affairs. Accordingly, this concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our Common Stock.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost.  Management estimates such amounts to be immaterial.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock.  Our Common Stock is not listed on a publicly-traded market.  As of March 28, 2008, there were three holders of record of our Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock.  The Company has not yet issued any of the Preferred Stock.

Dividend Policy

The Company has not declared or paid any cash dividends on Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the fiscal quarter ended December 31, 2007.

On April 27, 2007, the Company sold 1,000,000 shares of Common Stock to each of Robert Johnson, the President and director of the Company, Faraaz Siddiqi, the Secretary and director of the Company, and Kapil Munjal, director of the Company, for aggregate cash consideration of $12,000.  The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.  As of the date hereof, the Company has 3,000,000 shares of Common Stock issued and outstanding.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from its stockholders or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company.  Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Since our formation on April 27, 2007, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company.

As a result of our limited resources, we expect to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officers and directors are only required to devote a very limited portion of their time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We expect our present management to play no managerial role in the Company following a merger or business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to effect an acquisition of or merger with another operating company, of which there can be no assurance.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7 - Financial Statements

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Directors
Innovative Acquisitions Corp.
(A Development Stage Company)
Cumberland, Rhode Island

We have audited the accompanying balance sheet of Innovative Acquisitions Corp. (the “Company”) (a development stage company) as of December 31, 2007 and the related statements of expenses, shareholders’ equity, and cash flows for the period from inception (April 27, 2007) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Acquisitions Corp. as of December 31, 2007 and the results of operations and cash flows for the period from inception (April 27, 2007) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Innovative Acquisitions Corp. will continue as a going concern. As discussed in Note 2 to the financial statements, Innovative Acquisitions Corp. has no operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Baily, P.C.
Malone & Bailey, P.C. www.malone-bailey.com Houston, TX March 6, 2008

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
BALANCE SHEET
DECEMBER 31, 2007

Assets
Current Assets
Cash	$1,407
Total Assets	$1,407

Liabilities and Stockholders’ Equity

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding	-
Common Stock, $0.0001 par, 100,000,000 authorized; 3,000,000 issued and outstanding	300
Additional paid in capital	16,200
Deficit accumulated during development stage	(15,093)
Total stockholders' equity	1,407

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,407

See Summary of Significant Accounting Policies and Notes to Financial Statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENT OF EXPENSES
FOR THE PERIOD FROM APRIL 27, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007

General and administrative expenses	$(15,093)

Net loss	$(15,093)

Weighted average number of common shares outstanding – basic and diluted	3,000,000

Net loss per share – basic and diluted	(0.01)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

INNOVATIVE ACQUISITIONS CORP. (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM APRIL 27, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Equity

Common shares issued for cash at inception at $0.004 per share	3,000,000	$300	$11,700	$-	$12,000

Capital contribution by existing stockholders	-	-	4,500	-	4,500

Net loss				(15,093)	(15,093)

Balance, December 31, 2007	3,000,000	$300	$16,200	$(15,093)	$1,407

See Summary of Significant Accounting Policies and Notes to Financial Statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOW
FOR THE PERIOD FROM APRIL 27, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007

Cash flows from Operating Activities
Net loss	$(15,093)
Net cash used by operating activities	(15,093)

Cash Flow From Financing Activities
Proceeds from sale of common shares	12,000
Contributions to capital	4,500
Net cash provided by financing activities	16,500

Net increase in cash	1,407
Cash at beginning of period	-
Cash at end of period	$1,407

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-
Income taxes	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

Innovative Acquisitions Corp. (the “Company”) was organized on April 27, 2007 as a Delaware corporation.  The Company is a shell with no business activity and whose purpose is to seek out and attract partners for possible merger or acquisition.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share are the same due to the absence of common stock equivalents.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

Note 2 – Going Concern

These financial statements have been prepared on a going concern basis.  The Company has not generated any revenue since inception and is unlikely to generate revenue in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon financial support from its shareholders, the ability to obtain necessary equity financing and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 3 – Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2007, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The effective tax rate for fiscal 2007 is 15%. The cumulative net operating loss carry-forward is approximately $15,093 at December 31, 2007, and will expire in the year 2027.  At December 31, 2007, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$2,624
Less: valuation allowance	(2,624)
Net deferred tax asset	$-

Note 4 – Common Stock

The Company sold 3,000,000 shares of its common stock to its directors for a total of $12,000 cash on April 27, 2007.

In November and December 2007, the Company received additional cash capital contributions from its directors.  No additional shares of common stock were issued as a result of these capital contributions.  The contributions were received on the dates listed below:

Date	Amount
November 5, 2007	$1,500
November 29, 2007	1,500
December 6, 2007	1,500
$4,500

Note 5 - Commitments

The Company’s principal office is located at 12 Georgiana Drive, Cumberland, RI pursuant to a verbal agreement on a rent-free month-to-month basis.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls. This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Company.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2007:

Name	Age	Position	Term
Robert Johnson	37	President and Director	April 27, 2007 thru Present
Faraaz Siddiqi	37	Secretary and Director	April 27, 2007 thru Present
Kapil Munjal	36	Director	April 27, 2007 thru Present

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Robert Johnson has served as the Company’s President and director since inception.  Mr. Johnson is currently a Strategic and Developmental Consultant for PhD Productions, a film production company, and has served as such since November 2004.  Also, since May 2003, he has been an entrepreneur in the in-home private education industry.  Previously, from September 1999 to April 2003, Mr. Johnson worked as an attorney at the law firm of Ropes & Gray LLP in Boston, Massachusetts.  At Ropes & Gray LLP, he managed the initial public offerings of six closed-end municipal bond funds ($3.3b, aggregate), advised publicly-traded companies in connection with debt offerings and private placements, and counseled start-up companies in connection with initial rounds of financing.  From 1993 to 1996, he worked at Smith Barney, Inc. in New York City as an Associate in the Health Care Services Research Group.  As a member of the leading health care services research team on Wall Street, Mr. Johnson evaluated the investment potential of publicly-traded health care services companies by analyzing their financials, business models, and industry characteristics.  Mr. Johnson graduated magna cum laude from Princeton University in 1992, receiving an Artium Baccalaureus in Psychology; he is a member of Phi Beta Kappa.  Mr. Johnson also holds a Juris Doctor, which he received from Harvard Law School in 1999.

Faraaz Siddiqi has served as the Company’s Secretary and director since inception. Since October 2006, Mr. Siddiqi has been self-employed as a freelance consultant.  He provides advice on various issues relating to international business and trade.  From April 2003 to October 2006, Mr. Siddiqi worked for the Office of the U.S. Trade Representative in the Executive Office of the President (White House) where he attained the rank of Deputy Assistant U.S. Trade Representative. His responsibilities included coordinating efforts to build the capacity of developing countries to implement and enforce international trade obligations. Mr. Siddiqi served as U.S. lead for trade capacity building discussions in the World Trade Organization Doha negotiations, the U.S.-Thailand Free Trade Agreement negotiations, and the U.S.-Southern African Customs Union Free Trade Agreement negotiations. He was also significantly involved in the Dominican Republic-Central America-United States Free Trade Agreement, the African Growth and Opportunity Act, and other initiatives. From January 2000 to April 2003, Mr. Siddiqi worked in the General Counsel’s Office of the U.S. Department of Commerce as a senior attorney for the Commercial Law Development Program where he managed a multi-million dollar project in the Middle East and Africa promoting legal reform to improve the environment for business. Prior to this, Mr. Siddiqi was an associate at the law firm of Robins, Kaplan, Miller & Ciresi, LLP, in Boston, Massachusetts, where his practice focused on intellectual property law, transactional law, and insurance law. He also worked at the World Bank and coauthored one of the initial Bank working papers on Child Labor. Mr. Siddiqi received a Bachelor of Arts degree in Psychology from McGill University in 1993 and a Juris Doctor degree from the Boston University School of Law in 1997.

Kapil Munjal has served as a director of the Company since its inception. Since June 1999, Mr. Munjal has been an independent real estate investor, involved in all aspects of real property acquisition, management, and disposition. His primary focus has been on building real estate portfolios comprised primarily of residential multi-family housing investments in the city of Los Angeles. Currently, Mr. Munjal manages over 220 apartment units, worth in excess of $60 million. Additionally, he has partnered with major financial institutions such as Fannie Mae, Freddie Mac, Citibank, Washington Mutual and Prudential Financial to secure favorable, low-interest financing for his real estate transactions. From 1997-1999, Mr. Munjal served as an Assistant District Attorney for the Bronx County in the city of New York where he was a member of the Criminal Courts Bureau. Mr. Munjal has also held positions at the Los Angeles County District Attorney’s Office and the Administrative Office of the United States Courts. Mr. Munjal received a Bachelor of Arts degree in Political Science/Rhetoric from the University of California at Berkeley in 1993 and a Juris Doctor degree from the Boston University School of Law in 1997.

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

None.

(d)  Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past five years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2007 and written representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

On December 31, 2007, the Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.  A form of the Code of Ethics is attached hereto as Exhibit 14.1.  Requests for copies of the Code of Ethics should be sent in writing to c/o Faraaz Siddiqi, 12 Georgiana Drive, Cumberland, Rhode Island 02864.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to the President of the Company for services rendered during the fiscal year ended December 31, 2007.

Name and Position	Year	Total Compensation
Robert Johnson, President and Director	2007	None

Director Compensation

We do not currently pay any cash fees to our officers and directors, nor do we pay their expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 28, 2008, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Robert Johnson (1) Innovative Acquisitions Corp. c/o Faraaz Siddiqi 12 Georgiana Drive Cumberland, Rhode Island 02864	1,000,000	33.33%

Faraaz Siddiqi (2) Innovative Acquisitions Corp. c/o Faraaz Siddiqi 12 Georgiana Drive Cumberland, Rhode Island 02864	1,000,000	33.33%

Kapil Munjal (3) Innovative Acquisitions Corp. c/o Faraaz Siddiqi 12 Georgiana Drive Cumberland, Rhode Island 02864	1,000,000	33.33%

All Directors and Officers as a Group (3 individuals)	3,000,000	100%

(1)	Robert Johnson is President and Director of the Company.
(2)	Faraaz Siddiqi is Secretary and Director of the Company.
(3)	Kapil Munjal is Director of the Company.

Item 12. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on April 27, 2007.

*3.2	By-laws.

14.1	Corporate Code of Ethics and Conduct, adopted December 31, 2007.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on September 14, 2007, and incorporated herein by this reference

Item 14.   Principal Accountant Fees and Services

Malone and Bailey, P.C. (“Malone & Bailey”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Malone & Bailey for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $7,800 for the fiscal year ended December 31, 2007.

Audit-Related Fees

There were no fees billed by Malone & Bailey for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2007.

Tax Fees

There were no fees billed by Malone & Bailey for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2007.

All Other Fees

There were no fees billed by Malone & Bailey for other products and services for the fiscal year ended December 31, 2007.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE ACQUISITIONS CORP.

Dated: March 28, 2008	By:	/s/ Robert Johnson
Robert Johnson President and Director

Dated: March 28, 2008	By:	/s/ Faraaz Siddiqi
Faraaz Siddiqi Secretary

Dated: March 28, 2008	By:	/s/ Kapil Munjal
Kapil Munjal Director