Form 10-Q
period 2008-03-31
INNOVATIVE ACQUISITIONS CORP
filed 2008-05-15
CIK 1401667

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52811

Innovative Acquisitions Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0683487 (I.R.S. Employer Identification Number)

c/o Faraaz Siddiqi, 12 Georgiana Drive, Cumberland, RI 02864
 (Address of principal executive offices)

(401) 334-3242
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ].

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,000,000 shares of common stock, par value $.0001 per share, outstanding as of May 14, 2008.

INNOVATIVE ACQUISITIONS CORP.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	March 31, 2008	December 31, 2007
Assets
Current Assets
Cash	$2,166	$1,407
Total Assets	$2,166	$1,407
Liabilities and Stockholders’ Equity
Stockholders' equity:
Preferred stock, 10,000,000 shares authorized,
no shares issued or outstanding	$-	$-
Common Stock, $0.0001 par, 100,000,000 shares
authorized; 3,000,000 and 3,000,000 shares issued
and outstanding, respectively	300	300
Additional paid-in capital	21,450	16,200
Deficit accumulated during development stage	(19,584)	(15,093)
Total stockholders' equity	2,166	1,407

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,166	$1,407

See Summary of Significant Accounting Policies and Notes to Financial Statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF EXPENSES
FOR THE THREE MONTHS ENDED MARCH 31, 2008
AND FOR THE PERIOD FROM APRIL 27, 2007 (INCEPTION) THROUGH MARCH 31, 2008
(unaudited)

	Three months ended March 31, 2008	Inception through March 31, 2008

General and administrative expenses	$(4,491)	$(19,584)
Net loss	$(4,491)	$(19,584)

Weighted average number of common shares outstanding – basic and diluted	3,000,000

Net loss per share – basic and diluted	$(0.00)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2008
AND FOR THE PERIOD FROM APRIL 27, 2007 (INCEPTION) THROUGH MARCH 31, 2008
(unaudited)

	Three months ended March 31, 2008	Inception through March 31, 2008

Cash flows from Operating Activities
Net loss	$(4,491)	$(19,584)
Net cash used in operating activities	(4,491)	(19,584)

Cash Flow From Financing Activities
Proceeds from sale of common shares	-	12,000
Contributions to capital	5,250	9,750
Net cash provided by financing activities	5,250	21,750

Net increase in cash	759	2,166
Cash at beginning of period	1,407	-
Cash at end of period	$2,166	$2,166

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
 (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Innovative Acquisitions Corp. (“Innovative”) have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Innovative’s Form 10-KSB filed with the SEC on March 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended December 31, 2007 as reported in Form 10-KSB have been omitted.

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

Note 3 – Common Stock

Innovative received additional cash capital contributions from its directors during the quarter totaling $5,250.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Innovative Acquisitions Corp. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on April 27, 2007 and maintains its principal executive office at c/o Faraaz Siddiqi, 12 Georgiana Drive, Cumberland, RI 02864.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.  The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on September 14, 2007, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	consummating an acquisition.

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

Since we filed our Registration Statement on Form 10-SB, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources

As of March 31, 2008, the Company had assets equal to $2,166 comprised exclusively of cash.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31, 2008	Cumulative Period From April 27, 2007 (Inception) to March 31, 2008
Net cash used in operating activities	$(4,491)	$(19,584)
Net cash provided by financing activities	5,250	21,750
Net effect on cash	759	2,166

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 27, 2007 (Inception) to March 31, 2008.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending March 31, 2008, the Company had a net loss of approximately $4,491, consisting of legal, accounting, audit and other professional service fees incurred in relation to the Company’s filing of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 in March of 2008.

For the period from April 27, 2007 (Inception) to March 31, 2008, the Company had a net loss of $19,584, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB in September of 2007 and the filing of the Company’s Quarterly and Annual Reports on Form 10-QSB and Form 10-KSB, respectively.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As of December 31, 2007 and March 31, 2008, we carried out separate evaluations under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on each evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 and March 31, 2008.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on April 27, 2007.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE ACQUISITIONS CORP.

Dated: May 14, 2008	By:	/s/ Robert Johnson
Robert Johnson President