Form 10-Q
period 2008-06-30
INNOVATIVE ACQUISITIONS CORP
filed 2008-08-08
CIK 1401667

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
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
Yes [  ] No [  ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,000,000 shares of common stock, par value $.0001 per share, outstanding as of August 6, 2008.

INNOVATIVE ACQUISITIONS CORP.

- INDEX -

PART I – FINANCIAL INFORMATION:		Page

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2008 and December 31, 2007 (unaudited)	1

	Statements of Expenses for the Three and Six Months Ended June 30, 2008, the period from Inception (April 27, 2007) through June 30, 2007 and for the period from Inception (April 27, 2007) through June 30, 2008 (unaudited)	2

	Statements of Cash Flow for the Six Months Ended June 30, 2008, the period from Inception (April 27, 2007) through June 30, 2007 and for the period from Inception (April 27, 2007) through June 30, 2008 (unaudited)	3

	Notes to Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4T.	Controls and Procedures	8

PART II – OTHER INFORMATION:		8

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 5.	Other Information	9

Item 6.	Exhibits	9

Signatures		10

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30, 2008	December 31, 2007
Assets

Current Assets
Cash	$2,291	$1,407
Total Assets	$2,291	$1,407

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$500	$-
Total liabilities	500	-

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common Stock, $0.0001 par, 100,000,000 shares authorized; 3,000,000 and
3,000,000 shares issued and outstanding, respectively	300	300
Additional paid in capital	24,450	16,200
Deficit accumulated during development stage	(22,959)	(15,093)
Total stockholders' equity	1,791	1,407

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,291	$1,407

The accompanying notes are an integral part of the financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

	Six months ended June 30, 2008	Three months ended June 30, 2008	Inception (April 27, 2007) through June 30, 2007	Inception (April 27, 2007) through June 30, 2008

General and administrative expenses	$(7,866)	$(3,375)	$(673)	$(22,959)
Net loss	$(7,866)	$(3,375)	$(673)	$(22,959)

Weighted average number of common shares outstanding
– basic and diluted	3,000,000	3,000,000	3,000,000	n/a

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	n/a

The accompanying notes are an integral part of the financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(Unaudited)

	Six months ended June 30, 2008	Inception (April 27, 2007) through June 30, 2007	Inception (April 27, 2007) through June 30, 2008

Operating Activities
Net loss	$(7,866)	$(673)	$(22,959)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	500	-	500
Net cash used in operating activities	(7,366)	(673)	(22,459)

Financing Activities
Proceeds from sale of common shares	-	12,000	12,000
Contributions of capital	8,250	-	12,750
Net cash provided in financing activities	8,250	12,000	24,750

Net increase in cash	884	11,327	2,291
Cash at beginning of period	1,407	-	-
Cash at end of period	$2,291	$11,327	$2,291

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

Innovative Acquisitions Corp. (the “Company”) was organized on April 27, 2007 as a Delaware corporation.  The Company is a shell with no real business activity and whose purpose is to seek out and attract partners for possible merger or acquisition.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, 2007, as reported in Form 10-KSB, have been omitted.

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

Note 3 – Common Stock

The Company received additional cash capital contributions from its directors during the six months ended June 30, 2008.  No additional shares of common stock were issued as a result of these capital contributions.  The contributions were received on the dates listed below:

Date	Amount
January 18, 2008	$750
January 24, 2008	750
January 25, 2008	750
February 22, 2008	2,000
February 28, 2008	1,000
April 9, 2008	500
April 11, 2008	500
April 16, 2008	500
June 18, 2008	500
June 30, 2008	1,000
Total	$8,250

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

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)         filing Exchange Act reports, and

(ii)        investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company had assets equal to $2,291, comprised exclusively of cash.  This compares to assets of $1,407, comprised exclusively of cash, as of December 31, 2007.  The Company’s liabilities as of June 30, 2008 totaled $500, comprised exclusively of accounts payable.  This compares to liabilities of $0 as of December 31, 2007.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30 2008, and for the period from inception (April 27, 2007) through June 30, 2007 and for the cumulative period from April 27, 2007 (inception) to June 30, 2008:

	Six Months Ended June 30, 2008	Inception (April 27, 2007) through June 30, 2007	Inception (April 27, 2007) through June 30, 2008

Net cash used in operating activities	$(7,366)	$(673)	$(22,459)
Net cash used in investing activities	$0	$0	$0
Net cash provided by financing activities	$8,250	$12,000	$24,750
Net increase in cash	$884	$11,327	$2,291

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 27, 2007 (inception) to June 30, 2008.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ending June 30, 2008, the Company had a net loss of $3,375 and $7,866, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008 and Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008.

For the cumulative period from April 27, 2007 (inception) to June 30, 2008, the Company had a net loss of $22,959, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in September of 2007, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on September 14, 2007 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE ACQUISITIONS CORP.

Dated: August 6, 2008	By:	/s/ Robert Johnson
Robert Johnson President