Form 10-Q
period 2008-09-30
INNOVATIVE ACQUISITIONS CORP
filed 2008-11-12
CIK 1401667

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,000,000 shares of common stock, par value $.0001 per share, outstanding as of November 12, 2008.

INNOVATIVE ACQUISITIONS CORP.

- INDEX -

		Page

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2008 and December 31, 2007 (unaudited)	1

	Statements of Expenses for the Three and Nine Months Ended September 30, 2008, the Three Months ended September 30, 2007 and the periods from Inception (April 27, 2007) through September 30, 2007 and 2008 (unaudited)	2

	Statements of Cash Flows for the Nine Months Ended September 30, 2008, the period from Inception (April 27, 2007) through September 30, 2007 and 2008 (unaudited)	3

	Notes to unaudited Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4T.	Controls and Procedures	8

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 5.	Other Information	8

Item 6.	Exhibits	9

Signatures		10

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30, 2008	December 31, 2007

Assets

Current Assets
Cash	$72	$1,407
Total Assets	72	1,407

Liabilities and Stockholders’ Equity (Deficit)

Liabilities
Accounts payable	$2,249	$-
Total liabilities	2,249	-

Stockholders' equity:(deficit)
Preferred stock, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common Stock, $0.0001 par, 100,000,000 shares
authorized; 3,000,000 and 3,000,000 shares issued
and outstanding, respectively	300	300
Additional paid-in capital	24,450	16,200
Deficit accumulated during development stage	(26,927)	(15,093)
Total stockholders' equity (deficit)	(2,177)	1,407

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$72	$1,407

The accompanying notes are an integral part of these financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

	Nine months ended September 30, 2008	Inception (April 27, 2007) through September 30, 2007	Three months ended September 30, 2008	Three months ended September 30, 2007	Inception (April 27, 2007) through September 30, 2008

General and administrative expenses	$(11,834)	$(3,385)	$(3,968)	$(2,712)	$(26,927)

Net loss	$(11,834)	$(3,385)	$(3,968)	$(2,712)	$(26,927)

Weighted average number of common shares
outstanding – basic and diluted	3,000,000	3,000,000	3,000,000	3,000,000	n/a

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	n/a

The accompanying notes are an integral part of these financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(Unaudited)

	Nine months ended September 30, 2008	Inception (April 27, 2007) through September 30, 2007	Inception (April 27, 2007) through September 30, 2008

Operating Activities
Net loss	$(11,834)	$(3,385)	$(26,927)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	2,249	-	2,249
Net cash used in operating activities	(9,585)	(3,385)	(24,678)

Financing Activities
Proceeds from sale of common shares	-	12,000	12,000
Contributions of capital	8,250	-	12,750
Net cash provided in financing activities	8,250	12,000	24,750

Net increase (decrease) in cash	(1,335)	8,615	72
Cash at beginning of period	1,407	-	-
Cash at end of period	$72	$8,615	$72

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

Innovative Acquisition Corp (“The Company”) was organized on April 27, 2007 as a Delaware corporation.  The Company is a shell with no real business activity and whose purpose is to seek out and attract partners for possible merger or acquisition.

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

Note 3 – Common Stock

The Company received additional cash capital contributions from its directors during the nine months ended September 30, 2008.  No additional shares of common stock were issued as a result of these capital contributions.  The contributions were received on the dates listed below:

Date	Amount
January 18,2008	$750
January 24,2008	750
January 25,2008	750
February 22,2008	2,000
February 28,2008	1,000
April 9, 2008	500
April 11, 2008	500
April 16, 2008	500
June 18, 2008	500
June 30, 2008	1,000
Total	$8,250

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity and Capital Resources

As of September 30, 2008, the Company had assets equal to $72, comprised exclusively of cash.  This compares to assets of $1,407, comprised exclusively of cash, as of December 31, 2007.  The Company’s liabilities as of September 30, 2008 totaled $2,249, comprised exclusively of accounts payable.  This compares to liabilities of $0 as of December 31, 2007.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30 2008, the period from April 27, 2007 (inception) to September 30, 2007 and for the cumulative period from April 27, 2007 (inception) to September 30, 2008:

	Nine Months Ended September 30, 2008	Inception (April 27, 2007) through September 30, 2007	Inception (April 27, 2007) through September 30, 2008
Net cash used in operating activities	$(9,585)	$(3,385)	$(24,678)
Net cash used in investing activities	$0	$0	$0
Net cash provided by financing activities	$8,250	$12,000	$24,750
Net increase (decrease) in cash and cash equivalents	$(1,335)	$8,615	$72

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 27, 2007 (inception) to September 30, 2008.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ending September 30, 2008, the Company had a net loss of $3,968 and $11,834, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 in August of 2008 and Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008 and Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008.

For the cumulative period from April 27, 2007 (inception) to September 30, 2008, the Company had a net loss of $26,927, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in September of 2007, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

INNOVATIVE ACQUISITIONS CORP.

Dated: November 12, 2008	By:	/s/ Robert Johnson
Robert Johnson President Principal Executive Officer Principal Financial Officer