Form 10-K
period 2008-12-31
INNOVATIVE ACQUISITIONS CORP
filed 2009-03-30
CIK 1401667

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52811
_______________________________________________

INNOVATIVE ACQUISITIONS CORP.
 (Exact name of registrant as specified in its charter)
______________________________________________

Delaware	77-0683487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Faraaz Siddiqi, 12 Georgiana Drive, Cumberland, RI, 02864
(Address of principal executive offices)

(401) 334-3242
(Registrant’s telephone number, including area code)
_____________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ]

As of December 31, 2008, there were no non-affiliate holders of common stock of the Company.

  APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 30, 2009, there were 3,000,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Innovative Acquisitions Corp. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

Innovative Acquisitions Corp. (“we”, “us”, “our”, the "Company") was incorporated in the State of Delaware on April 27th, 2007.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination.  No possible business combination is imminent.  The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.  The Company selected December 31 as its fiscal year end.

The Company is currently considered to be a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.  As of this date, the Company does not have any imminent transaction with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.  In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

         (a)                      Potential for growth, indicated by new technology, anticipated market expansion or new products;

         (b)                      Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

         (c)                      Strength and diversity of management, either in place or scheduled for recruitment;

         (d)                      Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

         (e)                      The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

         (f)                      The extent to which the business opportunity can be advanced;

         (g)                      The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

         (h)                      Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 26, 2009, there were 3 holders of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).  The Company has not yet issued any of its preferred stock.

Dividend Policy

                    The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2008.

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

No securities have been issued for services. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Liquidity and Capital Resources

As of December 31, 2008, the Company had assets equal to $73, comprised exclusively of cash.  This compares with assets of $1,407, comprised exclusively of cash, as of December 31, 2007.  The Company’s current liabilities as of December 31, 2008 totaled $2,249, comprised exclusively of accounts payable.  This compares with no current liabilities as of December 31, 2007. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended December 31, 2008, for the period from April 27, 2007 (Inception) to December 31, 2007 and for the cumulative period from April 27, 2007 (Inception) to December 31, 2008.

	Fiscal Year Ended December 31, 2008	For the Period from April 27, 2007 (Inception) to December 31, 2007	For the Cumulative Period from April 27, 2007 (Inception) to December 31, 2008
Net Cash (Used in) Operating Activities	$(11,834)	$(15,093)	$(26,927)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$10,500	$16,500	$27,000
Net Increase (Decrease) in Cash and Cash Equivalents	$(1,334)	$1,407	$73

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 27, 2007 (Inception) to December 31, 2008.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2008, the Company had a net loss of $14,083, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 in November of 2008, Quarterly Report on Form 10-Q for the period ended June 30, 2008 in August of 2008, Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008 and Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 in March of 2008.

For the period from April 27, 2007 (Inception) to December 31, 2007, the Company had a net loss of $15,093 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10-SB filed in September of 2007.

For the cumulative period from April 27, 2007 (Inception) to December 31, 2008, the Company had a net loss of $29,179 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in September of 2007, and periodic reports filed on Form 10-Q (or Form 10-QSB) and annual report on Form 10-KSB.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Innovative Acquisitions Corp.
(a development stage company)
Cumberland, Rhode Island

We have audited the accompanying balance sheets of Innovative Acquisitions Corp. (the “Company”) as of December 31, 2008 and 2007 and the related statements of expense, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2008, for the period ended December 31, 2007, and for the period from April 27, 2007 (inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Acquisitions Corp., as of December 31, 2008 and 2007 and the results of its operations, stockholders’ (deficit), and its cash flows for the year ended December 31, 2008, for the period ended December 31, 2007, and for the period from April 27, 2007 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Innovative Acquisitions Corp. will continue as a going concern. As discussed in Note 2 to the financial statements, Innovative Acquisitions Corp. has suffered recurring losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC
Malone & Bailey, PC www.malone-bailey.com Houston, Texas March 25, 2009

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
BALANCE SHEETS
December 31, 2008 and December 31, 2007

	December 31, 31,	December 31,
	2008	2007
Assets
Current Assets
Cash	$73	$1,407

Total Assets	$73	$1,407

Liabilities and Stockholders’ Equity (Deficit)

Liabilities
Accounts payable	$2,249	$-
Total liabilities	2,249	-

Stockholders' equity (deficit)
Preferred stock, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $0.0001 par, 100,000,000 shares authorized;
3,000,000 and 3,000,000 shares issued and outstanding,
respectively	300	300
Additional paid-in capital	26,700	16,200
Deficit accumulated during development stage	(29,176)	(15,093)
Total stockholders' equity (deficit)	(2,176)	(1,407)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$73	$(1,407)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF EXPENSE
For the year ended December 31, 2008, Inception (April 27,2007) through
December 31, 2007 and Inception (April 27, 2007) through December 31, 2008

	Year ended December 31, 2008	Inception (April 27, 2007) through December 31, 2007	Inception (April 27, 2007) through December 31, 2008

General and administrative expenses	$(14,083)	$(15,093)	$(29,176)

Net loss	$(14,083)	$(15,093)	$(29,176)

Weighted average number of common shares
outstanding – basic and diluted	3,000,000	3,000,000	n/a

Net loss per share – basic and diluted	$(0.00)	$(0.01)	n/a

The accompanying notes are an integral part of these financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the period from April 27, 2007 (Inception) through December 31, 2008

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Equity (Deficit)

Common shares issued for cash at inception
at $0.004 per share	3,000,000	$300	$11,700	$-	$12,000
Capital contribution by existing stockholders	-	-	4,500	-	4,500
Net loss	-	-	-	(15,093)	(15,093)
Balance, December 31, 2007	3,000,000	300	16,200	(15,093)	1,407

Capital contribution by existing stockholders	-	-	10,500	-	10,500
Net loss	-	-	-	(14,083)	(14,083)

Balance, December 31, 2008	3,000,000	$300	$26,700	$(29,176)	$(2,176)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
For the year ended December 31, 2008, Inception (April 27, 2007) through
December 31, 2007 and Inception (April 27, 2007) through December 31, 2008

	Year ended December 31, 2008	Inception (April 27, 2007) through December 31, 2007	Inception (April 27, 2007) through December 31, 2008
Operating Activities
Net loss	$(14,083)	$(15,093)	$(29,176)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	2,249	-	2,249
Net cash used in operating activities	(11,834)	(15,093)	(26,927)

Financing Activities
Proceeds from sale of common shares	-	16,500	16,500
Contributions of capital	10,500	-	10,500
Net cash provided in financing activities	10,500	12,000	27,000

Net increase (decrease) in cash	(1,334)	1,407	73
Cash at beginning of period	1,407	-	-
Cash at end of period	$73	$1,407	$73

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

Innovative Acquisitions Corp (“The Company”) was organized on April 27, 2007 as a Delaware corporation.  The Company is a shell with no real business activity and whose purpose is to seek out and attract partners for possible merger or acquisition.

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
December 31, 2008

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

Note 3 – Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2008 and 2007, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved based on management’s assessment of the ability to recognize the benefit of the net operating losses in the future. The effective tax rate for fiscal 2008 and 2007 is 15%. The cumulative net operating loss carry-forward is approximately $29,176 at December 31, 2008, and will expire beginning in the year 2027. At December 31, 2008, deferred tax assets consisted of the following:

Deferred tax assets:
Net operating losses	$4,376
Less: valuation allowance	(4,376)
Net deferred tax asset	$-

Note 4 – Common Stock

The Company received additional cash capital contributions from its directors during the year ended December 31, 2008.  No additional shares of common stock were issued as a result of these capital contributions.  The contributions were received on the dates listed below:

Date	Amount
January 18,2008	$750
January 24,2008	750
January 25,2008	750
February 22,2008	2,000
February 28,2008	1,000
April 9, 2008	500
April 11, 2008	500
April 16, 2008	500
June 18, 2008	500
June 30, 2008	1,000
October 2,2008	2,250
Total	$10,500

Note 5 – Commitments

The Company’s principal office is located at 12 Georgiana Drive, Cumberland, RI pursuant to a verbal agreement on a rent-free month-to-month basis.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2008, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2008, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Robert Johnson	38	President and Director
Faraaz Siddiqi	38	Secretary and Director
Kapil Munjal	37	Director

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

Faraaz Siddiqi has served as the Company’s Secretary and director since inception. Since October 2006, Mr. Siddiqi has been self-employed as a freelance consultant.  He provides advice on various issues relating to international business and trade.  From April 2003 to October 2006, Mr. Siddiqi worked for the Office of the U.S. Trade Representative in the Executive Office of the President (White House) where he attained the rank of Deputy Assistant U.S. Trade Representative. His responsibilities included coordinating efforts to build the capacity of developing countries to implement and enforce international trade obligations. Mr. Siddiqi served asU.S. lead for trade capacity building discussions in the World Trade Organization Doha negotiations, the U.S.-Thailand Free Trade Agreement negotiations, and the U.S.-Southern African Customs Union Free Trade Agreement negotiations. He was also significantly involved in the Dominican Republic-Central America-United States Free Trade Agreement, the African Growth and Opportunity Act, and other initiatives. From January 2000 to April 2003, Mr. Siddiqi worked in the General Counsel’s Office of the U.S. Department of Commerce as a senior attorney for the Commercial Law Development Program where he managed a multi-million dollar project in the Middle East and Africa promoting legal reform to improve the environment for business. Prior to this, Mr. Siddiqi was an associate at the law firm of Robins, Kaplan, Miller & Ciresi, LLP, in Boston, Massachusetts, where his practice focused on intellectual property law, transactional law, and insurance law. He also worked at the World Bank and coauthored one of the initial Bank working papers on Child Labor. Mr. Siddiqi received a Bachelor of Arts degree in Psychology from McGill University in 1993 and a Juris Doctor degree from the Boston University School of Law in 1997.

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

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2008 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

On December 31, 2007, Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.  A form of the Code of Ethics was filed with the Company’s Form 10-KSB filed with the SEC on March 31, 2008.  Requests for copies of the Code of Ethics should be sent in writing to c/o Faraaz Siddiqi, 12 Georgiana Drive, Cumberland, Rhode Island 02864.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended December 31, 2008 and December 31, 2007.

Name and Position	Year	Cash Compensation	Other Compensation
Robert Johnson, President and Director	2008 2007	None None	None None
Faraaz Siddiqi, Secretary and Director	2008 2007	None None	None None
Kapil Munjal, Director	2008 2007	None None	None None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of March 26, 2009, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Robert Johnson (1) Innovative Acquisitions Corp. c/o Faraaz Siddiqi 12 Georgiana Drive Cumberland, Rhode Island 02864	1,000,000	33.33%
Faraaz Siddiqi (2) Innovative Acquisitions Corp. c/o Faraaz Siddiqi 12 Georgiana Drive Cumberland, Rhode Island 02864	1,000,000	33.33%
Kapil Munjal (3) Innovative Acquisitions Corp. c/o Faraaz Siddiqi 12 Georgiana Drive Cumberland, Rhode Island 02864	1,000,000	33.33%
All Directors andOfficers as a Group (3 individuals)	3,000,000	100%

(1)	Robert Johnson is President and Director of the Company.
(2)	Faraaz Siddiqi is Secretary and Director of the Company.
(3)	Kapil Munjal is Director of the Company.

(b)           The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

Malone and Bailey, P.C. (“Malone & Bailey”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Malone & Bailey for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $8,500 for the fiscal year ended December 31, 2008 and $7,800 for the period ended December 31, 2007.

Audit-Related Fees

There were no fees billed by Malone & Bailey for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2008 and for the period ended December 31, 2007.

Tax Fees

There were no fees billed by Malone & Bailey for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2008 and for the period ended December 31, 2007.

All Other Fees

There were no fees billed by Malone & Bailey for other products and services for the fiscal year ended December 31, 2008 and for the period ended December 31, 2007.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 10 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on September 14, 2007 and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATIVE ACQUISITIONS CORP.

Dated: March 30, 2009	By:	/s/ Robert Johnson
Robert Johnson President and Director Principal Executive Officer Principal Financial Officer

Dated: March 30, 2009	By:	/s/ Faraaz Siddiqi
Faraaz Siddiqi Secretary

Dated: March 30, 2009	By:	/s/ Kapil Munjal
Kapil Munjal Director

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Robert Johnson	President and Director	March 30, 2009
Robert Johnson

/s/ Faraaz Siddiqi	Secretary and Director	March 30, 2009
Faraaz Siddiqi

/s/ Kapil Munjal	Director	March 30, 2009
Kapil Munjal