Form 10-Q
period 2009-03-31
INNOVATIVE ACQUISITIONS CORP
filed 2009-05-15
CIK 1401667

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [  ]    No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,000,000 shares of common stock, par value $.0001 per share, outstanding as of May 15, 2009.

INNOVATIVE ACQUISITIONS CORP.
- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:
	Balance Sheets as of March 31, 2009 and December 31, 2008 (unaudited)	1

	Statements of Expenses for the Three Months Ended March 31, 2009, the Three Months ended March 31, 2008 and the period from Inception (April 27, 2007) through March 31, 2009 (unaudited)	2

	Statements of Stockholders’ Equity (Deficit) for the Three Months ended March 31, 2009 (unaudited)	3

	Statements of Cash Flows for the Three Months Ended March 31, 2009, the Three Months Ended March 31, 2008 and the period from Inception (April 27, 2007) through March 31, 2009 (unaudited)	4

	Notes to unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4T.	Controls and Procedures	9

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	9

Item 1A.	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	10

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current Assets
Cash	$67	$73

Total Assets	$67	$73

Liabilities and Stockholders’ Deficit

Liabilities
Accounts payable	$500	$2,249
Total liabilities	500	2,249

Stockholders' deficit
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.0001 par, 100,000,000 shares authorized; 3,000,000 and
3,000,000 shares issued and outstanding ,respectively	300	300
Additional paid-in capital	34,450	26,700
Deficit accumulated during development stage	(35,183)	(29,176)
Total stockholders' deficit	(433)	(2,176)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$67	$73

The accompanying notes are an integral part of these financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

	Three months ended March 31,		Inception (April 27, 2007) through March 31,
	2009	2008	2009

General and administrative expenses	$(6,007)	$(4,491)	$(35,183

Net loss	$(6,007)	$(4,491)	$(35,183

Weighted average number of common shares
outstanding – basic and diluted	3,000,000	3,000,000	n/a

Net loss per share – basic and diluted	$(0.00)	$(0.00)	n/a

The accompanying notes are an integral part of these financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
For the three months ended March 31, 2009
(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Equity (Deficit)

Balance, December 31, 2008	3,000,000	$300	$26,700	$(29,176)	$(2,176)

Capital contribution by existing stockholders	-	-	7,750	-	7,750
Net loss	-	-	-	(6,007)	(6,007)
Balance, March 31, 2009	3,000,000	$300	$34,450	$(35,183)	$(433)

The accompanying notes are an integral part of these financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(Unaudited)

	Three months ended March 31,		Inception (April 27, 2007) through March 31,
	2009	2008	2009
Operating Activities
Net loss	$(6,007)	$(4,491)	$(35,183)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(1,749)	-	500
Net cash used in operating activities	(7,756)	(4,491)	(34,683)

Financing Activities
Proceeds from sale of common shares	-	-	12,000
Contributions of capital	7,750	5,250	22,750
Net cash provided by financing activities	7,750	5,250	34,750

Net increase (decrease) in cash	(6)	759	67
Cash at beginning of period	73	1,407	-
Cash at end of period	$67	$2,166	$67

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited interim financial statements of Innovative Acquisitions Corp. (the “Company”) have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC on March 30, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended December 31, 2008 as reported in Form 10-K have been omitted.

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

Note 3 – Common Stock

The Company received additional cash capital contributions from its directors during the three months ended March 31, 2009 in the amount of $7,750.  No additional shares of common stock were issued as a result of these capital contributions.

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

Liquidity and Capital Resources

As of March 31, 2009, the Company had assets equal to $67, comprised exclusively of cash.  This compares to assets of $73, comprised exclusively of cash, as of December 31, 2008.  The Company’s liabilities as of March 31, 2009 totaled $500, comprised exclusively of accounts payable.  This compares to liabilities of $2,249 as of December 31, 2008.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2009 and 2008 and for the cumulative period from Inception (April 27, 2007) to March 31, 2009:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Inception (April 27, 2007) through March 31, 2009
Net cash used in operating activities	$(7,756)	$(4,491)	$(34,683)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	$7,750	$5,250	$34,750
Net increase (decrease) in cash and cash equivalents	$(6)	$759	$67

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 27, 2007 (inception) to March 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending March 31, 2009, the Company had a net loss of $6,007, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in March of 2009.   This compares with a net loss of $4,491 for the three months ending March 31, 2008, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008.

For the cumulative period from April 27, 2007 (inception) to March 31, 2009, the Company had a net loss of $35,183, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in September of 2007, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB and Form 10-K.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on April 27, 2007.
*3.2	By-Laws.
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on September 14, 2007 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE ACQUISITIONS CORP.

Dated: May 15, 2009	/s/ Robert Johnson
Robert Johnson President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer