Form 10-Q
period 2009-06-30
INNOVATIVE ACQUISITIONS CORP
filed 2009-08-11
CIK 1401667

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,000,000 shares of common stock, par value $.0001 per share, outstanding as of August 11, 2009.

INNOVATIVE ACQUISITIONS CORP.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of June 30, 2009 and December 31, 2008 (unaudited)	1

	Statements of Expenses for the Three and Six Months Ended June 30, 2009, the Three and Six Months ended June 30, 2008 and the period from Inception (April 27, 2007) through June 30, 2009 (unaudited)	2

	Statements of Stockholders’ Equity (Deficit) for the Six Months ended June 30 2009 (unaudited)	3

	Statements of Cash Flows for the Six Months Ended June 30, 2009, the Six Months Ended June 30, 2008 and the period from (Inception) April 27, 2007 through June 30, 2009 (unaudited)	4

	Notes to unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4.	Controls and Procedures	9

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	9

Item 1A.	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	10

Item 6.	Exhibits	10

Signatures		11

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets
Cash	$2,437	$73

Total assets	$2,437	$73

Liabilities and Stockholders’ Equity (Deficit)

Liabilities
Accounts payable	$2,279	$2,249
Total liabilities	2,279	2,249

Stockholders' equity (deficit)
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.0001 par, 100,000,000 shares authorized; 3,000,000 and 3,000,000 shares issued and outstanding ,respectively	300	300
Additional paid-in capital	39,250	26,700
Deficit accumulated during development stage	(39,392)	(29,176)
Total stockholders' equity (deficit)	158	(2,176)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,437	$73

The accompanying notes are an integral part of these financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

	Six months ended June 30,		Three months ended June 30,		Inception (April 27, 2007) through June 30,
	2009	2008	2009	2008	2009

General and administrative expenses	$(10,216)	$(7,866)	$(4,209)	$(3,375)	$(39,392)

Net loss	$(10,216)	$(7,866)	$(4,209)	$(3,375)	$(39,392)

Weighted average number of common shares
outstanding – basic and diluted	3,000,000	3,000,000	3,000,000	3,000,000	n/a

Net loss per share – basic and diluted	$(0.00)	$(0.00)	(0.00)	(0.00)	n/a

The accompanying notes are an integral part of these financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the six months ended June 30, 2009
(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Equity (Deficit)

Balance, December 31, 2008	3,000,000	$300	$26,700	$(29,176)	$(2,176)

Capital contribution by existing stockholders	-	-	12,550	-	12,550
Net loss	-	-	-	(10,216)	(10,216)
Balance, June 30, 2009	3,000,000	$300	$39,250	$(39,392)	$158

The accompanying notes are an integral part of these financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,		Inception (April 27, 2007) through June 30,
	2009	2008	2009
Operating Activities
Net loss	$(10,216)	$(7,866)	$(39,392)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	30	500	2,279
Net cash used in operating activities	(10,186)	(7,366)	(37,113)

Financing Activities
Proceeds from sale of common shares	-	-	12,000
Contributions of capital	12,550	8,250	27,550
Net cash provided in financing activities	12,550	8,250	39,550

Net increase in cash	2,364	884	2,437
Cash at beginning of period	73	1,407	-
Cash at end of period	$2,437	$2,291	$2,437

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of Innovative Acquisitions Corp. (“Innovative”) have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Innovative’s Form 10-K filed with the SEC on March 30, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended December 31, 2008 as reported in Form 10-K have been omitted.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with SFAS 165, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 effective June 30, 2009 and the adoption did not have a material impact on its consolidated financial statements. The date through which subsequent events have been evaluated is August 11, 2009, the date on which the financial statements were issued.

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

Note 3 – Common Stock

The Company received additional cash capital contributions from its directors during the six months ended June 30, 2009 in the amount of $12,550.  No additional shares of common stock were issued as a result of these capital contributions.

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

Liquidity and Capital Resources

As of June 30, 2009, the Company had assets equal to $2,437, comprised exclusively of cash.  This compares to assets of $73, comprised exclusively of cash, as of December 31, 2008.  The Company’s liabilities as of June 30, 2009 totaled $2,279, comprised exclusively of accounts payable.  This compares to liabilities of $2,249 as of December 31, 2008.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2009 and 2008 and for the cumulative period from April 27, 2007 (Inception) to June 30, 2009:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	April 27, 2007 (Inception) through June 30, 2009
Net cash used in operating activities	$(10,186)	$(7,366)	$(37,113)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	$12,550	$8,250	$39,550
Net increase in cash and cash equivalents	$2,364	$884	$2,437

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 27, 2007 (Inception) to June 30, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended June 30, 2009, the Company had a net loss of $4,209 and $10,216, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in March of 2009 and the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 in May of 2009. This compares with a net loss of $7,866 and $3,375 for the three and six months ended June 30, 2008, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008 and the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 in May of 2008.

For the cumulative period from April 27, 2007 (Inception) to June 30, 2009, the Company had a net loss of $39,392, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in September of 2007, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB and Form 10-K.

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

Item 4.  Controls and Procedures.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on April 27, 2007.

*3.2	By-Laws.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on September 14, 2007 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVATIVE ACQUISITIONS CORP.

Dated: August 11, 2009	By:	/s/ Robert Johnson
Robert Johnson President Principal Executive Officer Principal Financial Officer Principal Accounting Officer