Form 10-Q
period 2009-09-30
INNOVATIVE ACQUISITIONS CORP
filed 2009-11-16
CIK 1401667

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,000,000 shares of common stock, par value $.0001 per share, outstanding as of November 16, 2009.

INNOVATIVE ACQUISITIONS CORP.

- INDEX -

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2009 and December 31, 2008 (Unaudited)	1

	Statements of Expenses for the Three and Nine Months ended September 30, 2009, the Three and Nine Months ended September 30, 2008 and the period from Inception (April 27, 2007) through September 30, 2009 (Unaudited)	2

	Statements of Stockholders’ Equity (Deficit) for the Nine Months ended September 30, 2009 (Unaudited)	3

	Statements of Cash Flows for the Nine Months ended September 30, 2009, the Nine Months ended September 30, 2008 and the period from April 27, 2007 (Inception) through September 30, 2009 (Unaudited)	4

	Notes to unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4.	Controls and Procedures	9

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.	9

Item 1A.	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

Signatures		11

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets
Cash	$50	$73

Total assets	$50	$73

Liabilities and Stockholders’ Equity (Deficit)

Liabilities
Accounts payable	$-	$2,249
Total liabilities	-	2,249

Stockholders' equity (deficit)
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.0001 par, 100,000,000 shares authorized; 3,000,000 and
3,000,000 shares issued and outstanding, respectively	300	300
Additional paid-in capital	42,450	26,700
Deficit accumulated during development stage	(42,700)	(29,176)
Total stockholders' equity (deficit)	50	(2,176)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$50	$73

The accompanying notes are an integral part of these unaudited financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,		Inception (April 27, 2007) through September 30,
	2009	2008	2009	2008	2009

General and administrative expenses	$(13,524)	$(11,834)	$(3,308)	$(3,968)	$(42,700)

Net loss	$(13,524)	$(11,834)	$(3,308)	$(3,968)	$(42,700)

Weighted average number of common shares
outstanding – basic and diluted	3,000,000	3,000,000	3,000,000	3,000,000	n/a

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	(0.00)	(0.00)	n/a

The accompanying notes are an integral part of these unaudited financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the nine months ended September 30,2009
 (Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Equity (Deficit)

Balance, December 31, 2008	3,000,000	300	26,700	(29,176)	(2,176)

Capital contribution by existing stockholders	-	-	15,750	-	15,750
Net loss	-	-	-	(13,524)	(13,524)
Balance, September 30, 2009	3,000,000	$300	$42,250	$(42,700)	$50

The accompanying notes are an integral part of these unaudited financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,		Inception (April 27, 2007) through September 30,
	2009	2008	2009
Operating Activities
Net loss	$(13,524)	$(11,834)	$(42,700)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(2,249)	2,249	-
Net cash used in operating activities	(15,773)	(9,585)	(42,700)

Financing Activities
Proceeds from sale of common shares	-	-	12,000
Contributions of capital	15,750	8,250	30,750
Net cash provided in financing activities	15,750	8,250	42,750

Net increase in cash	(23)	(1,335)	50
Cash at beginning of period	73	1,407	-
Cash at end of period	$50	$72	$50

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2009

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

Recently Issued Accounting Pronouncements

Effective for the quarter ended June 30, 2009, the Company implemented ASC 855 , Subsequent Events . This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 16, 2009, the date the Company issued these financial statements.  During this period, the Company had no subsequent events.

In July 2009, the FASB issued new guidance relating to the “FASB Accounting Standards Codification” at ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is nonauthoritative. Management is currently evaluating the impact of the adoption of ASC 105 but does not expect the adoption of ASC 105 to impact the Company’s results of operations, financial position or cash flows.

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

Note 3 – Common Stock and Related Party Transactions

The Company received additional cash capital contributions from its directors during the nine months ended September 30, 2009 in the amount of $15,750. No additional shares of common stock were issued as a result of these capital contributions.

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

Liquidity and Capital Resources

As of September 30, 2009, the Company had assets equal to $50, comprised exclusively of cash.  This compares to assets of $73, comprised exclusively of cash, as of December 31, 2008.  The Company’s liabilities as of September 30, 2009 totaled $0.  This compares to liabilities of $2,249 as of December 31, 2008 comprised exclusively of accounts payable.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2009 and 2008 and for the cumulative period from April 27, 2007 (Inception) to September 30, 2009:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	April 27, 2007 (Inception) through September 30, 2009
Net cash used in operating activities	$(15,773)	$(9,585)	$(42,700)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	$15,750	$8,250	$42,750
Net increase (decrease) in cash and cash equivalents	$(23)	$(1,335)	$50

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 27, 2007 (Inception) to September 30, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2009, the Company had a net loss of $3,308 and $13,524, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 in March of 2009 and the filing of the Company’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2009 in May of 2009 and for the quarter ended June 30, 2009 in August of 2009.

For the three and nine months ended September 30, 2008 the Company had a net loss of $3,968 and $11,834, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed in March of 2008 and the filing of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 in May of 2008, June 30, 2008 filed in August of 2008 and September 30, 2008 filed in November of 2008.

For the cumulative period from April 27, 2007 (Inception) to September 30, 2009, the Company had a net loss of $42,700, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in September of 2007, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB and Form 10-K.

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

INNOVATIVE ACQUISITIONS CORP.

Dated: November 16, 2009	By:	/s/ Robert Johnson
Robert Johnson President Principal Executive Officer Principal Financial Officer Principal Accounting Officer