Form 10-K
period 2009-12-31
INNOVATIVE ACQUISITIONS CORP
filed 2010-03-30
CIK 1401667

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]  No [X]

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
  (Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ]

As of December 31, 2009, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 30, 2010, there were 3,000,000 shares of common stock, par value $.0001, outstanding.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 30, 2010, there were 3 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2009.

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

Liquidity and Capital Resources

As of December 31, 2009, the Company had assets equal to $2,408, comprised exclusively of cash.  This compares with assets of $73, comprised exclusively of cash, as of December 31, 2008.  The Company’s current liabilities as of December 31, 2009 totaled $2,270, comprised exclusively of accounts payable.  This compares with current liabilities of $2,249, comprised exclusively of accounts payable, as of December 31, 2008. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2009 and December 31, 2008, and for the period from April 27, 2007 (Inception) to December 31, 2009.

	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008	For the Cumulative Period from April 27, 2007 (Inception) to December 31, 2009
Net Cash (Used in) Operating Activities	$(16,815)	$(11,834)	$(43,742)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$19,150	$10,500	$46,150
Net Change in Cash and Cash Equivalents	$2,335	$(1,334)	$2,408

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 27, 2007 (Inception) to December 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2009, the Company had a net loss of $16,836, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports.

For the fiscal year ended December 31, 2008, the Company had a net loss of $14,083, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the cumulative period from April 27, 2007 (Inception) to December 31, 2009, the Company had a net loss of $46,012, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in September of 2007, and the filing of the Company’s periodic reports.

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

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Innovative Acquisitions Corp
(a development stage company).
Cumberland, Rhode Island

We have audited the balance sheet of Innovative Acquisitions Corp. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended and the period from April 27, 2007 (inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Acquisitions Corp. as of December 31, 2009 and 2008 and the results of operations and cash flows for the years then ended and the period from (Inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Innovative Acquisitions Corp. will continue as a going concern. As discussed in Note 2 to the financial statements, Innovative Acquisitions Corp. suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/MaloneBailey, LLP
www.malonebailey.com
Housto, Texas

March 29, 2010

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
BALANCE SHEETS
For the year ended December 31, 2009

	December 31,	December 31,
	2009	2008
Assets
Current assets
Cash	$2,408	$73

Total assets	$2,408	$73

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Accounts payable	$2,270	$2,249
Total liabilities	2,270	2,249

Stockholders' equity (deficit)
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.0001 par, 100,000,000 shares authorized; 3,000,000 and 3,000,000 shares issued and outstanding, respectively	300	300
Additional paid-in capital	45,850	26,700
Deficit accumulated during development stage	(46,012)	(29,176)
Total stockholders' equity (deficit)	138	(2,176)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,408	$73

The accompanying notes are an integral part of these financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF EXPENSES
For the year ended December 31, 2009

	Year ended December 31,	Year ended December 31,	Inception (April 27, 2007) through December 31,
	2009	2008	2009

General and administrative expenses	$(16,836)	$(14,083)	$(46,012)

Net loss	$(16,836)	$(14,083)	$(46,012)

Weighted average number of common shares
outstanding – basic and diluted	3,000,000	3,000,000	n/a

Net loss per share – basic and diluted	$(0.01)	$(0.00)	n/a

The accompanying notes are an integral part of these financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the period from April 27, 2007 (inception) through December 31, 2009

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Equity (Deficit)

Common shares issued for cash at inception at $0.004 per share	3,000,000	$300	$11,700	$-	$12,000
Capital contribution by existing stockholders	-	-	4,500	-	4,500
Net loss				(15,093)	(15,093)
Balance, December 31, 2007	3,000,000	300	16,200	(15,093)	1,407

Capital contribution by existing stockholders	-	-	10,500	-	10,500
Net loss	-	-	-	(14,083)	(14,083)
Balance, December 31, 2008	3,000,000	300	26,700	(29,176)	(2,176)

Capital contribution by existing stockholders	-	-	19,150	-	19,150
Net loss	-	-	-	(16,836)	(16,836)
Balance, December 31, 2009	3,000,000	$300	$45,850	$(46,012)	$138

The accompanying notes are an integral part of these financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the year ended December 31, 2009

	Year ended December 31,	Year ended December 31,	Inception (April 27,2007) through December 31,
	2009	2008	2009
Operating Activities
Net loss	$(16,836)	$(14,083)	$(46,012)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	21	2,249	2,270
Net cash used in operating activities	(16,815)	(11,834)	(43,742)

Financing Activities
Proceeds from sale of common shares		-	16,500
Contributions of capital	19,150	10,500	29,650
Net cash provided in financing activities	19,150	10,500	46,150

Net increase (decrease) in cash	2,335	(1,334)	2,408
Cash at beginning of period	73	1,407
Cash at end of period	$2,408	$73	$2,408

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	-	-	-

accompanying notes are an integral part of these financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

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

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share calculations are presented in accordance with Accounting Standard Codification ASC 260 and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share are the same due to the absence of common stock equivalents.

Recently Issued Accounting Pronouncements

Innovative Acquisitions Corp. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

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

Note 3 – Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2009 and 2008, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved based on management’s assessment of the ability to recognize the benefit of the net operating losses in the future. The effective tax rate for fiscal 2009 and 2008 is 34%. The cumulative net operating loss carry-forward is approximately $31,000 at December 31, 2009, and will expire beginning in the year 2028. At December 31, 2009 and 2008, deferred tax assets consisted of the following:

	2009	2008
Deferred tax assets:
Net operating losses	$10,512	$4,376
Less: valuation allowance	(10,512)	(4,376)
Net deferred tax asset	$-	$-

Note 4 – Common Stock

The Company received additional cash capital contributions from its directors during the year ended December 31, 2009.  No additional shares of common stock were issued as a result of these capital contributions.  The contributions were received on the dates listed below:

Date	Amount
January 12, 2009	$750
January 13, 2009	750
January 14, 2009	750
January 21, 2009	1,400
January 22, 2009	1,400
January 23, 2009	1,400
February 17, 2009	400
February 17, 2009	400
February 17, 2009	400
March 9, 2009	100
April 9, 2009	400
April 9, 2009	500
April 13, 2009	500
May 6, 2009	1,700
May 6, 2009	1,700
August 3, 2009	1,600
August 4, 2009	1,600
November 4, 2009	3,400
Total	$19,150

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

As of December 31, 2009, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2009, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Robert Johnson	39	President and Director
Faraaz Siddiqi	39	Secretary and Director
Kapil Munjal	38	Director

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

Kapil Munjal has served as a director of the Company since its inception. Since June 1999, Mr. Munjal has been an independent real estate investor, involved in all aspects of real property acquisition, management, and disposition. His primary focus has been on building real estate portfolios comprised primarily of residential multi-family housing investments in the city of Los Angeles. Currently, Mr. Munjal manages approximately 300 apartment units, worth in excess of $80 million. Additionally, he has partnered with major financial institutions such as Fannie Mae, Freddie Mac, Citibank, Washington Mutual and Prudential Financial to secure favorable, low-interest financing for his real estate transactions. From 1997-1999, Mr. Munjal served as an Assistant District Attorney for the Bronx County in the city of New York where he was a member of the Criminal Courts Bureau. Mr. Munjal has also held positions at the Los Angeles County District Attorney’s Office and the Administrative Office of the United States Courts. Mr. Munjal received a Bachelor of Arts degree in Political Science/Rhetoric from the University of California at Berkeley in 1993 and a Juris Doctor degree from the Boston University School of Law in 1997.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2009 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended December 31, 2009 and December 31, 2008.

Name and Position	Year	Cash Compensation	Other Compensation
Robert Johnson, President and Director	2009 2008	None None	None None
Faraaz Siddiqi, Secretary and Director	2009 2008	None None	None None
Kapil Munjal, Director	2009 2008	None None	None None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of March 30, 2010, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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
  -----------
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

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, our directors, Robert Johnson and Faraaz Siddiqi would not be considered independent as they also serve as executive officers of the Company. Our director Kapil Munjal would be considered independent.

Item 14.  Principal Accounting Fees and Services

Malone and Bailey, P.C. (“Malone & Bailey”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Malone & Bailey for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $8,500 for the fiscal year ended December 31, 2009 and $7,800 for the period ended December 31, 2008.

Audit-Related Fees

There were no fees billed by Malone & Bailey for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2009 and for the period ended December 31, 2008.

Tax Fees

There were no fees billed by Malone & Bailey for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2009 and for the period ended December 31, 2008.

All Other Fees

There were no fees billed by Malone & Bailey for other products and services for the fiscal year ended December 31, 2009 and for the period ended December 31, 2008.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

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

INNOVATIVE ACQUISITIONS CORP.

Dated: March 30, 2010	By:	/s/ Robert Johnson
Robert Johnson
President and Director
Principal Executive Officer
Principal Financial Officer

Dated: March 30, 2010	By:	/s/ Faraaz Siddiqi
Faraaz Siddiqi
Secretary

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Robert Johnson	President and Director	March 30, 2010
Robert Johnson

/s/ Faraaz Siddiqi	Secretary and Director	March 30, 2010
Faraaz Siddiqi

/s/ Kapil Munjal	Director	March 30, 2010
Kapil Munjal