Form 10-Q
period 2010-03-31
INNOVATIVE ACQUISITIONS CORP
filed 2010-05-14
CIK 1401667

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52811

Innovative Acquisitions Corp.
(Exact name of registrant as specified in its charter)

Delaware	77-0683487
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X].
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,000,000 shares of common stock, par value $.0001 per share, outstanding as of May 14, 2010.

INNOVATIVE ACQUISITIONS CORP.

- INDEX -

PART I – FINANCIAL INFORMATION:

		Page
Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	1

	Statements of Expenses for the Three Months Ended March 31, 2010, the Three	2
	Months ended March 31, 2009 and the period from Inception (April 27, 2007)
	through March 31, 2010 (unaudited)

	Statements of Stockholders’ Equity (Deficit) for the period from Inception (April 27, 2007)	3
	through March 31, 2010 (unaudited)

	Statements of Cash Flows for the Three Months Ended March 31, 2010, the Three	4
	Months Ended March 31, 2009 and the period from Inception (April 27, 2007)
	through March 31, 2010 (unaudited)

	Notes to unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4T.	Controls and Procedures	9

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	9

Item 1A.	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Removed and Reserved	9

Item 5.	Other Information	10

Item 6.	Exhibits	10

Signatures		11

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets	$41	$2,408
Cash

Total assets	$41	$2,408

Liabilities and Stockholders' Equity
Liabilities
Accounts payable	$-	$2,270
Total Liabilities	-	2,270

Stockholders' equity
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding;	-	-
Common stock, $0.0001 par, 100,000,000 shares authorized; 3,000,000 shares issued and outstanding	300	300
additional paid-in capital	50,450	45,850
Deficit accumulated during development stage	(50,709)	(46,012)
Total Stockholders' equity	$41	$138

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41	$2,408

The accompanying notes are an integral part of these unaudited financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF EXPENSES

(Unaudited)

	Three months ended March 31,	Three months ended March 31,	April 27, 2007 (Inception) through March 31,
	2010	2009	2010

General and administrative expenses	$(4,697)	$(6,007)	$(50,709)

Net loss	$(4,697)	$(6,007)	$(50,709)

Weight average number of common shares
outstanding-basic and diluted	3,000,000	3,000,000	n/a

Net loss per common share-basic and diluted	(0.00)	(0.00)	n/a

The accompanying notes are an integral part of these unaudited financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from April 27, 2007 (inception) through March 31, 2010
(Unaudited)
	Common Stock		Additional	Deficit Accumulated During Development	Total Equity
	Shares	Amount	Paid-in Capital	Stage	(Deficit)

Common shares issued for cash at inception at $0.004 per share	3,000,000	$300	$11,700	$-	$12,000
Total contribution by existing stockholders	-	-	4,500	-	4,500
Net loss				(15,093)	(15,093)
Balance, December 31, 2007	3,000,000	300	16,200	(15,093)	1,407

Total contribution by existing stockholders	-	-	10,500	-	10,500
Net loss				(14,083)	(14,083)
Balance, December 31, 2008	3,000,000	300	26,700	(29,176)	(2,176)

Total contribution by existing stockholders	-	-	19,150	-	19,150
Net loss				(16,836)	(16,836)
Balance, December 31, 2009	3,000,000	300	45,850	(46,012)	138

Total contribution by existing stockholders	-	-	4,600	-	4,600
Net loss				(4,697)	(4,697)
Balance, March 31, 2010	3,000,000	$300	$50,450	$(50,709)	$41

The accompanying notes are an integral part of these unaudited financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOW

(Unaudited)

	Three months ended March 31,	Three months ended March 31,	April 27, 2007 (Inception) through March 31,
	2010	2009	2010

Operating activities
Net loss	$(4,697)	$(6,007)	$(50,709)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:
Accounts payable	(2,270)	(1,749)	-
Net cash used in operating activities	(6,967)	(7,756)	(50,709)

Financing activities
Proceeds from sale of common shares			16,500
Contributions of capital	4,600	7,750	34,250
Net cash provided in financing activities	4,600	7,750	50,750

Net increase (decrease ) in cash	(2,367)	(6)	41
Cash at beginning period	2,408	73	-
Cash at end of period	$41	$67	$41

The accompanying notes are an integral part of these unaudited financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2010

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of Innovative Acquisitions Corp. (“Innovative”) have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Innovative’s Form 10-K filed with the SEC on March 30, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended December 31, 2009 as reported in Form 10-K have been omitted.

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

Note 3 – Common Stock

The Company received additional cash capital contributions from its directors during the quarter ended March 31, 2010 in the amount of $4,600.  No additional shares of common stock were issued as a result of these capital contributions.

Note 4 – Commitments

The Company’s principal office is located at 12 Georgiana Drive, Cumberland, RI pursuant to a verbal agreement on a rent-free month-to-month basis.

Note 5 –Subsequent Events

Innovative Acquisition Corp. evaluated  all events  subsequent  to March 31, 2010 through  the date of filing  and  concluded  that  there are no  significant  or material transactions to be reported.

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

Liquidity and Capital Resources

As of March 31, 2010, the Company had assets equal to $41, comprised exclusively of cash.  This compares to assets of $2,408, comprised exclusively of cash, as of December 31, 2009.  The Company’s liabilities as of March 31, 2010 totaled $0.  This compares to liabilities of $2,270, comprised exclusively of accounts payable, as of December 31, 2009.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2010 and 2009 and for the cumulative period from Inception (April 27, 2007) to March 31, 2010:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Inception (April 27, 2007) through March 31, 2010
Net cash used in operating activities	$(6,967)	$(7,756)	$(50,709)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	$4,600	$7,750	$50,750
Net increase (decrease) in cash and cash equivalents	$(2,367)	$(6)	$41

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 27, 2007 (inception) to March 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending March 31, 2010, the Company had a net loss of $4,697, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 in March of 2010.   This compares with a net loss of $6,007 for the three months ending March 31, 2009, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in March of 2009.

For the cumulative period from April 27, 2007 (inception) to March 31, 2010, the Company had a net loss of $50,709, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in September of 2007, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB and Form 10-K.

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on April 27, 2007.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

Dated: May 14, 2010	INNOVATIVE ACQUISITIONS CORP.

	By:	/s/ Robert Johnson
Robert Johnson
President
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer