Form 10-Q
period 2010-06-30
INNOVATIVE ACQUISITIONS CORP
filed 2010-08-10
CIK 1401667

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,000,000 shares of common stock, par value $.0001 per share, outstanding as of August 10, 2010.

INNOVATIVE ACQUISITIONS CORP.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	1

	Statements of Expenses (Unaudited) for the Three and Six Months Ended June 30, 2010
	and 2009 and the Cumulative period from April 27, 2007 (Inception) through June 30, 2010	2

	Statements of Stockholders’ Equity (Deficit) for the period from April 27, 2007 (Inception)
	through June 30, 2010 (Unaudited)	3

	Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2010, and 2009
	and the period from April 27, 2007 (Inception) through June 30, 2010	4

	Notes to Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4T.	Controls and Procedures	9

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	9

Item 1A.	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Removed and Reserved	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

Signatures		11

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets
Cash	$1,803	$2,408

Total Assets	$1,803	$2,408

Liabilities and Stockholders' Equity
Liabilities
Accounts payable	$-	$2,270
Total Liabilities	-	2,270

Stockholders' Equity
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding;	-	-
Common stock, $0.0001 par, 100,000,000 shares authorized; 3,000,000 shares issued and outstanding	300	300
Additional paid-in capital	54,650	45,850
Deficit accumulated during development stage	(53,147)	(46,012)
Total Stockholders' Equity	1,803	138

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,803	$2,408

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company
STATEMENTS OF EXPENSES

Unaudited
					April 27, 2007
					(date of inception)
	Three months ended		Six months ended		through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010

General and administrative expense	$(2,438)	$(4,209)	$(7,135)	$(10,216)	$(53,147)
Net loss	(2,438)	(4,209)	(7,135)	(10,216)	(53,147)

Weighted average shares outstanding:
Basic and diluted	3,000,000	3,000,000	3,000,000	3,000,000	n/a

Net loss per common share
basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

INNOVATIVE ACQUISITIONS CORP,
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from April 27, 2007 (Inception) through June 30, 2010

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Common shares issued for cash at inception at $0.004 per share	3,000,000	$300	$11,700	$-	$12,000
Total contribution by existing stockholders	-	-	4,500	-	4,500
Net loss				(15,093)	(15,093)
Balance, December 31, 2007	3,000,000	300	16,200	(15,093)	1,407

Total contribution by existing stockholders	-	-	10,500	-	10,500
Net loss				(14,083)	(14,083)
Balance, December 31, 2008	3,000,000	300	26,700	(29,176)	(2,176)

Total contribution by existing stockholders	-	-	19,150	-	19,150
Net loss				(16,836)	(16,836)
Balance, December 31, 2009	3,000,000	300	45,850	(46,012)	138

Total contribution by existing stockholders	-	-	8,800	-	8,800
Net loss				(7,135)	(7,135)
Balance, June 30, 2010	3,000,000	$300	$54,650	$(53,147)	$1,803

INNOVATIVE ACQUISITIONS CORP,
(A Development Stage Company)
STATEMENTS OF CASH FLOW
For the period from April 27, 2007 (Inception) through June 30, 2010

	Six months ended June 30,	Six months ended June 30,	April 27, 2007 (Inception) through June 30,
	2010	2009	2010

Operating activities
Net loss	$(7,135)	$(10,216)	$(53,147)
Adjustment to reconcile net loss to net cash
used by operating activities:
Change in operating assets and liabilities:
Accounts payable	(2,270)	30	-
Net cash used in operating activities	(9,405)	(10,186)	(53,147)

Financing activities
Proceeds from sale of common shares			16,500
Contributions of capital	8,800	12,550	38,450
Net cash provided in financing activities	8,800	12,550	54,950

Net increase (decrease ) in cash	(605)	2,364	1,803
Cash at beginning period	2,408	73	-
Cash at end of period	$1,803	$2,437	$1,803

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2010

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

Note 3 – Common Stock

The Company received $4,200 and $8,800 additional cash capital contributions from its directors during the three months and six months ended June 30, 2010 and received $42,950 cash capital contribution from its directors from April 27, 2007 (Inception) to June 30, 2010.  No additional shares of common stock were issued as a result of these capital contributions.

 Note 4 – Commitments
The Company’s principal office is located with a related party at 12 Georgiana Drive, Cumberland, RI pursuant to a verbal agreement on a rent-free month-to-month basis.

 Note 5 –Subsequent Events
Innovative Acquisition Corp. received $3,500 cash capital contribution from its director after the quarter ended June 30th 2010.

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

Description of Business

The Company was incorporated in the State of Delaware on April 27, 2007 (Inception) and maintains its principal executive office at c/o Faraaz Siddiqi, 12 Georgiana Drive, Cumberland, RI 02864.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.  The Company filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on September 14, 2007, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

Liquidity and Capital Resources

As of June 30, 2010, the Company had assets equal to $1,803, comprised exclusively of cash.  This compares to assets of $2,408, comprised exclusively of cash, as of December 31, 2009.  The Company’s liabilities as of June 30, 2010 totaled $0.  This compares to liabilities of $2,270, comprised exclusively of accounts payable, as of December 31, 2009.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended June 30, 2010 and 2009 and for the cumulative period from April 27, 2007 (Inception) to June 30, 2010:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	April 27, 2007 (Inception) through June 30, 2010
Net cash used in operating activities	$(9,405)	$(10,186)	$(53,147)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	$8,800	$12,550	$54,950
Net increase (decrease) in cash and cash equivalents	$(605)	$2,364	$1,803

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 27, 2007 (Inception) to June 30, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ending June 30, 2010, the Company had a net loss of $2,438 and $7,135, respectively consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 in March of 2010 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed in May of 2010.   This compares with a net loss of $4,209 and $10,216 for the three and six months, respectively ending June 30, 2009, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in March of 2009 and Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed in May of 2009.

For the cumulative period from April 27, 2007 (Inception) to June 30, 2010, the Company had a net loss of $53,147, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in September of 2007, the filing of the Company’s Quarterly Reports on Form 10-Q and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB and Form 10-K.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2009 Form 10-K. We believe that at June 30, 2010, there has been no material change to this information.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

Dated: August 10, 2010	INNOVATIVE ACQUISITIONS CORP.

	By:	/s/ Robert Johnson
Robert Johnson
President
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer