Form 10-Q
period 2010-09-30
INNOVATIVE ACQUISITIONS CORP
filed 2010-11-05
CIK 1401667

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,000,000 shares of common stock, par value $.0001 per share, outstanding as of November 5, 2010.

INNOVATIVE ACQUISITIONS CORP.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets (Unaudited) as of September 30, 2010 and December 31, 2009	1

	Statements of Expenses (Unaudited) for the Three and Nine Months Ended September 30, 2010 and September 30, 2009 and the Cumulative Period from April 27, 2007 (Inception) through September 30, 2010	2

	Statements of Stockholders’ Equity (Deficit) for the period from April 27, 2007 (Inception) through September 30, 2010 (Unaudited)	3

	Statements of Cash Flows (Unaudited) for the Nine Months Ended June 30, 2010 and September 30, 2009 and for the Cumulative Period from April 27, 2007 (Inception) through September 30, 2010	4

	Notes to Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4.	Controls and Procedures	9

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Removed and Reserved	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

Signatures		12

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
BALANCE SHEETS (Unaudited)

	September 30, 2010	December 31, 2009

Assets
Current assets
Cash	$2,100	$2,408
Total Assets	$2,100	$2,408

Liabilities and Stockholders' Equity
Liabilities
Accounts payable	$-	$2,270
Total liabilities	-	2,270

Stockholders' Equity
Preferred stock,10,000,000 shares authorized, no shares issued or outstanding;	-	-
Common stock, $0.0001 par, 100,000,000 shares authorized; 3,000,000 shares issued and outstanding	300	300
Additional paid-in capital	58,150	45,850
Deficit accumulated during development stage	(56,350)	(46,012)
Total stockholders’ Equity	2,100	138

Total liabilities and stockholders’ equity	$2,100	$2,408

The accompanying notes are an integral part of these unaudited financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company
STATEMENTS OF EXPENSES
(Unaudited)
					April 27, 2007
					(Inception)
	Three months ended		Nine months ended		Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010

General and administrative expense	$(3,203)	$(3,308)	$(10,338)	$(13,524)	$(56,350)
Net loss	(3,203)	(3,308)	(10,338)	(13,524)	(56,350)

Weighted average shares outstanding:
Basic and diluted	3,000,000	3,000,000	3,000,000	3,000,000	n/a

Net loss per common share
basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from April 27, 2007 (inception) through September 30, 2010 (Unaudited)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Equity (Deficit)
	Shares	Amount

Common shares issued for cash at inception at $0.004 per share	3,000,000	$300	$11,700	$-	$2,000
Total contribution by existing stockholders	-	-	4,500	-	4,500
Net loss				(15,093)	(15,093)
Balance, December 31, 2007	3,000,000	300	16,200	(15,093)	1,407

Total contribution by existing stockholders	-	-	10,500	-	10,500
Net loss				(14,083)	(14,083)
Balance, December 31, 2008	3,000,000	300	26,700	(29,176)	(2,176)

Total contribution by existing stockholders	-	-	19,150	-	19,150
Net loss				(16,836)	(16,836)
Balance, December 31, 2009	3,000,000	300	45,850	(46,012)	138

Total contribution by existing stockholders	-	-	12,300	-	12,300
Net loss				(10,338)	(10,338)
Balance, September 30, 2010	3,000,000	$300	$58,150	$(56,350)	$2,100

The accompanying notes are an integral part of these unaudited financial statements.

INNOVATIVE ACQUISITIONS CORP,
(A Development Stage Company)
STATEMENTS OF CASH FLOW
For the period from April 27, 2007 (inception) through September 30, 2010 (Unaudited)

	Nine months ended September 30,	Nine months ended September 30,	April 27, 2007 (Inception) through September 30,
	2010	2009	2010

Operating activities
Net loss	$(10,338)	$(13,524)	$(56,350)
Adjustment to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:
Accounts payable	(2,270)	(2,249)	-
Net cash used in operating activities	(12,608)	(15,773)	(56,350)

Financing activities
Proceeds from sale of common shares	-	-	12,000
Contributions of capital	12,300	15,750	46,450
Net cash provided in financing activities	12,300	15,750	58,450

Net increase (decrease ) in cash	(308)	(23)	2,100
Cash at beginning of period	2,408	73	-
Cash at end of period	$2,100	$50	$2,100

The accompanying notes are an integral part of these unaudited financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2010

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

Note 3 – Equity

The Company received $3,500 and $12,300 additional cash capital contributions from its directors during the three months and nine months ended September 30, 2010, and received $46,450 cash capital contribution from its directors from April 27, 2007 (inception) to September 30, 2010.  No additional shares of common stock were issued as a result of these capital contributions.

Note 4 – Commitments (Related Party)

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $2,100 in its treasury. We currently have no agreements or specific arrangements in place with our stockholders, management or other investors, however, our management and stockholders have indicated an intention to advance funds to the Company as needed in order to cover costs related to the Company’s Exchange Act filing requirements and investigating, analyzing and consummating an acquisition.  There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We have not established a specific timeline nor have we created a specific plan to identify an acquisition target and consummate a business combination. Our management has indicated an intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements, however, there are no agreements in effect between the Company and our management and its stockholders.  Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction.

Liquidity and Capital Resources

As of September 30, 2010, the Company had assets equal to $2,100, comprised exclusively of cash.  This compares to assets of $2,408, comprised exclusively of cash, as of December 31, 2009.  The Company had no liabilities as of September 30, 2010. This compares to liabilities of $2,270, comprised exclusively of accounts payable, as of December 31, 2009. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2010 and 2009 and for the cumulative period from April 27, 2007 (Inception) to September 30, 2010:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	April 27, 2007 (Inception) through September 30, 2010
Net cash used in operating activities	$(12,608)	$(15,773)	$(56,350)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	$12,300	$15,750	$58,450
Net increase (decrease) in cash	$(308)	$(23)	$2,100

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 27, 2007 (Inception) to September 30, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ending September 30, 2010, the Company had a net loss of $3,203 and $10,338, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed in March of 2010, Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed in May of 2010 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed in August of 2010. This compares with a net loss of $3,308 and $13,524 for the three and nine months ending September 30, 2009, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed in March of 2009, Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed in May of 2009 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed in August of 2009.

For the cumulative period from April 27, 2007 (Inception) to September 30, 2010, the Company had a net loss of $56,350, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in September of 2007 and the filing of the Company’s periodic reports and other filings as required in accordance with the Securities Exchange Act of 1934.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2009 Form 10-K. We believe that at September 30, 2010, there has been no material change to this information.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
----------	---------------

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on April 27, 2007.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

Dated: November 5, 2010	INNOVATIVE ACQUISITIONS CORP.

	By:	/s/ Robert Johnson
Robert Johnson
President Principal Executive Officer Principal Financial Officer Principal Accounting Officer