Form 10-K
period 2010-12-31
INNOVATIVE ACQUISITIONS CORP
filed 2011-03-30
CIK 1401667

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

As of December 31, 2010, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 30, 2011, there were 3,000,000 shares of common stock, par value $.0001, outstanding.

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

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.  As of this date, the Company has not entered into any definitive agreement with any party, with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

         (f)                      The extent to which the business opportunity can be advanced; and

         (g)                      The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or such other professionals. At this time the Company has not specifically identified any third parties that it may engage. The costs associated with hiring third parties to complete a business combination target may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company and the size and the complexity of the target company. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination transaction can be ascertained once a business combination target has been identified. Any costs incurred with respect to evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

COMPETITION

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

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

Item 4. Removed and Reserved.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 30, 2011, there were 3 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2010.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $462 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of December 31, 2010, the Company had assets equal to $462, comprised exclusively of cash.  This compares with assets of $2,408, comprised exclusively of cash, as of December 31, 2009.  The Company had no liabilities as of December 31, 2010. This compares with liabilities of $2,270, comprised exclusively of accounts payable, as of December 31, 2009. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2010 and December 31, 2009, and for the period from April 27, 2007 (Inception) to December 31, 2010.

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009	For the Cumulative Period from April 27, 2007 (Inception) to December 31, 2010
Net Cash (Used in) Operating Activities	$(18,246)	$(16,815)	$(61,998)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$16,300	$19,150	$62,450
Net Change in Cash and Cash Equivalents	$(1,946)	$2,335	$462

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 27, 2007 (Inception) to December 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2010, the Company had a net loss of $15,976, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports.

For the fiscal year ended December 31, 2009, the Company had a net loss of $16,836, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the cumulative period from April 27, 2007 (Inception) to December 31, 2010, the Company had a net loss of $61,988, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in September of 2007, and the filing of the Company’s periodic reports.

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

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Innovative Acquisitions Corp
(A Development Stage Company)
Cumberland, Rhode Island

We have audited the balance sheet of Innovative Acquisitions Corp. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended and the period from April 27, 2007 (inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Acquisitions Corp. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the period from April 27, 2007 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Innovative Acquisitions Corp. will continue as a going concern. As discussed in Note 2 to the financial statements, Innovative Acquisitions Corp. suffered losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

March 30, 2011

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2010	2009
Assets
Current assets
Cash	$462	$2,408

Total assets	$462	$2,408

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Accounts payable	$-	$2,270
Total liabilities	-	2,270

Stockholders' equity (deficit)
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.0001 par, 100,000,000 shares authorized; 3,000,000 and 3,000,000 shares issued and outstanding, respectively	300	300
Additional paid-in capital	62,150	45,850
Deficit accumulated during development stage	(61,988)	(46,012)
Total stockholders' equity (deficit)	462	138

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$462	$2,408

The accompanying notes are an integral part of these financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF EXPENSES

	Year ended December 31,	Year ended December 31,	April 27, 2007 (Inception) through December 31,
	2010	2009	2010

General and administrative expenses	$(15,976)	$(16,836)	$(61,988)

Net loss	$(15,976)	$(16,836)	$(61,988)

Weighted average number of common shares
outstanding – basic and diluted	3,000,000	3,000,000	n/a

Net loss per share – basic and diluted	$(0.01)	$(0.01)	n/a

The accompanying notes are an integral part of these financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the period from April 27, 2007 (inception) through December 31, 2010

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Equity (Deficit)

Common shares issued for cash at inception at $0.004 per share	3,000,000	$300	$11,700	$-	$12,000
Capital contribution by existing stockholders	-	-	4,500	-	4,500
Net loss				(15,093)	(15,093)
Balance, December 31, 2007	3,000,000	300	16,200	(15,093)	1,407

Capital contribution by existing stockholders	-	-	10,500	-	10,500
Net loss	-	-	-	(14,083)	(14,083)
Balance, December 31, 2008	3,000,000	300	26,700	(29,176)	(2,176)
Capital contribution by existing stockholders	-	-	19,150	-	19,150
Net loss	-	-	-	(16,836)	(16,836)
Balance, December 31, 2009	3,000,000	300	45,850	(46,012)	138
Capital contribution by existing stockholders	-	-	16,300	-	16,300
Net loss	-	-	-	(15,976)	(15,976)
Balance, December 31, 2010	3,000,000	300	62,150	(61,988)	462

The accompanying notes are an integral part of these financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the year ended December 31, 2010

	Year ended December 31,	Year ended December 31,	April 27,2007 (Inception) through December 31,
	2010	2009	2010
Operating Activities
Net loss	$(15,976)	$(16,836)	$(61,988)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(2,270)	21	-
Net cash used in operating activities	(18,246)	(16,815)	(61,988)

Financing Activities
Proceeds from sale of common shares		-	12,000
Contributions of capital	16,300	19,150	50,450
Net cash provided by financing activities	16,300	19,150	62,450

Net increase (decrease) in cash	(1,946)	2,335	462
Cash at beginning of period	2,408	73	-
Cash at end of period	$462	$2,408	$462

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

Innovative Acquisitions Corp (“the Company”) was organized on April 27, 2007 as a Delaware corporation.  The Company is a shell with no real business activity and whose purpose is to seek out and attract partners for possible merger or acquisition.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the expenses during the reporting period.  Actual results could differ from those estimates.

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

Note 3 – Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal years 2010 and 2009, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved based on management’s assessment of the ability to recognize the benefit of the net operating losses in the future. The effective tax rate for fiscal 2010 and 2009 is 34%. The cumulative net operating loss carry-forward is approximately $33,000 at December 31, 2010, and will expire beginning in the year 2029. At December 31, 2010 and 2009, deferred tax assets consisted of the following:

	2010	2009
Deferred tax assets:
Net operating losses	$11,484	$10,512
Less: valuation allowance	(11,484)	(10,512)
Net deferred tax asset	$-	$-

Note 4 – Common Stock

Company received $16,300 additional cash capital contributions from its directors during the year ended December 31, 2010, and received $50,450 cash capital contribution from its directors from April 27, 2007 (inception) to December 31, 2010.  No additional shares of common stock were issued as a result of these capital contributions.

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

Item 9A. Controls and Procedures.

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

As of December 31, 2010, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permits us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2010, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Robert Johnson	40	President and Director
Faraaz Siddiqi	40	Secretary and Director
Kapil Munjal	39	Director

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

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past ten years.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2010 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total

Robert Johnson, President and Director	2010 2009	None None	None None	None None	None None	None None

Faraaz Siddiqi, Secretary and Director	2010 2009	None None	None None	None None	None None	None None

Kapil Munjal, Director	2010 2009	None None	None None	None None	None None	None None

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s named executive officers. The Company’s officers and directors have not received any cash or other compensation since inception. They will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid for on account of services rendered by a director in such capacity. Our officers and directors intend to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

Compensation Committee and Insider Participation

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Compensation Committee Report

The Company does not have a standing compensation committee or a committee performing similar functions; therefore, it does not have a compensation committee report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of March 30, 2011, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

Item 13. Certain Relationships and Related Transactions.

The Company received $16,300 additional cash capital contributions from its directors during the year ended December 31, 2010, and received $50,450 cash capital contribution from its directors from April 27, 2007 (inception) to December 31, 2010.  No additional shares of common stock were issued as a result of these capital contributions.

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

Audit Fees

The aggregate fees billed by Malone & Bailey for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $7,500 for the fiscal year ended December 31, 2010 and $8,500 for the period ended December 31, 2009.

Audit-Related Fees

There were no fees billed by Malone & Bailey for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2010 and for the period ended December 31, 2009.

Tax Fees

There were no fees billed by Malone & Bailey for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2010 and for the period ended December 31, 2009.

All Other Fees

There were no fees billed by Malone & Bailey for other products and services for the fiscal year ended December 31, 2010 and for the period ended December 31, 2009.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

---------------
*Page F-1 follows page 11 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

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

INNOVATIVE ACQUISITIONS CORP.

Dated: March 30, 2011	By:	/s/ Robert Johnson
Robert Johnson
President and Director
Principal Executive Officer
Principal Financial Officer

Dated: March 30, 2011	By:	/s/ Faraaz Siddiqi
Faraaz Siddiqi
Secretary

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Robert Johnson	President and Director	March 30, 2011
Robert Johnson

/s/ Faraaz Siddiqi	Secretary and Director	March 30, 2011
Faraaz Siddiqi

/s/ Kapil Munjal	Director	March 30, 2011
Kapil Munjal