Form 10-Q
period 2011-03-31
INNOVATIVE ACQUISITIONS CORP
filed 2011-05-16
CIK 1401667

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,000,000 shares of common stock, par value $.0001 per share, outstanding as of May 16, 2011.

INNOVATIVE ACQUISITIONS CORP.

- INDEX -
Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:
	Balance Sheets (Unaudited) as of March 31, 2011 and December 31, 2010	1

	Statements of Expenses (Unaudited) for the Three Months Ended	2
	March 31, 2011 and March 31, 2010 and
	from April 27, 2007 (Inception) through March 31, 2011

	Statements of Stockholders’ Equity (Deficit) for the period from April 27, 2007	3
	(Inception) through March 31, 2011 (Unaudited)

	Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2011	4
	and March 31, 2010 and from April 27, 2007 (Inception)
	through March 31, 2011

	Notes to Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4.	Controls and Procedures	9

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Removed and Reserved	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

Signatures		11

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets
Cash	$189	$462

Total assets	$189	$462

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Accounts payable	$2,410	$-
Total liabilities	2,410	-

Stockholders' equity (deficit)
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.0001 par, 100,000,000 shares authorized; 3,000,000
shares issued and outstanding	300	300
Additional paid-in capital	66,350	62,150
Deficit accumulated during development stage	(68,871)	(61,988)
Total stockholders' equity (deficit)	(2,221)	462

Total liabilities and stockholders' equity (deficit)	$189	$462

The accompanying notes are an integral part of these unaudited financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

			April 27, 2007
			(Inception)
	Three months ended		Through
	March 31,	March 31,	March 31,
	2011	2010	2011

General and administrative expenses	$(6,883)	$(4,697)	$(68,871)

Net loss	$(6,883)	$(4,697)	$(68,871)

Weighted-average number of shares outstanding -
basic and diluted	3,000,000	3,000,000

Net loss per share - basic and diluted	(0.00)	(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
 For the period from April 27, 2007 (inception) through March 31, 2011
(Unaudited)

				Deficit
				Accumulated	Total
				During	Stockholders'
	Common Stock		Additional	Development	Equity
	Shares	Amount	Paid-in Capital	Stage	(Deficit)
Common shares issued for cash at
inception at $0.004 per share	3,000,000	$300	$11,700	$-	$12,000
Total contribution by existing stockholders	-	-	4,500	-	4,500
Net loss				(15,093)	(15,093)
Balance, December 31, 2007	3,000,000	300	16,200	(15,093)	1,407

Total contribution by existing stockholders	-	-	10,500	-	10,500
Net loss				(14,083)	(14,083)
Balance, December 31, 2008	3,000,000	300	26,700	(29,176)	(2,176)

Total contribution by existing stockholders	-	-	19,150	-	19,150
Net loss				(16,836)	(16,836)
Balance, December 31, 2009	3,000,000	300	45,850	(46,012)	138

Total contribution by existing stockholders	-	-	16,300	-	16,300
Net loss				(15,976)	(15,976)
Balance, December 31, 2010	3,000,000	300	62,150	(61,988)	462

Total contribution by existing stockholders	-	-	4,200	-	4,200
Net loss				(6,883)	(6,883)
Balance, March 31, 2011	3,000,000	$300	$66,350	$(68,871)	$(2,221)

The accompanying notes are an integral part of these unaudited financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (Unaudited)

			April 27, 2007
	Three months	Three months	(Inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2011	2010	2011
Operating activities
Net loss	$(6,883)	$(4,697)	$(68,871)
Adjustment to reconcile net loss to net cash
used in operating activities:
Change in operating assets and liabilities:
Accounts payable	2,410	(2,270)	2,410
Net cash used in operating activities	(4,473)	(6,967)	(66,461)

Financing activities
Proceeds from sale of common shares	-	-	12,000
Contributions of capital	4,200	4,600	54,650
Net cash provided in financing activities	4,200	4,600	66,650

Net increase (decrease ) in cash	(273)	(2,367)	189
Cash at beginning of period	462	2,408	-
Cash at end of period	$189	$41	$189

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2011

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of Innovative Acquisitions Corp. (“Innovative”) have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Innovative’s Form 10-K filed with the SEC on March 30, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended December 31, 2010 as reported in Form 10-K have been omitted.

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

Note 3 – Equity

The Company received $4,200 and $4,600 additional cash capital contributions from its directors during the three months  ended  March, 31,2011 and 2010, respectively, and received $66,650 cash capital contribution from its directors from April 27, 2007 (inception) to March 31, 2011.  No additional shares of common stock were issued as a result of these capital contributions.

 Note 4 – Related Party

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $189 in its treasury. We currently have no agreements or specific arrangements in place with our stockholders, management or other investors, however, our management and stockholders have indicated an intention to advance funds to the Company as needed in order to cover costs related to the Company’s Exchange Act filing requirements and investigating, analyzing and consummating an acquisition.  There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of March 31, 2011, the Company had assets equal to $189, comprised exclusively of cash.  This compares to assets of $462, comprised exclusively of cash, as of December 31, 2010.  The Company’s liabilities as of March 31, 2011 totaled $2,410 comprised exclusively of accounts payable. This compares to liabilities of $0 as of December 31, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2011 and 2010 and for the cumulative period from April 27, 2007 (Inception) to March 31, 2011:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	April 27, 2007 (Inception) through March 31, 2011
Net cash used in operating activities	$(4,473)	$(6,967)	$(66,461)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	$4,200	$4,600	$66,650
Net increase (decrease) in cash	$(273)	$(2,367)	$189

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 27, 2007 (Inception) to March 31, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending March 31, 2011, the Company had a net loss of $6,883 consisting of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 in March of 2011.   This compares with a net loss of $4,697 for the three months ending March 31, 2010 consisting of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 in March of 2010.

For the cumulative period from April 27, 2007 (Inception) to March 31, 2011, the Company had a net loss of $68,871, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in September of 2007 and the filing of the Company’s periodic reports and other filings as required in accordance with the Securities Exchange Act of 1934.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2010 Form 10-K. We believe that at March 31, 2011, there has been no material change to this information.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

INNOVATIVE ACQUISITIONS CORP.

Dated: May 16, 2011	By:	/s/ Robert Johnson
Robert Johnson President Principal Executive Officer Principal Financial Officer Principal Accounting Officer