Form 10-Q
period 2011-06-30
INNOVATIVE ACQUISITIONS CORP
filed 2011-08-15
CIK 1401667

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,000,000 shares of common stock, par value $.0001 per share, outstanding as of August 11, 2011.

INNOVATIVE ACQUISITIONS CORP.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets (Unaudited) as of June 30, 2011 and December 31, 2010	1

	Statements of Expenses (Unaudited) for the Three and Six Months Ended June 30, 2011 and June 30, 2010 and from April 27, 2007 (Inception) through June 30, 2011	2

	Statements of Stockholders’ Equity (Deficit) for the period from April 27, 2007 (Inception) through June 30, 2011 (Unaudited)	3

	Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2011 and June 30, 2010 and from April 27, 2007 (Inception) through June 30, 2011	4

	Notes to Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4.	Controls and Procedures	9

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Removed and Reserved	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

Signatures		11

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010

Assets
Current assets
Cash	$1,747	$462

Total assets	$1,747	$462

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Accounts payable	$3,280	$-
Total liabilities	3,280	-

Stockholders' equity (deficit)
Preferred stock, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.0001 par, 100,000,000 shares authorized; 3,000,000 shares issued and outstanding	300	300
Additional paid-in capital	70,350	62,150
Deficit accumulated during development stage	(72,183)	(61,988)
Total stockholders' equity (deficit)	(1,533)	462

Total liabilities and stockholders' equity (deficit)	$1,747	$462

The accompanying notes are an integral part of these unaudited financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

					April 27, 2007
					(Inception)
	Three months ended		Six months ended		Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

General and administrative expenses	$(3,312)	$(2,438)	$(10,195)	$(7,135)	$(72,183)

Net loss	$(3,312)	$(2,438)	$(10,195)	$(7,135)	$(72,183)

Weighted-average number of shares
outstanding - basic and diluted	3,000,000	3,000,000	3,000,000	3,000,000

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
 For the period from April 27, 2007 (inception) through June 30, 2011
(Unaudited)

				Deficit
				Accumulated	Total
				During	Stockholders'
	Common Stock		Additional	Development	Equity
	Shares	Amount	Paid-in Capital	Stage	(Deficit)
Common shares issued for cash at inception at $0.004 per share	3,000,000	$300	$11,700	$-	$12,000
Total contribution by existing stockholders	-	-	4,500	-	4,500
Net loss				(15,093)	(15,093)
Balance, December 31, 2007	3,000,000	300	16,200	(15,093)	1,407

Total contribution by existing stockholders	-	-	10,500	-	10,500
Net loss				(14,083)	(14,083)
Balance, December 31, 2008	3,000,000	300	26,700	(29,176)	(2,176)

Total contribution by existing stockholders	-	-	19,150	-	19,150
Net loss				(16,836)	(16,836)
Balance, December 31, 2009	3,000,000	300	45,850	(46,012)	138

Total contribution by existing stockholders	-	-	16,300	-	16,300
Net loss				(15,976)	(15,976)
Balance, December 31, 2010	3,000,000	300	62,150	(61,988)	462

Total contribution by existing stockholders	-	-	8,200	-	8,200
Net loss				(10,195)	(10,195)
Balance, June 30, 2011	3,000,000	$300	$70,350	$(72,183)	$(1,533)

The accompanying notes are an integral part of these unaudited financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (Unaudited)

			April 27, 2007
	Six months	Six months	(Inception)
	ended	ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011
Operating activities
Net loss	$(10,195)	$(7,135)	$(72,183)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Accounts payable	3,280	(2,270)	3,280
Net cash used in operating activities	(6,915)	(9,405)	(68,903)

Financing activities
Proceeds from sale of common shares	-	-	12,000
Contributions of capital	8,200	8,800	58,650
Net cash provided by financing activities	8,200	8,800	70,650

Net increase (decrease ) in cash	1,285	(605)	1,747
Cash at beginning of period	462	2,408	-
Cash at end of period	$1,747	$1,803	$1,747

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

INNOVATIVE ACQUISITIONS CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2011

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of Innovative Acquisitions Corp. (“Innovative”) have been prepared in accordance with the accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Innovative’s Form 10-K filed with the SEC on March 30, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended December 31, 2010 as reported in Form 10-K have been omitted.

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

Note 3 – Equity

The Company received $8,200 and $8,800 additional cash capital contributions from its directors during the six months ended June 30, 2011 and 2010, respectively, and received $70,650 cash capital contribution from its directors from April 27, 2007 (inception) to June 30, 2011.  No additional shares of common stock were issued as a result of these capital contributions.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $1,747 in its treasury. We currently have no agreements or specific arrangements in place with our stockholders, management or other investors, however, our management and stockholders have indicated an intention to advance funds to the Company as needed in order to cover costs related to the Company’s Exchange Act filing requirements and investigating, analyzing and consummating an acquisition.  There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Since our Registration Statement on Form 10-SB went effective, our management has not had any contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources

As of June 30 2011, the Company had assets equal to $1,747, comprised exclusively of cash.  This compares to assets of $462, comprised exclusively of cash, as of December 31, 2010.  The Company’s liabilities as of June 30, 2011 totaled $3,280 comprised exclusively of accounts payable. This compares to liabilities of $0 as of December 31, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2011 and 2010 and for the cumulative period from April 27, 2007 (Inception) to June 30, 2011:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	April 27, 2007 (Inception) through June 30, 2011
Net cash used in operating activities	$(6,915)	$(9,405)	$(68,903)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	$8,200	$8,800	$70,650
Net increase (decrease) in cash	$1,285	$(605)	$1,747

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 27, 2007 (Inception) to June 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ending June 30, 2011, the Company had a net loss of $3,312 and $10,195, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 in March of 2011 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed in May of 2011.   This compares with a net loss of $2,438 and $7,135 for the three and six months, respectively, ending June 30, 2010 consisting of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 in March of 2010 and Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed in May of 2010.

For the cumulative period from April 27, 2007 (Inception) to June 30, 2011, the Company had a net loss of $72,183, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in September of 2007 and the filing of the Company’s periodic reports and other filings as required in accordance with the Securities Exchange Act of 1934.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2010 Form 10-K.We believe that at June 30,  2011, there has been no material change to this information.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on September 14, 2007 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2011	INNOVATIVE ACQUISITIONS CORP.

	By:	/s/ Robert Johnson
Robert Johnson
President
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer