Form 10-Q
period 2011-09-30
PUMA BIOTECHNOLOGY, INC.
filed 2011-11-14
CIK 1401667

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-52811

Puma Biotechnology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0683487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10940 Wilshire Blvd, Suite 600, Los Angeles, CA 90024

(Address of principal executive offices)

(310) 443-4150

(Registrant’s telephone number, including area code)

Innovative Acquisitions Corp.

c/o Faraaz Siddiqi

12 Georgiana Drive, Cumberland, RI 02864

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,706,733 shares of common stock, par value $.0001 per share, outstanding as of November 7, 2011.

Explanatory Note

On October 4, 2011, Innovative Acquisitions Corp., a Delaware corporation (the “Company”), closed a merger transaction with Puma Biotechnology, Inc., a privately-held Delaware corporation (“Puma”), pursuant to an Agreement and Plan of Merger, dated as of September 29, 2011 (the “Merger Agreement”), by and among the Company, IAC Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Puma. Pursuant to the Merger Agreement, Puma became a wholly-owned subsidiary of the Company, through a merger of Merger Sub with and into Puma, with Puma being the surviving company in the merger (the “Merger”). The transaction was accounted for as a reverse acquisition with Puma as the accounting acquirer and the Company as the legal acquirer.

Upon effectiveness of the Merger, Puma’s business plan became the business plan of the Company. Upon completion of the Merger, all directors and officers of the Company resigned and the directors and officers of Puma became the officers and directors of the Company.

Following the Merger on October 4, 2011, the Company’s board of directors approved a transaction pursuant to which Puma merged with and into the Company, leaving the Company as the surviving corporation. In connection with this merger, the Company relinquished the name “Innovative Acquisitions Corp.” and assumed in its place the name “Puma Biotechnology, Inc.”

The financial statements and other information included herein precede the effective date of the Merger. As a consequence, this Quarterly Report includes separate financial statements for both the Company and Puma as of September 30, 2011. As used throughout this Quarterly Report, for all periods prior to October 4, 2011, the “Company” refers to the Company prior to the Merger, and for all periods from and after October 4, 2011, the “Company” refers to the combined entity consisting of Puma and the Company.

PUMA BIOTECHNOLOGY, INC.

- INDEX -

		Page

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Puma Biotechnology, Inc. (formerly Innovative Acquisitions Corp.)

	Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited)	1

	Condensed Consolidated Statements of Operations for the Three and Nine months Ended September 30, 2011 and September 30, 2010 and from April 27, 2007 (Inception) to September 30, 2011 (Unaudited)	2

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the period from April 27, 2007 (Inception) through September 30, 2011 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2011 and September 30, 2010 and from April 27, 2007 (Inception) to September 30, 2011 (Unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

	Puma Biotechnology, Inc. (a private development stage company)

	Condensed Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited)	8

	Condensed Statements of Operations for the Three and Nine months Ended September 30, 2011 and September 30, 2010 and from September 15, 2010 (Inception) to September 30, 2011 (Unaudited)	9

	Condensed Statements of Stockholder’s Equity (Deficit) for the period from September 15, 2010 (Inception) through September 30, 2011 (Unaudited)	10

	Condensed Statements of Cash Flows for the Nine months Ended September 30, 2011 and September 30, 2010 and from September 15, 2010 (Inception) to September 30, 2011 (Unaudited)	11

	Notes to Condensed Unaudited Financial Statements	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	(Removed and Reserved)	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

Signatures		24

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PUMA BIOTECHNOLOGY, INC. (F/K/A INNOVATIVE ACQUISITIONS CORP.) AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$—	$462

Total current assets	—	462

Total Assets	$—	$462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:	$—	$—

Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized, no shares outstanding	—	—
Common stock—$.0001 par value; 100,000,000 shares authorized; 3,000,000 shares issued and outstanding	300	300
Additional paid-in capital	76,845	62,150
Deficit accumulated during the development stage	(77,145)	(61,988)

Total Stockholders’ Equity	—	462

Total Liabilities and Stockholders’ Equity	$—	$462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUMA BIOTECHNOLOGY, INC. (F/K/A INNOVATIVE ACQUISITIONS CORP.) AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Period from April 27, 2007 (date of inception) to September 30, 2011

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue	$—	$—	$—	$—	$—
Operating expenses	4,962	3,203	15,157	10,338	77,145

Net Loss	$(4,962)	$(3,203)	$(15,157)	$(10,338)	$(77,145)

Net loss per common share—basic and diluted	$(0.002)	$(0.001)	$(0.005)	$(0.003)

Weighted-average common shares outstanding—basic and diluted	3,000,000	3,000,000	3,000,000	3,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUMA BIOTECHNOLOGY, INC. (F/K/A INNOVATIVE ACQUISITIONS CORP.) AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from April 27, 2007 (Inception) through September 30, 2011

(Unaudited)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, beginning	—	$—	$—	$—	$—
Common stock issued for cash at $.0004 per share	3,000,000	300	11,700	—	12,000
Paid-in capital	—	—	4,500	—	4,500
Net loss	—	—	—	(15,093)	(15,093)

Balances, December 31, 2007	3,000,000	300	16,200	(15,093)	1,407
Paid-in capital	—	—	10,500	—	10,500
Net loss	—	—	—	(14,083)	(14,083)

Balances, December 31, 2008	3,000,000	300	26,700	(29,176)	(2,176)
Paid-in capital	—	—	19,150	—	19,150
Net loss	—	—	—	(16,836)	(16,836)

Balances, December 31, 2009	3,000,000	300	45,850	(46,012)	138
Paid-in capital	—	—	16,300	—	16,300
Net loss	—	—	—	(15,976)	(15,976)

Balances, December 31, 2010	3,000,000	300	62,150	(61,988)	462
Paid-in capital	—	—	14,695	—	14,695
Net loss	—	—	—	(15,157)	(15,157)

Balances, September 30, 2011	3,000,000	$300	$76,845	$(77,145)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUMA BIOTECHNOLOGY, INC. (F/K/A INNOVATIVE ACQUISITIONS CORP.) AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period from April 27, 2007 (date of inception) to September 30,
	Nine Months Ended September 30,
	2011	2010	2011
Operating activities:
Net loss	$(15,157)	$(10,338)	$(77,145)
Accounts payable	—	(2,270)	—

Net cash used in operating activities	(15,157)	(12,608)	(77,145)

Financing activities:
Common stock issued for cash	—	—	12,000
Capital contributions by stockholders	14,695	12,300	65,145

Net cash provided by financing activities	14,695	12,300	77,145

Net decrease in cash	(462)	(308)	—
Cash, beginning of period	462	2,408	—

Cash, end of period	$—	$2,100	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUMA BIOTECHNOLOGY, INC. (F/K/A INNOVATIVE ACQUISITIONS CORP.) AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Note 1—Business and Basis of Presentation:

Business:

Puma Biotechnology, Inc. (f/k/a Innovative Acquisitions Corp.) (the “Company”) is a development stage company, organized under the laws of the State of Delaware on April 27, 2007, for the purpose of acquiring an operating business. The Company has had limited activities and has not generated any revenue as of September 30, 2011, and, accordingly, is in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

Basis of Presentation:

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management’s discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the 2010 financial statements and notes thereto included with the Annual Report on Form 10-K filed with the SEC on March 30, 2011. The results of operations for the nine months ended September 30, 2011, are not necessarily indicative of the operating results for the full year.

Note 2—Significant Accounting Policies:

The significant accounting policies followed in the preparation of these financial statements are as follows:

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of expenses for the period presented. Accordingly, actual results could differ from those estimates.

Income Taxes:

The Company follows FASB ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the

PUMA BIOTECHNOLOGY, INC. (F/K/A INNOVATIVE ACQUISITIONS CORP.) AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2011 and December 31, 2010, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2011 and December 31, 2010, the Company has no accrued interest or penalties related to uncertain tax positions.

Net Loss Per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods presented as required by FASB ASC 260, Earnings Per Share. There are no dilutive shares outstanding at September 30, 2011 and 2010.

Principles of Consolidation:

The accompanying condensed consolidated financial statements include the accounts of the Company and IAC Merger Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements:

FASB issued the following accounting amendments:

In April 2010, FASB issued amendments related to the revenue recognition method for milestone payments in research and development agreements. Under these amendments, entities can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The amendments are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, which means such amendments will take effect beginning with the fiscal year starting on January 1, 2011. The adoption of this standard did not have a material impact on the Company’s financial position, cash flow or results of operations.

In October 2009, FASB issued authoritative guidance for arrangements with multiple deliveries. The guidance will allow companies to allocate consideration from contractual arrangements in multiple deliverables arrangements in a manner that better reflects the economics of the transaction. The new guidance requires expanded qualitative and quantitative disclosures and is effective for fiscal years beginning on or after June 15, 2010. The adoption of this standard did not have a material impact on the Company’s financial position, cash flow or results of operations.

Note 3—Common Stock:

The Company issued 3,000,000 shares of common stock in April 2007 for $12,000 at $.0004 per share. Additionally, the stockholders contributed capital totaling $14,695 and $65,145 during the nine months ended September 30, 2011 and from inception to September 30, 2011, respectively.

PUMA BIOTECHNOLOGY, INC. (F/K/A INNOVATIVE ACQUISITIONS CORP.) AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Note 4—Subsequent Events:

Agreement and Plan of Merger:

Pursuant to an Agreement and Plan of Merger dated September 29, 2011 (the “Merger Agreement”) by and among the Company, IAC Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company (the “Merger Sub”), and Puma Biotechnology, Inc., a privately-held Delaware corporation (“Puma”), the Merger Sub merged with and into Puma, with Puma remaining as the surviving corporation and the Company’s wholly-owned subsidiary. Puma in-licenses or acquires clinical stage products that have previously been tested in clinical trials for the treatment of cancer. This transaction is referred to herein as the “Merger.” The Merger was effective as of October 4, 2011, upon the filing of a certificate of merger with the Secretary of State of the State of Delaware. In consideration for their shares of Puma capital stock, and in accordance with the Merger Agreement, the stockholders of Puma at October 4, 2011 received an aggregate of 18,666,733 shares of Company common stock. Upon completion of the Merger and the Redemption (as defined below), Puma stockholders held 100% of the Company’s capital stock. In addition, the Company assumed all of the rights and obligations relating to all other securities convertible into and exercisable for shares of Puma capital stock outstanding immediately prior to the Merger. The Merger will be accounted for as a reverse merger in which Puma is treated as the accounting acquirer.

As a condition to the Merger, the Company entered into an Indemnity Agreement dated September 29, 2011 with former officers and directors of the Company, pursuant to which the Company agreed to indemnify such former officers and directors for actions taken by such officers and directors in their official capacities relating to the consideration, approval and consummation of the Merger.

Following the Merger on October 4, 2011, the Board of Directors of the Company approved a transaction pursuant to which Puma merged with and into the Company, and the Company remained as the surviving corporation. In connection with this parent-subsidiary merger, the Company relinquished the corporate name “Innovative Acquisitions Corp.” and assumed in its place the name “Puma Biotechnology, Inc.” The parent-subsidiary merger and name change became effective on October 4, 2011.

Redemption Agreement:

Following the closing of the Merger, pursuant to the terms of a Redemption Agreement dated October 4, 2011 by and among the Company and its then-current stockholders, the Company completed a redemption of an aggregate of 3,000,000 shares of common stock (the “Redemption”) from its former stockholders in consideration of an aggregate of $40,000 paid by Puma. The 3,000,000 shares constituted all of the issued and outstanding shares of the Company’s capital stock, on a fully-diluted basis, immediately prior to the Merger.

Amended and Restated Certificate of Incorporation:

On October 4, 2011, the Board of Directors of the Company and the stockholders owning 100% of the Company’s issued and outstanding common stock approved an Amended and Restated Certificate of Incorporation (“Amended Certificate”), which eliminates the Company’s entire authorized class of 10,000,000 shares of preferred stock, par value $0.0001 per share, and reduces the total number of shares of capital stock that the Company may issue from 110,000,000 shares to 100,000,000 shares, all of which are designated as common stock, par value $0.0001 per share. The Amended Certificate became effective on November 14, 2011, upon the filing of the Amended Certificate with the Secretary of State of the State of Delaware.

PUMA BIOTECHNOLOGY, INC.

(A Private Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$25,467	$—

Total current assets	25,467	—
Property and equipment, net	3,027	—
Deposits	9,897	—

Total Assets	$38,391	$—

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$212,048	$—
Stockholder convertible note payable	150,000	—

Total Liabilities	362,048	—

Commitments and contingencies (Note 5)
Stockholder’s equity (deficit):
Common stock—$.0001 par value; 100,000,000 shares authorized; 4,000,000 shares issued and outstanding	400	400
Additional paid-in capital	68,514	6,531
Deficit accumulated during the development stage	(392,571)	(6,931)

Total Stockholder’s Equity (Deficit)	$(323,657)	—

Total Liabilities and Stockholder’s Equity (Deficit)	$38,391	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PUMA BIOTECHNOLOGY, INC.

(A Private Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 15, 2010 (date of inception) to September 30, 2011
	2011	2010	2011	2010
Revenue	$—	$—	$—	$—	$—
Operating expenses	333,934	6,631	372,140	6,631	379,071

Loss from operations	(333,934)	(6,631)	(372,140)	(6,631)	(379,071)
Other income (expense)	(13,500)	—	(13,500)	—	(13,500)

Net Loss	$(347,434)	$(6,631)	$(385,640)	$(6,631)	$(392,571)

Net loss applicable to common stock	$(347,434)	$(6,631)	$(385,640)	$(6,631)	$(392,571)

Net loss per common share—basic and diluted	$(0.087)	$(0.002)	$(0.096)	$(0.002)

Weighted-average common shares outstanding—basic and diluted	4,000,000	4,000,000	4,000,000	4,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PUMA BIOTECHNOLOGY, INC.

(A Private Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE PERIOD FROM SEPTEMBER 15, 2010 (INCEPTION)

TO SEPTEMBER 30, 2011

(Unaudited)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholder’s Equity (Deficit)
	Shares	Amount
Balances, beginning	—	$—	$—	$—	$—
Common stock issued for cash at $.0001 per share	4,000,000	400	—	—	400
Paid-in capital	—	—	6,531	—	6,531
Net loss	—	—	—	(6,931)	(6,931)

Balances, December 31, 2010	4,000,000	400	6,531	(6,931)	—
Paid-in capital	—	—	61,983	—	61,983
Net loss	—	—	—	(385,640)	(385,640)

Balances, September 30, 2011	4,000,000	$400	$68,514	$(392,571)	$(323,657)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PUMA BIOTECHNOLOGY, INC.

(A Private Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,		Period from September 15, 2010 (date of inception) to September 30,
	2011	2010	2011
Operating activities:
Net loss	$(385,640)	$(6,631)	$(392,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	336	—	336
Changes in operating assets and liabilities:
Deposits	(9,897)	—	(9,897)
Accounts payable	212,048	—	212,048

Net cash used in operating activities	(183,153)	(6,631)	(190,084)

Investing activities—purchase of property and equipment	(3,363)	—	(3,363)

Financing activities:
Proceeds from issuance of stockholder convertible note payable	150,000	—	150,000
Common stock issued for cash	—	400	400
Capital contributions by stockholder	61,983	6,231	68,514

Net cash provided by financing activities	211,983	6,631	218,914

Net increase in cash	25,467	—	25,467
Cash, beginning of period	—	—	—

Cash, end of period	$25,467	$—	$25,467

The accompanying notes are an integral part of these unaudited condensed financial statements.

PUMA BIOTECHNOLOGY, INC.

(A Private Development Stage Company)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

Note 1—Business and Basis of Presentation:

Business:

Puma Biotechnology, Inc. (“Puma”) is a development stage biopharmaceutical company based in Los Angeles, California which incorporated on September 15, 2010. Puma acquires and develops innovative products for the treatment of various forms of cancer. Puma focuses on in-licensing drug candidates that are undergoing or have already completed initial clinical testing for the treatment of cancer and then seek to further develop those drug candidates for commercial use.

Basis of Presentation:

Puma is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through September 30, 2011, its efforts have been principally devoted to identifying and acquiring, by license or otherwise, drug candidates for the treatment of cancer. Accordingly, the accompanying financial statements have been prepared in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

The accompanying unaudited condensed interim financial statements have been prepared by Puma pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management’s discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the 2010 financial statements and notes thereto included in the Current Report on Form 8-K filed with the SEC on October 11, 2011. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

Note 2—Significant Accounting Policies:

The significant accounting policies followed in the preparation of these financial statements are as follows:

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of expenses for the period presented. Accordingly, actual results could differ from those estimates.

Income Taxes:

Puma follows FASB ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

PUMA BIOTECHNOLOGY, INC.

(A Private Development Stage Company)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, Puma may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2011, and December 31, 2010, Puma does not have a liability for unrecognized tax uncertainties.

Puma’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2011 and December 31, 2010, Puma has no accrued interest or penalties related to uncertain tax positions.

Net Loss Per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods presented as required by FASB ASC 260, Earnings Per Share. There are no dilutive shares outstanding at September 30, 2011 and 2010.

Recently Issued Accounting Pronouncements:

FASB issued the following accounting amendments:

In April 2010, the FASB issued amendments related to the revenue recognition method for milestone payments in research and development agreements. Under these amendments, entities can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The amendments are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, which means such amendments will take effect beginning with the fiscal year starting on January 1, 2011. The adoption of this standard did not have a material impact on Puma’s financial position, cash flow or results of operations.

In October 2009, the FASB issued authoritative guidance for arrangements with multiple deliveries. The guidance will allow companies to allocate consideration from contractual arrangements in multiple deliverables arrangements in a manner that better reflects the economics of the transaction. The new guidance requires expanded qualitative and quantitative disclosures and is effective for fiscal years beginning on or after June 15, 2010. The adoption of this standard did not have a material impact on Puma’s financial position, cash flow or results of operations.

Note 3—Stockholder’s Equity:

Common Stock:

Puma issued 4,000,000 shares of common stock to its founder and CEO in September 2010 for $400 at $.0001 per share. Additionally, the stockholder contributed capital totaling $61,983 and $68,514 during the nine months ended September 30, 2011 and from inception to September 30, 2011, respectively.

Authorized Shares:

On September 15, 2011, the total number of shares of stock Puma is authorized to issue was increased to 25,000,000 shares of common stock. Immediately following the increase in authorized shares, Puma executed a four to one forward stock split. The share amounts stated in the financial statements have been adjusted to reflect the four to one stock split.

PUMA BIOTECHNOLOGY, INC.

(A Private Development Stage Company)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

Incentive Award Plan:

On September 15, 2011, Puma’s Board of Directors and stockholders approved an Incentive Award Plan (the “Plan”) reserving 3,529,412 common shares for issuance under the Plan. Awards under the Plan may be in the form of a stock option, a restricted stock award, a restricted stock unit award, a performance award, a dividend equivalent award, a deferred stock award, a stock payment award, a stock appreciation right and other incentive award or a performance share award. The exercise price per share subject to each stock option granted cannot be less than 100% of the fair market value of a share on the date of the stock option grant. In addition, in the case of incentive stock options granted to a greater than 10% stockholder, such exercise price shall not be less than 110% of the fair market value of a share on the date of the option grant.

Note 4—Stockholder Convertible Note Payable:

On September 2, 2011, the stockholder advanced Puma $150,000 to fund its operations until such time as Puma could complete an equity placement. The advance is unsecured, non-interest bearing and due on demand. On September 9, 2011, the advance was converted to an unsecured convertible promissory note. The note is a non-interest bearing note that may be converted into Puma common stock at the option of the stockholder. The note is due and payable upon demand of the stockholder on or after the one-year anniversary of the date, if not converted prior to the maturity date. The stockholder converted his note into 40,000 shares of the Company’s (as defined below) common stock on October 6, 2011.

Note 5—Commitments and Contingencies:

Operating Lease:

On February 4, 2011, Puma executed a seven month lease agreement effective March 1, 2011 for new office space that requires monthly payments of $1,657 and expires on September 30, 2011. Puma has renewed the lease on a month-to-month basis. Concurrent with the execution of the lease agreement, Puma provided the landlord with a security deposit in the amount of $1,897.

License Agreement:

On August 18, 2011, Puma entered into an exclusive license agreement with a large pharmaceutical company for the worldwide rights to make, use, lease and sell neratinib. The license agreement became effective October 4, 2011 upon the closing of a private equity placement and notification to the pharmaceutical company that Puma issued and sold equity securities resulting in gross proceeds of at least $25 million and that the net worth of Puma immediately following such financing was at least $22.5 million. The license agreement requires Puma to make aggregate milestone payments of up to $187.5 million, payable upon the achievement of certain regulatory and sales milestones. Should neratinib become commercialized, Puma will be obligated to pay to the pharmaceutical company an annual royalty based on net sales of the product.

Note 6—Subsequent Events:

Private Placement:

On October 4, 2011, Puma entered into a securities purchase agreement with certain accredited institutional investors pursuant to which Puma agreed to sell a total of 14,666,733 shares of common stock in a private placement offering (the “Offering”) at a price of $3.75 per share, for gross proceeds of approximately $55 million before deducting selling commissions and expenses. In addition, warrants were issued to each Offering investor which will allow them to purchase an additional number of shares of common stock in the event Puma engages in certain dilutive issuances following the Offering. Puma agreed to reimburse an investor for all of its reasonable fees and expenses associated with this agreement subject to a maximum aggregate amount of $125,000. The Offering closed on October 4, 2011.

PUMA BIOTECHNOLOGY, INC.

(A Private Development Stage Company)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

Pursuant to the registration rights agreement (the “Registration Rights Agreement”) provided in the Offering, Puma intends to file a shelf registration statement covering the resale of the shares of Puma’s common stock, including the common stock issuable upon exercise of the outstanding warrants, held by the investors in the private placement. Puma is required to file the shelf registration statement within 60 days of the closing date of the Merger (as defined below); provided, however, that this deadline may be extended by 30 days under certain circumstances. Puma is also required to use reasonable best efforts to cause the shelf registration statement to become effective no later than 180 days after it is filed with the SEC. Puma is further required to use its best efforts to qualify the shares included in the shelf registration statement for listing on a national securities exchange or comparable trading system within 12 months of the date the registration statement is declared effective.

If the registration statement is not filed within the timeframe specified above, then Puma will be liable to each investor for liquidated damages, on a 30-day basis, equal to 1.0% of the aggregate purchase price paid by the investor for the registrable shares of Puma common stock then held by the investor; provided, however, that the aggregate amount of liquidated damages payable by Puma to each investor shall not exceed 10.0% of the aggregate purchase price paid by the investor in the private placement. The Registration Rights Agreement also provides for the payment of liquidated damages in the event Puma suspends the use of the shelf registration statement in excess of permitted periods. The Registration Rights Agreement also gives the investors piggyback registration rights with respect to the registration for resale of all or any portion of the shares of common stock held by Puma’s CEO in a firm commitment underwritten offering.

In connection with the Offering, on August 3, 2011, Puma entered into a letter agreement with Leerink Swann & Company, Inc. (the “Placement Agent”) whereby the Placement Agent agreed to act as placement agent in connection with the placement of the shares of common stock. In consideration for the Placement Agent’s services, Puma agreed to pay the Placement Agent aggregate cash commissions equal to 6% of the gross cash proceeds from the Offering, not to exceed $3.6 million. Puma also agreed to pay the Placement Agent up to $75,000 as a non-accountable reimbursement allowance. Puma paid the Placement Agent $2,338,215 for services and $75,000 for reimbursable expenses for the private placement transaction.

Warrant Issued to the CEO:

At the closing of the private placement, Puma issued a warrant to the CEO. This warrant is exercisable only in the event that Puma conducts an additional offering of securities resulting in gross cash proceeds of at least $15 million subsequent to the closing of the Merger and an additional private placement. The warrant has an exercise price equal to the price paid per share in such additional offering, and is exercisable for the number of shares necessary for the CEO to maintain an ownership of 20% of the outstanding shares of Puma common stock after such additional offering.

Agreement and Plan of Merger:

On September 29, 2011, Puma entered into an agreement and plan of merger (the “Merger Agreement”), with Innovative Acquisitions Corp. (the “Company”) and its wholly-owned subsidiary, IAC Merger Corporation (“Merger Sub”). On October 4, 2011, Puma completed a reverse merger in which Merger Sub merged with and into Puma and Puma became a wholly-owned subsidiary of the Company (the “Merger”).

At the effective time of the Merger, Puma’s then issued and outstanding shares of common stock were exchanged for shares of common stock of the Company, so that Puma’s then existing stockholders would have the same percentage of the issued and outstanding shares of the Company’s common stock as they held in Puma prior to the Merger, on a fully diluted basis. At the effective time of the Merger, each share of Puma common stock that was outstanding immediately prior to the effective time was cancelled, with one share of Puma common stock issued to the Company. Concurrently, the Company redeemed all of its shares from its pre-Merger stockholders in exchange for an aggregate consideration of $40,000 paid by Puma. Puma paid $40,000 for the Company’s professional fees associated with the Merger, directly to the service providers.

PUMA BIOTECHNOLOGY, INC.

(A Private Development Stage Company)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

Upon completion of the Merger, Puma merged with and into the Company, and the Company adopted Puma’s business plan and changed its name to “Puma Biotechnology, Inc.” Further, upon completion of the Merger, the existing officers and directors of the Company resigned and the existing officers and directors of Puma were appointed officers and directors of the Company.

The Merger will be accounted for as a reverse acquisition with Puma as the accounting acquirer and the Company as the accounting acquiree. The merger of a private operating company into a non-operating public shell corporation with nominal net assets is considered to be a capital transaction, in substance, rather than a business combination, for accounting purposes. Accordingly, Puma treated this transaction as a capital transaction without recording goodwill or adjusting any of its other assets or liabilities. The consideration in the amount of $80,000 paid to the former stockholders of the Company and their attorney will be recorded as an other expense item and included in Puma’s net loss for the year ending December 31, 2011. The Company is subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended, and has not had significant operations since its inception.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “we,” “us” and “our” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to Innovative Acquisitions Corp., a Delaware corporation, for all periods prior to October 4, 2011 and Puma Biotechnology, Inc. (f/k/a Innovative Acquisitions Corp.), a Delaware corporation, for all periods from and after October 4, 2011.

Note Regarding Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report. This Quarterly Report contains statements that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, our ability to obtain additional financing, our ability to develop and maintain customer relationships, regulatory developments relating to and the general success of our product and product candidates, and our ability to protect our proprietary technology. Other risks are described under the section entitled “Risk Factors” in our Current Report on Form 8-K filed on October 11, 2011.

Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

The Company was originally incorporated in the State of Delaware in April 2007 under the name “Innovative Acquisitions Corp.” On October 4, 2011, the Company closed a merger transaction with Puma Biotechnology, Inc., a privately-held, development stage, Delaware corporation focused primarily on acquiring and developing pharmaceutical technologies (“Puma”), pursuant to an Agreement and Plan of Merger, dated as of September 29, 2011 (the “Merger Agreement”), by and among the Company, IAC Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Puma. Pursuant to the Merger Agreement, Puma became a wholly-owned subsidiary of the Company, through a merger of Merger Sub with and into Puma, with Puma being the surviving company in the merger (the “Merger”).

Upon effectiveness of the Merger, Puma’s business plan became the business plan of the Company. Upon completion of the Merger, all the directors and officers of the Company resigned and the directors and officers of Puma became the officers and directors of the Company.

Following the Merger, pursuant to the terms of a Redemption Agreement dated October 4, 2011 (the “Redemption Agreement”), by and among the Company and its then-current stockholders, the Company completed the closing of a redemption of an aggregate of 3,000,000 shares of common stock (the “Redemption”) from its former stockholders in consideration of an aggregate of $40,000, plus professional costs related to the transaction, not to exceed $40,000. The 3,000,000 shares constituted all of the issued and outstanding shares of the Company’s capital stock, on a fully-diluted basis, immediately prior to the Merger. Upon completion of the Merger and the Redemption, the former stockholders of Puma held 100% of the outstanding shares of capital stock of the Company.

Following the Merger on October 4, 2011, the Company’s Board of Directors approved a transaction pursuant to which Puma merged with and into the Company, leaving the Company as the surviving corporation. In connection with this merger, the Company relinquished the name “Innovative Acquisitions Corp.” and assumed in its place the name “Puma Biotechnology, Inc.”

The Company disclosed the events described above in its Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 11, 2011. In addition, the descriptions of the Merger Agreement and the Redemption Agreement herein are intended to be summaries only, are qualified in their entirety by the terms and conditions of the Merger Agreement and the Redemption Agreement, copies of which are filed as Exhibits 2.1 and 10.2, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011, and are incorporated herein by reference.

The information included in this Quarterly Report precedes the effective date of the Merger. As a consequence, this Quarterly Report includes separate financial statements for both the Company and Puma as of September 30, 2011 and this Item 2 presents the information on the Company and Puma separately.

Results of Operations

Puma Biotechnology, Inc. (f/k/a Innovative Acquisitions Corp.)

As of September 30, 2011, the Company had not conducted any active operations since its inception, except for its efforts to locate suitable acquisition candidates. No revenue was generated by the Company from April 27, 2007 (inception) to September 30, 2011. The Company incurred a net loss of $4,962 and $15,157 for the three and nine months ended September 30, 2011, respectively, and $77,145 for the period from April 27, 2007 (inception) to September 30, 2011. Expenses incurred since inception have been associated with legal fees and accounting fees.

Puma Biotechnology, Inc. (a private Delaware corporation)

Puma Biotechnology, Inc. was formed on September 15, 2010. As a result, results of operations for the three and nine month periods ended September 30, 2010 include only 15 days of operations for the newly formed entity.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Operating expenses

For the three months ended September 30, 2011, operating expenses were $333,934 compared to $6,631 for the three months ended September 30, 2010. The $333,934 is primarily attributable to legal and travel expenditures associated with executing a license agreement with Pfizer and executing a reverse merger.

Other Expense

For the three months ended September 30, 2011, Puma incurred $13,500 of other expense representing legal work performed by the legal firm representing the Company in connection with the Merger Agreement, which Puma agreed to pay pursuant to the Merger Agreement.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Operating expenses

For the nine months ended September 30, 2011, operating expenses were $372,140 compared to $6,631 for the nine months ended September 30, 2010. The $372,140 is primarily attributable to legal and travel expenditures associated with executing a license agreement with Pfizer and executing a reverse merger.

Other Expense

For the nine months ended September 30, 2011, Puma incurred $13,500 of other expense representing legal work performed by the legal firm representing the Company in connection with the Merger Agreement, which Puma agreed to pay pursuant to the Merger Agreement.

Liquidity and Capital Resources

Puma Biotechnology, Inc. (f/k/a Innovative Acquisitions Corp.)

As of September 30, 2011, the Company had no assets. This compares to assets of $462 in cash and cash equivalents as of December 31, 2010.

Puma Biotechnology, Inc. (a private Delaware corporation)

From inception to September 30, 2011, Puma incurred an aggregate net loss of approximately $392,600, primarily as a result of expenses incurred through a combination of legal and travel cost associated with negotiating a licensing agreement and the Merger Agreement.

Puma has financed its operations since inception primarily through a shareholder loan and capital contributions. Total cash resources as of September 30, 2011 were approximately $25,500 compared to $0 at December 31, 2010. During the three months ended September 30, 2011, Puma experienced an increase in cash and cash equivalents of approximately $25,500 from a shareholder advance of $150,000. On October 4, 2011, Puma entered into a securities purchase agreement with certain accredited institutional investors pursuant to which Puma agreed to sell a total of 14,666,733 shares of common stock in a private placement offering (the “Offering”) at a price of $3.75 per share, for gross proceeds of approximately $55 million before deducting selling commissions and expenses.

Plan of Operation

The Company’s plan of operation for the years ending December 31, 2011 and 2012 is to continue implementing Puma’s business strategy, including the clinical development of three drug candidates, focusing primarily on the development of neratinib for the treatment of breast cancer. We also intend to expand our drug candidate portfolio by acquiring additional drug technologies for development. We expect our principal expenditures during the next 12 months to include:

•	operating expenses, including expanded research and development and general and administrative expenses; and

•

product development expenses, including the costs incurred with respect to applications to conduct clinical trials in the United States for our three products and the costs of ongoing and planned clinical trials.

Puma incurred negative cash flow from operations since it started its business, and we expect to continue to spend substantial amounts in connection with implementing Puma’s business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. As part of our planned expansion, we anticipate hiring up to 44 additional full-time employees devoted to research and development activities and up to 5 additional full-time employees for general and administrative activities. In addition, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing. At our current and desired pace of clinical development of our three drug candidates, during the remaining months of 2011 through 2012, we expect to spend approximately $27 million on clinical development and research and development activities, approximately $6.3 million on general and administrative expenses and approximately $0.5 million on facilities rent. Additionally, we expect to spend approximately $250,000 on capital expenditures.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of our pre-clinical and clinical development activities;

•	the progress of the development efforts of parties with whom we have entered into research and development agreements;

•	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;

•	the cost involved in prosecuting and enforcing patent claims and other intellectual property rights; and

•	the cost and timing of regulatory approvals.

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of equity or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. The Company will fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Based on our resources at November 14, 2011, we believe that we have sufficient capital to fund our operations through December 2012, but will need additional financing thereafter until we can achieve profitability, if ever.

We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our Current Report on Form 8-K filed with the SEC on October 11, 2011. We believe that there has been no material change to this information.

Off-Balance Sheet Arrangements

As of September 30, 2011, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. For disclosures about market risk, see our Current Report on Form 8-K filed with the SEC on October 11, 2011.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, or any owner of record or beneficially of more than five percent of any class of our voting securities is a party, or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A.	Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. For information regarding known material risks that could affect our results of operations, financial condition and liquidity, please see the information under the heading “Risk Factors” in our Current Report on Form 8-K filed with the SEC on October 11, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2011, the Company did not sell any of its equity securities without registration under the Securities Act of 1933, as amended, and did not repurchase any of its securities.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Amended and Restated Certificate of Incorporation

On October 4, 2011, the Board of Directors of the Company and the stockholders owning 100% of the Company’s issued and outstanding common stock approved an Amended and Restated Certificate of Incorporation (“Amended Certificate”), which eliminates the Company’s entire authorized class of 10,000,000 shares of preferred stock, par value $0.0001 per share, and reduces the total number of shares of capital stock that the Company may issue from 110,000,000 shares to 100,000,000 shares, all of which are designated as common stock, par value $0.0001 per share. The Amended Certificate became effective on November 14, 2011, upon the filing of the Amended Certificate with the Secretary of State of the State of Delaware.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1

Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 14, 2011 (filed as Appendix I to the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on October 24, 2011 and incorporated herein by reference).

3.2	By-Laws (filed as an exhibit to the Company’s Registration Statement on Form 10-SB filed with the SEC on September 14, 2007 and incorporated herein by reference).

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

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

PUMA BIOTECHNOLOGY, INC.

Dated: November 14, 2011	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2011	By:	/s/ Charles R. Eyler
Charles R. Eyler
Senior Vice President, Finance and Administration and Treasurer (Principal Financial and Accounting Officer)