Form 10-Q
period 2012-06-30
PUMA BIOTECHNOLOGY, INC.
filed 2012-08-14
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 20,040,000 shares of Common Stock, par value $0.0001 per share, were outstanding as of August 6, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward looking. These forward-looking statements include, but are not limited to, statements about:

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

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Quarterly Report on Form 10-Q, including, in Part I, the section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, in each case, under the caption “Item 1A. Risk Factors,” that could cause our actual results to differ materially from those in the forward-looking statements. Such risks should be considered in evaluating our prospects and future financial performance. We undertake no obligation to update the forward-looking statements or to reflect events or circumstances after the date of this document.

PUMA BIOTECHNOLOGY, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Condensed Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2012 and June 30, 2011 and from September 15, 2010 (Date of Inception) to June 30, 2012 (Unaudited)	2

	Condensed Statements of Stockholders’ Equity for the period from September 15, 2010 (Date of Inception) through June 30, 2012 (Unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2012 and June 30, 2011 and from September 15, 2010 (Date of Inception) to June 30, 2012 (Unaudited)	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		20

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

PUMA BIOTECHNOLOGY, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30, 2012 (unaudited)	December 31, 2011 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$41,001,998	$53,381,734
Prepaid expenses and other assets	825,966	281,096

Total current assets	41,827,964	53,662,830
Property and equipment, net	1,228,039	682,053
Restricted cash	1,210,176	1,053,284
Deposits	170,250	—

Total assets	$44,436,429	$55,398,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,410,026	$86,669
Accrued expenses	13,131,701	499,542

Total current liabilities	15,541,727	586,211
Deferred rent	855,859	439,421

Total liabilities	16,397,586	1,025,632

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock—$.0001 par value; 100,000,000 shares authorized; 20,040,000 shares issued and outstanding at June 30, 2012 and December 31, 2011	2,004	2,004
Additional paid-in capital	64,857,524	64,610,340
Deficit accumulated during the development stage	(36,820,685)	(10,239,809)

Total stockholders’ equity	28,038,843	54,372,535

Total liabilities and stockholders’ equity	$44,436,429	$55,398,167

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

PUMA BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended		Period from September 15, 2010 (date of inception) to June 30, 2012
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Operating expenses:
General and administrative	$1,701,877	$34,097	$2,936,503	$38,038	$12,263,021
Research and development	13,005,907	—	23,574,289	—	24,400,661
Depreciation and amortization	69,495	168	118,236	168	128,938

Totals	14,777,279	34,265	26,629,028	38,206	36,792,620

Loss from operations	(14,777,279)	(34,265)	(26,629,028)	(38,206)	(36,792,620)

Other income (expenses):
Interest income	22,516	—	48,152	—	51,935
Other income (expense)	—	—	—	—	(80,000)

Totals	22,516	—	48,152	—	(28,065)

Net loss	$(14,754,763)	$(34,265)	$(26,580,876)	$(38,206)	$(36,820,685)

Net loss applicable to common stock	$(14,754,763)	$(34,265)	$(26,580,876)	$(38,206)	$(36,820,685)

Net loss per common share—basic and diluted	$(0.74)	$(0.009)	$(1.326)	$(0.01)

Weighted-average common shares outstanding—basic and diluted	20,040,000	4,000,000	20,040,000	4,000,000

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

PUMA BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

THE PERIOD FROM SEPTEMBER 15, 2010 (DATE OF INCEPTION) THROUGH JUNE 30, 2012

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

	Shares	Amount
Balances, beginning	—	$—	$—	$—	$—
Common stock issued for cash at $0.0001 per share	4,000,000	400	—	—	400
Paid-in capital	—	—	6,531	—	6,531
Net loss	—	—	—	(6,931)	(6,931)

Balance at December 31, 2010	4,000,000	400	6,531	(6,931)	—
Paid-in capital	—	—	61,983	—	61,983
Issuance of shares of common stock through private placements at $3.75 per share, net of issuance costs	16,000,000	1,600	56,739,208	—	56,740,808
Conversion of stockholder’s note payable to equity	40,000	4	149,996	—	150,000
Stock option compensation	—	—	67,022	—	67,022
Anti-dilutive warrant	—	—	7,585,600	—	7,585,600
Net loss	—	—	—	(10,232,878)	(10,232,878)

Balance at December 31, 2011	20,040,000	2,004	64,610,340	(10,239,809)	54,372,535
Stock option compensation	—	—	461,775	—	461,775
Anti-dilutive warrant	—	—	(214,591)	—	(214,591)
Net loss	—	—	—	(26,580,876)	(26,580,876)

Balance at June 30, 2012	20,040,000	$2,004	$64,857,524	$(36,820,685)	$28,038,843

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

PUMA BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,		Period from September 15, 2010 (date of inception) to June 30, 2012
	2012	2011
Operating activities:
Net loss	$(26,580,876)	$(38,206)	$(36,820,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	118,236	168	128,938
Build-out allowance received from landlord	236,533	—	675,954
Stock option expense	461,775	—	528,797
Anti-dilutive warrant	(214,591)	—	7,371,009
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(715,120)	(1,897)	(996,216)
Accounts payable and accrued expenses	14,955,516	—	15,541,727
Accrual of deferred rent	179,906	—	179,906

Net cash used in operating activities	(11,558,621)	(39,935)	(13,390,570)

Investing activities:
Purchase of property and equipment	(427,690)	(3,363)	(681,024)
Expenditures for leasehold improvements	(236,533)	—	(675,954)
Restricted cash	(156,892)	—	(1,210,176)

Net cash used in investing activities	(821,115)	(3,363)	(2,567,154)

Financing activities:
Proceeds from issuance of stockholder’s convertible note payable	—	—	150,000
Net proceeds from issuance of common stock	—	—	56,741,208
Capital contributions by stockholder	—	43,298	68,514

Net cash provided by financing activities	—	43,298	56,959,722

Net increase (decrease) in cash and cash equivalents	(12,379,736)	—	41,001,998
Cash and cash equivalents, beginning of period	53,381,734	—	—

Cash and cash equivalents, end of period	$41,001,998	$—	$41,001,998

Supplemental disclosures of non-cash investing and financing activities:
Conversion of stockholder’s note payable to common stock	$—	$—	$150,000

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

PUMA BIOTECHNOLOGY, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation:

Business:

Puma Biotechnology, Inc. is a development stage biopharmaceutical company based in Los Angeles, California. References in these Notes to Condensed Financial Statements to the “Company” refer to Puma Biotechnology, Inc., a private Delaware company formed on September 15, 2010, for periods prior to the Merger (as defined below), which took place on October 4, 2011, and Puma Biotechnology, Inc., a Delaware company formed on April 27, 2007 and formerly known as Innovative Acquisitions Corp., for periods following the Merger. The Company’s strategy is to license and develop novel therapeutics for the treatment of cancer that have previously been tested in clinical trials, enabling it to obtain an initial indication of the drug’s safety and biological activity in humans before committing capital to the drug’s development.

Basis of Presentation:

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through June 30, 2012, its primary focus has been the transition of operational responsibility for its lead drug candidate from the licensor to the Company (see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, for details of the license agreement). The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2012, or for any subsequent period. These unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed balance sheet at December 31, 2011 has been derived from the audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The Company has reported a net loss of $14,754,763 and $26,580,876 for the three and six months ended June 30, 2012, respectively. The Company also reported negative cash flows from operating activities of $8,774,379 and $11,558,621 for the three and six months ended June 30, 2012, respectively. The net loss from the date of inception, September 15, 2010, to June 30, 2012, amounted to $36,820,685, and negative cash flows from operating activities amounted to $13,390,570 for the same period. Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities through the drug development process.

The Company’s continued operations will depend on its ability to raise funds through various potential sources such as equity and debt financing. Through June 30, 2012, the Company’s financing has been primarily through private equity placements. The Company will continue to fund operations through sources of capital similar to those previously described. The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs. Given the current and desired pace of clinical development of its three product candidates, management estimates that the Company has sufficient cash on hand to fund clinical development through 2012 and into 2013. The Company will need additional financing thereafter until it can achieve profitability, if ever. The Company may choose to raise additional capital before 2013 in order to fund its future development activities. There can be no assurance that such capital will be available on favorable terms or at all. If it is unable to raise additional capital, the Company could likely be forced to curtail desired development activities, which will delay the development of its product candidates.

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

At the effective time of the Merger, the Company’s then issued and outstanding 18,666,733 shares of common stock were exchanged for 18,666,733 shares of common stock of IAC and each share of the Company’s common stock that was outstanding immediately prior to the effective time was cancelled, with one share of the Company common stock issued to IAC. Concurrently, IAC redeemed all of its shares from its pre-Merger stockholders in exchange for an aggregate consideration of $40,000 paid by the Company. The Company also paid $40,000 for IAC’s professional fees associated with the Merger, directly to legal counsel for IAC’s former stockholders. Following the Merger and the redemption, the Company’s prior stockholders owned the same percentage of IAC’s common stock as they held of the Company’s common stock prior to the Merger.

Upon completion of the Merger, the Company merged with and into IAC, and IAC adopted the Company’s business plan and changed its name to “Puma Biotechnology, Inc.” Further, upon completion of the Merger, the existing officers and directors of IAC resigned and the existing officers and directors of the Company were appointed officers and directors of IAC.

The Merger was accounted for as a reverse acquisition with the Company as the accounting acquirer and IAC as the accounting acquiree. The merger of a private operating company into a non-operating public shell corporation with nominal net assets is considered to be a capital transaction, in substance, rather than a business combination for accounting purposes. Accordingly, the Company treated this transaction as a capital transaction without recording goodwill or adjusting any of its other assets or liabilities. Consideration in the amount of $80,000 paid to the former stockholders of IAC and their attorney was recorded as an other expense item and included in the Company’s net loss for the year ending December 31, 2011.

Note 2—Significant Accounting Policies:

The significant accounting policies followed in the preparation of these financial statements are as follows:

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of expenses for the period presented. Accordingly, actual results could differ from those estimates. Significant estimates include the valuation of the warrant issued to the Chief Executive Officer, or CEO (Note 4). The value of the warrant includes estimates based on future events which are difficult to predict. It is at least reasonably possible that a change in the estimates used to value the warrant will occur in the near term. Significant estimates also include the cost of services provided by consultants who conduct research on behalf of the Company that are billed on a delayed basis. As the actual costs become known, the Company adjusts its estimated cost in that period.

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

Assets Measured at Fair Value on a Recurring Basis:

Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, or ASC 820, provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Under ASC 820, fair value is determined based upon the exit price that would be received by a company to sell an asset or paid by a company to transfer a liability in an orderly transaction between market participants, exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company uses the most advantageous market, which is the market from which the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. ASC 820 creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest.

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

Following are the major categories of assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

June 30, 2012	Level 1	Level 2	Level 3	Total
Cash equivalents	$38,499,196	$—	$—	$38,499,196

December 31, 2011	Level 1	Level 2	Level 3	Total
Cash equivalents	$53,003,450	$—	$—	$53,003,450

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

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents. The Company’s cash and cash equivalents in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limit at June 30, 2012 were approximately $39,720,000. The Company does not believe it is exposed to any significant credit risk.

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

The Company assesses the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been an impairment by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through June 30, 2012.

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

Stock-Based Compensation:

Stock option awards:

ASC 718, Compensation-Stock Compensation, or ASC 718, requires the fair value of all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. Under ASC 718, employee option grants are generally valued at the date of grant (grant date) and those valuations do not change once they have been established. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. As allowed by ASC 718 for companies with a short period of publicly-traded stock history, the Company’s estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. ASC 718 does not allow companies to account for option forfeitures as they occur; instead, estimated option forfeitures must be calculated when the option is granted to reduce the option expense to be recognized over the life of the award and updated upon receipt of further information as to the amount of options expected to be forfeited. Due to its limited history, the Company uses the simplified method to determine the expected life of the option grants.

Warrants:

Warrants granted to employees are normally valued at the fair value of the instrument on the grant date and are recognized in the statement of operations over the requisite service period. When the requisite service period precedes the grant date and a market condition exists in the warrant, the Company values the warrant using the Monte Carlo Simulation Method. As allowed by ASC 718 for companies with a short period of publicly-traded stock history, the Company’s estimate of expected volatility is based on the average volatilities of a sampling of nine companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant valuation. In determining the value, the Company factors in the probability of the market condition occurring and several possible scenarios. When the requisite service period precedes the grant date and is deemed to be complete, the Company records the fair market value of the warrant at the time of issuance as an equity stock-based compensation transaction. The grant date is determined when all pertinent information, such as exercise price and quantity are known. The warrant is revalued each reporting period up to the grant date when the final fair value of the warrant is established and recorded.

Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods presented as required by ASC 260, Earnings Per Share. Diluted earnings per common share have not been presented because the assumed exercise of the Company’s outstanding options would have been anti-dilutive. For the three and six months ended June 30, 2012, potentially dilutive securities excluded from the calculations were 1,392,500 shares issuable upon exercise of options.

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

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, or ASU 2011-04, which clarifies some existing concepts and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 was effective for the Company beginning January 1, 2012, and the adoption of ASU 2011-04 did not have a material effect on the Company’s financial condition.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, or ASU 2011-5, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements and which eliminates the option to present components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, or ASU 2011-12, which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. ASU 2011-05 and ASU 2011-12 were effective for the Company beginning January 1, 2012, and the adoption of ASU 2011-05 and ASU 2011-12 did not have a material effect on the Company’s financial condition.

Note 3—Accrued Expenses:

Accrued expenses consisted of the following:

	June 30, 2012	December 31, 2011
Accrued licensor transition costs	$10,751,011	$—
Accrued clinical cost	1,298,145	—
Accrued compensation	975,607	308,936
Accrued legal fees	91,104	149,055
Other	15,834	41,551

Totals	$13,131,701	$499,542

In accordance with the license agreement, the Company requested that the licensor continue direct management of the ongoing clinical trials until such time as operational responsibility could be absorbed by the Company and/or its agents. The accrued licensor transition costs represents the Company’s estimate of such costs for the six months ended June 30, 2012, and will be adjusted accordingly as the actual costs become known.

Note 4—Stockholders’ Equity:

Warrants:

In October 2011, the Company issued anti-dilutive warrants to 27 investors pursuant to a securities purchase agreement. These warrants were exercisable only if the Company sold securities at a price below $3.75 per share on or prior to the date on which the Company’s common stock was first quoted in an over-the-counter market or listed for quotation on a national securities exchange or trading system. The Company’s common stock was quoted and began trading on the OTC Bulletin Board and the OTCQB under the symbol “PBYI” on April 18, 2012 and the Company did not sell securities at a price below $3.75 per share on or prior to such date. Accordingly, these warrants subsequently terminated unexercised in accordance with their terms.

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

The warrant was valued at approximately $6,900,000 at the time of issuance and recorded to the statement of operations. The warrant was revalued at approximately $7,600,000 on December 31, 2011, in accordance with ASC 718. The fair market value of the warrant as of June 30, 2012, using the below assumptions, was approximately $7,371,000 resulting in an adjustment to the fair value of ($65,300) and ($214,591), which are included in general and administrative expense in the accompanying condensed statements of operations for the three and six months ended June 30, 2012, respectively.

The fair market value at June 30, 2012, was determined by the following assumptions using the Monte Carlo Simulation method:

2012
Common stock price	$11.25
Dividend yield	0.00%
Expected volatility	76.40%
Risk-free interest rate	1.67%
Warrant term in years	10

Additionally, the fair value was estimated based on projected equity raises ranging from $15 million to $100 million in 2013 using weighted probability factors.

Stock-Based Compensation:

The Company’s 2011 Incentive Award Plan, or the 2011 Plan, was adopted by the Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair market value of such shares on the date of grant. Through June 30, 2012, a total of 3,529,412 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

In February 2012, the Company granted, in aggregate, 670,000 stock options to employees hired prior to December 31, 2011. The vesting period for the option grants commenced on each employee’s date of hire (i.e., the commencement of their respective service periods). The Company also granted 482,500 stock options in the three months ended March 31, 2012 and 240,000 stock options in the three months ended June 30, 2012 to employees hired during 2012. The Company awarded only “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107, “Share Based Payment.” As of June 30, 2012, 1,392,500 shares of the Company’s common stock are issuable upon the exercise of outstanding awards granted under the 2011 Plan, and 2,136,912 shares of the Company’s common stock are available for future issuance under the 2011 Plan.

The fair value of options granted to employees was estimated using the Black-Scholes option-pricing model (see Note 2) with the following weighted-average assumptions used during the six month period ended June 30:

2012
Dividend yield	0.0%
Expected volatility	85.5%
Risk-free interest rate	1.1%
Expected life in years	5.82

The Company recognized expense (fair value of the stock option grants) of $263,715 and $461,775 for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2012, $101,317 and $178,722 were recorded as general and administrative expense and $162,398 and $283,053 were recorded as research and development expense, respectively.

Activity with respect to options granted under the 2011 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	—	—	—	$—
Options granted in the period ended March 31, 2012 for which compensation was recognized during 2011	670,000	$3.75	—	—
Granted in the 3 month period ended March 31, 2012	482,500	$3.75	—	—
Granted in the 3 month period ended June 30, 2012	240,000	$10.81	—	—

Outstanding at June 30, 2012	1,392,500	$4.97	9.7	$—

Unvested at June 30, 2012	1,392,500	$4.97	9.7	$—

Exercisable at June 30, 2012	—	$—	—	$—

At June 30, 2012, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was $3,669,475, which is expected to be recognized over a weighted-average period of 1.4 years. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2012 was $7.59 and $4.30 per share, respectively.

Note 5—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $36,000 and $56,500 for the three and six months ended June 30, 2012, respectively.

Note 6—Commitments and Contingencies:

Office Lease:

On June 7, 2012, the Company entered into a long-term lease agreement for office space in South San Francisco, California. The initial term of the lease is for seven years and is expected to commence on or about October 1, 2012. The base rent will be approximately $20,250 per month during the first year and will increase over the course of the initial term, up to approximately $30,820 per month during the seventh year. In addition, the Company has an option to extend the lease for an additional five-year term, which would commence upon the expiration of the initial term. In the event the Company elects to extend the lease, the minimum monthly rent payable for the additional term will be the then-current fair market rent calculated in accordance with the terms of the lease. The Company provided the landlord an automatically renewable stand-by letter of credit in the amount of $150,000. The stand-by letter of credit is collateralized by a high-yield savings account in the amount of approximately $157,000, which is classified as restricted cash on the accompanying condensed balance sheets.

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

We currently license the rights to three drug candidates:

•	PB272 (neratinib (oral)), which we are developing for the treatment of advanced breast cancer patients, non-small cell lung cancer patients and gastric cancer patients;

•	PB272 (neratinib (intravenous)), which we are developing for the treatment of advanced cancer patients; and

•	PB357, which we believe can serve as a backup compound to PB272, and which we plan to evaluate for further development in 2012.

A large portion of our expenses to date have been related to our assuming clinical development of our lead product candidate, PB272 (neratinib (oral)), and the transition of the neratinib program from the licensor. During this transition period, as we built up our infrastructure and assumed responsibility for the neratinib program, a duplication of effort took place that resulted in higher than normal operating expenses. We estimate the duplication of effort had an impact on R&D operating expense of approximately $3 million. The transition, which was the major expense for the second quarter of 2012 has largely been completed. We believe this expense will decrease over the subsequent quarters.

Additionally, our expenses to date have been related to hiring staff and the build out of our corporate infrastructure. As we proceed with clinical development of PB272 (neratinib (oral)), and as we further develop PB272 (neratinib (intravenous)), and PB357, our second and third product candidates, respectively, we expect our internal research and development, or R&D, expenses and expenses related to our third party contractors will increase.

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

R&D expenses include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for manufacturing of clinical materials and clinical trials. During the three and six months ended June 30, 2012, our R&D expenses consisted primarily of transition costs, as clinical trial responsibilities shifted to us and our outside clinical research organization, or CRO, salaries and related personnel costs, and fees paid to other consultants. We expense our R&D costs as they are incurred.

General and administrative, or G&A, expenses consist primarily of salaries and related personnel costs including stock-based compensation expense, professional fees, business insurance, rent, general legal activities, and other corporate expenses.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2012 from our accounting policies at December 31, 2011, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

General and administrative expenses:

For the three months ended June 30, 2012, G&A expenses were approximately $1.7 million. G&A expenses for the three months ended June 30, 2011, were nominal as we had not commenced meaningful operations during that period. G&A expenses for the three months ended June 30, 2012, were as follows:

General and administrative expenses
Professional fees	$647,724
Payroll and related costs	503,780
Business taxes and licenses	154,078
Facility and equipment costs	132,622
Employee stock-based compensation	36,007
Other	227,666

$1,701,877

Major expenses incurred in professional fees were legal fees for SEC filings, intellectual property review, contract review and general legal support. We expect to continue to incur significant legal fees in the coming periods. We expect the facility expense to remain at least at comparable levels to the three months ended June 30, 2012, for the next several months; however, we have recently entered into a lease for satellite office space in the San Francisco area and will have additional rent expense beginning in September 2012 for the term of the lease. The monetary increase in rent expense will be approximately $20,250 per month in the first year and up to approximately $30,820 per month during the seventh year over the life of the lease. Employee stock-based compensation included in G&A expenses for the three months ended June 30, 2012 was approximately $101,000, offset by a reduction in the valuation of the outstanding anti-dilutive warrant held by our CEO and President of approximately $65,000, compared to $0 for the three months ended June 30, 2011. This decrease to the valuation of the warrant was due to two factors:

(1) The price per share of common stock increased from $3.75 at March 31, 2012, to $11.25 on June 29, 2012. Because of this increase in stock price, the number of shares needed to fulfill the subsequent financing of at least $15 million decreased substantially. The Company will continue to revalue the warrant each reporting period until such time as the grant date of the warrant is determined.

(2) The remaining term on the warrant decreases based on the passage of time.

All other costs such as IT support, travel, recruiting and postage were approximately $228,000 for the three months ended June 30, 2012.

Research and development expenses:

For the three months ended June 30, 2012, R&D expenses were approximately $13.0 million compared to $0 for the three months ended June 30, 2011. R&D expenses for the three months ended June 30, 2012 were as follows:

Research and development expenses
Outside clinical development services	$10,286,870
Regulatory affairs and quality assurance	1,189,093
Internal clinical development	1,258,189
Employee stock-based compensation	162,398
Contract manufacturing	109,357

$13,005,907

Ongoing outside clinical trial cost of approximately $10.3 million during the three months ended June 30, 2012, included approximately $3.0 million of duplicate costs from licensor services for the ongoing clinical trials. When the transition is complete, we expect these duplicate charges to cease. We accrued approximately $3.0 million for licensor services provided during the three months ended June 30, 2012 and approximately $4.3 million for pass-through costs related to the clinical trials. We also incurred approximately $3.0 million for services rendered by a CRO who is taking over operational responsibility for our existing clinical trials. The licensor transition cost represents our estimate of such costs for the three months ended June 30, 2012, and will be adjusted accordingly as the actual costs become known. Internal clinical development expenses, which include payroll and employee related expenses and expenses for travel and other consultant services of approximately $1.3 million, were also incurred in the three months ended June 30, 2012. Regulatory affairs and quality assurance expenses of approximately $1.2 million consisted of approximately $955,000 of payroll and employee-related expenses, approximately $104,000 of IT and software related expenses, and approximately $93,000 of consultant expenses, with the remaining approximately $37,000 of expenses related to travel, supplies and office facilities. Employee stock-based compensation included in R&D expenses for the three months ended June 30, 2012, was approximately $162,000. Contract manufacturing costs were approximately $109,000, and consist primarily of employee and employee-related expenses and expenses for travel and consulting services.

Interest income:

For the three months ended June 30, 2012, we recognized approximately $23,000 in interest income compared to $0 in interest income for the three months ended June 30, 2011. Based on market conditions, we placed our excess funds in money market accounts and “high yield” savings accounts.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

General and administrative expenses:

For the six months ended June 30, 2012, G&A expenses were approximately $2.9 million. G&A expenses for the six months ended June 30, 2011, were nominal as we had not commenced meaningful operations during that period. G&A expenses for the six months ended June 30, 2012, were as follows:

General and administrative expenses
Professional fees	$1,155,917
Payroll and related costs	993,679
Facility and equipment costs	279,143
Business taxes and licenses	155,678
Employee stock-based compensation	(35,869)
Other	387,955

$2,936,503

Major expenses incurred in professional fees were legal fees for SEC filings, intellectual property review, contract review and general legal support. We expect to continue to incur significant legal fees in the coming periods. We expect the facility expense to remain at least at comparable levels to the six months ended June 30, 2012, for the next several months; however, we have recently entered into a lease for satellite office space in San Francisco and will have additional rent expense going forward for the term of the lease. Employee stock-based compensation included in G&A expenses for the six months ended June 30, 2012 was approximately $178,000, offset by a reduction in the valuation of the outstanding anti-dilutive warrant held by our CEO and President of approximately $214,000, compared to $0 for the six months ended June 30, 2011.

All other costs such as IT support, travel, recruiting and postage were approximately $388,000 for the six months ended June 30, 2012.

Research and development expenses:

For the six months ended June 30, 2012, R&D expenses were approximately $23.6 million compared to $0 for the six months ended June 30, 2011. R&D expenses for the six months ended June 30, 2012 were as follows:

Research and development expenses
Outside clinical development services	$18,442,898
Regulatory affairs and quality assurance	2,613,217
Internal clinical development	2,018,273
Employee stock-based compensation	283,053
Contract manufacturing	216,848

$23,574,289

Ongoing outside clinical trial cost of approximately $18.4 million during the six months ended June 30, 2012 included approximately $3.0 million of duplicate costs from licensor services for the ongoing clinical trials. When the transition is complete, we expect these duplicate charges to cease. We accrued approximately $5.8 million for licensor services provided during the six months ended June 30, 2012 and approximately $9.4 million for pass-through costs related to the clinical trials. We also incurred approximately $3.2 million for services rendered by a CRO who is taking over operational responsibility for our existing clinical trials. The licensor transition cost represents our estimate of such costs for the six months ended June 30, 2012, and will be adjusted accordingly as the actual costs become known. Other R&D expenses, which include payroll and employee related expenses and expenses for travel and other consultant services of approximately $2.0 million, were also incurred in the six months ended June 30, 2012. Regulatory affairs and quality assurance expenses of approximately $2.6 million consisted of approximately $1.8 million of payroll and employee-related expenses, approximately $584,000 of IT and software related expenses, and approximately $94,000 of consultant expenses, with the remaining approximately $146,000 of expenses related to travel, supplies and office facilities. Employee stock-based compensation included in R&D expenses for the six months ended June 30, 2012, was approximately $283,000. Contract manufacturing costs were approximately $217,000, and consisted primarily of employee and employee-related expenses and expenses for travel and consulting services.

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

Interest income:

For the six months ended June 30, 2012, we recognized approximately $48,000 in interest income compared to $0 in interest income for the six months ended June 30, 2011. Based on market conditions, we placed our excess funds in money market accounts and “high yield” savings accounts.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2012 and is intended to supplement the more detailed discussion that follows:

Liquidity and capital resources	June 30, 2012
Cash and cash equivalents	$41,001,998
Working capital	26,286,237
Stockholders’ equity	28,038,843

Six months ended
June 30, 2012
Cash provided by (used in):
Operating activities	$(11,558,621)
Investing activities	(821,115)
Financing activities	—

Increase (decrease) in cash	$(12,379,736)

Operating Activities:

We reported a net loss of approximately $26.6 million and negative cash flows from operating activities of approximately $11.6 million for the six months ended June 30, 2012. Our net loss from Puma’s date of inception, September 15, 2010, to June 30, 2012, amounted to approximately $36.8 million, while negative cash flows from operating activities amounted to approximately $13.4 million for the same period.

Net cash used in operating activities through June 30, 2012, includes a net loss of $26.6 million, reduced by approximately $15.0 million of adjustments to reconcile net loss to net cash used in operating activities. Adjustments include non-cash items related to expense of approximately $462,000 from the issuance of stock options, adjustments to the warrant valuation of $215,000, depreciation and amortization of approximately $118,000 and an allowance of approximately $236,000 received from the landlord for our corporate headquarters. Other items included in the adjustment of net loss were an increase of approximately $15 million in accounts payable and accrued expenses, an increase of $180,000 in the accrual of deferred rent, and an increase of $715,000 in prepaid expenses and other assets. The increase in accounts payable and accrued expenses reflects charges from transition activities billed to us as we assume clinical trial responsibilities from the licensor of the Company’s lead product candidate, of which approximately $3.0 million represents duplication of effort as the licensor transferred clinical trial knowledge and responsibility to us.

Investing Activities:

Net cash used in investing activities was approximately $821,000 for the six months ended June 30, 2012. Payments of approximately $428,000 for the purchase of computer equipment and systems and approximately $237,000 related to leasehold improvements were included in net cash used in investing activities. Additionally, to secure the office lease located in the San Francisco area, a standby letter of credit was required. As collateral to that standby letter of credit, approximately $157,000 was moved to the restricted cash account held by Wells Fargo.

Financing Activities:

We did not engage in any financing activities during the six months ended June 30, 2012.

Current and Future Financing Needs:

We have incurred negative cash flows from operations since we started our business, and we expect to continue incurring significant losses for the foreseeable future. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts. We anticipate that our cash on hand, including our cash equivalents as of June 30, 2012, will be sufficient to enable us to meet our anticipated expenditures for at least the next 12 months. Given the current and desired pace of clinical development of our three product candidates, over the next 12 months we estimate that our research and development spending will be approximately $30 million to $35 million. We will need approximately $5 million to $6 million for general and administrative expenses over the next 12 months. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.

Our continued operations will depend on whether we are able to raise additional funds through a strategic alliance with a third party concerning one or more of our product candidates, public or private sales of equity or debt and other sources of funds. Through June 30, 2012, a significant portion of our financing has been through private placements of our equity securities. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and in light of current economic conditions, including the lack of access to the capital markets being experienced by small companies, particularly in our industry, there can be no assurance that such capital will be available to us on favorable terms or at all. In addition, we can give no assurances that any additional capital raised will be sufficient to meet our needs. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interests of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations, delay or discontinue the development of one or more of our product candidates or forego attractive business opportunities, and our business, financial condition and results of operations would be materially harmed. In such an event, we will be required to undertake a thorough review of our programs, and the opportunities presented by such programs, and allocate our resources in the manner most prudent.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (the Company’s principal executive officer) and Senior Vice President, Finance (the Company’s principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Finance have concluded that these disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings and are not aware of any threatened or contemplated legal proceedings against us.

Item 1A.	RISK FACTORS

For a discussion of risks and uncertainties that may affect our business, please see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012. There has been no material change in this information for the current quarter.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2012, the Company did not sell any of its equity securities without registration under the Securities Act of 1933, as amended, and did not repurchase any of its securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1

Office Lease by and between the Company and DWF III Gateway, LLC, executed on June 7, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2012 and incorporated herein by reference)

10.2	Letter Agreement by and between the Company and Richard P. Bryce (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2012 and incorporated herein by reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

Exhibit	Description

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUMA BIOTECHNOLOGY, INC.

Dated: August 14, 2012	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2012	By:	/s/ Charles R. Eyler
Charles R. Eyler
Senior Vice President, Finance and Administration and Treasurer
(Principal Financial and Accounting Officer)