Form 10-K
period 2012-12-31
PUMA BIOTECHNOLOGY, INC.
filed 2013-04-01
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-35703

PUMA BIOTECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0683487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10880 Wilshire Boulevard, Suite 2150

Los Angeles, CA 90024

(424) 248-6500

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2012, the last day of the registrant’s most recently completed 2nd fiscal quarter, was $135,779,108 based upon the last reported closing quote of $11.25 per share of the registrant’s common stock on the OTC Bulletin Board on Friday June 29, 2012. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 15, 2013, there were 28,676,666 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements include, but are not limited to, statements about:

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

•	the regulatory approval of our drug candidates;

•	our use of clinical research organizations and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products;

•	our ability to market any of our products;

•	our history of operating losses;

•	our expectations regarding our costs and expenses;

•	our anticipated capital requirements and estimates regarding our needs for additional financing;

•	our ability to compete against other companies and research institutions;

•	our ability to secure adequate protection for our intellectual property;

•	our ability to attract and retain key personnel; and

•	our ability to obtain adequate financing.

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “on-going,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Annual Report, including Part II, the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in Part 1 of this Annual Report, in the section entitled “Item 1A, Risk Factors,” that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to update the forward-looking statements or to reflect events or circumstances after the date of this document. The risks discussed in this Annual Report should be considered in evaluating our prospects and future financial performance.

Part I

ITEM 1.	BUSINESS

Company Overview

Unless otherwise provided in this Annual Report, references to the “Company,” “we,” “us,” and “our” refer to Puma Biotechnology, Inc., a Delaware corporation formed on April 27, 2007 and formerly known as Innovative Acquisitions Corp., together with its wholly-owned subsidiary, Puma Biotechnology Limited, and all references to “Former Puma” refer to Puma Biotechnology, Inc., a privately-held Delaware corporation formed on September 15, 2010, that merged with and into us in October 2011. We refer to this transaction as the “Merger.”

We are a development stage biopharmaceutical company that acquires and develops innovative products for the treatment of various forms of cancer. We focus on in-licensing drug candidates that are undergoing or have already completed initial clinical testing for the treatment of cancer and then seek to further develop those drug candidates for commercial use.

We currently license the rights to three drug candidates:

•	PB272 (neratinib (oral)), which we are developing for the treatment of advanced breast cancer patients and non-small cell lung cancer patients;

•	PB272 (neratinib (intravenous)), which we are developing for the treatment of advanced cancer patients; and

•	PB357, which we believe can serve as a backup compound to PB272, and which we are evaluating for further development.

We are initially focused on developing neratinib for the treatment of patients with human epidermal growth factor receptor type 2, or HER2-positive breast cancer, HER2 mutated non-small cell lung cancer, and HER2-negative breast cancer that has a HER2 mutation. Studies show that approximately 20% to 25% of breast cancer tumors have an over-expression of the HER2 protein. Women with breast cancer that over-expresses HER2, referred to as HER2-positive breast cancer, are at greater risk for disease progression and death than women whose tumors do not over-express HER2. Therapeutic strategies, such as the use of Herceptin (trastuzumab), Perjeta (pertuzumab), and Kadcyla (T-DM1), produced by Genentech, and Tykerb (lapatinib), produced by GlaxoSmithKline, given either alone or in combination with chemotherapy, have been developed to improve the treatment of this cancer by binding HER2. Based on pre-clinical and clinical studies to date, we believe that neratinib may offer an advantage over existing treatments by more potently inhibiting HER2 at a different site and using a different mechanism than these other drugs.

Currently, the first-line therapy approved by the U.S. Food and Drug Administration, or FDA, for treatment of HER2-positive metastatic breast cancer is the combination of Perjeta plus Herceptin and taxane chemotherapy. The drug Tykerb, given in combination with the chemotherapy drug capecitabine, is also FDA approved for the treatment of HER2-positive metastatic breast cancer that has failed prior treatment. In a Phase III clinical trial, patients with HER2-positive metastatic breast cancer who received the combination of Tykerb plus capecitabine demonstrated a median progression free survival, or PFS, of 27.1 weeks and a response rate of 23.7%.

Results from a Phase II clinical study, where patients with HER2-positive metastatic breast cancer who had failed prior treatments were administered the combination of neratinib and capecitabine, demonstrated a median PFS of 40.3 weeks and an overall response rate of 64%. In February 2013, we announced that we had reached an agreement with the FDA under a Special Protocol Assessment, or SPA, for our planned Phase III clinical trial of PB272 in patients with HER2-positive metastatic breast cancer who have failed two or more prior treatments (third-line disease). The European Medicines Agency, or EMA, has also provided follow-on scientific advice, or SA, consistent with that of the FDA regarding our Phase III trial design and endpoints to be used and ability of such design to support the submission of a European Union, or EU, Market Authorization Application, or MAA. We anticipate commencing our Phase III clinical trial of neratinib (oral) for breast cancer patients who have previously failed two or more prior HER2-directed treatments in the second quarter of 2013.

We are also exploring the safety and efficacy of neratinib (oral):

•	in combination with temsirolimus in patients with HER 2-positive metastatic breast cancer who have failed multiple prior treatments;

•	for the treatment of patients with HER2-positive metastatic breast cancer with brain metastases;

•	for the treatment of HER2-positive neoadjuvant breast cancer;

•	for the treatment of HER2 mutated non-small cell lung cancer; and

•	in the treatment of patients with HER2-negative breast cancer that has a HER2 mutation.

We have on-going Phase II clinical trials for each of these indications.

We licensed the exclusive worldwide rights to our current drug candidates from Pfizer Inc., or Pfizer, which had previously been responsible for the clinical trials regarding neratinib. We have modified Pfizer’s clinical development strategy and during the next 12 to 18 months plan to:

•	commence our Phase III clinical trials of neratinib in patients with HER2-positive metastatic breast cancer who have previously failed two or more prior treatments;

•

continue the on-going Phase II clinical trials of neratinib in the neoadjuvant treatment of HER2-positive breast cancer, in patients with HER2-positive metastatic breast cancer that has metastasized to the brain, in the treatment of HER2 mutated non-small cell lung cancer and in the treatment of patients with HER2-negative breast cancer that have a HER2 mutation; and

•	continue to evaluate the application of neratinib in the treatment of other forms of HER2-positive or HER2 mutated cancers where there may be unmet medical needs.

Strategy

Our strategy is to become a leading oncology-focused biopharmaceutical company. The key elements of our strategy are as follows:

•

Advance PB272 (neratinib (oral)), our lead drug candidate, toward regulatory approval and commercialization. We are primarily focused on developing neratinib for the treatment of patients with HER2-positive metastatic breast cancer, HER2 mutated non-small cell lung cancer, and HER2-negative breast cancer who have a HER2 mutation. We have modified the previous clinical development strategy that Pfizer employed by focusing our planned Phase II and Phase III clinical trials on the use of neratinib in these patient populations, which we believe may be underserved by current treatment alternatives and where clinical trials have shown substantial levels of activity. We are also focusing on the development of neratinib in the neoadjuvant treatment of patients with HER2-positive breast cancer and in patients with HER2-positive metastatic breast cancer that has metastasized to the brain.

•

Expand our product pipeline by pursuing additional applications of neratinib. We believe there are additional applications for neratinib in the treatment of HER2 mutated non-small cell lung cancer, which we also believe may be underserved by current treatment alternatives; in the treatment of patients with a HER2-negative breast cancer who have a HER2 mutation; and in tumor types where HER2 is over-expressed or mutated. We intend to further evaluate the safety and efficacy of neratinib for treating these cancers.

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

•

Evaluate the commercialization strategies on a product-by-product basis in order to maximize the value of each. As we move our drug candidates through development toward regulatory approval, we will evaluate several options for each drug candidate’s commercialization strategy. These options include building our own internal sales force; entering into a joint marketing partnership with another pharmaceutical or biotechnology company, whereby we jointly sell and market the product; and out-licensing our product, whereby another pharmaceutical or biotechnology company sells and markets our product and pays us a royalty on sales. Our decision will be made separately for each product and will be based on a number of factors including capital necessary to execute on each option, size of the market to be addressed and terms of potential offers from other pharmaceutical and biotechnology companies. It is too early for us to know which of these options we will pursue for our drug candidates, assuming their successful development.

Product Development Pipeline

Breast Cancer Overview

Breast cancer is the leading cause of cancer death among women worldwide, with approximately 1 million new cases reported each year and more than 400,000 deaths per year. Approximately 20% to 25% of breast cancer tumors show over-expression of the HER2 protein. Women with breast cancer that over-expresses HER2 are at greater risk for disease progression and death than women whose tumors do not over-express HER2. Therapeutic strategies have been developed to block HER2 in order to improve the treatment of this cancer.

Trastuzumab, pertuzumab and T-DM1 are drugs that bind to the HER2 protein and thereby cause the cells to cease reproducing. Trastuzumab and pertuzumab given in combination with chemotherapy is the current first-line standard of care for HER2-positive metastatic breast cancer. Lapatinib is a small molecule that also binds to the HER2 protein and causes the cell to cease reproducing. Lapatinib given in combination with the chemotherapy drug capecitabine is FDA-approved for the treatment of patients who have failed prior treatments. Unfortunately, most patients with HER2-positive breast cancer eventually develop resistance to these treatments, resulting in disease progression. For these reasons, there is a need for alternatives to block HER2 signaling in patients who fail treatment with prior HER2 directed treatments. PB272 is an orally active small molecule that inhibits HER2 at a different site and uses a different mechanism than trastuzumab. As a result, we believe that PB272 may have utility in patients with HER2-positive metastatic breast cancer who have failed treatment with trastuzumab.

The following chart shows each of our current drug candidates and their clinical development stage:

PB272 (neratinib (oral))—Breast Cancer

Neratinib is a potent irreversible tyrosine kinase inhibitor, or TKI, that blocks signal transduction through the epidermal growth factor receptors, or EGFRs, HER1, HER2 and HER4. We believe neratinib has clinical application in the treatment of several cancers, including breast cancer, non-small cell lung cancer and other tumor types that over-express or have mutation in HER2.

          Advantages of Neratinib

Based on pre-clinical and clinical studies to date, we believe that neratinib may offer an advantage over existing treatments that are used in the treatment of patients with HER2-positive metastatic breast cancer who have failed prior treatments, including treatment with trastuzumab, pertuzumab, and T-DM1. Currently, the treatment of metastatic breast cancer patients involves treatment with these agents either alone or in combination with chemotherapy. We believe that by more potently inhibiting HER2 at a different site and acting via a mechanism different from other agents, neratinib may have therapeutic benefits in patients who have failed these existing treatments, most notably due to its increased selectivity and stronger inhibition of the HER2 target enzyme.

PB272 (neratinib (intravenous))—Breast Cancer

We also plan to develop neratinib as an intravenously administered agent. In pre-clinical studies, the intravenous version of neratinib resulted in higher exposure levels of neratinib in pre-clinical models. We believe that this may result in higher blood levels of neratinib in patients, which may translate into better efficacy. We plan to file an Investigational New Drug Application, or IND, for the intravenous formulation of neratinib in 2013 or 2014.

PB357

PB357 is an orally administered agent that is an irreversible TKI that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4. PB357 is structurally similar to PB272. Pfizer had completed single dose Phase I trials of PB357. We are evaluating PB357 and considering options relative to its development in 2013.

Trials of Neratinib as a Single Agent. In 2009, Pfizer presented data at the CTRC-AACR San Antonio Breast Cancer Symposium from a Phase II trial of neratinib administered as a single agent to patients with HER2-positive metastatic breast cancer. Final results from this trial were published in the Journal of Clinical Oncology in March 2010.

The trial involved a total of 136 patients, 66 of whom had received prior treatment with trastuzumab and 70 of whom had not received prior treatment with trastuzumab. The results of the study showed that neratinib was reasonably well-tolerated among both the pretreated patients and the patients who had not received prior treatment with trastuzumab. Diarrhea was the most common side effect, but was manageable with antidiarrheal agents and dose modification. Efficacy results from the trial showed that the objective response rate was 24% for patients who had received prior trastuzumab treatment and 56% for patients with no prior trastuzumab treatment. Furthermore, the median PFS was 22.3 weeks for the patients who had received prior trastuzumab and 39.6 weeks for the patients who had not received prior trastuzumab.

Trials of Neratinib in Combination with Other Anti-Cancer Drugs. At the 2010 San Antonio Breast Cancer Symposium, Pfizer presented data from Phase II trials of neratinib when given in combination with other anti-cancer drugs that are currently used for the treatment of HER2-positive metastatic breast cancer. One Phase II trial evaluated the safety and efficacy of neratinib given in combination with the anti-cancer drug paclitaxel in patients with HER2-positive metastatic breast cancer. The results presented showed that, for the 66 patients in the trial who had previously been treated with at least one prior line of therapy, the combination of neratinib with paclitaxel was shown to have a favorable safety profile that was similar to that of each drug when given alone. The efficacy results from the trial demonstrated an objective response rate of 74% and PFS of 63.1 weeks.

Pfizer also presented data from a second Phase II trial at the 2010 CTRC-AACR San Antonio Breast Cancer Symposium, which evaluated the safety and efficacy of neratinib when given in combination with the anti-cancer drug vinorelbine in patients with HER2-positive metastatic breast cancer. In the 56 patients who had not been previously treated with the anti-HER2 therapy lapatinib, treatment with the combination of vinorelbine plus neratinib resulted in an overall response rate of 57% and PFS was 44.1 weeks. For those patients who had received prior treatment with lapatinib, the overall response rate was 50%. The combination of vinorelbine and neratinib was generally well-tolerated.

Data from a third Phase II study, in which patients with confirmed HER2-positive metastatic breast cancer who had failed treatment with trastuzumab and taxane chemotherapy were given PB272 in combination with capecitabine, was presented at the 2011 CTRC-AACR San Antonio Breast Cancer Symposium. The results of the study showed that the combination of PB272 and capecitabine had acceptable tolerability. The efficacy results from the trial showed that for the 61 patients in the trial who had not been previously treated with the HER2 targeted anti-cancer drug lapatinib, there was an overall response rate of 64% and a clinical benefit rate of 72%. In addition, for the seven patients in the trial who had previously been treated with lapatinib, there was an overall response rate of 57% and a clinical benefit rate of 71%. The median PFS for patients who had not received prior treatment with lapatinib was 40.3 weeks and the median PFS for the patients who had received prior lapatinib treatment was 35.9 weeks.

In February 2013, we announced that we reached agreement with the FDA, under an SPA for our planned Phase III clinical trial of PB272 in patients with HER2-positive metastatic breast cancer who have failed two or more prior treatments (third-line disease). The SPA is a written agreement between us, as the trial’s sponsor, and the FDA regarding the design, endpoints, and planned statistical analysis of the Phase III trial with respect to the effectiveness of PB272 for the indication to be studied to support a New Drug Application, or NDA. The EMA has also provided follow-on SA consistent with that of the FDA regarding our Phase III trial design and endpoints to be used and ability of such design to support the submission of an MAA in the EU.

Pursuant to the SPA and SA, the Phase III trial is designed as a randomized study of PB272 plus capecitabine versus Tykerb plus capecitabine in patients with third-line HER2-positive metastatic breast cancer. The trial is expected to enroll approximately 600 patients who will be randomized (1:1) to receive either PB272 plus capecitabine or Tykerb plus capecitabine. The trial will be conducted at approximately 150 sites in North America, Europe and Asia-Pacific. The agreed upon co-primary endpoints of the trial are PFS and overall survival. Our plan is to use the PFS data from the trial as the basis for submission of an NDA/MAA for Accelerated/Conditional Approval for PB272 from the regulatory agencies. We anticipate that we will begin patient enrollment in this Phase III trial in the second quarter of 2013.

In 2010, Pfizer also initiated a Phase I/II trial of neratinib in combination with the anti-cancer drug temsirolimus, or Torisel, in patients with HER2-positive metastatic breast cancer who have failed multiple prior treatments. The study enrolled patients with either HER2-positive metastatic breast cancer and disease progression on trastuzumab or with triple-negative breast cancer. The updated Phase II results of this trial were presented at the 2011 CTRC-AACR San Antonio Breast Cancer Symposium. The results of the study showed that the combination of PB272 and temsirolimus had acceptable tolerability. The efficacy results from the trial showed that for the 27 evaluable patients, 12 patients, or 44%, experienced a partial response and 1 patient, or 4%, experienced prolonged stable disease for greater than 6 months, which translates to a clinical benefit rate of 48%. Patients who experienced a partial response to the combination of neratinib plus temsirolimus demonstrated a maximum change in the size of their target lesions of between 33% and 83%. Clinical benefit was seen in patients previously treated with trastuzumab as well as lapatinib, T-DM1 and pertuzumab. Enrollment in this trial is continuing and is anticipated to reach a total of 34 patients. We expect additional data from this trial to be presented in 2013. The Company also intends to progress the combination of PB272 and temsirolimus into Phase III trials and currently anticipates that it will commence Phase III trials of the combination later in 2013.

Approximately one-third of the patients with HER2-positive metastatic breast cancer develop metastases that spread to their brain. The current antibody-based treatments, including Herceptin, Perjeta and T-DM1, do not enter the brain and therefore are not believed to be effective in treating these patients. In a Phase II trial with Tykerb given as a single agent, Tykerb demonstrated a 6% objective response rate in the patients with HER2-positive metastatic breast cancer whose disease spread to their brain. In January 2012, a Phase II trial of neratinib as a single agent in patients with HER2-positive metastatic breast cancer that has spread to their brain was initiated in conjunction with the Dana Farber Translational Breast Cancer Research Consortium. We anticipate that results from this trial will be presented in late 2013.

At the 2010 CTRC-AACR San Antonio Breast Cancer Symposium, the results of the Neoadjuvant Lapatinib and/or Trastuzumab Treatment Optimisation) Study, or the Neo-ALTTO study, were presented. In this trial, patients with HER2-positive breast cancer were randomized to receive either the combination of paclitaxel plus trastuzumab, the combination of paclitaxel plus lapatinib or the combination of paclitaxel plus trastuzumab plus lapatinib, a neoadjuvant (preoperative) therapy. The results of the trial demonstrated that the patients who received the combination of paclitaxel plus trastuzumab demonstrated a pathological complete response rate in the breast and lymph nodes of 27.6%, the patients who received paclitaxel plus lapatinib had a pathological complete response rate of 20.0% and the patients who received the combination of paclitaxel plus trastuzumab plus lapatinib had a pathological complete response rate of 46.8%.

In 2010, Pfizer, in collaboration with the National Surgical Adjuvant Breast and Bowel Project, or NSABP, a clinical trials cooperative group supported by the National Cancer Institute, or NCI, initiated a study to investigate the use of neratinib as a neoadjuvant (preoperative) therapy for newly diagnosed HER2-positive breast cancer. In this trial, a total of 129 patients are randomized to receive either neratinib plus the chemotherapy drug paclitaxel or trastuzumab plus paclitaxel prior to having surgery to remove their tumors. The purpose of this study is to test whether adding neratinib to paclitaxel chemotherapy is better than trastuzumab plus paclitaxel chemotherapy before having surgery. This trial was modified in 2012 to include a third treatment arm where patients will receive the combination of neratinib plus trastuzumab plus paclitaxel prior to having surgery to remove their tumors. Enrollment in all three arms of this trial is on-going and we anticipate that the results of this trial will be presented in late 2013.

Also in 2010, the Foundation for the National Institutes of Health initiated the I-SPY 2 TRIAL (Investigation of Serial Studies to Predict Your Therapeutic Response with Imaging And moLecular Analysis 2). Patients with newly diagnosed HER2-positive breast cancer are randomized to receive either neratinib plus the chemotherapy drug paclitaxel or trastuzumab plus paclitaxel prior to having surgery to remove their tumors (neoadjuvant therapy). The purpose of this study is to test whether adding neratinib to paclitaxel chemotherapy is better than trastuzumab plus paclitaxel chemotherapy before having surgery. We anticipate that the results of this trial will be available in mid-2013.

Discontinued Studies. Pfizer had previously been sponsoring two additional clinical trials of neratinib. The first trial, referred to as the NEfERTT™ trial, was a Phase II randomized trial of neratinib in combination with the anti-cancer drug paclitaxel versus trastuzumab in combination with paclitaxel for the treatment of patients who have not received previous treatment for HER2-positive metastatic breast cancer. The second trial, referred to as the ExteNET™ trial, was a Phase III study investigating the effects of neratinib after adjuvant trastuzumab in patients with early stage breast cancer. On October 5, 2011, we announced that enrollment in the ExteNET trial was terminated and that both the NEfERTT and the ExteNET trials were going to be wound down. We are responsible for any activities associated with winding down and completing these trials during 2013 and beyond.

PB272 (neratinib (oral))—Other Potential Applications

Approximately 2% to 4% of patients with non-small cell lung cancer have a HER2 mutation in the kinase domain. This mutation is believed to narrow the ATP binding cleft which results in increased tyrosine kinase activity. The mutation is also believed to result in increased PI3K activity and mTOR activation. Published data suggests that patients with HER2 mutated non-small cell lung cancer do not respond to platinum chemotherapy and do not respond to EGFR inhibitors. Pfizer previously conducted a Phase I trial of neratinib given in combination with the anti-cancer drug temsirolimus in patients with solid tumors. In this trial, seven patients with HER2 mutated non-small cell lung cancer were enrolled in the trial. These patients had received a median of three prior treatments for their disease. The results from the trial were presented at the 2011 American Society of Clinical Oncology (ASCO) Annual Meeting and at the 2012 International Association for the Study of Lung Cancer meeting and demonstrated that, for the six evaluable patients, two patients, or 33%, demonstrated a partial radiological response and three patients had stable disease evidenced by tumor shrinkage of between approximately 5% and 28%. We are currently enrolling a Phase II randomized trial of neratinib plus temsirolimus in patients with HER2 mutated non-small cell lung cancer.

A new HER2 mutation in patients with HER2-negative breast cancer was identified as part of a study performed by the Cancer Genome Atlas Network and published in Cancer Discovery in December 2012. We believe this mutation may occur in an estimated 2% of patients with breast cancer. Pre-clinical data from this publication demonstrated that neratinib was active in pre-clinical models of HER2-negative breast cancer that have this HER2 mutation and that neratinib has more anti-cancer activity than either trastuzumab or lapatinib in cells with this mutation. A Phase II trial of neratinib in HER2-negative breast cancer patients who have a HER2 mutation opened for enrollment in December 2012.

PB272 (neratinib (intravenous))

We also plan to develop neratinib as an intravenously administered agent. In pre-clinical studies the intravenous version of neratinib resulted in higher exposure levels of neratinib in pre-clinical models. We believe that this may result in higher blood levels of neratinib in patients, and may translate into enhanced efficacy. We plan to file an IND for the intravenous formulation of neratinib in 2013 or 2014.

PB357

PB357 is an orally administered agent that is an irreversible TKI that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4. PB357 is structurally similar to PB272. Pfizer completed single-dose Phase I trials of PB357. We are evaluating PB357 and considering options relative to its development in 2013.

Clinical Testing of Our Products in Development

Each of our products in development, and likely all future drug candidates we in-license, will require extensive pre-clinical and clinical testing to determine the safety and efficacy of the product applications prior to seeking and obtaining regulatory approval. This process is expensive and time-consuming. In completing these trials, we are dependent upon third-party consultants, consisting mainly of investigators and collaborators, who will conduct such trials.

We and our third-party consultants conduct pre-clinical testing in accordance with Good Laboratory Practices, or GLP, and clinical testing in accordance with Good Clinical Practice standards, or GCP, which are international ethical and scientific quality standards utilized for pre-clinical and clinical testing, respectively. GCP is the standard for the design, conduct, performance, monitoring, auditing, recording, analysis and reporting of clinical trials, and the FDA requires compliance with GCP regulations in the conduct of clinical trials. Additionally, our pre-clinical and clinical testing completed in the EU is conducted in accordance with applicable EU standards, such as the EU Clinical Trials Directive (Directive 2001/20/EC of April 4, 2001), or the EU Clinical Trials Directive, and the national laws of the Member Estates of the EU implementing its provisions.

We have entered into, and may enter into in the future, master service agreements with clinical research organizations, or CROs, with respect to initiating, managing and conducting the clinical trials of our products. In October 2012, we entered into a master service agreement with a CRO with respect to managing and conducting the on-going licensor legacy clinical trials for PB272. Under this agreement, we will pay the CRO up to approximately $25.7 million over the life of the agreement, excluding investigator site payments. We may cancel this agreement at any time upon a 45-day written notice to the CRO. In January 2013, we entered into another master service agreement with a CRO with respect to initiating, managing and conducting the Phase III clinical trial of PB272 plus Xeloda versus Tykerb plus Xeloda in patients with third-line HER2-positive metastatic breast cancer outside the United States. Under this agreement, we will pay the CRO up to approximately $22.6 million over the life of the agreement for sites outside the United States, excluding investigator site payments, regulatory and ethics review fees, local imaging and co-medication costs. We may cancel this agreement at any time upon a 30-day written notice to the CRO. In January 2013, we entered into two additional master service agreements with CROs with respect to initiating, managing and conducting a Phase II clinical trial of PB272 in patients with HER2 mutated non-small cell lung cancer. We will pay the CROs approximately $4.1 million over the life of the agreements, excluding investigator site payments, regulatory and ethics review fees, and local imaging costs. We may cancel these agreements at any time upon a 30-day written notice to the CROs.

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

Intellectual Property and License Agreements

We hold a worldwide exclusive license under our license agreement with Pfizer to four granted U.S. patents and nine pending U.S. patent applications, as well as foreign counterparts thereof and other patent applications and patents claiming priority therefrom.

In the United States, we have a license to an issued patent, which currently will expire in 2025, for the composition of matter of neratinib, our lead compound. We have a license to an issued U.S. patent covering a family of compounds including neratinib, as well as equivalent patents in the European Union and Japan, that currently expire in 2019. We also have a license to an issued U.S. patent for the use of neratinib in the treatment of breast cancer, which currently expires in 2025, and an issued U.S. polymorph patent for neratinib, which currently expires in 2028. In jurisdictions which permit such, we will seek patent term extensions where possible for certain of our patents. We plan to pursue additional patents in and outside the United States covering additional therapeutic uses and polymorphs of neratinib from these existing applications. In addition, we will pursue patent protection for any new discoveries or inventions made in the course of our development of neratinib.

If we obtain marketing approval for neratinib or other drug candidates in the United States or in certain jurisdictions outside the United States, we may be eligible for regulatory protection, such as five years of new chemical entity exclusivity, and as mentioned above, up to five years of patent term extension potentially available in the United States under the Hatch-Waxman Act. In addition, eight to 11 years of data and marketing exclusivity potentially are available for new drugs in the European Union; up to five years of patent extension are potentially available in Europe (Supplemental Protection Certificate), and eight years of data exclusivity are potentially available in Japan. There can be no assurance that we will qualify for any such regulatory exclusivity, or that any such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies. See “Government Regulation” below.

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

License Agreements

In August 2011, Former Puma entered into an agreement pursuant to which Pfizer agreed to grant to Former Puma a worldwide license for the development, manufacture and commercialization of neratinib (oral), neratinib (intravenous), PB357, and certain related compounds. Pursuant to the terms of the agreement, the license would not become effective until Former Puma closed a capital raising transaction in which it raised at least $25 million in aggregate net proceeds and had a net worth of at least $22.5 million. Upon the closing of the financing that preceded the Merger, this condition was satisfied.

We assumed the license agreement, in accordance with its terms, in the Merger. The license is exclusive with respect to certain patent rights owned or licensed by Pfizer. Under the license agreement, Pfizer is obligated to transfer to us certain information, records, regulatory filings, materials and inventory controlled by Pfizer and relating to or useful for developing these compounds and to continue to conduct certain on-going clinical studies until a certain time. After that time, we are obligated to continue such studies pursuant to an approved development plan, including after the license agreement terminates for reasons unrelated to Pfizer’s breach of the license agreement, subject to certain specified exceptions. We are also obligated to commence a new clinical trial for a product containing one of these compounds within a specified period of time and use commercially reasonable efforts to complete such trial and achieve certain milestones as provided in a development plan. If certain of our out-of-pocket costs in completing such studies exceed a mutually agreed amount, Pfizer will pay for certain additional out-of-pocket costs to complete such studies. We must use commercially reasonable efforts to develop and commercialize products containing these compounds in specified major-market countries and other countries in which we believe it is commercially reasonable to develop and commercialize such products.

As consideration for the license, we are required to make payments totaling $187.5 million upon the achievement of certain milestones if all such milestones are achieved. Should we commercialize any of the compounds licensed from Pfizer or any products containing any of these compounds, we will be obligated to pay to Pfizer incremental annual royalties between approximately 10% and 20% of net sales of all such products, subject, in some circumstances, to certain reductions. Our royalty obligation continues, on a product-by-product and country-by-country basis, until the later of (i) the last to expire valid claim of a licensed patent covering the applicable licensed product in such country, or (ii) the earlier of generic competition for such licensed product reaching a certain level of sales in such country or expiration of a certain time period after first commercial sale of such licensed product in such country. In the event that we sublicense the rights granted to us under the license agreement with Pfizer to a third party, the same milestone and royalty payments are required.

We can terminate the license agreement at will at any time after April 4, 2013, or for safety concerns, in each case upon specified advance notice. Each party may terminate the license agreement if the other party fails to cure any breach of a material obligation by such other party within a specified time period. Pfizer may terminate the license agreement in the event of our bankruptcy, receivership, insolvency or similar proceeding. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

Government Regulation

United States—FDA Process

The research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of drug products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning letters, fines, civil penalties, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.

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

Pre-clinical tests include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies. The conduct of the pre-clinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the conduct of the trial, such as whether human research subjects will be exposed to an unreasonable health risk. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. We cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin.

Clinical trials involve administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be provided to the FDA as part of a separate submission to the IND. Further, an Institutional Review Board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the study protocol and informed consent information for study subjects for any clinical trial before it commences at that center, and the IRB must monitor the study until it is completed. There are also requirements governing reporting of on-going clinical trials and clinical trial results to public registries. Study subjects must sign an informed consent form before participating in a clinical trial.

Clinical trials necessary for product approval typically are conducted in three sequential phases, but the phases may overlap. Phase I usually involves the initial introduction of the investigational drug into a limited population, typically healthy humans, to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics and pharmacologic actions, and, if possible, to gain an early indication of its effectiveness. Phase II usually involves trials in a limited patient population to (i) evaluate dosage tolerance and appropriate dosage; (ii) identify possible adverse effects and safety risks; and (iii) evaluate preliminarily the efficacy of the drug for specific targeted indications. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials. Phase III trials, commonly referred to as pivotal studies, are undertaken in an expanded patient population at multiple, geographically dispersed clinical trial centers to further evaluate clinical efficacy and test further for safety by using the drug in its final form. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified period of time, if at all. Furthermore, we, the FDA or an IRB may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Moreover, the FDA may approve an NDA for a product candidate, but require that the sponsor conduct additional clinical trials to further assess the drug after NDA approval under a post-approval commitment. Post-approval trials are typically referred to as Phase IV clinical trials.

During the development of a new drug, sponsors are given an opportunity to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase II, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach an agreement on the next phase of development. Sponsors typically use the end of Phase II meeting to discuss their Phase II clinical results and present their plans for the pivotal Phase III clinical trial that they believe will support approval of the new drug. A sponsor may request a SPA to reach an agreement with the FDA that the protocol design, clinical endpoints, and statistical analyses are acceptable to support regulatory approval of the product candidate with respect to effectiveness in the indication studied. If such an agreement is reached, it will be documented and made part of the administrative record, and it will be binding on the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining the safety or effectiveness of the product after clinical studies begin, or if the sponsor fails to follow the protocol that was agreed upon with the FDA. There is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to an SPA.

Concurrent with clinical trials, companies usually complete additional animal safety studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and the manufacturer must develop methods for testing the quality, purity and potency of the final drugs. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

Assuming successful completion of the required clinical testing, the results of pre-clinical studies and of clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. An NDA must be accompanied by a significant user fee, which is waived for the first NDA submitted by a qualifying small business. In July 2012, the Food and Drug Administration Safety and Innovation Act, or FDASIA, was signed into law. Among other things, FDASIA reauthorizes the FDA’s authority to collect user fees from industry participants to fund reviews of innovator drugs.

The testing and approval process requires substantial time, effort and financial resources. The FDA will review the NDA and may deem it to be inadequate to support approval, and we cannot be sure that any approval will be granted on a timely basis, if at all. The FDA may also refer the application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee, but it typically follows such recommendations.

Before approving an NDA, the FDA inspects the facility or the facilities at which the drug and/or its active pharmaceutical ingredient is manufactured and will not approve the product unless the manufacturing is in compliance with cGMPs. If the FDA evaluates the NDA and the manufacturing facilities are deemed acceptable, the FDA may issue an approval letter, or in some cases a Complete Response Letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA approval, the FDA may require post-marketing testing and surveillance to monitor the drug’s safety or efficacy, or impose other conditions. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or additional pivotal Phase III clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, pre-clinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials is not always conclusive and the FDA may interpret data differently than we or our collaborators interpret data. Alternatively, the FDA could also approve the NDA with a Risk Evaluation and Mitigation Strategy to mitigate risks of the drug, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. Once the FDA approves a drug, the FDA may withdraw product approval if on-going regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase IV clinical trials, and surveillance programs to monitor the safety effects of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs or other information.

Expedited Review and Approval. The FDA has various programs, including Fast Track, priority review and accelerated approval, that are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening diseases or conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious or life-threatening diseases or conditions and which demonstrate the potential to address an unmet medical need. Priority review is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of 10 months. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. Accelerated approval provides an earlier approval of drugs to treat serious or life-threatening diseases or conditions, including a Fast Track product, upon a determination that the product has an effect on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials. Pursuant to FDASIA, the FDA is required to issue draft guidance on expedited review and approval programs by July 9, 2013.

Post-Approval Requirements. After a drug has been approved by the FDA for sale, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical studies. In addition, certain changes to an approved product, such as adding new indications, making certain manufacturing changes, or making certain additional labeling claims, are subject to further FDA review and approval. Before a company can market products for additional indications, it must obtain additional approvals from the FDA, typically a new NDA. Obtaining approval for a new indication generally requires that additional clinical studies be conducted. A company cannot be sure that any additional approval for new indications for any product candidate will be approved on a timely basis, or at all.

If post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved NDA are required to (i) report certain adverse reactions to the FDA and maintain pharmacovigilance programs to proactively look for these adverse events; (ii) comply with certain requirements concerning advertising and promotional labeling for their products; and (iii) continue to have quality control and manufacturing procedures conform to cGMPs after approval. The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing facilities; this latter effort includes assessment of on-going compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. We intend to use third-party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including recall of the product from the market or withdrawal of approval of the NDA for that drug.

Patent Term Restoration and Marketing Exclusivity. Depending upon the timing, duration and specifics of FDA approval of the use of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the extension must be requested prior to expiration of the patent. The U.S. Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

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

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials and approval of foreign countries or economic areas, such as the European Union, before we may market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

In the European Economic Area, or EEA, which is comprised of the 27 member states of the European Union, or Member States, plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of MAs:

•

Community MAs – These are issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and are valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA; for products that constitute a significant therapeutic, scientific or technical innovation; or for products that are in the interest of public health in the European Union.

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

As in the United States, it may be possible in foreign countries to obtain a period of market and/or data exclusivity that would have the effect of postponing the entry into the marketplace of a competitor’s generic product. For example, if any of our products receive marketing approval in the EEA, we expect they will benefit from eight years of data exclusivity and ten years of marketing exclusivity. An additional non-cumulative one-year period of marketing exclusivity is possible if during the data exclusivity period (the first eight years of the 10-year marketing exclusivity period), we obtain an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies. The data exclusivity period begins on the date of the product’s first marketing authorization in the European Union and prevents generics from relying on the marketing authorization holder’s pharmacological, toxicological and clinical data for a period of eight years. After eight years, a generic product application may be submitted and generic companies may rely on the marketing authorization holder’s data. However, a generic cannot launch until two years later (or a total of 10 years after the first marketing authorization in the European Union of the innovator product), or three years later (or a total of 11 years after the first marketing authorization in the European Union of the innovator product) if the marketing authorization holder obtains marketing authorization for a new indication with significant clinical benefit within the eight-year data exclusivity period. In Japan, our products may be eligible for eight years of data exclusivity. There can be no assurance that we will qualify for such regulatory exclusivity, or that such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies.

When conducting clinical trials in the European Union, we must adhere to the provisions of the European Union Clinical Trials Directive and the laws and regulations of the European Union Member States implementing them. These provisions require, among other things, that the prior authorization of an Ethics Committee and the competent Member State authority is obtained before commencing the clinical trial.

Pricing and Reimbursement

In the United States and internationally, sales of products that we market in the future, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability of adequate coverage and reimbursement from third-party payors, such as state and federal governments, managed care providers and private insurance plans. Private insurers, such as health maintenance organizations and managed care providers, have implemented cost-cutting and reimbursement initiatives and likely will continue to do so in the future. These include establishing formularies that govern the drugs and biologics that will be offered and the out-of-pocket obligations of member patients for such products. We may need to conduct pharmacoeconomic studies to demonstrate the cost-effectiveness of our products for formulary coverage and reimbursement. Even with such studies, our products may be considered less safe, less effective or less cost-effective than existing products, and third-party payors may not provide coverage and reimbursement for our product candidates, in whole or in part.

In addition, particularly in the United States and increasingly in other countries, we are required to provide discounts and pay rebates to state and federal governments and agencies in connection with purchases of our products that are reimbursed by such entities. It is possible that future legislation in the United States and other jurisdictions could be enacted to potentially impact reimbursement rates for the products we are developing and may develop in the future and could further impact the levels of discounts and rebates paid to federal and state government entities. Any legislation that impacts these areas could impact, in a significant way, our ability to generate revenues from sales of products that, if successfully developed, we bring to market.

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

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties, and often reflect a physician’s belief that the off-label use is the best treatment for the patient. The FDA does not regulate the behavior of physicians in their choice of treatments, but FDA regulations do impose stringent restrictions on manufacturers’ communications regarding off-label uses. Failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA.

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

Manufacturing

We do not currently have our own manufacturing facilities. We intend to continue to use our financial resources to accelerate development of our drug candidates rather than diverting resources to establish our own manufacturing facilities. We intend to meet our pre-clinical and clinical trial manufacturing requirements by establishing relationships with third-party manufacturers and other service providers to perform these services for us. While our drug candidates were being developed by Pfizer, both the drug substance and drug product were manufactured by third-party contractors. We are currently using the same third-party contractors to manufacture, supply, store and distribute drug supplies for our clinical trials.

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

Other Laws and Regulatory Processes

We are subject to a variety of financial disclosure and securities trading regulations as a public company in the United States with securities traded on the New York Stock Exchange, or the NYSE, including laws relating to the oversight activities of the Securities and Exchange Commission, or the SEC, and the rules and regulations of the NYSE. In addition, the Financial Accounting Standards Board, or FASB, the SEC, and other bodies that have jurisdiction over the form and content of our accounts, our financial statements and other public disclosure are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses.

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

Research and Development Expenses

Research and development activities, which include personnel costs, research supplies, clinical and pre-clinical study costs, are the primary source of our overall expenses. Such expenses related to the research and development of our product candidates totaled $49.6 million for the year ended December 31, 2012, $0.8 million for the year ended December 31, 2011, and $50.5 million from September 15, 2010, the date of inception, through December 31, 2012.

Employees

As of December 31, 2012, we had 49 employees, all of whom are full-time employees. We believe our relations with our employees are good. Over the course of the next year, we anticipate hiring up to 17 additional full-time employees devoted to clinical activities, six additional full-time employees for the regulatory and quality assurance function, and three additional full-time employees for general and administrative activities. In addition, we intend to continue to use CROs and third parties to perform our clinical studies and manufacturing.

Corporate Information and History

Our principal executive offices are located at 10880 Wilshire Boulevard, Suite 2150, Los Angeles, California 90024 and our telephone number is (424) 248-6500. Our internet address is www.pumabiotechnology.com. Our annual, quarterly and current reports, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 may be accessed free of charge through our website after we have electronically filed or furnished such material with the SEC. The reference to www.pumabiotechnology.com (including any other reference to such address in this Annual Report) is an inactive textual reference only, meaning that the information contained on or accessible from the website is not part of this Annual Report on Form 10-K and is not incorporated in this report by reference.

We were originally incorporated in the State of Delaware in April 2007 under the name Innovative Acquisitions Corp. We were a “shell” company registered under the Exchange Act with no specific business plan or purpose until we acquired Former Puma in the Merger. As a result of this transaction, Former Puma become our wholly-owned subsidiary and subsequently merged with and into us, at which time we adopted Former Puma’s business plan and changed our name to “Puma Biotechnology, Inc.”

The Merger was accounted for as a reverse acquisition whereby Former Puma was deemed to be the acquirer for accounting and financial reporting purposes and we were deemed to be the acquired party. Consequently, our financial statements prior to the Merger reflect the assets and liabilities and the historical operations of Former Puma from its inception on September 15, 2010, through the closing of the Merger on October 4, 2011. Our financial statements after completion of the Merger include the assets and liabilities of us and Former Puma, the historical operations of Former Puma, and the operations of us following the closing date of the Merger.

The merger of a private operating company into a non-operating public shell corporation with nominal net assets is considered to be a capital transaction, in substance, rather than a business combination, for accounting purposes. Accordingly, we treated this transaction as a capital transaction without recording goodwill or adjusting any of our other assets or liabilities.

In October 2012, we established and incorporated Puma Biotechnology Limited, a wholly owned subsidiary, for the sole purpose of serving as our legal representative in the United Kingdom and the European Union in connection with our clinical trial activity in those countries.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. An emerging growth company may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act;

•	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may take advantage of these provisions until the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended, or the Securities Act, which such fifth anniversary will occur in 2017. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.0 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.

We have elected to take advantage of certain of the reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and may elect to take advantage of other reduced burdens in future filings. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

For the fiscal year ended December 31, 2012, we were also a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and have elected to take advantage of certain of the scaled disclosure available to smaller reporting companies.

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

To date, we have generated no product revenues. Until, and unless, we receive approval from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities overseas for one or more of our drug candidates, we cannot market or sell our products and will not have product revenues. Currently, our only drug candidates are neratinib (oral), neratinib (intravenous) and PB357, and none of these products has been approved by the FDA for sale in the United States or by other regulatory authorities for sale outside the United States. Moreover, each of these drug candidates is in the early stages of development and will require significant time and capital before we can even apply for approval from the FDA. Therefore, for the foreseeable future, we do not expect to achieve any product revenues and will have to fund all of our operations and capital expenditures from cash on hand, licensing fees and grants, and potentially, future offerings of our securities. We believe that our cash on hand is sufficient to fund our operations for the next two years. However, changes may occur that would consume our available capital faster than anticipated, including changes in and progress of our development activities, acquisitions of additional drug candidates and changes in regulation. In such situations, we may need to seek additional sources of financing, which may not be available on favorable terms, if at all. If we do not succeed in timely raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of any drug candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of additional equity securities, which will have a dilutive effect on our stockholders.

We have a limited operating history and are not profitable and may never become profitable.

We were formed in April 2007 and were a “shell” company with no specific business plan or purpose until we acquired Former Puma on October 4, 2011. Former Puma was a development stage company formed in September 2010 and, prior to entering into the license agreement with Pfizer in August 2011, its operations were limited to identifying compounds for in-licensing. As a result, we have a history of operating losses and no meaningful operations upon which to evaluate our business. We expect to incur substantial losses and negative operating cash flow for the foreseeable future as we continue development of our drug candidates, which we do not expect will be commercially available for a number of years, if at all. Even if we succeed in developing and commercializing one or more drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. The successful development and commercialization of any drug candidates will require us to perform a variety of functions, including:

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

We currently have no products that are approved for commercial sale, and we may never be able to develop marketable drug products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our lead drug candidate, neratinib (oral). Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of neratinib (oral). We cannot be certain that neratinib (oral) will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market neratinib (oral) in the United States until it receives approval of a New Drug Application, or NDA, from the FDA, or in any foreign countries until it receives the requisite approval from such countries. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining approval of an NDA is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of neratinib (oral) for many reasons, including:

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

•	the FDA may require development of a Risk Evaluation and Mitigation Strategy as a condition to approval;

•	the FDA may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers; or

•	the FDA may change its approval policies or adopt new regulations.

Clinical trials are very expensive, time-consuming and difficult to design and implement.

Each of our drug candidates is still in development and will require extensive clinical testing before we are prepared to submit an NDA for regulatory approval. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for any of our drug candidates or whether any such NDA will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our drug candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	failure to obtain regulatory approval to commence a trial;

•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness during clinical trials;

•	inability to reach agreement on acceptable terms with prospective CROs and clinical trial sites;

•	slower-than-expected rates of patient recruitment;

•	failure to manufacture sufficient quantities of a drug candidate for use in clinical trials;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.

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

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and on-going clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the study. Furthermore, any negative results we may report in clinical trials of any of our drug candidates may make it difficult or impossible to recruit and retain patients in other clinical studies of that same drug candidate. Delays or failures in planned patient enrollment and/or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our drug candidates, or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

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

While we have negotiated a special protocol assessment agreement with the FDA relating to our planned Phase III clinical study of PB272, this agreement does not guarantee approval of PB272 or any other particular outcome from regulatory review of the study or the product candidate.

In February 2013, we announced that we reached agreement with the FDA under a special protocol assessment, or SPA, for our planned Phase III clinical trial of PB272 in patients with HER2-positive metastatic breast cancer who have failed two or more prior treatments. The FDA’s SPA, process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate the proposed design and size of Phase III clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis, within 45 days of receipt of the request. The FDA ultimately assesses whether the protocol design and planned analysis of the trial are acceptable to support regulatory approval of the product candidate with respect to the effectiveness of the indication studied. All agreements and disagreements between the FDA and the sponsor regarding an SPA must be clearly documented in an SPA letter or the minutes of a meeting between the sponsor and the FDA. However, an SPA agreement does not guarantee approval of a product candidate, and even if the FDA agrees to the design, execution, and analysis proposed in protocols reviewed under the SPA process, the FDA may revoke or alter its agreement in certain circumstances. In particular, an SPA agreement is not binding on the FDA if public health concerns emerge that were unrecognized at the time of the SPA agreement, other new scientific concerns regarding product safety or efficacy arise, the sponsor company fails to comply with the agreed upon trial protocols, or the relevant data, assumptions or information provided by the sponsor in a request for the SPA change or are found to be false or omit relevant facts. In addition, even after an SPA agreement is finalized, the SPA agreement may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if the FDA and the sponsor agree in writing to modify the protocol and such modification is intended to improve the study. The FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.

We cannot assure you that our planned Phase III clinical trial will succeed, will be deemed binding by the FDA under our documented SPA, or will result in any FDA approval for PB272. The trial is expected to enroll approximately 600 patients and we anticipate that enrollment in the study will begin in the second quarter of 2013. We expect that the FDA will review our compliance with the protocol under our SPA agreement and that it will conduct inspections of some of the approximately 150 sites in North America, Europe and Asia-Pacific where the clinical trials will be conducted. We cannot assure you that each of the clinical trial sites will pass such FDA inspections, and negative inspection results could significantly delay or prevent any potential approval for PB272. If the FDA revokes or alters its agreement under the SPA, or interprets the data collected from the clinical trial differently than we do, the FDA may not deem the data sufficient to support an application for regulatory approval, which could materially adversely affect our business, financial condition and results of operations.

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

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own drug candidates. While our drug candidates were being developed by Pfizer, both the drug substance and drug product were manufactured by third-party contractors. We are using the same third-party contractors to manufacture, supply, store and distribute drug supplies for our clinical trials. If we are unable to continue our relationships with one or more of these third-party contractors, we could experience delays in our development efforts as we locate and qualify new manufacturers. If any of our current drug candidates, or any drug candidates we may develop or acquire in the future, receive FDA approval, we intend to rely on one or more third-party contractors to manufacture the commercial supply of our drugs. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

•

Drug manufacturers are subject to on-going periodic unannounced inspection by the FDA, the Drug Enforcement Administration, and corresponding state agencies to ensure strict compliance with regulations on current good manufacturing practices, or cGMPs, and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

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

Our internal computer systems and those of third parties with which we contract may be vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures despite the implementation of security measures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our research and development programs and the development of our product candidates could be delayed.

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

The PPACA also requires adults not covered by employer or government-sponsored insurance plans to maintain health insurance coverage or pay a penalty, a provision commonly referred to as the individual mandate. In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or ATRA, which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We cannot predict all of the ways in which future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

If we obtain FDA approval for any of our drug candidates and begin commercializing those products in the United States, our operations may be subject directly or indirectly through our customers, to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and federal False Claims Act and the state law equivalents of such laws. These laws may impact, among other things, our proposed sales, marketing and education programs.

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

As of December 31, 2012, we had 49 employees, including our President and Chief Executive Officer. Our future success depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled scientific, technical, marketing, managerial and financial personnel. Although we will seek to hire and retain qualified personnel with experience and abilities commensurate with our needs, there is no assurance that we will succeed despite their collective efforts. Competition for personnel is intense, and any failure to attract and retain the necessary technical, marketing, managerial and financial personnel would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance limit. While we monitor daily the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted, and there could be a material adverse effect on our business, if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

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

To the extent that consultants or key employees apply technological information independently developed by them or by others to our potential products, disputes may arise as to the proprietary rights in such information, which may not be resolved in our favor. Consultants and key employees who work with our confidential and proprietary technologies are required to assign all intellectual property rights in their discoveries to us. However, these consultants or key employees may terminate their relationship with us, and we cannot preclude them indefinitely from dealing with our competitors. If our trade secrets become known to competitors with greater experience and financial resources, the competitors may copy or use our trade secrets and other proprietary information in the advancement of their products, methods or technologies. If we were to prosecute a claim that a third party had illegally obtained and was using our trade secrets, it could be expensive and time consuming and the outcome could be unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets than courts in the United States. Moreover, if our competitors independently develop equivalent knowledge, we would lack any legal or contractual claim to prevent them from using such information, and our business could be harmed.

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

Our common stock has been listed on the New York Stock Exchange, or NYSE, since October 19, 2012. Prior to October 2012, shares of our common stock had been quoted for trading on the OTC Bulletin Board and OTCQB Market in limited volumes. We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market on the NYSE or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of December 31, 2012, we had 28,676,666 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated entities, collectively beneficially owned or controlled approximately 45.4% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

The price of our common stock could be subject to volatility related or unrelated to our operations.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;

•	announcements of medical innovations or new products by our competitors;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or involvement in, litigation;

•	market conditions in the biopharmaceutical industry;

•	timing and announcement of regulatory approvals;

•	any future sales of our common stock or other securities in connection with raising additional capital or otherwise;

•	any major change to the composition of our board of directors or management; and

•	general economic conditions and slow or negative growth of our markets.

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

We may need to raise capital in the future to fund the development of our drug candidates or for other purposes. Any equity financing may have a significant dilutive effect to stockholders and a material decrease in our existing stockholders’ equity interest in us. Equity financing, if obtained, could result in substantial dilution to our existing stockholders. At its sole discretion, our board of directors may issue additional securities without seeking stockholder approval, and we do not know when we will need additional capital or, if we do, whether it will be available to us.

Upon the exercise of our outstanding warrant, holders of our common stock may experience immediate dilution and the market price of our common stock may be adversely affected.

Following the October 2011 private placement, Alan H. Auerbach, the Company’s founder, President and Chief Executive Officer, held approximately 21% of our outstanding shares of common stock. Pursuant to the terms of the Securities Purchase Agreement for the private placement, we issued an anti-dilutive warrant to Mr. Auerbach. The warrant has a 10-year term expiring in October 2021 for 2,116,250 shares with an exercise price of $16.00 per share.

If any of the outstanding warrant is exercised for shares of our common stock, our stockholders may experience immediate dilution and the market price of our common stock may be adversely affected.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We will also incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or the SEC, or the NYSE or any stock exchange or inter-dealer quotations system on which our common stock may be listed in the future. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically in recent years. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” We are unable to currently estimate these costs with any degree of certainty. We also expect that these new rules and regulations may make it difficult and expensive for us to obtain director and officer liability insurance, and if we are able to obtain such insurance, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage available to privately-held companies. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

We are an “emerging growth company,” and may elect to comply with reduced public company reporting requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined by the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various public company reporting requirements. These exemptions include, but are not limited to:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act,

•	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We could be an emerging growth company for up to five years after the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, which such fifth anniversary will occur in 2017. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.0 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. As a result, the information that we provide to our stockholders may be different than information you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The trading market for our common stock is and will be influenced by whether industry or securities analysts publish research and reports about us, our business, our market or our competitors and, if any analysts do publish such reports, what they publish in those reports. We may not obtain analyst coverage in the future. Any analysts who do cover us may make adverse recommendations regarding our stock, adversely change their recommendations from time to time, and/or provide more favorable relative recommendations about our competitors. If any analyst who may cover us in the future were to cease coverage of our company or fail to regularly publish reports on us, or if analysts fail to cover us or publish reports about us at all, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of any companies we may acquire in the future may be subject to limitations. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs, even if we attain profitability.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease approximately 16,800 square feet of office space in the building located at 10880 Wilshire Boulevard, Los Angeles, California for use as our corporate headquarters. This lease commenced in December 2011 and terminates in December 2018, with an option to extend for an additional five-year term. We also lease approximately 9,500 square feet of office space in the building located at 701 Gateway Blvd, South San Francisco, California. The lease for the South San Francisco facility commenced in October 2012 and terminates in October 2019, with an option to extend for an additional five-year term. We believe that our existing office space is adequate to meet current and anticipated future requirements and that additional or substitute space will be available as needed to accommodate any expansions that our operations require.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings and are not aware of any threatened or contemplated legal proceedings against us.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

From April 20, 2012, through October 18, 2012, shares of our common stock were quoted on the OTC Bulletin Board, or OTCBB*, under the symbol “PBYI.” On October 19, 2012, shares of our common stock commenced trading on the NYSE under the symbol “PBYI” and ceased being quoted on the OTCBB. The high and low bid quotations of our common stock on the OTCBB and the high and low sales prices of our common stock on the NYSE are set forth below:

Year Ended December 31, 2012	High	Low
First Quarter	$—	$—
Second Quarter	14.03	10.00
Third Quarter	15.00	11.00
Fourth Quarter	23.25	15.00
OTCBB: October 1—18	17.25	15.00
NYSE: October 19—December 31	23.25	16.08

*	The OTCBB is a quotation medium for subscribing members, not an issuer listing service. OTCBB securities are traded by a community of market makers that enter quotes and trade reports through a closed computer network.

Record Holders

On March 15, 2013, we had 68 holders of record of our common stock. We believe approximately 1,445 additional owners held our common stock in “Street Name” as of that date.

Dividends

We have never declared or paid any cash dividends on our capital stock. Currently, we anticipate that we will retain all available funds for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits, and other factors that our board of directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 11 of Part III of this report, “Executive Compensation,” is hereby incorporated by reference into this Item 5 of Part II of this report.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during fiscal year 2012.

Use of Proceeds from Registered Securities

On October 18, 2012, our Registration Statement on Form S-1, as amended (File No. 333-184187), was declared effective for our first registered offering, pursuant to which we registered the offering and sale of an aggregate of 8,625,000 shares of common stock, par value $0.0001 per share, at a price of $16.00 per share. Included in the above amount is the underwriters’ overallotment of 1,125,000 shares of common stock, which overallotment was exercised on October 19, 2012. The offering, which closed on October 24, 2012, did not terminate until after the sale of all of the shares registered on the registration statement. Merrill Lynch, Pierce Fenner & Smith Incorporated and Leerink Swann LLC acted as joint book-running managers for the offering, and Stifel Nicolaus & Company, Incorporated, Cowen and Company, LLC, and UBS Securities LLC acted as co-managers for the offering.

As a result of the offering, we received net proceeds of approximately $129.2 million, which is comprised of gross proceeds of approximately $138 million, offset by the underwriting discount and estimated offering expenses of $8.8 million payable by us. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

We placed the net proceeds of approximately $129.2 million from this offering in a money market account and intend to invest a portion of the net proceeds in short-term, investment-grade, interest-bearing securities based on our projected cash needs and pending the application of the net proceeds as described below. We intend to use these proceeds for the overall development of our drug candidates in 2013 and beyond, including, but not limited to, research and development and clinical trial expenditures, and for general corporate and working capital purposes. There has been no material change in the planned use of proceeds from our offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on October 19, 2012.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) made any purchases of our equity securities during the fourth quarter of 2012.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meanings of the federal securities laws. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see the “Risk Factors” section in Item 1A of Part I of this Form 10-K. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Overview

We are a development stage biopharmaceutical company based in Los Angeles, California with a focus on the acquisition, development and commercialization of innovative products to enhance cancer care. We aim to acquire proprietary rights to these products, by license or otherwise, fund their research and development and bring the products to market. Our efforts and resources to date have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. As a development stage company, we have had no product sales to date and we will have no product sales until we receive approval from the United States Food and Drug Administration, or FDA, or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to receive approval of a product candidate until approximately 2015.

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

A large portion of our expenses to date have been related to the clinical development of our lead product candidate, PB272 (neratinib (oral)), and the transition of the neratinib program from the licensor. During this transition period, as we built up our infrastructure and assumed responsibility for the neratinib program, a duplication of effort took place that resulted in higher than normal operating expenses. We estimate the duplication of effort had an impact on research and development, or R&D, operating expense for the year ended December 31, 2012, of approximately $5.1 million.

The license agreement for PB272 established a limit for the Company’s expenses related to the Pfizer initiated clinical trials for PB272 that were on-going at the time of the agreement. This capped our “out-of-pocket” costs incurred in conducting these existing trials beginning January 1, 2012. The Company reached the cost cap during the fourth quarter of 2012, which resulted in a reduction of our R&D expenses for the fourth quarter of 2012. The licensor will continue to be responsible for these expenses until the existing trials are completed. Additionally, our expenses to date have been related to hiring staff and the build out of our corporate infrastructure. As we proceed with clinical development of PB272 (neratinib (oral)), and as we further develop PB272 (neratinib (intravenous)), and PB357, our second and third product candidates, respectively, we expect our R&D expenses and expenses related to our third-party contractors will increase.

To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance R&D will increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance product development. Our major sources of working capital have been proceeds from a public offering of our common stock and sales of our common stock in private placements.

R&D expenses include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for manufacturing of clinical materials and clinical trials. During the year ended December 31, 2012, our R&D expenses consisted primarily of transition costs, as clinical trial responsibilities shifted from the licensor to us and our outside clinical research organization, or CRO; fees paid to other consultants; salaries and related personnel costs; and facility costs. We expense our R&D costs as they are incurred.

General and administrative, or G&A, expenses consist primarily of salaries and related personnel costs, including stock-based compensation expense, professional fees, business insurance, rent, general legal activities, and other corporate expenses. Stock-based compensation expense for the year ended December 31, 2012, included approximately $18.2 million of stock-based compensation related to an anti-dilutive warrant issued to our Founder and Chief Executive Officer in 2011, of which the exercise price and the number of underlying shares were established in 2012. We do not expect to incur such additional expense for this warrant in the future.

Emerging Growth Company

We are and will remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, until the earliest to occur of (i) the last day of the fiscal year during which our total annual gross revenues equal or exceed $1 billion (subject to adjustment for inflation); (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, which such fifth anniversary will occur in 2017; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the previous three-year period; or (iv) the date on which we are deemed a large accelerated filer under the Exchange Act.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. We have irrevocably elected not to avail ourselves of this extended transition period for complying with new or revised accounting standards, and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies; however, we have elected to take advantage of certain of the reduced disclosure obligations and may elect to take advantage of other reduced burdens in future filings. As a result, the information we provide to our stockholders may be different than the information provided to stockholders of other public reporting companies in which you hold equity interests.

Results of Operations

Results of Operations for Fiscal 2012 Compared to Fiscal 2011

General and administrative expenses:

Total G&A expenses for the years ended December 31, 2012 and 2011, were approximately $24.8 million and $9.3 million, respectively, and include employee stock-based compensation expense of $18.7 million and $7.6 million, respectively. G&A expenses for the fiscal years ended December 31, 2012 and 2011, were as follows:

General and administrative expenses	2012	2011
in thousands ($000)
Professional fees	$1,961	$871
Payroll and related costs	2,026	478
Business taxes and licenses	293	1
Facility and equipment costs	603	66
Employee stock-based compensation	18,707	7,615
Other	1,224	300

	$24,814	$9,331

In connection with the closing of a public offering on October 24, 2012, the exercise price and number of shares underlying the anti-dilutive warrant issued to the Company’s Chief Executive Officer were established (see Note 5 in the accompanying notes to the consolidated financial statements), and accordingly, the final value of the warrant became fixed. The final valuation of the warrant based on the Black-Scholes Option Pricing Method, was approximately $25.8 million and resulted in an adjustment to the fair value of the warrant of $18.2 million, which is included in G&A expenses for 2012, compared to the $7.6 million estimated fair value of the warrant recorded in 2011. We do not anticipate having a similar equity instrument grant in the near future, if ever. The remaining employee stock-based compensation represents the fair value of stock option grants to employees applicable to the reporting period.

Excluding the impact of employee stock-based compensation expense, G&A expenses increased primarily as a result of a $1.1 million increase in professional fees and a $1.5 million increase in payroll and related costs. Major expenses incurred in professional fees were legal fees for SEC filings, intellectual property review, contract review and general legal support. We expect to continue to incur significant legal fees in the future. Payroll and related expenses for 2012 reflect a full year of operations compared to only three months of operations for 2011. We do not anticipate our payroll costs to increase significantly during the next year. The major portion of our business taxes and licenses is Delaware Franchise Tax, which is based on the number of shares of our common stock authorized and outstanding. We expect facility expenses to increase as we entered into a lease for satellite office space in the San Francisco area in November 2012 (see Note 8 in the accompanying notes to the consolidated financial statements) and modified our Los Angeles office lease to include additional office space.

All other costs, which include expenses for IT support, travel, recruiting, office supplies and postage, were approximately $1.2 million for 2012 and reflect a full year of operations compared to only three months of operations for 2011.

Research and development expenses:

For the fiscal year ended December 31, 2012, R&D expenses were approximately $49.6 million compared to $0.8 million for fiscal 2011. R&D expenses for the fiscal years ended December 31, 2012 and 2011, were as follows:

Research and development expenses	2012	2011
in thousands ($000)
Outside CRO/licensor services	$34,774	$—
Outside other clinical development	6,344	47
Internal regulatory affairs and quality assurance	4,007	605
Internal clinical development	3,279	72
Internal chemical manufacturing	308	64
Employee stock-based compensation	924	38

	$49,636	$826

Outside CRO and licensor service expenses of approximately $34.8 million were incurred during 2012. The majority of these expenses, approximately $31.5 million, were associated with the on-going clinical trials that we assumed from the licensor and which we refer to as our licensor legacy clinical trials. This included approximately $5.1 million of duplicate costs from contracting a CRO to take over the management of our licensor legacy clinical trials. We expect nominal duplicate charges for the management of these trials during the first two quarters of 2013. Outside other clinical development expenses, which include costs for data management, outside consultants, contract manufacturing and other clinical services, of approximately $6.3 million were incurred during 2012, as we became responsible for expenses and services related to maintaining and managing the licensor legacy clinical trials.

The license agreement contained a cap on the external costs associated with the licensor legacy clinical trials for which we are responsible. We reached this cost cap in the fourth quarter of 2012 and the above table reflects the outside services incurred by us net of the excess cost billed back to the licensor. As a result of our reaching the cap, we expect our outside CRO/licensor service costs and other outside clinical development costs pertaining to the licensor legacy clinical trials to decrease significantly though we will continue to experience some additional costs for these trials. With the initiation of our Phase III trials of PB272 in HER2-positive metastatic breast cancer in patients who failed multiple prior treatments and Phase II trials of PB272 in non-small cell lung cancer, we will begin to incur increased outside CRO and other clinical development costs on an increasing basis partially offsetting these decreases during the coming year.

Internal expenses, which include all employee-related costs such as payroll, benefits and travel, were approximately $4.0 million for regulatory affairs and quality assurance, approximately $3.3 million for clinical development, and approximately $0.3 million for internal chemical manufacturing for the year ended December 31, 2012. Employee stock-based compensation included in R&D expenses for the year ended December 31, 2012, was approximately $0.9 million and reflects the increase in the number of employees. We expect our internal expenses to continue to grow as we anticipate hiring approximately 17 additional employees devoted to clinical activities and six additional employees to support our regulatory and quality assurance function as we commence the additional trials.

While expenditures on current and future clinical development programs, particularly our PB272 program, are expected to be substantial and to increase in 2013, they are subject to many uncertainties, including the results of our clinical trials and whether we develop any of our drug candidates with a partner or independently. As a result of such uncertainties, we cannot predict with any significant degree of certainty the duration and completion costs of our R&D projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of other factors, including:

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

Interest income:

For the year ended December 31, 2012, we recognized approximately $98,000 in interest income. We recognized $4,000 of interest income for the year ended December 31, 2011. The increase in interest income reflects excess cash invested in money market accounts and “high yield” savings accounts for a full year and cash invested from a public offering of our common stock completed in October 2012 (see Note 5 in the accompanying notes to consolidated financial statements).

Results of Operations for Fiscal 2011 Compared to Fiscal 2010

General and administrative expenses:

For the fiscal year ended December 31, 2011 and for the period from inception (September 15, 2010) to December 31, 2010, G&A expenses were approximately $9.3 million and $7,000, respectively. G&A expenses for the fiscal year ended December 31, 2011 and for the period from inception (September 15, 2010) to December 31, 2010, were as follows:

General and administrative expenses	2011	2010
in thousands ($000)
Professional fees	$871	$7
Payroll and related costs	478	—
Facility and equipment costs	1	—
Business taxes and licenses	66	—
Employee stock-based compensation	7,615	—
Other	300	—

	$9,331	$7

Our G&A expenses for the year ended December 31, 2011, were primarily attributable to employee stock-based compensation of approximately $7.6 million associated with the valuation of the outstanding anti-dilutive warrant held by our Chief Executive Officer and President. Major expenses included in professional fees of approximately $0.9 million were legal fees for SEC filings, intellectual property review, contract review and general legal support. Payroll and related costs were approximately $0.5 million for the year ended December 31, 2011. Included in this expense is salary, bonus accrual and benefit costs for employees within the G&A group. G&A expenses for the year ended December 31, 2011, are not indicative of on-going expenses as most of the function became operational, on a limited basis, in the fourth quarter of 2011. Business taxes and licenses incurred in 2011 were approximately $66,000 compared to $0 for 2010. All other costs such as IT support, travel, recruiting and postage were approximately $0.3 million for the year ended December 31, 2011.

Research and development expenses:

For the fiscal year ended December 31, 2011 and for the period from inception (September 15, 2010) to December 31, 2010, R&D expenses were approximately $0.8 million and $0, respectively. R&D expenses for the fiscal years ended December 31, 2011 and 2010, were as follows:

Research and development expenses	2011	2010
in thousands ($000)
Outside other clinical development	$47	$—
Internal regulatory affairs and quality assurance	605	—
Internal clinical development	72	—
Internal chemical manufacturing	64	—
Employee stock-based compensation	38	—

	$826	$—

Outside other clinical development expenses, which include costs for data management, outside consultants, contract manufacturing and other clinical services, totaled approximately $47,000 for the year ended December 31, 2011. Internal expenses, which include employee-related costs such as payroll, benefits and travel, were approximately $605,000 for regulatory affairs and quality assurance; approximately $72,000 for clinical development; and approximately $64,000 for internal chemical manufacturing. Employee stock-based compensation included in R&D expenses for the year ended December 31, 2011, was approximately $38,000. These expenses are not indicative of on-going expenses, as most of these functions became operational, on a limited base, in the fourth quarter of 2011.

Interest income:

For the year ended December 31, 2011, we recognized approximately $4,000 in interest income compared to $0 in interest income for the period from inception (September 15, 2010) to December 31, 2010.

Adjusted Statement of Operations:

The following tables present our operating results, as calculated in accordance the accounting principles generally accepted in the United States, or GAAP, as adjusted to remove the impact of employee stock-based compensation and the outside CRO/licensor services and outside clinical development costs associated with the licensor legacy clinical trials that we are in the process of completing. The major component of the stock-based compensation is the valuation of an anti-dilutive warrant issued to Mr. Auerbach, our President and Chief Executive Officer. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures. We believe these non-GAAP measures enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. The issuance of the anti-dilutive warrant was a onetime occurrence and the full value of the warrant has been recorded in our consolidated financial statements. The majority of the cost associated with the licensor legacy clinical trials related to external costs that we were responsible for but that were subject to a cap. Having reached the cap, the licensor is responsible for all external costs associated with the licensor legacy clinical trials going forward and we expect to have only limited costs associated with our managing these trials through to completion.

Reconciliation of GAAP and Non-GAAP Financial Information

(in thousands except share and per share data)

	GAAP Measure (Reported) Year Ended December 31, 2012	Expense adjustments		Non-GAAP Measure (Adjusted) Year Ended December 31, 2012
		Stock-based compensation	Licensor legacy clinical trials
2012 Operating expense:
General and administrative	$24,814	$(18,706)	$—	$6,108
Research and development	49,636	(924)	(37,892)	10,820

Loss from operations	(74,450)	19,630	37,892	(16,928)
Other income (expense):
Interest income	98	—	—	98
Other expense	—	—	—	—

Totals	98	—	—	98

Net loss	$(74,352)	$19,630	$37,892	$(16,830)

Net loss applicable to common stock	$(74,352)	$19,630	$37,892	$(16,830)

Net loss per common share—basic and diluted	$(3.42)	$0.90	$1.74	$(0.77)

Weighted-average common shares outstanding—basic and diluted	21,725,986	21,725,986	21,725,986	21,725,986

	GAAP Measure (Reported) Year Ended December 31, 2011	Expense adjustments		Non-GAAP Measure (Adjusted) Year Ended December 31, 2011
		Stock-based compensation	Licensor legacy clinical trials
2011 Operating expense:
General and administrative	$9,331	$(7,615)	$—	$1,716
Research and development	826	(38)	—	788

Loss from operations	(10,157)	7,653	—	(2,504)
Other income (expense):
Interest income	4	—	—	4
Other expense	(80)	—	—	(80)

Totals	(76)	—	—	(76)

Net loss	$(10,233)	$7,653	$—	$(2,580)

Net loss applicable to common stock	$(10,233)	$7,653	$—	$(2,580)

Net loss per common share—basic and diluted	$(1.32)	$0.99	$—	$(0.33)

Weighted-average common shares outstanding—basic and diluted	7,746,259	7,746,259	7,746,259	7,746,259

Liquidity and Capital Resources

Operating Activities

We reported a net loss of approximately $74.4 million, $10.2 million and $7,000 for the years ended December 31, 2012 and 2011 and for the period from inception (September 15, 2010) to December 31, 2010, respectively. We also reported negative cash flows from operating activities of approximately $44.0 million, $1.8 million and $7,000 for the years ended December 31, 2012 and 2011 and for the period from inception (September 15, 2010) to December 31, 2010, respectively. Our net loss from Former Puma’s date of inception September 15, 2010, to December 31, 2012, amounted to approximately $84.6 million, while negative cash flows from operating activities amounted to approximately $45.8 million.

Net cash used in operating activities through December 31, 2012, includes a net loss of $74.4 million adjusted for non-cash items of approximately $18.2 million from the issuance of the anti-dilutive warrant, stock option expense of $1.4 million, $0.5 million resulting from an allowance received from the landlord, an increase in accounts payable and accrued expenses of approximately $21.1 million; an increase of $10.6 million in licensor receivables, and an increase in prepaid expenses and other assets of approximately $0.7 million. The increase in accounts payable and accrued expenses is a direct result of the Company assuming operational and financial responsibility for the clinical trials transferred from the licensor. These accruals and payables consist mainly of fees due to the licensor and CROs for maintaining and managing our clinical trials. The licensor receivable represents costs in excess of a “cap cost” established in the license agreement. The license agreement allows us to bill back any external costs associated with the transferred trials in excess of the cap cost to the licensor. We reached the cap cost during the fourth quarter of 2012 and will continue to bill the licensor, on a quarterly basis, for on-going external costs associated with the transferred clinical trials until such time as the clinical trials are closed.

Net cash used in operating activities through December 31, 2011, includes a net loss of $10.2 million adjusted from non-cash items of approximately $7.6 million for the issuance of an anti-dilutive warrant, stock option expense of $0.1 million, $0.4 million resulting for an allowance received from the landlord, $0.6 million increase in accounts payable and accrued expenses, and $0.3 million increase in prepaid expenses and other assets. The increase in accounts payable and accrued expenses is a direct result of us commencing operations in the fourth quarter of 2011.

Investing Activities

Net cash used in investing activities was approximately $1.2 million for the year ended December 31, 2012, and approximately $1.7 million for 2011. The major portion for 2012, $0.6 million, represents additional computer equipment and infrastructure, along with $0.5 million in leasehold improvements to support our growth in the number of employees and facilities. The major investing activity for 2011 was the acquisition of a high yield savings account in the amount of $1.1 million, which was used to secure a stand-by letter of credit issued to our landlord as collateral for our office lease and lease hold improvements. We also incurred $0.4 million for leasehold improvements and $0.3 million for computers and office furniture in 2011.

Financing Activities

2011 Private Placements. Immediately prior to the Merger, Former Puma entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which it sold 14,666,733 shares of its common stock at a price per share of $3.75, for aggregate gross proceeds of approximately $55 million. Former Puma also issued a warrant to each investor that provided such investor with anti-dilution protection in regard to certain issuances of securities. We assumed these warrants in the Merger and they subsequently terminated unexercised in accordance with their terms upon our quotation on the OTC Bulletin Board in April 2012.

We reimbursed the lead investor in this private placement $125,000 for all of its reasonable fees and expenses, including legal fees, associated with the private placement. In addition, we paid Leerink approximately

$2.3 million as compensation for acting as our placement agent in connection with this offering and $75,000 for reimbursable expenses.

In November 2011, we entered into subscription agreements with 139 accredited investors, pursuant to which we sold in a private placement an aggregate of 1,333,267 shares of common stock at a price per share of $3.75 per share, for aggregate gross proceeds of approximately $5.0 million. Leerink acted as lead placement agent and National Securities Corporation acted as co-placement agent in connection with this private placement and received compensation of approximately $84,000 and $150,000, respectively. In addition to the costs noted above, we incurred legal fees and other costs totaling approximately $487,000 associated with the equity raises.

October 2012 Common Stock Offering. On October 18, 2012, we entered into an underwriting agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Leerink, as representatives of several underwriters providing for the offer and sale in a firm-commitment underwritten public offering of 7,500,000 shares of our common stock, par value $0.0001 per share at a price of $16 per share, less the underwriting discount. On October 19, 2012, the underwriters exercised the overallotment option granted to the underwriters to purchase an additional 1,125,000 shares of our common stock from us at $16 per share, less the underwriting discount. The transactions were completed on October 24, 2012, and we received net proceeds of approximately $129.2 million, which is comprised of gross proceeds of approximately $138 million, less $8.8 million of underwriting fees and other offering expenses payable by us.

Current and Future Financing Needs

We have incurred negative cash flows from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our R&D efforts. Given the current and desired pace of clinical development of our three product candidates, over the next 12 months we estimate that our R&D spending will be approximately $40 million to $45 million, excluding stock-based compensation. We will need approximately $6 million to $7 million for general and administrative expenses over the next 12 months, excluding stock-based compensation. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.

While we believe that the approximately $137.4 million in cash and cash equivalents as of December 31, 2012, will be sufficient to enable us to meet our anticipated expenditures for at least 2013 and 2014, we may seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We expect to continue incurring significant losses for the foreseeable future and our continuing operations will depend on whether we are able to raise additional funds through additional equity or debt financing or entering into a strategic alliance with a third party concerning one or more of our product candidates. Through December 31, 2012, a significant portion of our financing has been through a public offering and private placements of our equity securities. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital raised will be sufficient to meet our needs. Further, in light of current economic conditions, including the lack of access to the capital markets being experienced by small companies, particularly in our industry, there can be no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future, we may be forced to delay or discontinue the development of one or more of our product candidates and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

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

Contractual Obligations

As a smaller reporting company we are not required to disclose information under this section.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined by the SEC regulations.

Critical Accounting Policies

Our discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, and related disclosure of contingent assets and liabilities reported in our consolidated financial statements. The estimation process requires assumptions to be made about future events and conditions and, as a result, is inherently subjective and uncertain. Actual results could differ materially from our estimates.

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and most demanding of our judgment. We consider the following policies to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position, and cash flows.

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

The Company assesses the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been an impairment by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through December 31, 2012.

Research and Development Expenses:

R&D expenses are charged to operations as incurred. The major components of R&D costs include clinical manufacturing costs; clinical trial expenses; consulting and other third-party costs; salaries and employee benefits, stock-based compensation expense, supplies and materials, and allocations of various overhead costs.

Clinical trial expenses include, but are not limited to, investigator fees, site costs, comparator drug costs, and CRO costs. In the normal course of business, we contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and variations from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients and the completion of portions of the clinical trial or similar conditions. Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites, cooperative groups and CROs. The objective of our accrual policy is to match the recording of expenses in our consolidated financial statements to the actual services received and efforts expended. As actual costs become known, we adjust our accruals in that period.

In instances where we enter into agreements with third parties for clinical trials and other consulting activities, upfront amounts are recorded as prepaid expenses and expensed as services are performed or as the underlying goods are delivered. If we do not expect the services to be rendered or goods to be delivered, any remaining capitalized amounts for non-refundable upfront payments are charged to expense immediately. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments and payments upon the completion of milestones or receipt of deliverables.

Costs related to the acquisition of technology rights and patents for which development work is still in process are charged to operations as incurred and considered a component of R&D costs.

Research and Development Reimbursement:

The licensing agreement set a “cap” on the amount of external expenses we would incur, beginning January 1, 2012, in completing the clinical trials transferred from the licensor to the Company. The license agreement stipulates that the licensor would be responsible for all external expenses associated with the transferred clinical trials and that we would invoice for such costs on a quarterly basis. All amounts reimbursed from the licensor represent charges for services provided by third parties and not by us. Accordingly, we have elected to treat the reimbursed costs as a “pass-through” expense billable to the licensor and as an off-set to our actual R&D expenses. Therefore, our R&D expenses are recorded net of any excess cap costs billed to the licensor. We recognized approximately $10.6 million of excess cap costs in 2012.

Stock-Based Compensation:

Stock option awards:

Accounting Standards Codification 718, Compensation-Stock Compensation, or ASC 718, requires the fair value of all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. Under ASC 718, employee option grants are generally valued at the date of grant, or grant date, and those valuations do not change once they have been established. The determination of the fair value using the Black-Scholes Option Pricing Method is affected by our stock price as well as a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. As allowed by ASC 718 for companies with a short period of publicly traded stock history, our estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage. The five companies are reviewed quarterly as the volatility has the greatest impact on the calculation. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. ASC 718 does not allow companies to account for option forfeitures as they occur; instead, estimated option forfeitures must be calculated when the option is granted to reduce the option expense to be recognized over the life of the award and updated upon receipt of further information as to the amount of options expected to be forfeited. Due to our limited history, we use the simplified method to determine the expected life of the option grants.

Warrants:

Warrants granted to employees are normally valued at the fair value of the instrument on the grant date and are recognized in the statement of operations over the requisite service period. When the requisite service period precedes the grant date and a market condition exists in the warrant, the Company values the warrant using the Monte Carlo Simulation Method. When the terms of the warrant become fixed, the Company values the warrant using the Black-Scholes Option Pricing Method. As allowed by ASC 718 for companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility is based on the average volatilities of a sampling of eight to nine companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant valuation. In determining the value, until the terms are fixed the Company factors in the probability of the market condition occurring and several possible scenarios. When the requisite service period precedes the grant date and is deemed to be complete, the Company records the fair value of the warrant at the time of issuance as an equity stock-based compensation transaction. The warrant is revalued each reporting period up to the grant date when the final fair value of the warrant is established and recorded. The grant date is determined when all pertinent information, such as exercise price and quantity are known.

Recently Issued Accounting Pronouncements:

In April 2012 the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We qualify as an emerging growth company under the JOBS Act; however, we have irrevocably elected not to avail ourself of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Finance have concluded that these disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2012, our internal control over financial reporting was effective at the reasonable assurance level.

The Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company, as an emerging growth company or a smaller reporting company, to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

Not applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management and Directors

Each executive officer and each member of our board of directors shall serve until his successor is elected and qualified.

Name	Age	Position
Alan H. Auerbach	43	President, Chief Executive Officer and Chairman of the Board
Charles R. Eyler	65	Senior Vice President, Finance and Administration and Treasurer
Richard B. Phillips, Ph.D.	59	Senior Vice President, Regulatory Affairs, Quality Assurance and Pharmacovigilance
Richard P. Bryce, MBChB, MRCGP, MFPM	54	Senior Vice President, Clinical Research and Development
Thomas R. Malley	44	Director
Jay M. Moyes	58	Director

Executive Officers

Alan H. Auerbach. Mr. Auerbach has served as Chairman of our board of directors and as our President and Chief Executive Officer since October 4, 2011. Prior to October 4, 2011, he served in such capacity at Former Puma from its inception in September 2010. Prior to founding Former Puma, Mr. Auerbach founded Cougar Biotechnology, Inc., or Cougar, in May 2003 and served as its Chief Executive Officer, President and a member of its board of directors until July 2009, when Cougar was acquired by Johnson & Johnson. From July 2009 until January 2010, Mr. Auerbach served as the Co-Chairman of the Integration Steering Committee at Cougar (as part of Johnson & Johnson) that provided leadership and oversight for the development and global commercialization of Cougar’s lead drug candidate, abiraterone acetate, for the treatment of advanced prostate cancer. Prior to founding Cougar, from June 1998 to April 2003, Mr. Auerbach was a Vice President, Senior Research Analyst at Wells Fargo Securities, where he was responsible for research coverage of small- and middle-capitalization biotechnology companies, with a focus on companies in the field of oncology. Mr. Auerbach has served as a director of Radius Health, Inc., a public reporting pharmaceutical company focused on acquiring and developing new therapeutics for the treatment of osteoporosis and other women’s health conditions, since May 2011 and its predecessor entity from October 2010 to May 2011. Mr. Auerbach received a B.S. in Biomedical Engineering from Boston University and an M.S. in Biomedical Engineering from the University of Southern California. Mr. Auerbach was selected as a director because of his position as our President and Chief Executive Officer and his significant experience as an executive and research analyst in the biotechnology industry.

Charles R. Eyler. Mr. Eyler has served as our Senior Vice President, Finance and Administration and Treasurer since October 4, 2011. Prior to October 4, 2011, he served in such capacity at Former Puma beginning on September 1, 2011. Prior to joining Former Puma, Mr. Eyler served as Senior Vice President of Finance at Cougar until July 2009, when Cougar was acquired by Johnson & Johnson. He also served as Treasurer of Cougar from April 2006 to July 2009. From July 2009 until March 2010, Mr. Eyler served on the Integration Steering Committee at Cougar (as part of Johnson & Johnson) and oversaw the integration of Cougar’s finance and IT functions with those of Johnson & Johnson. From April 2010 until September 2011, Mr. Eyler explored various entrepreneurial and other opportunities. Prior to joining Cougar, Mr. Eyler served as Chief Financial Officer and Chief Operating Officer of Hayes Medical Inc. from March 1999 to January 2004. Mr. Eyler received his B.S. from Drexel University and his M.B.A. from Saint Francis College.

Richard B. Phillips, Ph.D. Dr. Phillips has served as our Senior Vice President, Regulatory Affairs, Quality Assurance and Pharmacovigilance since November 1, 2011. He previously served as a consultant in the Global

Regulatory Consultancy Group of PPD, Inc. from March 2011 to October 2011. From March 2010 to March 2011, he worked as an independent consultant with pharmaceutical and biotech companies in the area of regulatory affairs. From January 2007 to July 2009, Dr. Phillips served as Senior Vice President of Regulatory Affairs and Quality Assurance at Cougar Biotechnology, Inc. and following the acquisition of Cougar by Johnson & Johnson, from July 2009 until March 2010, he oversaw the integration of Cougar’s regulatory affairs and quality assurance function with Johnson & Johnson. Dr. Phillips received a B.S. from the University of California, Irvine and a Ph.D. from the University of California, Berkeley.

Richard P. Bryce, MBChB, MRCGP and MFPM. Dr. Bryce has served as our Senior Vice President, Clinical Research and Development since June 20, 2012. Dr. Bryce previously served as Senior Medical Director for Onyx Pharmaceuticals, a biopharmaceutical company, from September 2008 to June 2012, where he oversaw the Phase III clinical trial program of carfilzomib for the treatment of multiple myeloma and the Phase II clinical trial program of sorafenib for the treatment of breast and colorectal cancers. From August 2007 to August 2008, Dr. Bryce served as Senior Medical Director for ICON Clinical Research, a CRO, where he was responsible for developing and evaluating oncology protocols, medical monitoring, and overseeing drug safety management activities in connection with the clinical trials of oncology drugs. From May 2005 until July 2007, he served as Executive Vice President of Medical Affairs at Ergomed Clinical Research, a CRO, where he worked to establish the company’s U.S. operations, had overall responsibility for the global Phase I unit activities, drug safety, medical writing and regulatory affairs, and oversaw the company’s provision of consulting services to various oncology-focused biotechnology companies. From April 2003 to May 2005, Dr. Bryce served as International Medical Leader at Roche, where he oversaw the global Phase IV clinical trial program of Xeloda® (capecitabine) for the treatment of breast cancer. Dr. Bryce holds a BSc in Medical Sciences and his primary medical degree (MBChB) from the University of Edinburgh, Scotland. He also holds post-graduate diplomas in Obstetrics and Gynaecology from the Royal College of Obstetricians and Gynaecologists of London and in Child Health and Pharmaceutical Medicine from the Royal College of Physicians of the United Kingdom. He is a member of the Royal College of General Practitioners and the Royal College of Physicians (Faculty of Pharmaceutical Medicine) of the United Kingdom. He is also a member of the American Society of Clinical Oncology, the American Society of Hematology and the European Society of Medical Oncology.

Directors

Alan H. Auerbach. See “—Executive Officers.”

Thomas R. Malley. Mr. Malley has been a director since the closing of the Merger on October 4, 2011. Since May 2007, Mr. Malley has served as President of Mossrock Capital, LLC, a private investment firm. From April 1991 to May 2007, Mr. Malley served with Janus Mutual Funds as an analyst for eight years and as a Vice President and Portfolio Manager for the Janus Global Life Sciences Fund for eight years. Since October 2012, Mr. Malley has served as a director of OvaScience, Inc., a life science company developing proprietary products to improve the treatment of female infertility. Since October 2006, Mr. Malley has served as a director of Synageva BioPharma Corp., a public clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for patients with life-threatening rare diseases and unmet medical needs. Mr. Malley previously served as a director of Cougar Biotechnology, Inc. from 2007 to 2009. Mr. Malley received a B.S. in Biology from Stanford University in 1991. Mr. Malley was selected as a director because of his industry and investment experience.

Jay M. Moyes. Mr. Moyes has been a director since April 27, 2012. Mr. Moyes has been a member of the board of directors and chairman of the audit committee of Osiris Therapeutics, Inc., a publicly-held stem cell therapeutics company, since May 2006. He has also been a member of the board of directors and the chairman of the audit committee for each of Biocardia, Inc., a privately-held cardiovascular regenerative medicine company, and Integrated Diagnostics, Inc., a privately-held molecular diagnostics company, since January 2011 and March 2011, respectively. From May 2008 through July 2009, Mr. Moyes served as the Chief Financial Officer of XDx, Inc., a privately-held molecular diagnostics company. Prior to that, Mr. Moyes served as the Chief Financial

Officer of Myriad Genetics, Inc., a publicly-held healthcare diagnostics company, from June 1996 until his retirement in November 2007, and as its Vice President of Finance from July 1993 until July 2005. From 1991 to 1993, Mr. Moyes served as Vice President of Finance and Chief Financial Officer of Genmark, Inc., a privately-held genetics company. Mr. Moyes held various positions with the accounting firm of KPMG LLP from 1979 through 1991, most recently as a Senior Manager. He holds an M.B.A. degree from the University of Utah, a B.A. degree in economics from Weber State University, and is formerly a Certified Public Accountant. Mr. Moyes also served as a member of the Board of Trustees of the Utah Life Science Association from 1999 through 2006. Mr. Moyes was selected as a director because of his extensive background in finance and accounting and his experience in the context of life sciences industry enables him to make significant contributions to the board.

None of our directors or executive officers is related by blood, marriage or adoption to any other director or executive officer.

Board Leadership Structure and Role in Risk Oversight

Alan H. Auerbach currently serves as our Principal Executive Officer, and Charles R. Eyler currently serves as our Principal Financial and Accounting Officer. Our board of directors is comprised of Messrs. Auerbach, Malley and Moyes, with Mr. Auerbach serving as Chairman. At present, we have determined this leadership structure of having a combined Chairman of the Board and Principal Executive Officer is appropriate due to our small size and limited operations and resources.

We have no policy requiring the combination or separation of the Principal Executive Officer and Chairman roles and our governing documents do not mandate a particular structure. Our directors recognize that the leadership structure and the combination or separation of these leadership roles is driven by our needs at any point in time.

Our directors are exclusively involved in the general oversight of risks that could affect our business and they will continue to evaluate our leadership structure and modify such structure as appropriate based on our size, resources and operations.

Board Meetings

During the fiscal year ended December 31, 2012, our board of directors held four meetings. All directors attended at least 75% or more of the aggregate number of meetings of the board and board committees on which they served. We do not have a formal policy relating to director attendance at annual meetings. One of our directors attended our 2012 annual meeting of stockholders held on June 13, 2012.

Executive Sessions

During the fiscal year ended December 31, 2012, the non-executive directors met in executive session of the board on four occasions; the members of the audit committee met in executive session on four occasions; the members of the compensation committee met in executive session on two occasions; and the members of the nominating and corporate governance committee met in executive session on one occasions. The policy of our board is to hold at least four executive sessions of the board annually and executive sessions of committees when needed.

Director Independence

Under the listing requirements and rules of the NYSE, independent directors must comprise a majority of a listed company’s board of directors. In addition, NYSE rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees are independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Under NYSE rules, a director will only qualify as an “independent director” if such person is not an executive officer or employee of the listed company and, in the opinion of that company’s board of directors, that person does not otherwise have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, (i) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (ii) be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each of our directors concerning his background, employment and affiliations, including family relationships, our board of directors has determined that neither Mr. Malley nor Mr. Moyes has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE. In making this determination, our board of directors considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. Our board of directors has determined that Mr. Auerbach is not independent due to his role as our President and Chief Executive Officer.

Board Committees

We have established an audit committee, a compensation committee, a nominating and corporate governance committee, and a stock option committee. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. To view the charters of the audit committee, compensation committee and nominating and corporate governance committee, please visit the corporate governance section of our website at www.pumabiotechnology.com/about_governance.html. In addition, the charters for these committees are available in print to any stockholder who requests a copy. Please direct all requests to our Secretary, Puma Biotechnology, Inc., 10880 Wilshire Boulevard, Suite 2150, Los Angeles, CA 90024.

Audit Committee

Our audit committee provides oversight of our accounting and financial reporting process, the audit of our consolidated financial statements and our internal control function. Among other matters, the audit committee assists our board of directors in oversight of the independent registered public accounting firm qualifications, independence and performance; is responsible for the engagement, retention and compensation of the independent auditors; reviews the scope of the annual audit; reviews and discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly consolidated financial statements including the disclosures in our annual and quarterly reports filed with the SEC; reviews our risk assessment and risk management processes; establishes procedures for receiving, retaining and investigating complaints received by us regarding accounting, internal accounting controls or audit matters; approves audit and permissible non-audit services provided by our independent registered public accounting firm; and reviews and approves related person transactions under Item 404 of Regulation S-K.

The members of our audit committee are Mr. Malley, the chair of the committee, and Mr. Moyes. Each of Messrs. Malley and Moyes are independent directors as defined under the applicable rules and regulations of the SEC and the NYSE. In accordance with the phase-in rules of the NYSE, we will add a third independent director to our audit committee within one year of listing on the NYSE. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the NYSE. Our board of directors has determined that both Mr. Malley and Mr. Moyes are audit committee financial experts as defined under the applicable rules of the SEC and have the requisite financial sophistication as defined under the applicable rules and regulations of the NYSE. The audit committee met four times during the fiscal year ended December 31, 2012.

Compensation Committee

Our compensation committee adopts and administers the compensation policies, plans and benefit programs for our executive officers and all other members of our executive team. In addition, among other things, our compensation committee annually evaluates, in consultation with our board of directors, the performance of our Chief Executive Officer, reviews and approves corporate goals and objectives relevant to compensation of our Chief Executive Officer and other executives, and evaluates the performance of these executives in light of those goals and objectives. Our compensation committee also administers our incentive award plan.

The members of our compensation committee are Messrs. Malley and Moyes, with Mr. Moyes serving as the chair of the committee. The members of our compensation committee are independent under the applicable rules and regulations of the SEC and the NYSE, and Section 162(m) of the Internal Revenue Code of 1986. The compensation committee was formed in October 2012 and met two times during the fiscal year ended December 31, 2012.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is responsible for, among other things, making recommendations regarding corporate governance, the composition of our board of directors, identification, evaluation and nomination of director candidates and the structure and composition of committees of our board of directors. In addition, our nominating and corporate governance committee oversees our corporate governance guidelines, approves our committee charters, oversees compliance with our code of business conduct and ethics, contributes to succession planning, reviews actual and potential conflicts of interest of our directors and officers other than related person transactions reviewed by the audit committee and oversees the self-evaluation process of our board of directors. Our nominating and corporate governance committee also is responsible for making recommendations regarding non-employee director compensation to the full board of directors.

The members of our nominating and corporate governance committee are Messrs. Malley and Moyes, with Mr. Moyes serving as the chair of the committee. The members of our nominating and corporate governance committee are independent under the applicable rules and regulations of the SEC and the NYSE. The nominating and corporate governance committee was formed in October 2012 and met one time during the fiscal year ended December 31, 2012.

Stock Option Committee

Our board maintains a stock option committee, with our President and Chief Executive Officer serving as its sole member. The Compensation Committee and the board of directors delegated to the stock option committee the authority to grant stock options to non-executive employees, subject to the following conditions:

•	the maximum aggregate number of shares of common stock underlying options granted pursuant to this authority is 100,000 per individual, subject to adjustment by the board of directors; and

•	the stock options must have an exercise price equal to the closing price of our common stock on the grant date and have a term not longer than ten years.

Pursuant to this delegation of authority, for fiscal year 2012, the stock option committee granted 1,259,000 stock options.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who beneficially own more than ten percent (10%) of our common stock, who are hereinafter collectively referred to as the Reporting Persons, to file reports with the SEC of beneficial ownership and reports of changes in beneficial ownership of our common stock on Forms 3, 4 and 5. Reporting Persons are required by applicable SEC rules to furnish us with copies of all such forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. To our knowledge, based solely on our review of the copies of the Forms 3, 4 and 5 received by us during the fiscal year ended December 31, 2012 and written representations that no other reports were required, we believe that all reports required to be filed by such persons with respect to the Company’s fiscal year ended December 31, 2012, were timely filed, except that, due to administrative oversight, Alan H. Auerbach filed a Form 4 in October 2012 reporting one late transaction.

Legal Proceedings

We are not aware of any material proceedings in which any of our directors, executive officers or affiliates, any owner of record or beneficial owner of more than 5% of our common stock, or any associate of any such director, officer, affiliate or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that establishes the standards of ethical conduct applicable to all directors, officers and employees of our company. Our code of business conduct and ethics addresses, among other things, conflicts of interest, compliance with disclosure controls and procedures and internal control over financial reporting, corporate opportunities and confidentiality requirements. Our code of business conduct and ethics is available on our corporate website at www.pumabiotechnology.com/about_governance.html. We intend to disclose any future amendments to certain provisions of our code of business conduct and ethics, or waivers of provisions required to be disclosed under the rules of the SEC, at the same location on our website identified in the preceding sentence.

Stockholder Communication with our Board of Directors

Stockholders may send communications to our board of directors by writing to Puma Biotechnology, Inc., 10880 Wilshire Boulevard, Suite 2150, Los Angeles, California 90024, Attention: Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

As a “smaller reporting company” under SEC rules, our named executive officers, or NEOs, consist of (i) the individual who served or acted as the Company’s principal executive officer during the last completed fiscal year; (ii) the Company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the last completed fiscal year; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the individual was not serving as one of our executive officers at the end of the last completed fiscal year. For the year ended December 31, 2012, our NEOs were the following individuals:

•	Alan H. Auerbach, our President and Chief Executive Officer;

•	Richard B. Phillips, Ph.D., our Senior Vice President, Regulatory Affairs, Quality Assurance and Pharmacovigilance; and

•	Richard P. Bryce, MBChB, MRCGP and MFPM, our Senior Vice President, Clinical Research and Development.

Summary Compensation Table

The following table sets forth information regarding the compensation earned by our NEOs for the years ended December 31, 2012 and 2011.

		Salary	Bonus		Option Awards	All Other Compensation		Total
Name and Principal Position	Year	($)	($)		($)(4)	($)(5)		($)
Alan H. Auerbach	2012	$470,000	$235,000	(1)	$2,617,000	$25,819,480	(6)	$29,141,480
President and Chief Executive Officer	2011	156,667	—		—	—		156,667
Richard B. Phillips, Ph.D.	2012	271,127	$80,400	(2)	672,885	3,024		1,027,436
Senior Vice President, Regulatory Affairs, Quality Assurance and Pharmacovigilance	2011	67,000	—		—	—		67,000
Richard P. Bryce, MBChB, MRCGP and MFPM	2012	167,192	$50,000	(3)	829,500	18,786		1,065,478
Senior Vice President, Clinical Research and Development	2011	—	—		—	—		—

(1)	Reflects a discretionary bonus paid to Mr. Auerbach. Pursuant to the employment agreement dated January 19, 2012, with Mr. Auerbach, Mr. Auerbach is eligible to receive an annual discretionary bonus in an amount up to 50% of his base salary.
(2)	Reflects a discretionary bonus paid to Dr. Phillips. Pursuant to the letter agreement dated October 21, 2011, with Dr. Phillips, Dr. Phillips is eligible to receive an annual performance bonus in an amount up to 30% of his base salary, subject to the attainment of performance criteria to be established and evaluated by the Company. For 2012, the compensation committee did not establish performance criteria and instead made a determination to pay a discretionary cash bonus to Dr. Phillips.
(3)	Pursuant to the letter agreement dated May 2, 2012, entered into with Dr. Bryce, Dr. Bryce was paid a signing bonus equal to $50,000.
(4)	Represents the grant date fair values of stock options granted during 2012 determined in accordance with Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or ASC 718, based on the number of stock options granted multiplied by the grant date fair value per stock option. For a discussion of valuation assumptions for the 2012 grants, see Note 5 to our 2012 consolidated financial statements included in this annual report on Form 10-K for the year ended December 31, 2012.
(5)	For Mr. Auerbach, Dr. Phillips and Dr. Bryce, represents life insurance premiums paid by us in the amounts of $480, $3,024 and $1,161, respectively, and for Mr. Auerbach, Dr. Phillips and Dr. Bryce, matching contributions to our 401(k) Plan made by us in the amounts of $10,000, $0 and $2,625, respectively. For Dr. Bryce, also includes relocation expenses paid for by us in the amount of $15,000 pursuant to Dr. Bryce’s employment agreement.
(6)	Represents the final fair value of the warrant determined in accordance with ASC 718. In connection with the closing of our public offering in October 2012, the exercise price and number of shares underlying the warrant issued to Mr. Auerbach were established. Pursuant to the terms of the warrant, until October 2021 Mr. Auerbach may exercise the warrant to acquire 2,116,250 shares of our common stock at $16 per share. The warrant was valued at approximately $6.9 million at the time of issuance and recorded to the statement of operations. The warrant was revalued at approximately $7.6 million on December 31, 2011, in accordance with ASC 718. The fair value of the warrant as of December 31, 2012 was approximately $25.8 million and resulted in an adjustment to the fair value of $18.2 million. For a discussion of valuation assumptions for the warrant, see Note 5 to our 2012 consolidated financial statements included in this annual report on Form 10-K for the year ended December 31, 2012.

Pension Benefits and Nonqualified Deferred Compensation

During the fiscal year ended December 31, 2012, we did not have any plans in place for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax qualified deferred contribution plans and nonqualified deferred contribution plans.

Employment Agreements with Our Executive Officers

President and Chief Executive Officer—Alan H. Auerbach

On January 19, 2012, we entered into an employment agreement with Alan H. Auerbach, our President and Chief Executive Officer. The employment agreement governs the terms of Mr. Auerbach’s employment with us and expires on September 1, 2014, unless earlier terminated, with automatic one-year renewal terms unless either we or Mr. Auerbach gives written notice of termination 60 days prior to the end of the term. The employment agreement also provides that Mr. Auerbach will be nominated for election to our board of directors if the term of his directorship expires during the term of the employment agreement.

Pursuant to the employment agreement, Mr. Auerbach will receive an annual base salary of $470,000, and will be eligible to receive an annual discretionary bonus in an amount up to 50% of his base salary (pro-rated for any partial year service), each subject to possible increase in connection with our annual review process. Mr. Auerbach is also eligible under the employment agreement to participate in all benefits offered to our senior executives. Mr. Auerbach also received an option to purchase 200,000 shares of our common stock in February 2012.

For a discussion of the payments and other benefits to which Mr. Auerbach is entitled in the event of certain qualifying terminations, including certain terminations in connection with a change in control of us, see “Potential Payments Upon a Termination or Change in Control” below.

Mr. Auerbach’s employment agreement contains customary confidentiality and assignment of inventions provisions that survive the termination of the employment agreement for an indefinite period. The employment agreement also contains non-solicitation and non-disparagement provisions extending until 18 months following the termination of his employment with us.

Other Executive Officers—Richard Phillips, Ph.D. and Richard P. Bryce

We have entered into letter agreements with each of the named executive officers listed in the table below on the date set forth next to such officer’s name. Such named executive officers are at-will employees. The table below also sets forth each officer’s initial base salary.

Name	Offer Letter Date	Initial Base Salary ($)
Richard Phillips, Ph.D.	October 21, 2011	$268,000
Richard P. Bryce, MBChB, MRCGP, MFPM	May 2, 2012	$315,000

Pursuant to the letter agreements, each of these named executive officers is eligible to receive an annual performance bonus in an amount up to a fixed percentage of his base salary, which is targeted to be 30% (but which may be higher or lower), subject to the attainment of performance criteria established and evaluated by us. Each of Dr. Phillips and Dr. Bryce is also eligible to participate in all health, welfare, savings and retirement plans, practices, policies and programs maintained or sponsored by us from time to time for the benefit of similarly situated employees. In addition, pursuant to these letter agreements, we granted Dr. Phillips an option to purchase 90,000 shares of our common stock and Dr. Bryce an option to purchase 105,000 shares of our common stock.

The letter agreements also contain a customary non-solicitation provision and, in connection with their entry into the offer letters, each of the named executive officers listed in the table above entered into our standard proprietary information and inventions agreement.

Recent Compensation Decisions

Since the close of the fiscal year ended December 31, 2012, our board of directors has approved the following salary increases for our named executive officers for the 2013 fiscal year, effective January 1, 2013. Dr. Bryce joined the Company in June 2012, and therefore, was not considered for an increase in salary.

Name	2012 Salary	2013 Salary
Alan H. Auerbach	$470,000	$520,000
Richard Phillips, Ph.D.	$268,000	$286,760

Outstanding Equity Awards at Fiscal Year End

The following table sets forth summary information regarding the outstanding equity awards held by our named executive officers at December 31, 2012:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Alan H. Auerbach(1)	—	200,000	(2)	$3.75	2/13/2022
	—	150,000	(3)	19.34	12/17/2022
Richard B. Phillips, Ph.D.	35,000	55,000	(4)	3.75	2/13/2022
	—	31,500	(5)	19.34	12/17/2022
Richard P. Bryce, MBChB, MRCGP, MFPM	—	105,000	(6)	11.30	6/1/2022

(1)	In addition to the option awards reflected above, Mr. Auerbach holds a warrant that is exercisable until October 2021 for 2,116,250 shares of our common stock at $16 per share.
(2)	One third of the options vest on the first anniversary of the grant date of February 13, 2012 and then one thirty-sixth monthly.
(3)	One third of the options vest on the first anniversary of the grant date of December 17, 2012 and then one thirty-sixth monthly.
(4)	One third of the options vested on the first anniversary of the vesting commencement date of November 1, 2011 and then one thirty-sixth vest monthly.
(5)	One third of the options vest on the first anniversary of the grant date of December 17, 2012 and then one thirty-sixth monthly.
(6)	One third of the options vest on the first anniversary of the grant date of June 1, 2012 and then one thirty-sixth monthly.

Equity Compensation Plan Information

The following table sets forth the number of options outstanding under the 2011 Plan as of December 31, 2012:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plan approved by security holders(1)	1,906,334	$8.93	1,611,412
Equity compensation plans not approved by security holders	—	—	—

Total	1,906,334	$8.93	1,611,412

(1)	On September 15, 2011, the board of directors and stockholder of Former Puma adopted the 2011 Plan. On October 4, 2011, we assumed the 2011 Plan in connection with the Merger.

Administration

Our compensation committee administers the 2011 Plan. Subject to the terms of the 2011 Plan and the board’s delegation of its authority under the 2011 Plan to our stock option committee, our compensation committee has complete authority and discretion to determine the terms of awards under the 2011 Plan.

Eligible Recipients

Any of our officers or other employees of us or our affiliates, or an individual that we or an affiliate has engaged to become an officer or employee, or a consultant or advisor who provides services to us or our affiliates, including a non-employee director of the board of directors, is eligible to receive awards under the 2011 Plan.

Grants

The 2011 Plan authorizes the grant to eligible recipients of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended, dividend equivalent awards, deferred stock awards, stock payment awards and stock appreciation rights.

Duration, Amendment, and Termination

Our board of directors may amend, suspend or terminate the 2011 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of common stock reserved for issuance pursuant to incentive awards, unless such change is authorized by our stockholders within one year.

Potential Payments Upon a Termination or Change in Control

Alan H. Auerbach. On January 19, 2012, we entered into an employment agreement with Alan H. Auerbach, our President and Chief Executive Officer. Pursuant to the employment agreement, in the event Mr. Auerbach’s employment is terminated by us without “cause” or by Mr. Auerbach for “good reason” (each as defined in the employment agreement and described below) 60 days prior to, or 18 months following, a change in control, he will be entitled to receive, in addition to any accrued but unpaid compensation and benefits:

•	a lump sum payment equal to two times the sum of his base salary and the maximum bonus to which he would be eligible to receive for the year in which the termination occurs;

•

all unvested equity-based incentive awards will immediately vest on the later of the change in control and the termination date, and will remain exercisable (as applicable) for a period of up to 12 months from the date of the termination; and

•	up to 18 months continuation of healthcare benefits to him and his dependents.

In the event of a change in control and an excise tax is imposed as a result of any payments made to Mr. Auerbach in connection with such change in control, we will pay or reimburse Mr. Auerbach an amount equal to such excise tax plus any taxes resulting from such payments.

In the event Mr. Auerbach’s employment is terminated without “cause” or by Mr. Auerbach for “good reason,” in each case outside of the change in control context described above, then Mr. Auerbach will be entitled to receive, in addition to any accrued but unpaid compensation and benefits (i) an amount equal to the sum of his base salary and the maximum bonus to which he would be eligible to receive for the year in which the termination occurs, payable over a period of one year following such termination in substantially equal installments; and (ii) up to 18 months continuation of healthcare benefits to him and his dependents. All severance benefits are contingent upon Mr. Auerbach’s execution and non-revocation of a general release of claims in favor of the Company.

Under the terms of Mr. Auerbach’s employment agreement:

•

“Cause” is generally defined as (i) the willful failure, disregard or refusal by the executive to perform his duties; (ii) any willful, intentional or grossly negligent act by the executive that injures in a material way our business or reputation; (iii) willful misconduct by the executive in respect of his duties or obligations; (iv) the executive’s commission of any felony or a misdemeanor involving moral turpitude (including entry of a nolo contendere plea to any such charge); (v) the determination by us, after a reasonable and good-faith investigation following a written allegation by another employee of us that the executive engaged in some form of harassment prohibited by law, unless the executive’s actions were specifically directed by the board; (vi) any misappropriation or embezzlement of our property; (vii) breach by the executive of his obligations with respect to confidentiality, non-solicitation and non-disparagement or of any his representations or warranties under the employment agreement; and (viii) material breach by the executive of any other provision of the employment agreement which is not cured within a specified timeframe.

•

“Good reason” is generally defined as: (i) a material diminution in the executive’s base salary, excluding any reduction applicable equally to all of our executive officers following a material decline in our earnings, public image, or performance; (ii) a material diminution in the executive’s authority, duties or responsibilities; (iii) a change in the geographic location at which the executive must perform services to a location that is greater than 25 miles from our principal place of business as of the date of the employment agreement; (iv) a direction to the executive to take any action that violates any applicable legal or regulatory requirement; or (v) any other action or inaction that constitutes a material breach by us of our obligations under the employment agreement.

•

A “change in control” is generally defined as: (i) the consummation of a transaction where any persons become the beneficial owners of Company securities representing more than 50% of the total combined voting power of our securities after such acquisition; (ii) a change in the composition of the board such that during any period of two consecutive years, individuals who originally formed our board of directors, together with certain new directors, at the beginning of such period cease for any reason to constitute a majority of the board; (iii) us merging, consolidating, reorganizing or combining with another corporation or entity or a sale or other disposition of all or substantially all of our assets or an acquisition of assets or stock of another entity, in each case, where our stockholders prior to the transaction own less than 50% of the outstanding voting securities of the surviving corporation or entity; or (iv) our stockholders approving a liquidation or dissolution of us.

Richard B. Phillips, Ph.D. and Richard P. Bryce, MBChB, MRCGP, MFPM. None of our other named executive officers are entitled to any payments from us following, or in connection with such named executive officer’s resignation, retirement or other termination, or a change in control of us or a change in such named executive officer’s responsibilities following a change in control, except that, under the terms of the 2011 Plan, in the event of a change in control (as defined above), if the successor corporation refuses to assume or substitute any equity award held by Dr. Phillips or Dr. Bryce, such equity awards will immediately vest and, if applicable, become exercisable and be deemed exercised immediately prior to the change in control transaction.

Compensation of Directors

Director Compensation Program

Effective February 2012, our board of directors adopted a non-employee director compensation program under the 2011 Plan. Under this program, each non-employee director will receive an option to purchase 30,000 shares of our common stock under the 2011 Plan upon election or appointment to our board of directors. In addition, each non-employee director who is appointed to serve on a committee of our board of directors in a non-chair capacity will receive an option to purchase 10,000 shares of our common stock under the 2011 Plan upon appointment and each non-employee director who is appointed to serve as the chair of a committee of our board of directors will receive an option to purchase 20,000 shares of our common stock upon appointment. Each option granted pursuant to our non-employee director compensation program will vest over a three-year period from the date of grant, with 1/3 of the shares underlying the option vesting on the one-year anniversary of the grant date and then 1/36 of the shares vesting monthly over the next two years. Each option granted pursuant to our non-employee director compensation program will have an exercise price per share of common stock equal to the fair value on the date of grant.

Director Compensation During 2012

On February 13, 2012, pursuant to our non-employee director compensation program, Thomas R. Malley was granted an option to purchase 30,000 shares of our common stock in connection with his appointment to our board of directors and an option to purchase 20,000 shares of our common stock in connection with his appointment as the Chairman of our Audit Committee. On October 19, 2012, Mr. Malley was granted an option to purchase 20,000 shares of our common stock in connection with his appointment as a member of our Compensation Committee and our Nominating and Corporate Governance Committee. On April 27, 2012, pursuant to our non-employee director compensation program, Jay M. Moyes was granted an option to purchase 30,000 shares of our common stock in connection with his appointment to our board of directors and an option to purchase 10,000 shares of our common stock in connection with his appointment as a member of our Audit Committee. On October 19, 2012, Mr. Moyes was granted an option to purchase 40,000 shares of our common stock in connection with his appointment as chairman of our Compensation Committee and our Nominating and Corporate Governance Committee.

The following table sets forth information regarding the compensation earned by our non-employee directors for the year ended December 31, 2012. Mr. Auerbach, who served as our President and Chief Executive Officer during the year ended December 31, 2012, and continues to serve in that capacity, does not receive additional compensation for his service as a director, and therefore is not included in the Director Compensation table below. All compensation paid to Mr. Auerbach is reported in the Summary Compensation Table included under “Executive Compensation.”

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Thomas R. Malley(2)	—	$447,300	—	$447,300
Jay M. Moyes(3)	—	$995,200	—	$995,200

(1)	As of December 31, 2012, the following outstanding option awards were held by members of our board of directors: Mr. Malley, 70,000 shares, and Mr. Moyes, 80,000 shares. Represents the grant date fair values of stock options granted during 2012 determined in accordance with ASC 718, based on the number of stock options granted multiplied by the grant date fair value per stock option. For a discussion of valuation assumptions for the 2012 grants, see Note 5 to our 2012 consolidated financial statements included in this annual report on Form 10-K for the year ended December 31, 2012.
(2)	Mr. Malley serves as the chairman of the Audit Committee and is a member of the Compensation Committee and the Nominating and Corporate Governance Committee.
(3)	Mr. Moyes serves as the chairman of the Compensation Committee and the Nominating and Corporate Governance Committee and is a member of the Audit Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our common stock beneficially owned as of March 15, 2013, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each of our directors and executive officers and (iii) all executive officers and directors as a group. Unless otherwise noted below, the address of each stockholder below is c/o Puma Biotechnology, Inc., 10880 Wilshire Boulevard, Suite 2150, Los Angeles, California 90024.

		SHARES BENEFICIALLY OWNED (1) (2)
NAME	TITLE	NUMBER (#)	PERCENTAGE
Directors and Named Executive Officers
Alan H. Auerbach(3)	President, Chief Executive Officer and Chairman of the Board	6,239,583	20.2%
Charles R. Eyler(4)	Senior Vice President, Finance and Administration and Treasurer	50,000	*
Richard B. Phillips, Ph.D.(5)	Senior Vice President, Regulatory Affairs and Quality Assurance	45,000	*
Richard P. Bryce, MBChB, MRCGP, MFPM	Senior Vice President, Clinical Research and Development	—	—
Thomas R. Malley(6)	Director	180,717	*
Jay M. Moyes(7)	Director	13,333	*
All current executive officers and directors as a group (6 individuals)		6,528,633	21.1%
Stockholders Holding 5% or More
Adage Capital Partners L.P.(8)	—	5,242,519	18.3%
Fidelity Management & Research Company(9)	—	3,589,744	12.5%

*	Denotes less than 1.0% of beneficial ownership.

(1)	This table is based upon information supplied by our officers, directors, principal stockholders and transfer agent, and information contained in Schedules 13D and 13G filed with the SEC. Unless otherwise noted in the footnotes to this table, we believe each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned, subject to community property laws, where applicable. Applicable percentages are based on 28,676,666 shares of our common stock outstanding as of March 15, 2013, adjusted as required by the rules promulgated by the SEC.
(2)	Beneficial ownership is determined in accordance with SEC rules, and includes any shares as to which the stockholder has sole or shared voting power or investment power, and also any shares which the stockholder has the right to acquire within 60 days of March 15, 2013, whether through the exercise or conversion of any stock option, convertible security, warrant or other right. The indication herein that shares are beneficially owned is not an admission on the part of the stockholder that he, she or it is a direct or indirect beneficial owner of those shares.
(3)	Consists of (i) 4,040,000 shares held of record by Mr. Auerbach, (ii) 2,116,250 shares exercisable pursuant to an anti-dilutive warrant held by Mr. Auerbach, and (iii) options to purchase 83,333 shares of our common stock exercisable within 60 days of March 15, 2013.

(4)	Consists solely of options to purchase 50,000 shares of our common stock exercisable within 60 days of March 15, 2013.
(5)	Consists solely of options to purchase 45,000 shares of our common stock exercisable within 60 days of March 15, 2013.
(6)	Consists of 156,551 shares held of record by Mr. Malley and stock options to purchase 24,166 shares of our common stock exercisable within 60 days of March 15, 2013.
(7)	Consists solely of options to purchase 13,333 shares of our common stock exercisable within 60 days of March 15, 2013.
(8)	Adage Capital Partners GP, LLC, or ACPGP, is the general partner of Adage Capital Partners L.P., or the Adage Fund. Adage Capital Advisors, LLC, or ACA, is the managing member of ACPGP. Each of Robert Atchinson and Phillip Gross is a managing member of ACA. The Adage Fund, ACPGP, ACA, Robert Atchinson and Phillip Gross each have shared voting power and shared dispositive power with respect to the shares. The address for the Adage Fund is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.
(9)	Consists of 1,122,700 shares held by Fidelity Contrafund; 854,701 shares held in the Fidelity Select Biotechnology Portfolio; 588,623 shares held in the Fidelity Advisor New Insights Fund; 400,000 shares held in the Fidelity Select Health Care Portfolio; 140,233 shares held in the Fidelity Select Pharmaceuticals Portfolio; and a combined total of 483,487 shares held in 15 additional Fidelity funds. Fidelity Management & Research Company, or Fidelity, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under the Investment Advisers Act of 1940, acts as investment adviser for the beneficial owners set forth above, or the Funds. Edward C. Johnson 3d, the Chairman of FMR LLC, and his family members, directly or through trust, are parties to a shareholders’ agreement; and may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC and therefore to be persons with the indirect control of Fidelity. Fidelity has the ability to make decisions with respect to the voting and disposition of the shares set forth above subject to the oversight of the board of trustees (or similar entity) of each Fund. The board of trustees (or similar entity) of each Fund has enacted a policy with respect to the voting of any investment property owned thereby and the shares set forth above are voted for the Funds by Fidelity in accordance with such policies. Under the terms of its management contract with each Fund, Fidelity has overall responsibility for directing the investments of the Fund in accordance with the Fund’s investment objective, policies and limitations. Each Fund has one or more portfolio managers appointed by and serving at the pleasure of Fidelity who make the decisions with respect to the disposition of the Shares. The address for Fidelity is 82 Devonshire Street, Boston, MA 02109.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 11 of Part III of this report, “Executive Compensation,” is hereby incorporated by reference into this Item 12 of Part III of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Notes Payable

In October 2011, 40,000 shares of common stock were issued to the Company’s President and Chief Executive Officer through debt conversion at $3.75 per share or $150,000 (see Note 5 in the accompanying notes to the consolidated financial statements).

Warrant

In October 2011, Mr. Auerbach was issued a warrant that entitled him to maintain ownership of at least 20% of our common stock following our public offering that closed in October 2012. The warrant entitles Mr. Auerbach to acquire 2,116,250 shares of our common stock at $16 per share. The warrant is exercisable until October 2021.

Involvement in Certain Legal Proceedings

To our knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no federal or state judicial or administrative orders, judgments or decrees or findings, no violations of any federal or state securities law, and no violations of any federal commodities law material to the evaluation of the ability and integrity of any our directors (existing or proposed) or executive officers (existing or proposed) during the past ten years.

Compensation Arrangements, Stock Option Grants and Indemnification for Executive Officers and Directors

We have entered into an employment agreement that, among other things, provides for certain change in control benefits as well as severance benefits for our President and Chief Executive Officer. For a description of these agreements, see “Executive Compensation—Employment Agreements with Our Executive Officers” and “Executive Compensation—Potential Payments Upon a Termination or Change of Control.”

We have entered into agreements with our named executive officers regarding cash bonuses. For a description of these bonuses, see “Executive Compensation—Employment Agreements with Our Executive Officers.”

We have granted stock options to our executive officers and our directors. For a description of these equity awards, see “Executive Compensation—Securities Authorized for Issuance Under Equity Compensation Plans,” “Executive Compensation—Compensation of Directors” and “Executive Compensation—Employment Agreements with Executive Officers.”

Indemnification of Directors and Officers

Section 145 of the Delaware General Corporation Law authorizes a corporation to grant, and authorizes a court to award, indemnity to officers, directors and other corporate agents. As permitted by Section 102(b)(7) of the Delaware General Corporation Law, our certificate of incorporation includes a provision that eliminates the personal liability of our directors for breach of their fiduciary duty as directors, except that a director shall be liable to the extent provided by applicable law (i) for breach of the director’s duty of loyalty to us or our stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) pursuant to Section 174 of the Delaware General Corporation Law or (iv) for any transaction from which the director derived an improper personal benefit. These indemnification provisions may be sufficiently broad to permit indemnification of our officers and directors for liabilities (including reimbursement of expenses incurred) arising under the Securities Act.

To the extent that indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our Company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. If a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of our Company in the successful defense of any action, suit or proceeding) is asserted by any of our directors, officers or controlling persons in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of that issue.

In October 2012, we entered into indemnification agreements with each of our current directors and executive officers.

Other than as described above in this section “Certain Relationships and Related Person Transactions,” we have not entered into any transactions during the fiscal year ended December 31, 2012, nor are there any currently proposed transactions, between us and a related person where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest.

Director Independence

The information included under Item 10 of Part II of this annual report on Form 10-K, “Directors, Executive Officers and Corporate Governance,” is hereby incorporated by reference into this Item 13 of Part III of this annual report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accountants

The following table presents fees for professional services provided or to be provided by PKF Certified Public Accountants for the audit of and other services rendered to us and Former Puma during the fiscal years ended December 31, 2012 and 2011, and professional services provided by MaloneBailey, LLP, our accountant prior to the Merger, for services rendered to us during the fiscal year ended December 31, 2011.

	2012	2011
PKF Certified Public Accountants
Audit	$84,820	$37,400
Audit-Related Fees	—	—
Tax Fees	4,900	500
All Other Fees	59,910	975
MaloneBailey, LLP
Audit	—	6,500
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—

Total Fees	$149,630	$45,375

Audit Fees

This category includes fees associated with our annual audit and the reviews of our quarterly reports on Form 10-Q. This category also includes fees associated with advice on audit and accounting matters that arose during, or as a result of, the audit or the review of our interim financial statements, statutory audits, the assistance with the review of our SEC registration statements.

Audit-Related Fees

This category includes fees associated with employee benefit plan audits, internal control reviews, accounting consultations, and attestation services that are not required by statute or regulation.

Tax Fees

This category includes fees for tax planning for merger and acquisition activities, tax consultations, the review of income tax returns and assistance with state tax examinations.

All Other Fees

This category included fees for review work performed on the registration statements related to the financings.

We did not engage PKF Certified Public Accountants or MaloneBailey, LLP, to provide any information technology services or any other services during the fiscal years ended December 31, 2012 and 2011.

Pre-Approval Policies and Procedures

We did not have an audit committee during the fiscal year ended December 31, 2011, and our Board performed the function of our audit committee. Our Board approved all audit and permissible non-audit services prior to such services being provided by PKF Certified Public Accountants. Our Board approved the audit, and non-audit services performed by PKF Certified Public Accountants and has determined the rendering of such non-audit services was compatible with maintaining the independence of PKF Certified Public Accountants.

For the fiscal year ended December 31, 2012, our Audit Committee specifically approved the audit-related and non-audit related services performed by PKF Certified Public Accountants and associated fees.

For the fiscal year ending December 31, 2013, our Audit Committee will pre-approve audit-related and non-audit related services not prohibited by law to be performed by our independent registered public accountants and associated fees. Committee pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to the Company’s management. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by the independent auditor. Audit Committee pre-approval of non-audit services (other than review and attestation services) also will not be required if such services fall within available exceptions established by the SEC.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.

Consolidated Financial Statement Schedules

(a) Documents Filed as Part of Report

    (1) Consolidated Financial Statements

• Report of Independent Registered Public Accounting Firm	F-1
• Consolidated Balance Sheets at December 31, 2012 and 2011	F-2
• Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011, 2010 and for the Period from September 15, 2010 (date of inception) through December 31, 2012	F-3
• Consolidated Statements of Stockholders’ Equity for the Period from September 15, 2010 (date of inception) through December 31, 2012	F-4
• Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, 2010 and for the Period from September 15, 2010 (date of inception) through December 31, 2012	F-5
• Notes to Consolidated Financial Statements	F-6

    (2) Consolidated Financial Statement Schedules

Consolidated Financial Statement Schedules have been omitted because they are either not required or not applicable, or because the information required to be presented is included in the consolidated financial statements or the notes thereto included in this Annual Report.

    (3) Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report and such Exhibit Index is incorporated by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2013.

PUMA BIOTECHNOLOGY, INC.

By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President & Chief Executive Officer (Principal Executive Officer)

KNOWN BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan H. Auerbach and Charles R. Eyler, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof. This power of attorney shall be governed by and construed with the laws of the State of Delaware and applicable federal securities laws.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan H. Auerbach Alan H. Auerbach	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer	April 1, 2013

/s/ Charles R. Eyler Charles R. Eyler	Senior Vice President, Finance and Administration and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2013

/s/ Thomas R. Malley Thomas R. Malley	Director	April 1, 2013

/s/ Jay M. Moyes Jay M. Moyes	Director	April 1, 2013

EXHIBIT INDEX

Exhibit No.		Incorporation by Reference
		Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated September 29, 2011, by and among Innovative Acquisitions Corp., IAC Merger Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, and Puma Biotechnology, Inc., a Delaware corporation	8-K	2.1	10/4/2011

3.1	Certificate of Merger relating to the merger of IAC Merger Corporation with and into Puma Biotechnology, Inc., filed with the Secretary of State of Delaware on October 4, 2011	8-K	3.1	10/11/2011

3.2	Certificate of Ownership and Merger relating to the merger of Puma Biotechnology, Inc. with and into Innovative Acquisitions Corp., filed with the Secretary of State of the State of Delaware on October 4, 2011	8-K	3.2	10/11/2011

3.3	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 14, 2011	DEF 14C	Appendix 1	10/24/2011

3.4	Bylaws of Puma Biotechnology, Inc.	10-SB	3.2	9/14/2007

4.1	Form of Common Stock Certificate	S-1/A	4.1	2/1/2012

4.2	Warrant to Purchase Shares of Common Stock of Puma Biotechnology, Inc., dated October 4, 2011, issued to Alan H. Auerbach	8-K	4.2	10/11/2011

10.1*	License Agreement, dated August 18, 2011, by and between the Company, as successor to Puma Biotechnology, Inc., and Pfizer Inc.	8-K/A	10.1	12/16/2011

10.2	Redemption Agreement, dated October 4, 2011, by and among Innovative Acquisitions Corp., Robert Johnson, Faraaz Siddiqi and Kapil Munjal	8-K	10.2	10/11/2011

10.3	Indemnity Agreement, dated as of September 29, 2011, by and among Innovative Acquisitions Corp., Puma Biotechnology, Inc., Robert Johnson, Faraaz Siddiqi and Kapil Munjal	8-K	10.1	10/4/2011

10.4	Puma Biotechnology, Inc. 2011 Incentive Award Plan	8-K	10.4	10/11/2011

10.5	Form of Stock Option Grant Notice and Stock Option Agreement, issued pursuant to the 2011 Incentive Award Plan	10-K	10.5	3/29/2012

10.6	Form of Chief Executive Officer Stock Option Grant Notice and Stock Option Agreement, issued pursuant to the 2011 Incentive Award Plan	10-K	10.6	3/29/2012

10.7	Registration Rights Agreement, dated October 4, 2011, by and among Puma, the investors listed on Exhibit A attached thereto and the Company	8-K/A	10.5	12/16/2011

Exhibit No.		Incorporation by Reference
		Form	Exhibit	Filing Date

10.8	Amendment No. 1 to Registration Rights Agreement	8-K	10.2	11/23/2011

10.9	Securities Purchase Agreement, dated October 4, 2011, by and among Puma, the investors listed in Schedule 1 attached thereto and the Company	8-K/A	10.6	12/16/2011

10.10	Letter Agreement, dated October 21, 2011, between the Company and Richard Phillips	8-K	10.1	10/27/2011

10.11	Letter Agreement, dated October 21, 2011, between the Company and Charles Eyler	8-K	10.2	10/27/2011

10.12	Form of Subscription Agreement	8-K	10.1	11/23/2011

10.13(a)	Office Lease by and between the Company and CA – 10880 Wilshire Limited Partnership, executed on December 7, 2011	8-K	10.1	12/13/2011

10.13(b)	First Amendment to the Office Lease, dated as of November 28, 2012, by and between the Company and CA – 10880 Wilshire Limited Partnership

10.15	Employment Agreement, dated January 19, 2012, by and between the Company and Alan H. Auerbach	8-K	10.1	1/24/2012

10.16	Office Lease by and between DWF III Gateway, LLC and the Company, executed June 7, 2012	8-K	10.1	6/3/2012

10.17	Letter Agreement, dated May 2, 2012, between the Company and Richard P. Bryce	8-K	10.1	6/26/2012

10.18	Form of Indemnification Agreement	S-1/A	10.17	10/15/2012

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Linkbase Document

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
**	In accordance with Rule 406(T) of Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed” and shall not be part of this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Puma Biotechnology, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Puma Biotechnology, Inc. and Subsidiary (A Development Stage Company) (the “Company”) as of December 31, 2012, and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two-years then ended, for the period from September 15, 2010 (date of inception) through December 31, 2010, and for the period from September 15, 2010 (date of inception) through December 31, 2012. Puma Biotechnology, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Puma Biotechnology, Inc. and Subsidiary as of December 31, 2012, and 2011, and the results of its operations and its cash flows for each of the two-years then ended, for the period from September 15, 2010 (date of inception) through December 31, 2010, and for the period from September 15, 2010 (date of inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
San Diego, California	PKF
April 1, 2013	Certified Public Accountants A Professional Corporation

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$137,408	$53,382
Licensor receivable	10,612	—
Prepaid expenses and other assets	952	281

Total current assets	148,972	53,663
Property and equipment, net	1,479	682
Deposits	36	—
Restricted cash	1,212	1,053

Total assets	$151,699	$55,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$482	$87
Accrued expenses	21,219	500

Total current liabilities	21,701	587
Deferred rent	1,089	439

Total liabilities	22,790	1,026

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock—$.0001 par value; 100,000,000 shares authorized; 28,676,666 issued and outstanding at December 31, 2012 and 20,040,000 shares issued and outstanding at December 31, 2011	3	2
Additional paid-in capital	213,498	64,610
Deficit accumulated during the development stage	(84,592)	(10,240)

Total stockholders’ equity	128,909	54,372

Total liabilities and stockholders’ equity	$151,699	$55,398

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Years ended			Period from September 15, 2010 (date of inception) through
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2012
Operating expenses:
General and administrative	$24,814	$9,331	$7	$34,152
Research and development	49,636	826	—	50,462

Totals	74,450	10,157	7	84,614

Loss from operations	(74,450)	(10,157)	(7)	(84,614)

Other income (expenses):
Interest income	98	4	—	102
Other expense	—	(80)	—	(80)

Totals	98	(76)	—	22

Net loss	$(74,352)	$(10,233)	$(7)	$(84,592)

Net loss applicable to common stock	$(74,352)	$(10,233)	$(7)	$(84,592)

Net loss per common share—basic and diluted	$(3.42)	$(1.32)	$(0.002)

Weighted-average common shares outstanding—basic and diluted	21,725,986	7,746,529	4,000,000

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THE PERIOD FROM SEPTEMBER 15, 2010 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2012

(in thousands except share data)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Balances, beginning	—	$—	$—	$—	$—
Common stock issued for cash at $0.0001 per share	4,000,000	—	—	—	—
Paid-in capital	—	—	7	—	7
Net loss	—	—	—	(7)	(7)

Balance at December 31, 2010	4,000,000	—	7	(7)	—
Paid-in capital	—	—	61	—	61
Issuance of shares of common stock through private placements at $3.75 per share, net of issuance costs	16,000,000	2	56,739	—	56,741
Conversion of stockholder’s note payable to equity	40,000	—	150	—	150
Stock option compensation	—	—	67	—	67
Anti-dilutive warrant	—	—	7,586	—	7,586
Net loss	—	—	—	(10,233)	(10,233)

Balance at December 31, 2011	20,040,000	2	64,610	(10,240)	54,372
Issuance of shares of common stock through equity placement at $16.00 per share, net of issuance costs	8,625,000	1	129,213	—	129,214
Stock option compensation	—	—	1,408	—	1,408
Anti-dilutive warrant	—	—	18,222	—	18,222
Exercises of stock options	11,666	—	45	—	45
Net loss	—	—	—	(74,352)	(74,352)

Balance at December 31, 2012	28,676,666	$3	$213,498	$(84,592)	$128,909

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,			Period from September 15, 2010 (date of inception) through December 31, 2012
	2012	2011	2010
Operating activities:
Net loss	$(74,352)	$(10,233)	$(7)	$(84,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	265	11	—	276
Build-out allowance received from landlord	464	439	—	903
Stock option expense	1,408	67	—	1,475
Anti-dilutive warrant	18,222	7,586	—	25,808
Changes in operating assets and liabilities:
Licensor receivable	(10,612)	—	—	(10,612)
Prepaid expenses and other assets	(707)	(281)	—	(988)
Accounts payable	395	87	—	482
Accrued expenses	20,719	500	—	21,219
Accrual of deferred rent	186	—	—	186

Net cash used in operating activities	(44,012)	(1,824)	(7)	(45,843)

Investing activities:
Purchase of property and equipment	(591)	(254)	—	(845)
Expenditures for leasehold improvements	(471)	(439)	—	(910)
Restricted cash	(159)	(1,053)	—	(1,212)

Net cash used in investing activities	(1,221)	(1,746)	—	(2,967)

Financing activities:
Proceeds from issuance of stockholder’s convertible note payable	—	150	—	150
Net proceeds from issuance of common stock	129,214	56,741	—	185,955
Net proceeds from exercise of options	45	—	—	45
Capital contributions by stockholder	—	61	7	68

Net cash provided by financing activities	129,259	56,952	7	186,218

Net increase in cash and cash equivalents	84,026	53,382	—	137,408
Cash and cash equivalents, beginning of period	53,382	—	—	—

Cash and cash equivalents, end of period	$137,408	$53,382	$—	$137,408

Supplemental disclosures of non-cash investing and financing activities:
Conversion of stockholder’s note payable to common stock	$—	$150	$—	$150

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation:

Business:

Puma Biotechnology, Inc., or Puma, is a development stage biopharmaceutical company based in Los Angeles, California. References in these Notes to Consolidated Financial Statements to the “Company” refer to Puma Biotechnology, Inc., a private Delaware company formed on September 15, 2010, for periods prior to the Merger (as defined below), which took place on October 4, 2011, and Puma Biotechnology, Inc., a Delaware company formed on April 27, 2007, and formerly known as Innovative Acquisitions Corp., for periods following the Merger. The Company is a development stage biopharmaceutical company that acquires and develops innovative products for the treatment of various forms of cancer. The Company focuses on in-licensing drug candidates that are undergoing or have already completed initial clinical testing for the treatment of cancer and then seeks to further develop those drug candidates for commercial use.

In November 2012, the Company established and incorporated Puma Biotechnology Limited, a wholly owned subsidiary, for the sole purpose of serving as Puma’s legal representative in the United Kingdom and the European Union in connection with Puma’s clinical trial activity in those countries.

Basis of Presentation:

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through December 31, 2012, its primary focus has been the transition of operational responsibility for its lead drug candidate from the Pfizer, Inc., or Licensor, to the Company. Accordingly, the accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, or ASC 915, Development Stage Entities. The Company has reported a net loss of $74.4 million and negative cash flows from operations of $44.0 million for the year ended December 31, 2012. The net loss from the date of inception, September 15, 2010, to December 31, 2012, amounted to $84.6 million while the negative cash flows from operations from the date of inception amounted to $45.8 million. Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities through the drug development process.

The Company’s continued operations will depend on its ability to raise funds through various potential sources such as equity and debt financing. Through December 31, 2012, the Company’s financing was primarily through a public offering of Company common stock and private equity placements. Given the current and desired pace of clinical development of its three product candidates, management estimates that the Company has sufficient cash on hand to fund clinical development through 2014 and into 2015. The Company will need additional financing thereafter until it can achieve profitability, if ever. The Company may choose to raise additional capital before 2015 in order to fund its future development activities. There can be no assurance that such capital will be available on favorable terms or at all or that any additional capital that the Company is able to obtain will be sufficient to meet its needs. If it is unable to raise additional capital, the Company could likely be forced to curtail desired development activities, which will delay the development of its product candidates.

Merger with Public Company:

On September 29, 2011, the Company entered into an agreement and plan of merger, or the Merger Agreement, with Innovative Acquisitions Corp., or IAC, and IAC’s wholly-owned subsidiary, IAC Merger Corporation, or Merger Sub. On October 4, 2011, the Company completed a reverse merger in which Merger Sub merged with and into the Company and the Company became a wholly-owned subsidiary of IAC, or the Merger.

At the effective time of the Merger, the Company’s then issued and outstanding 18,666,733 shares of common stock were exchanged for 18,666,733 shares of common stock of IAC and each share of the Company’s common stock that was outstanding immediately prior to the effective time was cancelled, with one share of the Company common stock issued to IAC. Concurrently, IAC redeemed all of its shares from its pre-Merger stockholders in exchange for aggregate consideration of $40,000 paid by the Company. The Company also paid $40,000 for IAC’s professional fees associated with the Merger, directly to legal counsel for IAC’s former stockholders. Following the Merger and the redemption, the Company’s prior stockholders owned the same percentage of IAC’s common stock as they held of the Company’s common stock prior to the Merger.

Upon completion of the Merger, the Company merged with and into IAC, and IAC adopted the Company’s business plan and changed its name to “Puma Biotechnology, Inc.” Further, upon completion of the Merger, the existing officers and directors of IAC resigned and the existing officers and directors of the Company were appointed officers and directors of IAC.

The Merger was accounted for as a reverse acquisition with the Company as the accounting acquirer and IAC as the accounting acquiree. The merger of a private operating company into a non-operating public shell corporation with nominal net assets is considered to be a capital transaction, in substance, rather than a business combination for accounting purposes. Accordingly, the Company treated this transaction as a capital transaction without recording goodwill or adjusting any of its other assets or liabilities. Consideration in the amount of $80,000 paid to the former stockholders of IAC and their attorney was recorded as an other expense item and included in the Company’s net loss for the year ended December 31, 2011.

Note 2—Significant Accounting Policies:

The significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of expenses for the period presented. Accordingly, actual results could differ from those estimates. Significant estimates also include the cost of services provided by consultants who manage clinical trials and conduct research and clinical trials on behalf of the Company that are billed on a delayed basis. As the actual costs become known, the Company adjusts its estimated cost in that period. The value of stock-based compensation includes estimates based on future events which are difficult to predict. It is at least reasonably possible that a change in the estimates used to value the stock-based compensation will occur in the near term.

Principles of Consolidation:

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents:

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Licensor Receivable:

Licensor receivable represents external “out of pocket” clinical trial costs in excess of an agreed upon “cap cost” for clinical trials that were on-going at the time the licensing agreement with the Licensor was reached. The licensing agreement allows the Company to bill the Licensor for all external “out of pocket” costs in excess of the cap cost on a quarterly basis. Licensor receivables include both invoiced and un-invoiced costs in excess of the cap. The Company has not established a reserve against these receivables as they are deemed to be 100% collectable.

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

Assets Measured at Fair Value on a Recurring Basis:

ASC 820, Fair Value Measurement, or ASC 820, provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Under ASC 820, fair value is determined based upon the exit price that would be received by a company to sell an asset or paid by a company to transfer a liability in an orderly transaction between market participants, exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company uses the most advantageous market, which is the market from which the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. ASC 820 creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest.

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

Following are the major categories of assets measured at fair value on a recurring basis as of December 31, 2012 and 2011, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

December 31, 2012	Level 1	Level 2	Level 3	Total
Cash equivalents	$134,867	$—	$—	$134,867

December 31, 2011	Level 1	Level 2	Level 3	Total
Cash equivalents	$53,003	$—	$—	$53,003

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

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents. The Company’s cash and cash equivalents in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at December 31, 2012, were approximately $138.8 million. The Company does not believe it is exposed to any significant credit risk.

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

The Company assesses the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through December 31, 2012.

Research and Development Expenses:

Research and development expenses are charged to operations as incurred. The major components of research and development costs include clinical manufacturing costs, clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials, and allocations of various overhead costs. Clinical trial expenses include, but are not limited to, investigator fees, site costs, comparator drug costs, and clinical research organization, or CRO, costs. In the normal course of business, the Company contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and variations from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients and the completion of portions of the clinical trial or similar conditions. The Company’s cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites, cooperative groups and CROs. The objective of the Company’s accrual policy is to match the recording of expenses in the Consolidated Financial Statements to the actual services received and efforts expended. As actual costs become known, the Company adjusts its accruals in that period.

In instances where the Company enters into agreements with third parties for clinical trials and other consulting activities, upfront amounts are recorded to prepaid expenses in the accompanying consolidated balance sheets and expensed as services are performed or as the underlying goods are delivered. If the Company does not expect the services to be rendered or goods to be delivered, any remaining capitalized amounts for non-refundable upfront payments are charged to expense immediately. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments and payments upon the completion of milestones or receipt of deliverables.

Costs related to the acquisition of technology rights and patents for which development work is still in process are charged to operations as incurred and considered a component of research and development costs.

Research and Development Reimbursement:

The licensing agreement set a “cap” on the amount of external expenses the Company would incur, beginning January 1, 2012, in completing the clinical trials transferred from the Licensor to the Company. The license agreement stipulates that the Licensor would be responsible for all external expenses associated with the transferred clinical trials and that the Company would invoice for such costs on a quarterly basis. All amounts reimbursed from the Licensor represent charges for services provided by third parties and not the Company, accordingly, the Company has elected to treat the reimbursed costs as a “pass-through” expense billable to the Licensor and as an off-set to research and development expenses. Accordingly, research and development expenses are recorded net of any excess cap costs billed to the Licensor. The Company recognized approximately $10.6 million of excess cap costs in 2012.

Stock-Based Compensation:

Stock option awards:

ASC 718, Compensation-Stock Compensation, or ASC 718, requires the fair value of all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. Under ASC 718, employee option grants are generally valued at the date of grant, or grant date, and those valuations do not change once they have been established. The fair value of each option award is estimated on the grant date using the Black-Scholes Option Pricing Method. As allowed by ASC 718 for companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. ASC 718 does not allow companies to account for option forfeitures as they occur; instead, estimated option forfeitures must be calculated when the option is granted to reduce the option expense to be recognized over the life of the award and updated upon receipt of further information as to the amount of options expected to be forfeited. Due to its limited history, the Company uses the simplified method to determine the expected life of the option grants.

Warrants:

Warrants granted to employees are normally valued at the fair value of the instrument on the grant date and are recognized in the statement of operations over the requisite service period. When the requisite service period precedes the grant date and a market condition exists in the warrant, the Company values the warrant using the Monte Carlo Simulation Method. When the terms of the warrant become fixed, the Company values the warrant using the Black-Scholes Option Pricing Method. As allowed by ASC 718 for companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility is based on the average volatilities of a sampling of eight to nine companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant valuation. In determining the value of the warrant up until the terms are fixed, the Company factors in the probability of the market condition occurring and several possible scenarios. When the requisite service period precedes the grant date and is deemed to be complete, the Company records the fair value of the warrant at the time of issuance as an equity stock-based compensation transaction. The warrant is revalued each reporting period up to the grant date when the final fair value of the warrant is established and recorded. The grant date is determined when all pertinent information, such as exercise price and quantity are known.

Income Taxes:

The Company follows ASC 740, Income Taxes, or ASC 740, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2012, 2011 and 2010, the Company does not have a liability for unrecognized tax uncertainties.

The Company is subject to routine audits by taxing jurisdictions. However, no audits for any tax periods are in process. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2012, 2011 and 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods presented as required by ASC 260, Earnings per Share. Diluted earnings per common share are the same as basic earnings per share because the assumed exercise of the Company’s outstanding options are anti-dilutive. For the year ended December 31, 2012, potentially dilutive securities excluded from the calculations were 1,906,334 shares issuable upon exercise of options and 2,116,250 shares issuable upon exercise of an outstanding warrant. For the years ended December 31, 2011 and 2010, potentially dilutive securities excluded from the earnings per common share calculation were 670,000 and 0, respectively.

Deferred Rent:

The Company has entered into operating lease agreements for its corporate offices in Los Angeles and South San Francisco that contain provisions for future rent increases, leasehold improvement allowances and rent abatements. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between the rent expense recorded and the amount paid is credited or charged to deferred rent, which is reflected as a separate line item in the accompanying consolidated balance sheets. Additionally, the Company recorded as deferred rent the cost of the leasehold improvements paid by the landlord, which is amortized on a straight-line basis over the term of the lease.

Reclassifications:

Certain amounts for 2011 have been reclassified to conform to the current year’s presentation.

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

Note 3—Property and Equipment:

Property and equipment consisted of the following at December 31 (in thousands):

	2012	2011
Leasehold improvements	$910	$439
Computer equipment	535	216
Telephone equipment	34	34
Furniture and fixtures	276	4

	1,755	693
Less: accumulated depreciation and amortization	(276)	(11)

Totals	$1,479	$682

Note 4—Accrued Expenses:

Accrued expenses consisted of the following at December 31 (in thousands):

	2012	2011
Accrued CRO/licensor services	$19,846	$3
Accrued other clinical development	389	—
Accrued legal fees	121	149
Accrued compensation	787	309
Other	76	39

	$21,219	$500

Accrued CRO/licensor services represent the Company’s estimate of such costs as of December 31, 2012, and will be adjusted in the period the actual costs become known.

Note 5—Stockholders’ Equity:

Common Stock:

The Company issued 4,000,000 shares of common stock at $0.0001 per share to its Founder and CEO in September 2010 for $400. Additionally, the CEO contributed capital totaling $6,531 during the year ended December 31, 2010.

During the year ended December 31, 2011, the CEO contributed capital totaling $61,983. Additionally, in October 2011, 40,000 shares of common stock were issued to the CEO through debt conversion at $3.75 per share or $150,000.

October 2011 Common Stock Offering. Immediately prior to the Merger, pursuant to a securities purchase agreement, or the Securities Purchase Agreement, Puma sold 14,666,733 shares of its common stock to certain institutional and accredited investors at a price per share of $3.75, for aggregate gross proceeds of approximately

$55 million. Puma also issued a warrant to each investor that provided such investor with anti-dilution protection in regard to certain issuances of securities. The Company assumed these warrants in the Merger and they were exercisable only if the Company sold securities at a price below $3.75 per share on or prior to the date on which shares of Company common stock were first quoted in an over-the-counter market or listed for quotation on a national securities exchange or trading system if the Company had not previously sold securities for less than $3.75 per share. Otherwise, the warrants had a ten-year term and an exercise price of $0.01 per share. The Company’s common stock was approved for quotation on April 18, 2012, and began trading on April 20, 2012, on the OTC Bulletin Board, or OTCBB, and the OTCQB under the symbol “PBYI” and the Company did not sell securities at a price below $3.75 per share on or prior to such date. Accordingly, these warrants subsequently terminated unexercised in accordance with their terms.

The Company reimbursed the lead investor in this private placement $125,000 for all of its reasonable fees and expenses, including legal fees, associated with the private placement. In addition, in connection with Leerink Swann LLC, or Leerink, acting as Puma’s placement agent in this private placement, the Company paid Leerink $2,338,215 as compensation for its services and $75,000 for reimbursable expenses.

November 2011 Common Stock Offering. On November 18, 2011, the Company entered into subscription agreements with 139 accredited investors, pursuant to which the Company sold in a private placement an aggregate of 1,333,267 shares of common stock at a price per share of $3.75 per share, for aggregate gross proceeds of approximately $5.0 million. Leerink Swann LLC acted as lead placement agent and National Securities Corporation acted as co-placement agent in connection with this private placement and received compensation of approximately $84,000 and $150,000, respectively. In addition to the costs noted above, the Company incurred legal fees and other costs totaling approximately $487,000 associated with the equity raises.

October 2012 Common Stock Offering. On October 18, 2012, the Company entered into an underwriting agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Leerink Swann LLC, as representatives of several underwriters, providing for the offer and sale in a firm-commitment underwritten public offering of 7,500,000 shares of the Company’s common stock, par value $0.0001 per share, at a price of $16 per share, less underwriting discount. On October 19, 2012, the underwriters exercised the overallotment option granted to the underwriters to purchase an additional 1,125,000 shares of Company common stock from the Company at $16 per share, less the underwriting discount. The transactions were completed on October 24, 2012, the Company received net proceeds of approximately $129.2 million, which is comprised of gross proceeds of approximately $138 million, offset by the underwriting discount and estimated offering expenses of $8.8 million payable by the Company.

During the year ended December 31, 2012, the Company issued 11,666 shares of common stock upon exercise of stock options.

Authorized Shares:

At inception, the Company had 1,200,000 shares of stock authorized for issuance, all of which were common stock, par value $0.0001 per share. On September 15, 2011, the total number of shares of common stock the Company was authorized to issue was increased to 25,000,000. Immediately following the increase in authorized shares, the Company executed a four-for-one forward stock split. The share amounts, including earnings per share, stated in the Company’s consolidated financial statements have been adjusted to reflect the four-for-one stock split.

Following the Merger, the Company had 110,000,000 shares of stock authorized for issuance, of which 100,000,000 were common stock, par value $0.0001 per share, and 10,000,000 were preferred stock, par value $0.0001 per share. On October 4, 2011, the Board of Directors of the Company and the stockholders owning 100% of the Company’s issued and outstanding common stock approved an Amended and Restated Certificate of Incorporation, or the Amended Certificate, which eliminated the Company’s entire authorized class of preferred stock and reduced the total number of shares of capital stock that the Company may issue from 110,000,000 shares to 100,000,000 shares, all of which are designated as common stock, par value $0.0001 per share. The Amended Certificate became effective on November 14, 2011, upon the filing of the Amended Certificate with the Secretary of State of the State of Delaware.

Warrants:

In October 2011, the Company issued anti-dilutive warrants to 27 investors pursuant to a securities purchase agreement. These warrants were exercisable only if the Company sold securities at a price below $3.75 per share on or prior to the date on which the Company’s common stock was first quoted in an over-the-counter market or listed for quotation on a national securities exchange or trading system. The Company’s common stock was approved for quotation on the OTCBB, on April 18, 2012, and began trading on April 20, 2012 under the symbol “PBYI” and the Company did not sell securities at a price below $3.75 per share on or prior to such date. Accordingly, these warrants subsequently terminated unexercised in accordance with their terms.

The fair value of the warrants issued was determined using the Monte Carlo Simulation Method with the following assumptions:

2011
Dividend yield	0%
Expected volatility	84.40%
Risk-free interest rate	1.81%
Common stock price on date of issuance	$3.75
Exercise price	$0.01
Warrant term in years	10

Using the above assumptions, the portion of the private placement proceeds attributed to the fair value of the warrants was determined to be approximately $1.8 million and recorded within additional paid-in capital.

Following the October 2011 common stock offering, Alan H. Auerbach, the Company’s founder, CEO and President held approximately 21% of the 18,666,733 outstanding shares of the Company’s common stock. Pursuant to the terms of the securities purchase agreement, the Company issued an anti-dilutive warrant to Mr. Auerbach, as the Company’s founder. The warrant was issued to provide Mr. Auerbach with the right to maintain ownership of at least 20% of the Company’s common stock in the event that the Company raised capital through the sale of its securities in the future.

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

In connection with the closing of a public offering on October 24, 2012, the exercise price and number of shares underlying the warrant issued to Mr. Auerbach were established, and accordingly, the final value of the warrant became fixed. Pursuant to the terms of the warrant, Mr. Auerbach may exercise the warrant to acquire 2,116,250 shares of the Company’s common stock at $16 per share until October 4, 2021.

The warrant was valued at approximately $6.9 million at the time of issuance, using the Monte Carlo Simulation Method, and recorded to the consolidated statements of operations. The warrant was revalued at approximately $7.6 million on December 31, 2011, using the Monte Carlo Simulation Method. Once the terms of the warrant became fixed, the fair value of the warrant as of October 24, 2012, using the Black-Scholes Option Pricing Method, was approximately $25.8 million and resulted in an adjustment to the fair value of the warrant of

$18.2 million in 2012, which is included in general and administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2012.

The fair value of the warrant at October 24, 2012, was determined by the following assumptions using the Black-Scholes Options Pricing Method:

2012
Common stock price	$16.00
Dividend yield	0.00%
Expected volatility	75.50%
Risk-free interest rate	1.81%
Remaining warrant term in years	9

The fair value during the year ended at December 31, 2011, was determined by the following assumptions using the Monte Carlo Simulation Method:

2011
Dividend yield	0%
Expected volatility	84.4%-85.1%
Risk-free interest rate	1.81%-1.89%
Warrant term in years	10

The fair values of the warrant, during the year ended December 31, 2011 were estimated based on projected equity raises ranging from $15 million to $100 million in 2013 using weighted probability factors.

Stock-Based Compensation:

The Company’s 2011 Incentive Award Plan, or the 2011 Plan, was adopted by the Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. Through December 31, 2012, a total of 3,529,412 shares of the Company’s common stock has been reserved for issuance under the 2011 Plan.

In February 2012, the Company granted, in aggregate, 670,000 stock options to employees hired prior to December 31, 2011. The vesting period for the option grants commenced on each employee’s date of hire (i.e., the commencement of their respective service periods). The Company also granted an aggregate of 1,278,000 stock options to employees hired during 2012 and stock option follow-on grants to employees hired prior to 2012. During the year ended December 31, 2012, employees exercised 11,666 stock option shares and 30,000 stock option shares were forfeited as a result of employee separations. The Company awarded only “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107, or Share Based Payment. As of December 31, 2012, 1,906,334 shares of the Company’s common stock are issuable upon the exercise of outstanding awards granted under the 2011 Plan and 1,611,412 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees was estimated using the Black-Scholes Option Pricing Method (see Note 2—Significant Accounting Policies) with the following weighted-average assumptions used during the year ended December 31, 2012 and 2011:

	2012	2011
Dividend yield	0.0%	0.0%
Expected volatility	86.4%	86.0%
Risk-free interest rate	1.0%	1.1%
Expected life in years	5.79	5.81

Employee stock-based compensation for the years ended December 31, 2012, 2011 and 2010, was as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands except per share data)
Stock-based compensation:
Options-
Research and development	$924	$38	$—
General and administrative, or G&A	484	29	—
Warrants-G&A	18,222	7,586	—

Total share-based compensation expense	$19,630	$7,653	$—

Impact on basic and diluted net loss per share	$0.90	$0.99
Weighted average shares (basic and diluted)	21,725,986	7,746,529

Activity with respect to options granted under the 2011 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	—	—	—	$—
Options granted in the period ended March 31, 2012 for which compensation was recognized during 2011	670,000	$3.75	—	—
Granted during 2012	1,278,000	$11.48	—	—
Forfeited during 2012	(30,000)	$3.75	—	—
Exercised during 2012	(11,666)	$3.75	—	—

Outstanding at December 31, 2012	1,906,334	$8.93	9.4	$18,966

Unvested at December 31, 2012	1,659,399	$9.70	9.4	$15,262

Exercisable at December 31, 2012	246,935	$3.75	9.1	$3,704

At December 31, 2012, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $9.3 million, which is expected to be recognized over a weighted-average period of 1.4 years. The weighted-average grant date fair value of options granted during the years ended December 31, 2012 and 2011, was $6.38 per share and $2.66 per share, respectively.

Stock options	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2011	670,000	$2.67
Granted	1,278,000	8.33
Vested/Issued	(258,601)	2.67
Forfeited	(30,000)	2.66

Nonvested shares at December 31, 2012	1,659,399	$7.03

Note 6—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $136,800, $0 and $0 for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 7—Income Taxes:

Temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (net operating loss carry-forwards) give rise to the Company’s deferred income taxes. The components of the Company’s net deferred tax assets as of December 31, 2012 and 2011 are as follows (in thousands):

	Federal	State	Total
Deferred tax assets—2012:
Net operating loss carry forwards	$19,020	$3,263	$22,283
Organization costs	230	40	270
Compensation	9,080	1,558	10,638
Other	64	11	75

	28,394	4,872	33,266
Deferred tax liabilities—depreciation	(2)	—	(2)

Total deferred tax assets	28,392	4,872	33,264
Valuation allowance	(28,392)	(4,872)	(33,264)

Net deferred tax assets	$—	$—	$—

	Federal	State	Total
Deferred tax assets—2011:
Net operating loss carry forwards	$681	$103	$784
Organization costs	230	40	270
Compensation	2,631	451	3,082

	3,542	594	4,136
Deferred tax liabilities—depreciation	(84)	(1)	(85)

Total deferred tax assets	3,458	593	4,051
Valuation allowance	(3,458)	(593)	(4,051)

Net deferred tax assets	$—	$—	$—

As the ultimate realization of the potential benefits of the Company’s deferred tax assets is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances. Accordingly, the Company did not recognize any benefit from income taxes in the accompanying consolidated financial statements of operations to offset its pre-tax losses. The valuation allowance increased $29.2 million in 2012 and $4.1 million in 2011. At December 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $55.9 million each, which will begin to expire in 2031 and 2021, respectively. Pursuant to the Internal Revenue Code, Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards could be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not yet performed an assessment on the potential limitation on net operating loss and credit carryforwards.

The provision (credit) for income taxes in the accompanying consolidated statements of operations differs from the amount calculated by applying the statutory income tax rate to income (loss) from continuing operations before income taxes. The primary components of such differences are as follows as of December 31(in thousands):

	2012	2011
Tax computed at the federal statutory rate	$(25,280)	$(3,479)
State taxes	(4,279)	(594)
Permanent items	346	24
Change in valuation allowance	29,213	4,049

Total provision	$—	$—

Note 8—Commitments and Contingencies:

Office Leases:

On December 7, 2011, the Company, entered into a non-cancelable operating lease for office space. The initial term of the lease is for seven years and commenced on December 10, 2011. The base rent is approximately $44,400 per month during the first year and will increase each year during the initial term, up to approximately $53,000 per month during the seventh year. The lease has an expiration date of December 9, 2018. In addition, the Company has an option to extend the lease for an additional five-year term. The lease is subject to additional charges for common area maintenance and other costs. Concurrent with the execution of the lease, the Company provided the landlord an automatically renewable stand-by letter of credit in the amount of $1,000,000. The stand-by letter of credit is collateralized by a high-yield savings account in the amount of approximately $1,053,000, which is classified as restricted cash on the accompanying consolidated balance sheets. Rent expense for the years ended December 31, 2012, 2011 and 2010, was approximately $526,900, $41,125 and $0, respectively.

On June 7, 2012, the Company entered into a long-term lease agreement for office space in South San Francisco, California. The initial term of the lease is seven years and commenced on November 1, 2012. The base rent is approximately $20,250 per month during the first year and will increase over the course of the initial term, up to approximately $30,820 per month during the seventh year. In addition, the Company has an option to extend the lease for an additional five-year term, which would commence upon the expiration of the initial term. In the event the Company elects to extend the lease, the minimum monthly rent payable for the additional term will be the then-current fair market rent calculated in accordance with the terms of the lease. The Company provided the landlord an automatically renewable stand-by letter of credit in the amount of $150,000. The stand-by letter of credit is collateralized by a high-yield savings account in the amount of approximately $159,000, which is classified as restricted cash on the accompanying consolidated balance sheets.

On November 28, 2012, the Company entered into an amendment to the lease for its office space in Los Angeles, California. This amendment added approximately 3,500 rentable square feet to the existing lease of approximately 13,250 square feet. Pursuant to the amendment, the Company’s monthly rent increased by approximately $12,145 per month following the execution of the amendment and will be increased by approximately $14,080 per month at the end of the lease term.

Future minimum lease payments for each of the years subsequent to December 31, 2012, are as follows (in thousands):

Year Ending December 31,	Amount
2013	$866
2014	1,013
2015	1,067
2016	1,099
2017	1,132
Thereafter	1,783

Total	$6,960

License Agreement:

In August 2011, the Company entered into an agreement pursuant to which Pfizer, Inc., or the Licensor, agreed to grant it a worldwide license for the development, manufacture and commercialization of PB272 neratinib (oral), PB272 neratinib (intravenous) and PB357, and certain related compounds. The license is exclusive with respect to certain patent rights owned by or licensed to the Licensor. Under the agreement, the Company is obligated to commence a new clinical trial for a product containing one of these compounds within a specified period of time and to use commercially reasonable efforts to complete clinical trials and to achieve certain milestones as provided in a development plan. From the closing date of the agreement through December 31, 2011, the Licensor continued to conduct the existing clinical trials on behalf of the Company at the Licensor’s sole expense. At the Company’s request, the Licensor has agreed to continue to perform certain services in support of the existing clinical trials at the Company’s expense. These services will continue through the completion of the transitioned clinical trials. The license agreement “capped” the out of pocket expense the Company would be responsible for completing the then existing clinical trials. All agreed upon costs incurred by the Company above the “cost cap” would be reimbursed by the Licensor. The Company exceeded the “cost cap” during the fourth quarter for 2012. In accordance with the license agreement, the Company billed the Licensor for agreed upon costs above the “cost cap” and will continue to do so until the various clinical trials are closed.

As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones totaling approximately $187.5 million if all such milestones are achieved. Should the Company commercialize any of the compounds licensed from the Licensor or any products containing any of these compounds, the Company will be obligated to pay to the Licensor annual royalties between approximately 10% and 20% of net sales of all such products, subject to certain reductions and offsets in some circumstances. The Company’s royalty obligation continues, on a product-by-product and country-by-country basis, until the later of (i) the last to expire licensed patent covering the applicable licensed product in such country, or (ii) the earlier of generic competition for such licensed product reaching a certain level in such country or expiration of a certain time period after first commercial sale of such licensed product in such country. In the event that the Company sublicenses the rights granted to the Company under the license agreement with the Licensor to a third party, the same milestone and royalty payments are required. The Company can terminate the license agreement at will at any time after April 4, 2013, or for safety concerns, in each case upon specified advance notice.

Clinical Research Organization Contracts:

During October 2012, the Company entered into a Master Service Agreement with a Clinical Research Organization, or CRO. This CRO will provide services for initiating, managing and conducting the on-going clinical trials for PB272 inherited from the Licensor, which are expected to wind down in late 2013. The Company shall pay the CRO up to approximately $25.7 million over the life of the agreement. The Company may cancel the Master Service Agreement at any time upon a 45-day written notice to the CRO. The Company would be obligated to pay for any services previously rendered with any prepaid, unused funds being returned to the Company.

During 2012, the Company also contracted with various CROs to perform data management services for the clinical trials inherited from the Licensor. These contracts contain standard terms for the type of services provided and contain cancellation clauses that require between 30 and 45 days written notice and that obligate the Company to pay for any services previously rendered, with prepaid, unused funds being returned to the Company.

Note 9—Subsequent Events:

During January 2013, the Company entered into an agreement with a CRO. This CRO will provide services for initiating, managing and conducting a new Phase III clinical trial for HER2-positive metastatic breast cancer using PB272. The Company shall pay the CRO up to approximately $22.6 million over the life of the agreement (approximately 57 months) excluding regulatory and ethics review fees, local imaging and co-meds costs. The Company may cancel the agreement at any time upon a 30-day written notice to the CRO. The Company would be obligated to pay for any services previously rendered, with any prepaid, unused funds returned to the Company.

During January 2013, the Company also entered into an agreement with the same CRO to provide services for initiating, managing and conducting a new Phase II clinical trial for HER2-positive non-small cell lung cancer using PB272. The Company shall pay the CRO up to approximately $4.1 million over the life of the agreement (approximately 36 months) excluding regulatory and ethics review fees, local imaging and co-meds costs. The Company may cancel the agreement at any time upon a 30-day written notice to the CRO. The Company would be obligated to pay for any services previously rendered, with any prepaid, unused funds returned to the Company.