Form 10-Q
period 2013-03-31
PUMA BIOTECHNOLOGY, INC.
filed 2013-05-09
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

(Address of principal executive offices) (Zip code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 28,676,666 shares of Common Stock, par value $0.0001 per share, were outstanding as of May 3, 2013.

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

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Quarterly Report on Form 10-Q, including, in Part I, the section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, that could cause our actual results to differ materially from those in the forward-looking statements. Such risks should be considered in evaluating our prospects and future financial performance. We undertake no obligation to update the forward-looking statements or to reflect events or circumstances after the date of this document.

PUMA BIOTECHNOLOGY, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012, and from September 15, 2010 (Date of Inception) to March 31, 2013 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2013 and 2012, and from September 15, 2010 (Date of Inception) to March 31, 2013 (Unaudited)	3

	Condensed Consolidated Statements of Stockholders’ Equity for the Period from September 15, 2010 (Date of Inception) through March 31, 2013 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and from September 15, 2010 (Date of Inception) to March 31, 2013 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

Part I – FINANCIAL INFORMATION

Item  1. Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2013	2012
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$91,648	$137,408
Marketable securities	27,070	—
Licensor receivable	17,335	10,612
Prepaid expenses and other assets	2,147	952

Total current assets	138,200	148,972
Property and equipment, net	1,572	1,479
Deposits	36	36
Restricted cash	1,213	1,212

Total assets	$141,021	$151,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,887	$482
Accrued expenses	14,742	21,219

Total current liabilities	21,629	21,701
Deferred rent	1,113	1,089

Total liabilities	22,742	22,790

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock - $.0001 par value; 100,000,000 shares authorized; 28,676,666 issued and outstanding at March 31, 2013 and December 31, 2012	3	3
Additional paid-in capital	214,673	213,498
Accumulated other comprehensive loss	(25)	—
Deficit accumulated during the development stage	(96,372)	(84,592)

Total stockholders’ equity	118,279	128,909

Total liabilities and stockholders’ equity	$141,021	$151,699

See accompanying notes to the condensed consolidated financial statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

			Period from September 15, 2010 (date of inception) to March 31, 2013

	Three Months Ended
	March 31, 2013	March 31, 2012
Operating expenses:
General and administrative	$2,274	$1,284	$36,426
Research and development	9,532	10,568	59,994

Totals	11,806	11,852	96,420

Loss from operations	(11,806)	(11,852)	(96,420)

Other income (expenses):
Interest income	23	26	125
Other income (expense)	3	—	(77)

Totals	26	26	48

Net loss	$(11,780)	$(11,826)	$(96,372)

Net loss applicable to common stock	$(11,780)	$(11,826)	$(96,372)

Net loss per common share—basic and diluted	$(0.41)	$(0.59)

Weighted-average common shares outstanding—basic and diluted	28,676,666	20,040,000

See accompanying notes to the condensed consolidated financial statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Period from September 15, 2010 (date of inception) to March 31, 2013
	March 31,
	2013	2012
Net loss	$(11,780)	$(11,826)	$(96,372)
Other comprehensive loss
Unrealized loss on available-for-sale securities	(25)	—	(25)

Comprehensive loss	$(11,805)	$(11,826)	$(96,397)

See accompanying notes to the condensed consolidated financial statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 15, 2010 (DATE OF INCEPTION) THROUGH MARCH 31, 2013

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Balances, beginning	—	$—	$—	$—	$—	$—
Common stock issued for cash at $0.0001 per share	4,000,000	—	—	—	—	—
Paid-in capital	—	—	7	—	—	7
Net loss	—	—	—	—	(7)	(7)

Balance at December 31, 2010	4,000,000	—	7	—	(7)	—
Paid-in capital	—	—	61	—	—	61
Issuance of shares of common stock through private placements at $3.75 per share, net of issuance costs	16,000,000	2	56,739	—	—	56,741
Conversion of stockholder’s note payable to equity	40,000	—	150	—	—	150
Stock option compensation	—	—	67	—	—	67
Anti-dilutive warrant	—	—	7,586	—	—	7,586
Net loss	—	—	—	—	(10,233)	(10,233)

Balance at December 31, 2011	20,040,000	2	64,610	—	(10,240)	54,372
Issuance of shares of common stock through equity placement at $16.00 per share, net of issuance costs	8,625,000	1	129,213	—	—	129,214
Stock option compensation	—	—	1,408	—	—	1,408
Anti-dilutive warrant	—	—	18,222	—	—	18,222
Exercises of stock options	11,666	—	45	—	—	45
Net loss	—	—	—	—	(74,352)	(74,352)

Balance at December 31, 2012	28,676,666	3	213,498	—	(84,592)	128,909
Unrealized loss on available for sale securities	—	—	—	(25)	—	(25)
Stock option compensation	—	—	1,175	—	—	1,175
Net loss	—	—	—	—	(11,780)	(11,780)

Balance at March 31, 2013	28,676,666	$3	$214,673	$(25)	$(96,372)	$118,279

See accompanying notes to the condensed consolidated financial statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months March 31,		Period from September 15, 2010 (date of inception) to March 31, 2013
	2013	2012
Operating activities:
Net loss	$(11,780)	$(11,826)	$(96,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90	49	366
Build-out allowance received from landlord	—	236	903
Stock option expense	1,175	198	2,650
Anti-dilutive warrant	—	(149)	25,808
Changes in operating assets and liabilities:
Licensor receivable	(6,723)	—	(17,335)
Prepaid expenses and other assets	(1,195)	(258)	(2,183)
Accounts payable	6,405	567	6,887
Accrued expenses	(6,477)	8,330	14,742
Accrual of deferred rent	24	68	210

Net cash used in operating activities	(18,481)	(2,785)	(64,324)

Investing activities:
Purchase of property and equipment	(183)	(187)	(1,028)
Expenditures for leasehold improvements	—	(236)	(910)
Purchase of marketable securites	(27,095)	—	(27,095)
Restricted cash	(1)	(1)	(1,213)

Net cash used in investing activities	(27,279)	(424)	(30,246)

Financing activities:
Proceeds from issuance of stockholder’s convertible note payable	—	—	150
Net proceeds from issuance of common stock	—	—	185,955
Net proceeds from exercise of options	—	—	45
Capital contributions by stockholder	—	—	68

Net cash provided by financing activities	—	—	186,218

Net increase (decrease) in cash and cash equivalents	(45,760)	(3,209)	91,648
Cash and cash equivalents, beginning of period	137,408	53,382	—

Cash and cash equivalents, end of period	$91,648	$50,173	$91,648

Supplemental disclosures of non-cash investing and financing activities:
Conversion of stockholder’s note payable to common stock	$—	$—	$150

See accompanying notes to the condensed consolidated financial statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation:

Business:

Puma Biotechnology, Inc., or Puma, is a development stage biopharmaceutical company based in Los Angeles, California that acquires and develops innovative products for the treatment of various forms of cancer. References in these Notes to Condensed Consolidated Financial Statements to the “Company” refer to Puma Biotechnology, Inc., a private Delaware company formed on September 15, 2010, for periods prior to the Merger (as defined below), which took place on October 4, 2011, and Puma Biotechnology, Inc., a Delaware company formed on April 27, 2007, and formerly known as Innovative Acquisitions Corp., for periods following the Merger. The Company focuses on in-licensing drug candidates that are undergoing or have already completed initial clinical testing for the treatment of cancer and then seeks to further develop those drug candidates for commercial use.

In November 2012, the Company established and incorporated Puma Biotechnology Ltd, a wholly owned subsidiary, for the sole purpose of serving as Puma’s legal representative in the United Kingdom and the European Union in connection with Puma’s clinical trial activity in those countries.

Basis of Presentation:

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through March 31, 2013, its primary focus has been the transition of operational responsibility for its lead drug candidate, PB272 (neratinib (oral)), from Pfizer, Inc., or the Licensor, to the Company (see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for details of the license agreement) along with the initiation of a Phase III clinical trial in HER2-positive metastatic breast cancer and a Phase II clinical trial in non-small cell lung cancer. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2013, or for any subsequent period. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The Company has reported a net loss of approximately $11.8 million and negative cash flows from operations of approximately $18.5 million for the three months ended March 31, 2013. A major portion of the negative cash flows from operations resulted from a payment of approximately $7.9 million to the Licensor for services rendered in 2012. The net loss from the date of inception, September 15, 2010, to March 31, 2013, amounted to approximately $96.4 million while the negative cash flows from operations from the date of inception amounted to approximately $64.3 million. Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities through the drug development process.

The Company’s continued operations will depend on its ability to raise funds through various potential sources such as equity and debt financing. Through March 31, 2013, the Company’s financing was primarily through a public offering of Company common stock and private equity placements. Given the current and desired pace of clinical development of its three product candidates, management estimates that the Company has sufficient cash on hand to fund clinical development through 2014 and into 2015. The Company will need additional financing thereafter until it can achieve profitability, if ever. The Company may choose to raise additional capital before 2015 in order to fund its future development activities. There can be no assurance that such capital will be available on favorable terms or at all or that any additional capital that the Company is able to obtain will be sufficient to meet its needs. If it is unable to raise additional capital, the Company could likely be forced to curtail desired development activities, which will delay the development of its product candidates.

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

The Merger was accounted for as a reverse acquisition, with the Company as the accounting acquirer and IAC as the accounting acquiree. The merger of a private operating company into a non-operating public shell corporation with nominal net assets is considered to be a capital transaction, in substance, rather than a business combination for accounting purposes. Accordingly, the Company treated this transaction as a capital transaction without recording goodwill or adjusting any of its other assets or liabilities. Consideration in the amount of $80,000 paid to the former stockholders of IAC and their attorney was recorded as an other expense item and included in the Company’s net loss for the year ended December 31, 2011.

Note 2—Significant Accounting Policies:

The significant accounting policies followed in the preparation of these condensed consolidated financial statements are as follows:

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of expenses for the period presented. Accordingly, actual results could differ from those estimates. Significant estimates include the cost of services provided by consultants who manage clinical trials and conduct research and clinical trials on behalf of the Company that are billed on a delayed basis. As the actual costs become known, the Company adjusts its estimated cost in that period. The value of stock-based compensation includes estimates based on future events which are difficult to predict. It is at least reasonably possible that a change in the estimates used to value the stock-based compensation will occur in the near term.

Principles of Consolidation:

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents:

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Licensor Receivable:

Licensor receivable represents external “out of pocket” clinical trial costs in excess of an agreed upon “cap cost” for clinical trials that were ongoing at the time the licensing agreement with the Licensor was reached. The licensing agreement allows the Company to bill the Licensor for all external “out of pocket” costs in excess of the cap cost on a quarterly basis. Licensor receivable includes both invoiced and un-invoiced costs in excess of the cap. The Company has not established a reserve against this receivable (approximately $17.3 million at March 31, 2013) as it is deemed to be 100% collectable.

Marketable Securities:

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

Assets Measured at Fair Value on a Recurring Basis:

Accounting Standards Codification, or ASC 820, Fair Value Measurement, provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Under ASC 820, fair value is determined based upon the exit price that would be received by a company to sell an asset or paid by a company to transfer a liability in an orderly transaction between market participants, exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company uses the most advantageous market, which is the market from which the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. ASC 820 creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest.

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

Following are the major categories of assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

March 31, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents	$89,795	$—	$—	$89,795
Corporate bonds	—	27,070	—	27,070

Total	$89,795	$27,070	$—	$116,865

December 31, 2012	Level 1	Level 2	Level 3	Total
Cash equivalents	$134,867	$—	$—	$134,867

Total	$134,867	$—	$—	$134,867

The Company’s investments in short-term investment securities are exposed to price fluctuations. The fair value measurements for short-term investment securities are based upon the quoted price in active markets multiplied by the number of securities owned, exclusive of any transaction costs and without any adjustments to reflect discounts that may be applied to selling a large block of securities at one time.

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents. The Company’s cash and cash equivalents in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at March 31, 2013, were approximately $92.7 million. The Company does not believe it is exposed to any significant credit risk.

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

The Company assesses the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through March 31, 2013.

Research and Development Expenses:

Research and development expenses are charged to operations as incurred. The major components of research and development costs include clinical manufacturing costs, clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials, and allocations of various overhead costs. Clinical trial expenses include, but are not limited to, investigator fees, site costs, comparator drug costs, and clinical research organization, or CRO, costs. In the normal course of business, the Company contracts with third parties to perform various clinical trial activities in the ongoing development of potential products. The financial terms of these agreements are subject to negotiation and variations from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients and the completion of portions of the clinical trial or similar conditions. The Company’s cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites, cooperative groups and CROs. The objective of the Company’s accrual policy is to match the recording of expenses in the condensed consolidated financial statements to the actual services received and efforts expended. As actual costs become known, the Company adjusts its accruals in that period.

In instances where the Company enters into agreements with third parties for clinical trials and other consulting activities, upfront amounts are recorded to prepaid expenses in the accompanying condensed consolidated balance sheets and expensed as services are performed or as the underlying goods are delivered. If the Company does not expect the services to be rendered or goods to be delivered, any remaining capitalized amounts for non-refundable upfront payments are charged to expense immediately. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments and payments upon the completion of milestones or receipt of deliverables.

Costs related to the acquisition of technology rights and patents for which development work is still in process are charged to operations as incurred and considered a component of research and development costs.

Research and Development Reimbursement:

The licensing agreement set a “cap” on the amount of external expenses the Company would incur, beginning January 1, 2012, in completing the clinical trials transferred from the Licensor to the Company. The license agreement stipulates that the Licensor would be responsible for all external expenses associated with the transferred clinical trials and that the Company would invoice for such costs on a quarterly basis. All amounts reimbursed from the Licensor represent charges for services provided by third parties and not the Company. Accordingly, the Company has elected to treat the reimbursed costs as a “pass-through” expense billable to the Licensor and as an offset to research and development expenses. Accordingly, research and development expenses are recorded net of any excess cap costs billed to the Licensor. The Company recognized approximately $4.6 million of excess cap costs during the three months ended March 31, 2013.

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

Warrants:

Warrants granted to employees are normally valued at the fair value of the instrument on the grant date and are recognized in the statement of operations over the requisite service period. When the requisite service period precedes the grant date and a market condition exists in the warrant, the Company values the warrant using the Monte Carlo Simulation Method. When the terms of the warrant become fixed, the Company values the warrant using the Black-Scholes Option Pricing Method. As allowed by ASC 718 for companies with a short period of publicly-traded stock history, the Company’s estimate of expected volatility is based on the average volatilities of a sampling of eight to nine companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant valuation. In determining the value of the warrant until the terms are fixed, the Company factors in the probability of the market condition occurring and several possible scenarios. When the requisite service period precedes the grant date and is deemed to be complete, the Company records the fair value of the warrant at the time of issuance as an equity stock-based compensation transaction. The warrant is revalued each reporting period up to the grant date when the final fair value of the warrant is established and recorded. The grant date is determined when all pertinent information, such as exercise price and quantity are known.

Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods presented as required by ASC 260, Earnings per Share. Diluted earnings per common share are the same as basic earnings per share because the assumed exercise of the Company’s outstanding options are anti-dilutive. For the three months ended March 31, 2013, potentially dilutive securities excluded from the calculations were 2,145,584 shares issuable upon exercise of options and 2,116,250 shares issuable upon exercise of an outstanding warrant. For the three months ended March 31, 2012, potentially dilutive securities excluded from the earnings per common share calculation were 1,152,500 shares.

Deferred Rent:

The Company has entered into operating lease agreements for its corporate offices in Los Angeles and South San Francisco that contain provisions for future rent increases, leasehold improvement allowances and rent abatements. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between the rent expense recorded and the amount paid is credited or charged to deferred rent, which is reflected as a separate line item in the accompanying condensed consolidated balance sheets. Additionally, the Company recorded as deferred rent the cost of the leasehold improvements paid by the landlord, which is amortized on a straight-line basis over the term of the lease.

Reclassifications:

Certain amounts for 2012 have been reclassified to conform to the current year’s presentation.

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

Note 3—Property and Equipment:

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Leasehold improvements	$914	$910
Computer equipment	568	535
Telephone equipment	57	34
Furniture and fixtures	399	276

	1,938	1,755
Less: accumulated depreciation and amortization	(366)	(276)

Totals	$1,572	$1,479

Note 4—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Accrued CRO/licensor services	$12,931	$19,846
Accrued other clinical development	463	389
Accrued legal fees	218	121
Accrued compensation	1,056	787
Other	74	76

	$14,742	$21,219

Accrued CRO/Licensor services represent the Company’s estimate of such costs as of March 31, 2013, and will be adjusted in the period the actual costs become known.

Note 5—Stockholders’ Equity:

Warrants:

Following a private placement of the Company’s common stock in October 2011, Alan H. Auerbach, the Company’s founder, Chairman, CEO and President held approximately 21% of the 18,666,733 outstanding shares of the Company’s common stock. Pursuant to the terms of the securities purchase agreement entered into in connection with this private placement, the Company issued an anti-dilutive warrant to Mr. Auerbach, as the Company’s founder. The warrant was issued to provide Mr. Auerbach with the right to maintain ownership of at least 20% of the Company’s common stock in the event that the Company raised capital through the sale of its securities in the future.

The warrant has a ten-year term and became exercisable upon the first subsequent financing, excluding certain types of financings set forth in the warrant, that resulted in gross cash proceeds to the Company of at least $15 million. The warrant’s exercise price equals the price per share in such financing and is exercisable for the number of shares of the Company’s common stock necessary for Mr. Auerbach to maintain ownership of at least 20% of the outstanding shares of Company common stock after such financing. The warrant may be exercised any time up to the ten-year expiration date of October 4, 2021. The Company determined that the warrant had an implied service requisite period in 2011 that was prior to its grant date. The Company also determined that a market condition subsequent to the implied service period exists as the exercise or partial exercise of the warrant could only occur if there is a subsequent financing.

In connection with the closing of a public offering of the Company’s common stock on October 24, 2012, the exercise price and number of shares underlying the warrant issued to Mr. Auerbach were established, and accordingly, the final value of the warrant became fixed. Pursuant to the terms of the warrant, Mr. Auerbach may exercise the warrant to acquire 2,116,250 shares of the Company’s common stock at $16.00 per share until October 4, 2021.

The warrant was valued at approximately $6.9 million at the time of issuance and $7.6 million at December 31, 2011, using the Monte Carlo Simulation Method, as both the exercise price per share and the number of shares were unknown at that time, and recorded to the consolidated statements of operations. The warrant was revalued at approximately $7.4 million on March 31, 2012, using the Monte Carlo Simulation Method. The revaluation resulted in a reduction to the fair value of approximately ($149,300), which was included in general and administrative expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2012.

The fair value of the warrant during the quarter ended March 31, 2012, was determined by the following assumptions using the Monte Carlo Simulation Method:

2012
Dividend yield	0%
Expected volatility	77.70%
Risk-free interest rate	2.23%
Warrant term in years	10

The fair values of the warrant, during the quarter ended March 31, 2012, was estimated based on projected equity raises ranging from $15 million to $100 million in 2013 using weighted probability factors.

Once the terms of the warrant became fixed, the fair value of the warrant as of October 24, 2012, using the Black-Scholes Option Pricing Method, was approximately $25.8 million and resulted in an adjustment to the fair value of the warrant of $18.2 million for the year ended December 31, 2012.

Stock-Based Compensation:

The Company’s 2011 Incentive Award Plan, or the 2011 Plan, was adopted by the Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. Through March 31, 2013, a total of 3,529,412 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

The fair value of options granted to employees was estimated using the Black-Scholes Option Pricing Method (see Note 2—Significant Accounting Policies) with the following weighted-average assumptions used during the three months ended March 31, 2013 and 2012:

	2013	2012
Dividend yield	0.0%	0.0%
Expected volatility	86.4%	86.0%
Risk-free interest rate	1.0%	1.1%
Expected life in years	5.85	5.81

Employee stock-based compensation for the three months ended March 31, 2013 and 2012, was as follows:

	Three months ended
	2013	2012
	(in thousands except per share data)
Stock-based compensation:
Options:
Research and development	$737	$121
General and administrative, or G&A	438	77
Warrants:G&A	—	(149)

Total stock-based compensation expense	$1,175	$49

Impact on basic and diluted net loss per share	$0.04	$—
Weighted average shares (basic and diluted)	28,676,666	20,040,000

Activity with respect to options granted under the 2011 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	1,906,334	$8.93	9.4	$18,966
Granted during the three months ended March 31, 2013	239,250	26.44	—	—
Forfeited during the three months ended March 31, 2013	—	—	—	—
Exercised during the three months ended March 31, 2013	—	—	—	—

Outstanding at March 31, 2013	2,145,584	10.88	9.2	$48,293

Unvested at March 31, 2013	1,684,980	$12.83	9.3	$34,641

Exercisable at March 31, 2013	460,604	$3.75	8.9	$13,652

At March 31, 2013, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $14.0 million, which is expected to be recognized over a weighted-average period of 2.6 years. The weighted-average grant date fair value of options granted during the three months ended March 31, 2013 and 2012, was $18.84 per share and $2.66 per share, respectively.

Stock options	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2012	1,659,399	$7.03
Granted	239,250	18.84
Vested/Issued	(213,669)	2.66
Forfeited	—	—

Nonvested shares at March 31, 2013	1,684,980

Note 6—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $48,600 and $20,500 for the three months ended March 31, 2013 and 2012, respectively.

Note 7—Commitments and Contingencies:

Clinical Research Organization Contracts:

During January 2013, the Company entered into an agreement with a CRO. This CRO will provide services for initiating, managing and conducting a new Phase III clinical trial for HER2-positive metastatic breast cancer using PB272. The Company shall pay the CRO up to approximately $22.6 million over the life of the agreement (approximately 57 months) excluding regulatory and ethics review fees, local imaging and co-meds (medication used in combination with PB272) costs. The Company may cancel the agreement at any time upon a 30-day written notice to the CRO. The Company would be obligated to pay for any services previously rendered, with any prepaid, unused funds returned to the Company.

During January 2013, the Company also entered into an agreement with the same CRO to provide services for initiating, managing and conducting a new Phase II clinical trial for HER2-positive non-small cell lung cancer using PB272 (neratinib (oral)), the Company’s lead drug candidate. The Company shall pay the CRO up to approximately $4.1 million over the life of the agreement (approximately 36 months) excluding regulatory and ethics review fees, local imaging and co-meds costs. The Company may cancel the agreement at any time upon a 30-day written notice to the CRO. The Company would be obligated to pay for any services previously rendered, with any prepaid, unused funds returned to the Company.

During March 2013, the Company entered into an agreement for imaging services in connection with the Phase III clinical trial for HER2-positive metastatic breast cancer using PB272. The Company shall pay the service provider up to approximately $2.5 million over the life of the agreement (approximately 36 months). The Company has made a non-refundable deposit of approximately $0.2 million to be applied toward future services during 2013.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Unless otherwise provided in this Quarterly Report, references to the “Company,” “we,” “us,” and “our” refer to Puma Biotechnology, Inc., a Delaware corporation formed on April 27, 2007 and formerly known as Innovative Acquisitions Corp., together with its wholly-owned subsidiary, Puma Biotechnology Ltd, and all references to “Former Puma” refer to Puma Biotechnology, Inc., a privately held Delaware corporation formed on September 15, 2010 that merged with and into us on October 4, 2011. This transaction was accounted for as a reverse acquisition whereby Former Puma was deemed to be the acquirer for accounting and financial reporting purposes and we were deemed to be the acquired party. Consequently, our financial statements prior to the reverse merger transaction reflect the assets and liabilities and the historical operations of Former Puma from its inception on September 15, 2010 through the closing of the reverse merger transaction on October 4, 2011. Our financial statements after completion of the reverse merger transaction include the assets and liabilities of us and Former Puma and the operations of Former Puma and us.

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

We currently license the rights to three drug candidates:

•	PB272 (neratinib (oral)), which we are developing for the treatment of advanced breast cancer patients and non-small cell lung cancer patients;

•	PB272 (neratinib (intravenous)), which we are developing for the treatment of advanced cancer patients; and

•	PB357, which we believe can serve as a backup compound to PB272 and which we plan to evaluate for further development in 2013.

A large portion of our expenses to date have been related to the clinical development of our lead product candidate, PB272 (neratinib (oral)), and the transition of the neratinib program from Pfizer, Inc., or the Licensor. During this transition period, as we developed our infrastructure and assumed responsibility for the neratinib program, a duplication of effort took place that resulted in higher than normal operating expenses. We estimate the duplication of effort for the three months ended March 31, 2013, had an impact on research and development, or R&D, operating expense of approximately $0.3 million, which consisted mainly of data management and pharmacovigilance. We anticipate these costs to continue on a decreasing basis through the completion of the clinical trials for PB272 that were ongoing at the time we entered into the license agreement with the Licensor. We refer to these clinical trials as the legacy clinical trials.

The license agreement for PB272 established a limit for our expenses related to the legacy clinical trials. This capped our “out-of-pocket” costs incurred beginning January 1, 2012, in conducting these existing trials. We reached the cost cap during the fourth quarter of 2012 and have experienced a reduction in our R&D expenses, as the Licensor will be responsible for such costs. The Licensor will be responsible for these expenses until the existing trials are completed. Additionally, our expenses to date have been related to hiring staff and development of our corporate infrastructure. As we proceed with clinical development of PB272 (neratinib (oral)), and as we further develop PB272 (neratinib (intravenous)), and PB357, our second and third product candidates, respectively, we expect our R&D expenses and expenses related to our third-party contractors will increase.

To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance R&D will increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance product development. Our major sources of working capital have been proceeds from private sales and a public offering of our common stock.

R&D expenses include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for manufacturing of clinical materials and clinical trials. During the three months ended March 31, 2013, our R&D expenses consisted primarily of CRO costs, salaries and related personnel costs, and fees paid to other consultants. We expense our R&D costs as they are incurred.

General and administrative, or G&A, expenses consist primarily of salaries and related personnel costs including stock-based compensation expense, professional fees, business insurance, rent, general legal activities, and other corporate expenses.

Emerging Growth Company

We are and will remain an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, until the earliest to occur of (1) the last day of the fiscal year during which our total annual gross revenues equal or exceed $1 billion (subject to adjustment for inflation); (2) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, which such fifth anniversary will occur in 2017; (3) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (4) the date on which we are deemed a large accelerated filer under the Exchange Act.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. We have irrevocably elected not to avail ourselves of this extended transition period for complying with new or revised accounting standards and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies; however, we have elected to take advantage of certain of the reduced disclosure obligations and may elect to take advantage of other reduced burdens in future filings. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2013, from our accounting policies at December 31, 2012, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

General and administrative expenses:

For the three months ended March 31, 2013, G&A expenses were approximately $2.3 million compared to approximately $1.3 million for the three months ended March 31, 2012. G&A expenses for the three months ended March 31, 2013 and 2012 were as follows:

General and administrative expenses	Three months
in thousands ($000)	2013	2012
Professional fees	$667	$508
Payroll and related costs	576	490
Facility and equipment costs	315	195
Employee stock-based compensation	438	(72)
Other	278	163

	$2,274	$1,284

The increase in G&A expenses for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, consisted primarily of an increase in employee stock-based compensation of approximately $0.5 million due to the increased number of grants corresponding to an increase in headcount. In addition, the three months ended March 31, 2012, included a reduction to employee stock-based compensation of approximately $0.1 million related to a decrease in calculated valuation of a warrant held by our founder, President and Chief Executive Officer (see Note 5 to the Condensed Consolidated Financial Statements–Stockholders’ Equity). G&A expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, also included an increase in professional fees for services such as legal, audit and consulting of approximately $0.2 million, an increase in payroll and related costs of approximately $0.1 million, and an increase in facility and equipment costs of approximately $0.1 million. Major expenses incurred in professional fees were legal fees for SEC filings, intellectual property review, contract review, general legal support, audit expenses and the costs of consultants supporting our financial system, human resources and Sarbanes-Oxley compliance. We expect stock-based compensation and payroll and payroll-related costs to increase only nominally as we intend to add an additional one to two employees in the G&A area during 2013. We expect facility and equipment costs should remain at least at comparable levels to the three months ended March 31, 2013, as we are not currently adding office space.

Research and development expenses:

For the three months ended March 31, 2013, R&D expenses were approximately $9.5 million compared to approximately $10.6 million for the three months ended March 31, 2012. R&D expenses for the three months ended March 31, 2013 and 2012 were as follows:

Research and development expenses	Three months
in thousands ($000)	2013	2012
Outside CRO/Licensor services	$3,529	$8,156
Outside other clinical development	2,615	790
Internal regulatory affairs and quality assurance	1,266	834
Internal clinical development	1,284	593
Internal chemical manufacturing	101	74
Employee stock-based compensation	737	121

	$9,532	$10,568

For the three months ended March 31, 2013, R&D expenses consisted primarily of outside CRO/Licensor services of approximately $3.5 million compared to approximately $8.2 million for the three months ended March 31, 2012. This decrease in outside CRO/Licensor services is due to reaching the clinical trial cost cap (see Note 2 to the Condensed Consolidated Financial Statements–Significant Accounting Policies—Research and Development Reimbursement). Additionally, Licensor services provided in maintaining and transitioning the legacy clinical trials have decreased dramatically and are expected to continue to decrease as the legacy trials are completed. Outside other clinical development costs increased to approximately $2.6 million for the three months ended March 31, 2013, compared to approximately $0.8 million for the three months ended March 31, 2012. This increase of approximately $1.8 million is due to an increase of approximately $0.7 million related to testing and development of the active pharmaceutical ingredient of our lead drug candidate, as well as approximately $0.8 million for the purchase of co-medications for use as we initiate our Phase II and Phase III clinical trials and an increase of approximately $0.3 million for data management services. The increase in internal regulatory affairs and quality assurance, internal clinical development and internal chemical manufacturing is related to the increase in headcount from a limited number of employees during the three months ended March 31, 2012 to a full staff during the three months ended March 31, 2013. We expect to continue to hire up to 10 additional employees during 2013 focused on R&D activities. The increase in employee stock-based compensation to approximately $0.7 million for the three months ended March 31, 2013, from approximately $0.1 million for the period ended March 31, 2012, was due to the increase in employee headcount, as well as the increase in our stock price.

Interest income:

For the three months ended March 31, 2013, we recognized approximately $23,000 in interest income compared to approximately $25,600 for the three months ended March 31, 2012. Based on market conditions, we placed our excess funds in money market accounts, “high yield” savings accounts and other marketable securities, per our investment policy.

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

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2013, and is intended to supplement the more detailed discussion that follows:

Liquidity and capital resources (in thousands ($000)	March 31, 2013	December 31, 2012
Cash and cash equivalents	$91,648	$137,408
Marketable securities	27,070	—
Working capital	116,571	127,271
Stockholders’ equity	118,279	128,909

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Cash provided by (used in):
Operating activities	$(18,481)	$(2,785)
Investing activities	(27,279)	(424)
Financing activities	—	—

Increase (decrease) in cash	$(45,760)	$(3,209)

Operating Activities:

For the three months ended March 31, 2013 and the three months ended March 31, 2012, we reported net loss of approximately $11.8 million and approximately $11.8 million, respectively, and cash flows used in operating activities of approximately $18.5 million and approximately $2.8 million respectively. Our net loss from Former Puma’s date of inception, September 15, 2010, through March 31, 2013 amounted to approximately $96.4 million, while negative cash flows from operating activities amounted to approximately $64.3 million for the same period.

For the three months ended March 31, 2013, the net cash used in operating activities, noted above, is comprised of approximately $10.5 million of net loss, excluding non-cash items, an increase in Licensor receivable of approximately $6.7 million and an increase of approximately $1.2 million in prepaid expenses. The increase in Licensor receivable (see Note 2—Significant Accounting Policies—Research and Development Reimbursement) represents external charges for services provided by third parties pertaining to the legacy clinical trials. We anticipate receiving payments “(approximately $9.7 million net of Licensor payable)” for the outstanding invoices by the end of the second quarter. The increase in prepaid expenses of approximately $1.2 million reflects advance payments to our CROs and other service providers as we ramp up our Phase II and Phase III trials.

For the three months ended March 31, 2012, the net cash used in operating activities, noted above, is comprised of approximately $11.5 million of net loss, excluding non-cash items, reduced by an increase in accounts payable and accrued expenses of approximately $8.9 million related to charges from transition activities billed to us as we assume clinical trial responsibilities from the Licensor of our lead product candidate, of which approximately $3.0 million represents duplication of effort as the Licensor transferred clinical trial knowledge and responsibility to us.

Investing Activities:

During the three months ended March 31, 2013, we invested approximately $27.1 million of excess cash in corporate bonds compared to the three months ended March 31, 2012, when we invested approximately $0.4 million in leasehold improvements and property and equipment.

Financing Activities:

We did not engage in any financing activities during the three months ended March 31, 2013 or the three months ended March 31, 2012.

Current and Future Financing Needs:

We have incurred negative cash flows from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our R&D efforts. Given the current and desired pace of clinical development of our three product candidates, over the next 12 months we estimate that our R&D spending will be approximately $40 million to $45 million, excluding stock-based compensation. We anticipate spending approximately $6 million to $7 million for general and administrative expenses over the next 12 months, excluding stock-based compensation. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.

While we believe that the approximately $118.7 million in cash, cash equivalents and marketable securities as of March 31, 2013, will be sufficient to enable us to meet our anticipated expenditures through 2014 and into 2015, we may seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We expect to continue incurring significant losses for the foreseeable future and our continuing operations will depend on whether we are able to raise additional funds through additional equity or debt financing or by entering into a strategic alliance with a third party concerning one or more of our product candidates. Through March 31, 2013, a significant portion of our financing has been through a public offering and private placements of our equity securities. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital raised will be sufficient to meet our needs. Further, in light of current economic conditions, including the lack of access to the capital markets being experienced by small companies, particularly in our industry, there can be no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future, we may be forced to delay or discontinue the development of one or more of our product candidates and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

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

Adjusted Statement of Operations:

The following tables present our operating results, as calculated in accordance with the accounting principles generally accepted in the United States, or GAAP, as adjusted to remove the impact of employee stock-based compensation and the outside CRO/Licensor services and outside clinical development costs associated with the Licensor legacy clinical trials that we are in the process of completing. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures. We believe these non-GAAP measures enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. The majority of the cost associated with the Licensor legacy clinical trials related to external costs that we were responsible for but that were subject to a cap. Having reached the cap, the Licensor is responsible for all external costs associated with the Licensor legacy clinical trials going forward and we expect to have only limited costs associated with our managing these trials through completion. We have not established a reserve against these receivables (approximately $9.7 million net of Licensor payable at March 31, 2013) as we have deemed them to be 100% collectable.

Reconciliation of GAAP and Non-GAAP Financial Information

(in thousands except share and per share data)

	GAAP Measure (Reported) Three Months Ended March 31, 2013	Expense Adjustments		Non-GAAP Measure (Reported)
		Stock-based Compensation	Licensor Legacy Clinical Trials	Three Months Ended March 31, 2013
2013 Operating expense:
General and administrative	$2,274	$(438)	$—	$1,836
Research and development	9,532	(737)	(275)	8,520

Loss from operations	(11,806)	1,175	275	(10,356)

Other income (expense):
Interest income	23	—	—	23
Other income	3	—	—	3

Totals	26	—	—	26

Net loss	$(11,780)	$1,175	$275	$(10,330)

Net loss applicable to common stock	$(11,780)	$1,175	$275	$(10,330)

Net loss per common share—basic and diluted	$(0.41)	$0.04	$0.01	$(0.36)

Weighted-average common shares outstanding—basic and diluted	28,676,666	28,676,666	28,676,666	28,676,666

	GAAP Measure (Reported) Three Months Ended March 31, 2012			Non-GAAP Measure (Reported)
		Expense Adjustments
		Stock-based Compensation	Licensor Legacy Clinical Trials	Three Months Ended March 31, 2012
2012 Operating expense:
General and administrative	$1,284	$72	$—	$1,356
Research and development	10,568	(121)	(8,421)	2,026

Loss from operations	(11,852)	49	8,421	(3,382)

Other income (expense):
Interest income	26	—	—	26
Other expense	—	—	—	—

Totals	26	—	—	26

Net loss	$(11,826)	$49	$8,421	$(3,356)

Net loss applicable to common stock	$(11,826)	$49	$8,421	$(3,356)

Net loss per common share—basic and diluted	$(0.59)	$0.00	$0.42	$(0.17)

Weighted-average common shares outstanding—basic and diluted	20,040,000	20,040,000	20,040,000	20,040,000

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet agreements,” as defined by SEC regulations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investing activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalents and available-for-sale investments in a variety of securities, which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes because of the relatively short maturities of our investments and we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We manage our sensitivity to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of March 31, 2013, our investments consisted primarily of U.S. government and agency obligations and corporate obligations. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or 10% decrease in interest rates due mainly to the short-term nature of our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Additionally, we do not invest in foreign currencies or other foreign investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance and Administration, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Finance and Administration have concluded that these disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings and are not aware of any threatened or contemplated legal proceedings against us.

Item 1A.	RISK FACTORS

Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on April 1, 2013, we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. There has been no material change in our risk factors subsequent to the filing of our Annual Report. However, the risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any of our equity securities without registration under the Securities Act of 1933, as amended, during the quarter ended March 31, 2013.

Use of Proceeds from Registered Securities

On October 18, 2012, our Registration Statement on Form S-1, as amended (File No. 333-184187), was declared effective for our first registered offering. As a result of the offering, we received net proceeds of approximately $129.2 million. Through March 31, 2013, approximately $11.8 million of the net proceeds from the offering have been used to fund the ongoing clinical programs for our lead drug candidate and for other general corporate purposes. We have invested the unused proceeds from the offering in a variety of capital preservation investments, including money market funds and short-term, investment grade, interest-bearing securities. There has been no material change in our planned use of proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) made any purchases of our equity securities during the quarter ended March 31, 2013.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUMA BIOTECHNOLOGY, INC.

Date: May 9, 2013	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2013	By:	/s/ Charles R. Eyler
Charles R. Eyler
Senior Vice President, Finance and Administration and Treasurer
(Principal Financial and Accounting Officer)