Form 10-Q
period 2013-06-30
PUMA BIOTECHNOLOGY, INC.
filed 2013-08-06
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 28,677,638 shares of Common Stock, par value $0.0001 per share, were outstanding as of August 1, 2013.

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

PUMA BIOTECHNOLOGY, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012, and from September 15, 2010 (Date of Inception) to June 30, 2013 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2013 and 2012, and from September 15, 2010 (Date of Inception) to June 30, 2013 (Unaudited)	3

	Condensed Consolidated Statements of Stockholders’ Equity for the Period from September 15, 2010 (Date of Inception) through June 30, 2013 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and from September 15, 2010 (Date of Inception) to June 30, 2013 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signatures		26

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2013	2012
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$60,902	$137,408
Marketable securities	46,618	—
Licensor receivable	14,773	10,612
Prepaid expenses and other assets	1,144	952

Total current assets	123,437	148,972
Property and equipment, net	1,648	1,479
Deposits	1,686	36
Restricted cash	1,213	1,212

Total assets	$127,984	$151,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,624	$482
Accrued expenses	12,199	21,219

Total current liabilities	19,823	21,701
Deferred rent	1,136	1,089

Total liabilities	20,959	22,790

Stockholders’ equity:
Common stock—$.0001 par value; 100,000,000 shares authorized; 28,676,666 issued and outstanding at June 30, 2013 and December 31, 2012	3	3
Additional paid-in capital	216,118	213,498
Accumulated other comprehensive loss	(74)	—
Deficit accumulated during the development stage	(109,022)	(84,592)

Total stockholders’ equity	107,025	128,909

Total liabilities and stockholders’ equity	$127,984	$151,699

See accompanying notes to the condensed consolidated financial statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

	Three Months Ended		Six Months Ended		Period from September 15, 2010 (date of inception) to June 30, 2013
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Operating expenses:
General and administrative	$2,267	$1,771	$4,541	$3,055	$38,693
Research and development	10,440	13,006	19,972	23,574	70,434

Totals	12,707	14,777	24,513	26,629	109,127

Loss from operations	(12,707)	(14,777)	(24,513)	(26,629)	(109,127)

Other income (expenses):
Interest income	96	23	119	48	221
Other expense	(39)	—	(36)	—	(116)

Totals	57	23	83	48	105

Net loss	$(12,650)	$(14,754)	$(24,430)	$(26,581)	$(109,022)

Net loss applicable to common stock	$(12,650)	$(14,754)	$(24,430)	$(26,581)	$(109,022)

Net loss per common share—basic and diluted	$(0.44)	$(0.74)	$(0.85)	$(1.33)

Weighted-average common shares outstanding—basic and diluted	28,676,666	20,040,000	28,676,666	20,040,000

See accompanying notes to the condensed consolidated financial statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF COMPRENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from September 15, 2010 (date of inception) to June 30, 2013
	2013	2012	2013	2012
Net loss	$(12,650)	$(14,754)	$(24,430)	$(26,581)	$(109,022)
Other comprehensive loss
Unrealized loss on available-for-sale securities	(49)	—	(74)	—	(74)

Comprehensive loss	$(12,699)	$(14,754)	$(24,504)	$(26,581)	$(109,096)

See accompanying notes to the condensed consolidated financial statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 15, 2010 (DATE OF INCEPTION) THROUGH JUNE 30, 2013

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Balances, beginning	—	$—	$—	$—	$—	$—
Common stock issued for cash at $0.0001 per share	4,000,000	—	—	—	—	—
Paid-in capital	—	—	7	—	—	7
Net loss	—	—	—	—	(7)	(7)

Balance at December 31, 2010	4,000,000	—	7	—	(7)	—
Paid-in capital	—	—	61	—	—	61
Issuance of shares of common stock through private placements at $3.75 per share, net of issuance costs	16,000,000	2	56,739	—	—	56,741
Conversion of stockholder’s note payable to equity	40,000	—	150	—	—	150
Stock option compensation	—	—	67	—	—	67
Anti-dilutive warrant	—	—	7,586	—	—	7,586
Net loss	—	—	—	—	(10,233)	(10,233)

Balance at December 31, 2011	20,040,000	2	64,610	—	(10,240)	54,372
Issuance of shares of common stock through equity placement at $16.00 per share, net of issuance costs	8,625,000	1	129,213	—	—	129,214
Stock option compensation	—	—	1,408	—	—	1,408
Anti-dilutive warrant	—	—	18,222	—	—	18,222
Exercises of stock options	11,666	—	45	—	—	45
Net loss	—	—	—	—	(74,352)	(74,352)

Balance at December 31, 2012	28,676,666	3	213,498	—	(84,592)	128,909
Unrealized loss on available for sale securities	—	—	—	(74)	—	(74)
Stock option compensation	—	—	2,620	—	—	2,620
Net loss	—	—	—	—	(24,430)	(24,430)

Balance at June 30, 2013	28,676,666	$3	$216,118	$(74)	$(109,022)	$107,025

See accompanying notes to the condensed consolidated financial statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,		Period from September 15, 2010 (date of inception) to June 30, 2013
	2013	2012
Operating activities:
Net loss	$(24,430)	$(26,581)	$(109,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189	118	465
Build-out allowance received from landlord	—	237	903
Stock option expense	2,620	462	4,095
Anti-dilutive warrant	—	(215)	25,808
Changes in operating assets and liabilities:
Licensor receivable	(4,161)	—	(14,773)
Prepaid expenses and other assets	(1,842)	(715)	(2,830)
Accounts payable	7,142	2,323	7,624
Accrued expenses	(9,020)	12,632	12,199
Accrual of deferred rent	47	180	233

Net cash used in operating activities	(29,455)	(11,559)	(75,298)

Investing activities:
Purchase of property and equipment	(354)	(428)	(1,199)
Expenditures for leasehold improvements	(4)	(236)	(914)
Purchase of marketable securities	(46,692)	—	(46,692)
Restricted cash	(1)	(157)	(1,213)

Net cash used in investing activities	(47,051)	(821)	(50,018)

Financing activities:
Proceeds from issuance of stockholder’s convertible note payable	—	—	150
Net proceeds from issuance of common stock	—	—	185,955
Net proceeds from exercise of stock options	—	—	45
Capital contributions by stockholder	—	—	68

Net cash provided by financing activities	—	—	186,218

Net increase (decrease) in cash and cash equivalents	(76,506)	(12,380)	60,902
Cash and cash equivalents, beginning of period	137,408	53,382	—

Cash and cash equivalents, end of period	$60,902	$41,002	$60,902

Supplemental disclosures of non-cash investing and financing activities:
Conversion of stockholder’s note payable to common stock	$—	$—	$150

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

Basis of Presentation:

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through June 30, 2013, its primary focus has been the transition of operational responsibility for its lead drug candidate, PB272 (neratinib (oral)), from Pfizer, Inc., or the Licensor, to the Company (see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for details of the license agreement) along with the initiation of a Phase III clinical trial in HER2-positive metastatic breast cancer and a Phase II clinical trial in non-small cell lung cancer. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2013, or for any subsequent period. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated balance sheet at December 31, 2012, has been derived from the audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The Company has reported a net loss of approximately $12.7 million and $24.4 million and negative cash flows from operations of approximately $11.0 million and $29.5 million for the three and six months ended June 30, 2013. The net loss from the date of inception, September 15, 2010, to June 30, 2013, amounted to approximately $109.0 million while the negative cash flows from operations from the date of inception amounted to approximately $75.3 million. Currently, the Company’s negative cash flows from operations are being adversely impacted by a timing difference related to the payment of “cap cost” expenses to vendors and receipt from the Licensor for said expenses (see Note 2—Significant Accounting Policies: Research and Development Reimbursement). Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities through the drug development process.

The Company’s continued operations will depend on its ability to raise funds through various potential sources such as equity and debt financing. Through June 30, 2013, the Company’s financing was primarily through a public offering of Company common stock and private equity placements. Given the current and desired pace of clinical development of its three product candidates, management estimates that the Company has sufficient cash on hand to fund clinical development through 2014 and into 2015. The Company will need additional financing thereafter until it can achieve profitability, if ever. The Company may choose to raise additional capital before 2015 in order to fund its future development activities. There can be no assurance that such capital will be available on favorable terms or at all or that any additional capital that the Company is able to obtain will be sufficient to meet its needs. If it is unable to raise additional capital, the Company could likely be forced to curtail desired development activities, which will delay the development of its product candidates.

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

Note 2—Significant Accounting Policies:

The significant accounting policies followed in the preparation of these condensed consolidated financial statements are as follows:

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of expenses for the period presented. Accordingly, actual results could differ from those estimates. Significant estimates include the cost of services provided by consultants who manage clinical trials and conduct research and clinical trials on behalf of the Company that are billed on a delayed basis. As the actual costs become known, the Company adjusts its estimated cost in that period. The value of stock-based compensation includes estimates based on future events which are difficult to predict. It is at least reasonably possible that a change in the estimates will occur in the near term.

Principles of Consolidation:

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Licensor Receivable:

Licensor receivable represents external “out of pocket” clinical trial costs in excess of an agreed upon “cap” for clinical trials that were ongoing at the time the licensing agreement with the Licensor was reached. The licensing agreement allows the Company to bill the Licensor for all external “out of pocket” costs in excess of the cap cost on a quarterly basis. The Licensor, per the license agreement, has 60 days to review the invoice and supporting documentation. Licensor receivable includes both invoiced and non-invoiced costs in excess of the cap. The Company has not established a reserve against this receivable (approximately $14.8 million at June 30, 2013).

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

Following are the major categories of assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

June 30, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents	$60,244	$—	$—	$60,244
Corporate bonds	—	46,618	—	46,618

Total	$60,244	$46,618	$—	$106,862

December 31, 2012	Level 1	Level 2	Level 3	Total
Cash equivalents	$134,867	$—	$—	$134,867

Total	$134,867	$—	$—	$134,867

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

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents. The Company’s cash and cash equivalents in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at June 30, 2013, were approximately $61.9 million. The Company does not believe it is exposed to any significant credit risk.

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

The Company assesses the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through June 30, 2013.

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

In instances where the Company enters into agreements with third parties for clinical trials and other consulting activities, upfront amounts are recorded to prepaid expenses and deposits in the accompanying condensed consolidated balance sheets and expensed as services are performed or as the underlying goods are delivered. If the Company does not expect the services to be rendered or goods to be delivered, any remaining capitalized amounts for non-refundable upfront payments are charged to expense immediately. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments and payments upon the completion of milestones or receipt of deliverables.

Costs related to the acquisition of technology rights and patents for which development work is still in process are charged to operations as incurred and considered a component of research and development costs.

Research and Development Reimbursement:

The licensing agreement set a “cap” on the amount of external expenses the Company would incur, beginning January 1, 2012, in completing the clinical trials transferred from the Licensor to the Company. The license agreement stipulates that the Licensor would be responsible for all external expenses associated with the transferred clinical trials and that the Company would invoice for such costs on a quarterly basis. The Licensor has 60 days to review the invoice and supporting documentation. All amounts reimbursed from the Licensor represent charges for services provided by third parties and not the Company. Accordingly, the Company has elected to treat the reimbursed costs as a “pass-through” expense billable to the Licensor and as an offset to research and development expenses. Research and development expenses are recorded net of any excess cap costs billed to the Licensor. The Company recognized approximately $5.1 million and $9.7 million of excess cap costs during the three months and six months ended June 30, 2013, respectively.

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

Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods presented as required by ASC 260, Earnings per Share. Diluted earnings per common share are the same as basic earnings per share because the assumed exercise of the Company’s outstanding options are anti-dilutive. For the three and six months ended June 30, 2013, potentially dilutive securities excluded from the calculations were 2,234,531 shares issuable upon exercise of options and 2,116,250 shares issuable upon exercise of an outstanding warrant. For the three and six months ended June 30, 2012, potentially dilutive securities excluded from the earnings per common share calculation were 1,392,500 shares issuable upon exercise of options.

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

Reclassifications:

Certain amounts for 2012 have been reclassified to conform to the current year’s presentation.

Note 3—Property and Equipment:

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Leasehold improvements	$914	$910
Computer equipment	706	535
Telephone equipment	57	34
Furniture and fixtures	436	276

	2,113	1,755
Less: accumulated depreciation and amortization	(465)	(276)

Totals	$1,648	$1,479

Note 4—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Accrued CRO/Licensor services	$9,333	$19,846
Accrued other clinical development	1,199	389
Accrued legal fees	115	121
Accrued compensation	1,534	787
Other	18	76

	$12,199	$21,219

Accrued CRO/licensor services represent the Company’s estimate of such costs as of June 30, 2013, and will be adjusted in the period the actual costs become known. Accrued compensation includes estimated bonus and earned but unused vacation for full-time employees. When actual performance bonuses are paid out to employees on the employee’s anniversary of hire, the bonus expense will be adjusted to reflect the actual expense for the year. Additionally, vacation is accrued at the rate the employee earns vacation and reduced as the vacation is used by the employee.

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

In connection with the closing of a public offering of the Company’s common stock on October 24, 2012, the exercise price and number of shares underlying the warrant issued to Mr. Auerbach were established and, accordingly, the final value of the warrant became fixed. Pursuant to the terms of the warrant, Mr. Auerbach may exercise the warrant to acquire 2,116,250 shares of the Company’s common stock at $16.00 per share until October 4, 2021.

The warrant was valued at approximately $6.9 million at the time of issuance and $7.6 million at December 31, 2011, using the Monte Carlo Simulation Method, as both the exercise price per share and the number of shares were unknown at that time, and recorded to the consolidated statements of operations. The warrant was revalued at approximately $7.4 million on June 30, 2012, using the Monte Carlo Simulation Method. The revaluation resulted in a reduction to the fair value of approximately $65,300 and $214,600, which was included in general and administrative expense in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2012, respectively.

The fair value of the warrant during the quarter ended June 30, 2012, was determined by the following assumptions using the Monte Carlo Simulation Method:

June 30, 2012
Dividend yield	0%
Expected volatility	76.40%
Risk-free interest rate	1.67%
Warrant term in years	10

The fair value of the warrant at June 30, 2012, was estimated based on projected equity raises ranging from $15 million to $100 million in 2013 using weighted probability factors.

Once the terms of the warrant became fixed, the fair value of the warrant as of October 24, 2012, using the Black-Scholes Option Pricing Method, was approximately $25.8 million and resulted in an adjustment to the fair value of the warrant of $18.2 million for the year ended December 31, 2012.

Stock-Based Compensation:

The Company’s 2011 Incentive Award Plan, or the 2011 Plan, was adopted by the Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. Through June 30, 2013, a total of 3,529,412 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

The fair value of options granted to employees was estimated using the Black-Scholes Option Pricing Method (see Note 2—Significant Accounting Policies) with the following weighted-average assumptions used during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Dividend yield	0.0%	0.0%
Expected volatility	86.9%	85.5%
Risk-free interest rate	1.0%	1.1%
Expected life in years	5.85	5.82

Employee stock-based compensation for the three and six months ended June 30, 2013 and 2012, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands except per share data)
Stock-based compensation:
Options:
Research and development	$1,002	$162	$1,739	$283
General and administrative, or G&A	443	101	881	179
Warrants: G&A	—	(65)	—	(215)

Total stock-based compensation expense	$1,445	$198	$2,620	$247

Impact on basic and diluted net loss per share	$0.05	$0.01	$0.09	$0.01
Weighted average shares (basic and diluted)	28,676,666	20,040,000	28,676,666	20,040,000

Activity with respect to options granted under the 2011 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	1,906,334	$8.93	9.4	$18,966
Granted during the six months ended June 30, 2013	329,725	28.72	—	—
Forfeited during the six months ended June 30, 2013	(1,528)	3.75	—	—
Exercised during the six months ended June 30, 2013	—	—	—	—

Outstanding at June 30, 2013	2,234,531	11.85	9.0	$72,658

Nonvested at June 30, 2013	1,595,319	$14.73	9.2	$47,286

Exercisable at June 30, 2013	639,212	$4.68	8.7	$25,372

At June 30, 2013, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $14.8 million, which is expected to be recognized over a weighted-average period of 2.4 years. The weighted-average grant date fair value of options granted during the six months ended June 30, 2013 and 2012, was $20.55 per share and $4.30 per share, respectively.

Stock options	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2012	1,659,399	$7.03
Granted	329,725	20.55
Vested/Issued	(392,277)	3.71
Forfeited	(1,528)	2.66

Nonvested shares at June 30, 2013	1,595,319

Note 6—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $55,000 and $103,500 for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2012, the Company incurred expenses for employer matching contributions of approximately $36,000 and $56,500, respectively.

Note 7—Marketable Securities:

Marketable securities consist primarily of corporate bonds and are classified as “available for sale.” Available for sale securities are reported at fair value based on quoted market prices, with unrealized gains and losses reported in accumulated other comprehensive income (loss) within stockholders’ equity. The cost of a security sold or the amount reclassified out of accumulated other comprehensive income (loss) into earnings is determined using specific identification. The Company may pay a premium or receive a discount upon the purchase of marketable securities. Interest earned and gains/losses realized on marketable securities and amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income/expense. The weighted-average maturity of the Company’s current marketable securities as of June 30, 2013 was approximately seven months.

Available-for-sale marketable securities consisted of the following (in thousands):

	June 30, 2013
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate bond investments:

Current	$46,692	$—	$(74)	$46,618

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Unless otherwise provided in this Quarterly Report, references to the “Company,” “we,” “us,” and “our” refer to Puma Biotechnology, Inc., a Delaware corporation formed on April 27, 2007 and formerly known as Innovative Acquisitions Corp., together with its wholly-owned subsidiary, Puma Biotechnology Ltd, and all references to “Former Puma” refer to Puma Biotechnology, Inc., a privately held Delaware corporation formed on September 15, 2010 that merged with and into us on October 4, 2011. This transaction was accounted for as a reverse acquisition whereby Former Puma was deemed to be the acquirer for accounting and financial reporting purposes and we were deemed to be the acquired party. Consequently, our financial statements prior to the reverse merger transaction reflect the assets and liabilities and the historical operations of Former Puma from its inception on September 15, 2010 through the closing of the reverse merger transaction on October 4, 2011. Our financial statements after completion of the reverse merger transaction include the assets and liabilities of Former Puma and us and the operations of Former Puma and us.

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

A large portion of our expenses to date have been related to the clinical development of our lead product candidate, PB272 (neratinib (oral)), and the transition of the neratinib program from Pfizer, Inc., or the Licensor. During this transition period, as we developed our infrastructure and assumed responsibility for the neratinib program, a duplication of effort took place that resulted in higher than normal operating expenses. We estimate the duplication of effort for the three months ended June 30, 2013 had an impact on research and development, or R&D, operating expense of approximately $0.3 million, which consisted mainly of data management and pharmacovigilance. We anticipate these costs to decline through the duration of the clinical trials for PB272 that were ongoing at the time we entered into the license agreement with the Licensor. We refer to these clinical trials as the legacy clinical trials.

The license agreement for PB272 established a limit for our expenses related to the legacy clinical trials. This capped our “out-of-pocket” costs incurred beginning January 1, 2012, in conducting these existing trials. We reached the cost cap during the fourth quarter of 2012 and have recorded a reduction in our R&D expenses, as the Licensor is responsible for such costs. The Licensor will continue to be responsible for these costs until the existing trials are completed. Additionally, our expenses to date have been related to hiring of staff and development of our corporate infrastructure. As we proceed with clinical development of PB272 (neratinib (oral)), and as we further develop PB272 (neratinib (intravenous)), and PB357, our second and third product candidates, respectively, we expect our R&D expenses and expenses related to our third-party contractors will increase.

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

R&D expenses include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for manufacturing of clinical materials, and clinical trials. During the six months ended June 30, 2013, our R&D expenses consisted primarily of CRO costs, salaries and related personnel costs, and fees paid to other consultants. We expense our R&D costs as they are incurred.

General and administrative, or G&A, expenses consist primarily of salaries and related personnel costs including stock-based compensation expense, professional fees, business insurance, rent, general legal activities, and other corporate expenses.

Critical Accounting Policies

We believe there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2013, as of the date of filing of this quarterly report, from our accounting policies at December 31, 2012, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Emerging Growth Company

We are currently an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. On June 28, 2013, our public float exceeded $700 million. As a result, beginning January 1, 2014, we will begin reporting as a large accelerated filer and will no longer be eligible to rely on the benefits afforded to emerging growth companies under the JOBS Act.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. We have irrevocably elected not to avail ourselves of this extended transition period for complying with new or revised accounting standards and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies; however, we have elected to take advantage of certain of the reduced disclosure obligations and may elect to take advantage of other reduced burdens in future filings. As a result, the information that we provide to our stockholders may be different from the information that you might receive from other public reporting companies in which you hold equity interests.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

General and administrative expenses:

For the three months ended June 30, 2013, G&A expenses were approximately $2.3 million, compared to approximately $1.8 million for the three months ended June 30, 2012. G&A expenses for the three months ended June 30, 2013 and 2012 were as follows:

General and administrative expenses	Three Months Ended June 30,
(in thousands)	2013	2012
Professional fees	$511	$648
Payroll and related costs	605	504
Facility and equipment costs	324	184
Employee stock-based compensation	443	36
Other	384	399

	$2,267	$1,771

The increase in G&A expenses for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, consisted primarily of an increase in employee stock-based compensation of approximately $0.4 million due to the increased number of option grants corresponding to an increase in headcount. In addition, the three months ended June 30, 2012, included a reduction to employee stock-based compensation of approximately $0.1 million related to a decrease in calculated valuation of a warrant held by our founder, Chief Executive Officer and President (see Note 5 to the Condensed Consolidated Financial Statements–Stockholders’ Equity). G&A expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, also included a decrease in professional fees for services including legal, audit and consulting of approximately $0.1 million due to less regulatory filings related to the 2012 registration of our stock with the SEC, an increase in payroll and related costs of approximately $0.1 million due to an increase of two fulltime employees, and an increase in facility and equipment costs of approximately $0.1 million. The increase in facility and equipment costs resulted from the increase in our rented square footage for office space from approximately 13,250 square feet in the first three months of 2012 to approximately 24,250 square feet in the first three months of 2013. Major expenses incurred in professional fees were legal fees for SEC filings, intellectual property review, contract review, general legal support, audit expenses and the costs of consultants supporting our financial system, human resources and Sarbanes-Oxley compliance. We expect facility and equipment costs should remain at comparable levels to the three months ended June 30, 2013, as we are not currently adding office space.

Research and development expenses:

For the three months ended June 30, 2013, R&D expenses were approximately $10.4 million compared to approximately $13.0 million for the three months ended June 30, 2012. R&D expenses for the three months ended June 30, 2013 and 2012 were as follows:

Research and development expenses	Three Months Ended June 30,
(in thousands)	2013	2012
Outside CRO/Licensor services	$2,300	$10,287
Outside other clinical development	4,138	543
Internal regulatory affairs and quality assurance	1,454	1,076
Internal clinical development	1,426	868
Internal chemical manufacturing	120	70
Employee stock-based compensation	1,002	162

	$10,440	$13,006

For the three months ended June 30, 2013, R&D expenses consisted primarily of outside other clinical development costs that increased to approximately $4.1 million for the three months ended June 30, 2013, compared to approximately $0.5 million for the three months ended June 30, 2012. The increase of approximately $3.6 million is primarily due to an increase of approximately $1.5 million related to chemical manufacturing such as testing and development of the active pharmaceutical ingredient of our lead drug candidate, and an increase of approximately $1.0 million for data management services. Outside CRO/Licensor services decreased to approximately $2.3 million compared to approximately $10.3 million for the three months ended June 30, 2012. The decrease in outside CRO/Licensor services is due to reaching the clinical trial cost cap in the fourth quarter of 2012 (see Note 2 to the Condensed Consolidated Financial Statements–Significant Accounting Policies: Research and Development Reimbursement). Additionally, Licensor services provided in maintaining and transitioning the legacy clinical trials have decreased dramatically and are expected to continue to decrease as the legacy trials are completed. Of the approximately $2.3 million CRO/Licensor expense in the three months ended June 30, 2013, approximately $0.3 million is related to the Licensor legacy clinical trials with the remaining approximately $2.0 million related to the Company initiated clinical trials. The Company initiated trials began during April 2013 and will continue to ramp up in activity during the second half of 2013. The increase in internal regulatory affairs and quality assurance, internal clinical development and internal chemical manufacturing expenses is related to the increase in headcount required to support Company initiated clinical trials. We expect to continue to hire up to 10 additional employees focused on R&D activities during 2013 in support of additional Company initiated clinical trials. The increase in employee stock-based compensation to approximately $1.0 million for the three months ended June 30, 2013, from approximately $0.2 million for the three months ended June 30, 2012, was due to the increase in employee headcount, as well as the increase in our stock price.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

General and administrative expenses:

For the six months ended June 30, 2013, G&A expenses were approximately $4.5 million compared to approximately $3.1 million for the six months ended June 30, 2012. G&A expenses for the six months ended June 30, 2013 and 2012 were as follows:

General and administrative expenses	Six Months Ended June 30,
(in thousands)	2013	2012
Professional fees	$1,178	$1,156
Payroll and related costs	1,181	994
Facility and equipment costs	639	279
Employee stock-based compensation	881	(36)
Other	662	662

	$4,541	$3,055

The increase in G&A expenses for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, consisted primarily of an increase in employee stock-based compensation of approximately $0.9 million due to the increased number of option grants corresponding to an increase in headcount. In addition, the six months ended June 30,

2012, included a reduction to employee stock-based compensation of approximately $0.2 million related to a decrease in calculated valuation of a warrant held by our founder, Chief Executive Office and President (see Note 5 to the Condensed Consolidated Financial Statements–Stockholders’ Equity). G&A expenses for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, also included an increase in payroll and related costs of approximately $0.2 million due to two additional employees hired and an increase in facility and equipment costs of approximately $0.4 million. The increase in facility and equipment costs resulted from an increase in our rented square footage for office space from approximately 13,250 square feet in the first six months of 2012 to approximately 24,250 square feet in the first six months of 2013. Major expenses incurred in professional fees were legal fees for SEC filings, intellectual property review, contract review, general legal support, audit expenses and the costs of consultants supporting our financial system, human resources and Sarbanes-Oxley compliance.

Research and development expenses:

For the six months ended June 30, 2013, R&D expenses were approximately $20.0 million compared to approximately $23.6 million for the six months ended June 30, 2012. R&D expenses for the six months ended June 30, 2013 and 2012 were as follows:

Research and development expenses	Six Months Ended June 30,
(in thousands)	2013	2012
Outside CRO/Licensor services	$5,829	$18,443
Outside other clinical development	6,753	1,149
Internal regulatory affairs and quality assurance	2,676	1,864
Internal clinical development	2,754	1,691
Internal chemical manufacturing	221	144
Employee stock-based compensation	1,739	283

	$19,972	$23,574

For the six months ended June 30, 2013, R&D expenses consisted primarily of outside other clinical development costs that increased to approximately $6.8 million for the six months ended June 30, 2013, compared to approximately $1.1 million for the six months ended June 30, 2012. The increase of approximately $5.7 million is primarily due to an increase of approximately $3.0 million related to chemical manufacturing such as testing and development of the active pharmaceutical ingredient of our lead drug candidate, and an increase of approximately $1.5 million for data management services. Outside CRO/Licensor services decreased to approximately $5.8 million compared to approximately $18.4 million for the six months ended June 30, 2012. This decrease in outside CRO/Licensor services is due to reaching the clinical trial cost cap (see Note 2 to the Condensed Consolidated Financial Statements–Significant Accounting Policies: Research and Development Reimbursement). Additionally, Licensor services provided in maintaining and transitioning the legacy clinical trials have decreased dramatically and are expected to continue to decrease as the legacy trials are completed. Of the approximately $5.8 million of CRO/Licensor expense in the six months ended June 30, 2013, approximately $0.5 million is related to the Licensor legacy clinical trials with the remaining approximately $5.3 million related to the Company initiated clinical trials. The increase in internal regulatory affairs and quality assurance, internal clinical development and internal chemical manufacturing expenses is related to the increase in headcount from a limited number of employees during the six months ended June 30, 2012 to a full staff during the six months ended June 30, 2013. We expect to continue to hire up to 10 additional employees focused on R&D activities during 2013. The increase in employee stock-based compensation to approximately $1.7 million for the six months ended June 30, 2013, from approximately $0.3 million for the six months ended June 30, 2012, was due to the increase in employee headcount, as well as the increase in our stock price.

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

Interest income:

For the three months ended June 30, 2013, we recognized approximately $96,000 in interest income compared to approximately $23,000 for the three months ended June 30, 2012. We recognized approximately $119,000 in interest income during the six months ended June 30, 2013, compared to approximately $48,000 for the six months ended June 30, 2012. Based on market conditions, we placed our excess funds in money market accounts, “high yield” savings accounts and other marketable securities, per our investment policy.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2013, and is intended to supplement the more detailed discussion that follows:

Liquidity and capital resources (in thousands)	June 30, 2013	December 31, 2012
Cash and cash equivalents	$60,902	$137,408
Marketable securities	46,618	—
Working capital	103,614	127,271
Stockholders’ equity	107,025	128,909

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cash provided by (used in):
Operating activities	$(29,455)	$(11,559)
Investing activities	(47,051)	(821)
Financing activities	—	—

Increase (decrease) in cash	$(76,506)	$(12,380)

Operating Activities:

For the six months ended June 30, 2013 and the six months ended June 30, 2012, we reported net loss of approximately $24.4 million and $26.6 million, respectively, and cash flows used in operating activities of approximately $29.5 million and $11.6 million, respectively. Our net loss from Former Puma’s date of inception, September 15, 2010, through June 30, 2013 amounted to approximately $109.0 million, while negative cash flow from operating activities amounted to approximately $75.3 million for the same period.

For the six months ended June 30, 2013, the net cash used in operating activities, noted above, consisted of approximately $24.4 million of net loss excluding non-cash items, an increase in Licensor receivable of approximately $4.2 million and an increase of approximately $1.8 million in prepaid expenses and other assets. The increase in Licensor receivable (see Note 2—Significant Accounting Policies: Research and Development Reimbursement) represents external charges for services provided by third parties pertaining to the legacy clinical trials. We received a payment of approximately $7.7 million related to the 2012 amounts during June 2013. Additionally, in July 2013, we received a payment of approximately $4.0 million related to amounts incurred in the first quarter of 2013. We anticipate receiving payments for the remaining outstanding amounts by the end of 2013. Per the license agreement, the Licensor has 60 days to review the invoices and supporting documentation. However, the Licensor review process and payment has been taking approximately 90 to 105 days. The increase in prepaid expenses and other assets of approximately $1.8 million reflects advance payments to our CROs and other service providers as we ramp up our Phase II and Phase III trials.

For the six months ended June 30, 2012, the net cash used in operating activities, noted above, consisted of approximately $26.6 million of net loss excluding non-cash items, reduced by an increase in accounts payable and accrued expenses of approximately $15.0 million related to charges from transition activities billed to us as we assume clinical trial responsibilities from the Licensor of our lead product candidate. Approximately $3.0 million of accrued expenses represents duplication of effort as the Licensor transferred clinical trial knowledge and responsibility to us.

Investing Activities:

During the six months ended June 30, 2013, we invested approximately $46.7 million of excess cash in corporate bonds and $0.4 million in the purchase of property and equipment, compared to approximately $0.4 million in the purchase of property and equipment, $0.2 million for leasehold improvements and $0.2 million for a standby letter of credit for our office space lease for the six months ended June 30, 2012.

Financing Activities:

We did not engage in any financing activities during the six months ended June 30, 2013 or the six months ended June 30, 2012.

Current and Future Financing Needs:

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our R&D efforts. Given the current and desired pace of clinical development of our six product candidates, over the next 12 months we estimate that our R&D spending will be approximately $45 million to $55 million, excluding stock-based compensation. We anticipate spending approximately $7 million to $8 million for general and administrative expenses over the next 12 months, excluding stock-based compensation. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.

While we believe that the approximately $107.5 million in cash, cash equivalents and marketable securities and the $14.8 million Licensor receivable as of June 30, 2013, will be sufficient to enable us to meet our anticipated expenditures through 2014 and into 2015, we may seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We expect to continue incurring significant losses for the foreseeable future and our continuing operations will depend on whether we are able to raise additional funds through additional equity or debt financing or by entering into a strategic alliance with a third party concerning one or more of our product candidates. Through June 30, 2013, a significant portion of our financing has been through a public offering and private placements of our equity securities. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital raised will be sufficient to meet our needs. Further, in light of current economic conditions, including the lack of access to the capital markets being experienced by small companies, particularly in our industry, there can be no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future, we may be forced to delay or discontinue the development of one or more of our product candidates and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

In addition, we have based our estimate of funding on capital requirements on assumptions that may prove to be wrong. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of equity or debt and other sources of funds. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interests of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations, and our business, financial condition and results of operations would be materially harmed. In such an event, we would be required to undertake a thorough review of our programs, and the opportunities presented by such programs, and allocate our resources in the manner most prudent.

Adjusted Statement of Operations:

The following tables present our operating results, as calculated in accordance with the accounting principles generally accepted in the United States, or GAAP, as adjusted to remove the impact of employee stock-based compensation and the outside CRO/Licensor services and outside clinical development costs associated with the Licensor legacy clinical trials that we are in the process of completing. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures. We believe these non-GAAP measures enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. The majority of the cost associated with the Licensor legacy clinical trials related to external costs that we were responsible for but that were subject to a cap. Having reached the cap, the Licensor is responsible for all external costs associated with the legacy clinical trials going forward and we expect to have only limited costs associated with our managing these trials through completion.

Reconciliation of GAAP and Non-GAAP Financial Information

(in thousands except share and per share data)

	GAAP Measure (Reported) Three Months Ended June 30, 2013	Expense Adjustments		Non-GAAP Measure Three Months Ended June 30, 2013	GAAP Measure (Reported) Six Months Ended June 30, 2013	Expense Adjustments		Non-GAAP Measure Six Months Ended June 30, 2013
		Stock-based compensation	Licensor legacy clinical trials			Stock-based compensation	Licensor legacy clinical trials
Operating expense:
General and administrative	$2,267	$(443)	$—	$1,824	$4,541	$(881)	$—	$3,660
Research and development	10,440	(1,002)	(250)	9,188	19,972	(1,739)	(525)	17,708

Loss from operations	(12,707)	1,445	250	(11,012)	(24,513)	2,620	525	(21,368)

Other income (expense):
Interest income	96	—	—	96	119	—	—	119
Other expense	(39)	—	—	(39)	(36)	—	—	(36)

Totals	57	—	—	57	83	—	—	83

Net loss	$(12,650)	$1,445	$250	$(10,955)	$(24,430)	$2,620	$525	$(21,285)

Net loss applicable to common stock	$(12,650)	$1,445	$250	$(10,955)	$(24,430)	$2,620	$525	$(21,285)

Net loss per common share—basic and diluted	$(0.44)	$0.05	$0.01	$(0.38)	$(0.85)	$0.09	$0.02	$(0.74)

Weighted-average common shares outstanding—basic and diluted	28,676,666	28,676,666	28,676,666	28,676,666	28,676,666	28,676,666	28,676,666	28,676,666

	GAAP Measure (Reported) Three Months Ended June 30, 2012			Non-GAAP Measure Three Months Ended June 30, 2012	GAAP Measure (Reported) Six Months Ended June 30, 2012			Non-GAAP Measure Six Months Ended June 30, 2012
		Expense adjustments				Expense Adjustments
		Stock-based compensation	Licensor legacy clinical trials			Stock-based compensation	Licensor legacy clinical trials
Operating expense:
General and administrative	$1,771	$(36)	$—	$1,735	$3,055	$36	$—	$3,091
Research and development	13,006	(162)	(10,287)	2,557	23,574	(283)	(18,443)	4,848

Loss from operations	(14,777)	198	10,287	(4,292)	(26,629)	247	18,443	(7,939)

Other income (expense):
Interest income	23	—	—	23	48	—	—	48
Other expense	—	—	—	—	—	—	—	—

Totals	23	—	—	23	48	—	—	48

Net loss	$(14,754)	$198	$10,287	$(4,269)	$(26,581)	$247	$18,443	$(7,891)

Net loss applicable to common stock	$(14,754)	$198	$10,287	$(4,269)	$(26,581)	$247	$18,443	$(7,891)

Net loss per common share—basic and diluted	$(0.74)	$0.01	$0.51	$(0.21)	$(1.33)	$0.01	$0.92	$(0.39)

Weighted-average common shares outstanding—basic and diluted	20,040,000	20,040,000	20,040,000	20,040,000	20,040,000	20,040,000	20,040,000	20,040,000

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet agreements,” as defined by SEC regulations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investing activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalents and available-for-sale investments in a variety of securities, which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes because of the relatively short maturities of our investments and we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We manage our sensitivity to these risks by maintaining investment grade short-term investments. We do not purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of June 30, 2013, our investments consisted primarily of U.S. government and agency obligations and corporate obligations. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or 10% decrease in interest rates due mainly to the short-term nature of our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Additionally, we do not invest in foreign currencies or other foreign investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance and Administration, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Finance and Administration have concluded that these disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Securities

We did not sell any of our equity securities without registration under the Securities Act of 1933, as amended, during the quarter ended June 30, 2013.

Use of Proceeds from the Sale of Registered Securities

On October 18, 2012, our Registration Statement on Form S-1, as amended (File No. 333-184187), was declared effective for our first registered offering. As a result of the offering, we received net proceeds of approximately $129.2 million. Through June 30, 2013, approximately $14.8 million of the net proceeds from the offering have been used to fund the ongoing clinical programs for our lead drug candidate and for other general corporate purposes. We have invested the unused proceeds from the offering in a variety of capital preservation investments, including money market funds and short-term, investment grade, interest-bearing securities. There has been no material change in our planned use of proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) made any purchases of our equity securities during the quarter ended June 30, 2013.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUMA BIOTECHNOLOGY, INC.

Date: August 6, 2013	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2013	By:	/s/ Charles R. Eyler
Charles R. Eyler
Senior Vice President, Finance and Administration and Treasurer
(Principal Financial and Accounting Officer)