Form 10-Q
period 2013-09-30
PUMA BIOTECHNOLOGY, INC.
filed 2013-11-12
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 28,689,304 shares of Common Stock, par value $0.0001 per share, were outstanding as of November 7, 2013.

PUMA BIOTECHNOLOGY, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012, and from September 15, 2010 (Date of Inception) to September 30, 2013 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2013 and 2012, and from September 15, 2010 (Date of Inception) to September 30, 2013 (Unaudited)	3

	Condensed Consolidated Statements of Stockholders’ Equity for the Period from September 15, 2010 (Date of Inception) through September 30, 2013 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and from September 15, 2010 (Date of Inception) to September 30, 2013 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signatures		26

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2013	2012
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$51,261	$137,408
Marketable securities	44,377	—
Licensor receivable	11,294	10,612
Prepaid expenses and other assets	3,644	952

Total current assets	110,576	148,972
Property and equipment, net	1,619	1,479
Deposits	1,701	36
Restricted cash	1,213	1,212

Total assets	$115,109	$151,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,730	$482
Accrued expenses	9,496	21,219

Total current liabilities	19,226	21,701
Deferred rent	1,123	1,089

Total liabilities	20,349	22,790

Stockholders’ equity:
Common stock - $.0001 par value; 100,000,000 shares authorized; 28,689,304 issued and outstanding at September 30, 2013 and 28,676,666 issued and outstanding at December 31, 2012	3	3
Additional paid-in capital	218,070	213,498
Accumulated other comprehensive loss	(8)	—
Deficit accumulated during the development stage	(123,305)	(84,592)

Total stockholders’ equity	94,760	128,909

Total liabilities and stockholders’ equity	$115,109	$151,699

See accompanying notes to the condensed consolidated financial statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

(unaudited)

					Period from September 15, 2010
	Three Months Ended		Nine Months Ended		(date of inception) to
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Operating expenses:
General and administrative	$2,263	$8,094	$6,804	$11,149	$40,956
Research and development	12,068	17,779	32,040	41,354	82,502

Totals	14,331	25,873	38,844	52,503	123,458

Loss from operations	(14,331)	(25,873)	(38,844)	(52,503)	(123,458)

Other income (expenses):
Interest income	9	14	128	63	230
Other income (expense)	39	—	3	—	(77)

Totals	48	14	131	63	153

Net loss	$(14,283)	$(25,859)	$(38,713)	$(52,440)	$(123,305)

Net loss applicable to common stock	$(14,283)	$(25,859)	$(38,713)	$(52,440)	$(123,305)

Net loss per common share—basic and diluted	$(0.50)	$(1.29)	$(1.35)	$(2.62)

Weighted-average common shares outstanding—basic and diluted	28,682,055	20,040,000	28,678,439	20,040,000

See accompanying notes to the condensed consolidated financial statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

					Period from
	Three Months Ended		Nine Months Ended		September 15, 2010
	September 30,		September 30,		(date of inception) to
	2013	2012	2013	2012	September 30, 2013
Net loss	$(14,283)	$(25,859)	$(38,713)	$(52,440)	$(123,305)
Other comprehensive loss
Unrealized loss on available-for-sale securities	66	—	(8)	—	(8)

Comprehensive loss	$(14,217)	$(25,859)	$(38,721)	$(52,440)	$(123,313)

See accompanying notes to the condensed consolidated financial statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THE PERIOD FROM SEPTEMBER 15, 2010 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2013

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total
	Shares	Amount	Capital	Loss	Stage
Balances, beginning	—	$—	$—	$—	$—	$—
Common stock issued for cash at $0.0001 per share	4,000,000	—	—	—	—	—
Paid-in capital	—	—	7	—	—	7
Net loss	—	—	—	—	(7)	(7)

Balance at December 31, 2010	4,000,000	—	7	—	(7)	—
Paid-in capital	—	—	61	—	—	61
Issuance of shares of common stock through private placements at $3.75 per share, net of issuance costs	16,000,000	2	56,739	—	—	56,741
Conversion of stockholder’s note payable to equity	40,000	—	150	—	—	150
Stock option compensation	—	—	67	—	—	67
Anti-dilutive warrant	—	—	7,586	—	—	7,586
Net loss	—	—	—	—	(10,233)	(10,233)

Balance at December 31, 2011	20,040,000	2	64,610	—	(10,240)	54,372
Issuance of shares of common stock through equity offering at $16.00 per share, net of issuance costs	8,625,000	1	129,213	—	—	129,214
Stock option compensation	—	—	1,408	—	—	1,408
Anti-dilutive warrant	—	—	18,222	—	—	18,222
Exercises of stock options	11,666	—	45	—	—	45
Net loss	—	—	—	—	(74,352)	(74,352)

Balance at December 31, 2012	28,676,666	3	213,498	—	(84,592)	128,909
Unrealized loss on available for sale securities	—	—	—	(8)	—	(8)
Stock option compensation	—	—	4,426	—	—	4,426
Exercises of stock options	12,638	—	146	—	—	146
Net loss	—	—	—	—	(38,713)	(38,713)

Balance at September 30, 2013	28,689,304	$3	$218,070	$(8)	$(123,305)	$94,760

See accompanying notes to the condensed consolidated financial statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,		Period from September 15, 2010 (date of inception) to September 30,
	2013	2012	2013
Operating activities:
Net loss	$(38,713)	$(52,440)	$(123,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	298	187	574
Build-out allowance received from landlord	—	237	903
Stock option expense	4,426	820	5,901
Anti-dilutive warrant	—	6,250	25,808
Changes in operating assets and liabilities:
Licensor receivable	(682)	—	(11,294)
Prepaid expenses and other assets	(4,357)	(489)	(5,345)
Accounts payable	9,248	931	9,730
Accrued expenses	(11,723)	25,142	9,496
Accrual of deferred rent	34	159	220

Net cash used in operating activities	(41,469)	(19,203)	(87,312)

Investing activities:
Purchase of property and equipment	(435)	(437)	(1,280)
Expenditures for leasehold improvements	(3)	(236)	(913)
Purchase of marketable securities	(44,385)	—	(44,385)
Restricted cash	(1)	(159)	(1,213)

Net cash used in investing activities	(44,824)	(832)	(47,791)

Financing activities:
Proceeds from issuance of stockholder’s convertible note payable	—	—	150
Net proceeds from issuance of common stock	—	—	185,955
Net proceeds from exercise of stock options	146	—	191
Capital contributions by stockholder	—	—	68

Net cash provided by financing activities	146	—	186,364

Net increase (decrease) in cash and cash equivalents	(86,147)	(20,035)	51,261
Cash and cash equivalents, beginning of period	137,408	53,382	—

Cash and cash equivalents, end of period	$51,261	$33,347	$51,261

Supplemental disclosures of non-cash investing and financing activities:
Conversion of stockholder’s note payable to common stock	$—	$—	$150

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

Basis of Presentation:

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through September 30, 2013, its primary focus has been the transition of operational responsibility for its lead drug candidate, PB272 (neratinib (oral)), from Pfizer, Inc., or the Licensor, to the Company (see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for details of the license agreement) along with the initiation of a Phase III clinical trial in HER2-positive metastatic breast cancer, a Phase II clinical trial in non-small cell lung cancer and a Phase II clinical trial in HER2-mutation positive solid tumors. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2013, or for any subsequent period. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated balance sheet at December 31, 2012, has been derived from the audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The Company has reported a net loss of approximately $14.3 million and $38.8 million and negative cash flows from operations of approximately $12.0 million and $41.5 million for the three and nine months ended September 30, 2013, respectively. The net loss from the date of inception, September 15, 2010, to September 30, 2013, amounted to approximately $123.3 million while the negative cash flows from operations from the date of inception amounted to approximately $87.3 million. Currently, the Company’s negative cash flows from operations are being adversely impacted by a timing difference related to the payment of “cap cost” expenses to vendors and receipt from the Licensor for said expenses (see Note 2—Significant Accounting Policies: Research and Development Reimbursement). Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities through the drug development process.

The Company’s continued operations will depend on its ability to raise funds through various potential sources such as equity and debt financing. Through September 30, 2013, the Company’s financing was primarily through a public offering of Company common stock and private equity placements. Given the current and desired pace of clinical development of its three product candidates, management estimates that the Company has sufficient cash on hand to fund clinical development through 2014 and into 2015. The Company will need additional financing thereafter until it can achieve profitability, if ever. The Company may choose to raise additional capital before 2015 in order to fund its future development activities. There can be no assurance that such capital will be available on favorable terms, or at all, or that any additional capital that the Company is able to obtain will be sufficient to meet its needs. If it is unable to raise additional capital, the Company could likely be forced to curtail desired development activities, which will delay the development of its product candidates.

Merger with Public Company:

On September 29, 2011, the Company entered into an agreement and plan of merger, or the Merger Agreement, with Innovative Acquisitions Corp., or IAC, and IAC’s wholly-owned subsidiary, IAC Merger Corporation, or Merger Sub. On October 4, 2011, the Company completed a reverse merger in which Merger Sub merged with and into the Company and the Company became a wholly-owned subsidiary of IAC, or the Merger. At the effective time of the Merger, the Company’s then issued and outstanding 18,666,733 shares of common stock were exchanged for 18,666,733 shares of common stock of IAC and each share of the Company’s common stock that was outstanding immediately prior to the effective time was cancelled, with one share of the Company common stock issued to IAC. Concurrently, IAC redeemed all of its shares from its pre-Merger stockholders in exchange for aggregate consideration of $40,000 paid by the Company. The Company also paid $40,000 for IAC’s professional fees associated with the Merger directly to legal counsel for IAC’s former stockholders. Following the Merger and the redemption, the Company’s prior stockholders owned the same percentage of IAC’s common stock as they held of the Company’s common stock prior to the Merger.

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

Licensor Receivable:

Licensor receivable represents external “out of pocket” clinical trial costs in excess of an agreed upon “cap” for clinical trials that were ongoing at the time the licensing agreement with the Licensor was reached. The licensing agreement allows the Company to bill the Licensor for all external “out of pocket” costs in excess of the cap cost on a quarterly basis. The Licensor, per the license agreement, has 60 days to review the invoice and supporting documentation. Licensor receivable includes both invoiced and non-invoiced costs in excess of the cap. The Company has not established a reserve against this receivable (approximately $11.3 million at September 30, 2013).

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

Following are the major categories of assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

September 30, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents	$50,584	$—	$—	$50,584
Corporate bonds	—	44,377	—	44,377

Total	$50,584	$44,377	$—	$94,961

December 31, 2012	Level 1	Level 2	Level 3	Total
Cash equivalents	$134,867	$—	$—	$134,867

Total	$134,867	$—	$—	$134,867

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

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents. The Company’s cash and cash equivalents in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at September 30, 2013, were approximately $52.6 million. The Company does not believe it is exposed to any significant credit risk.

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

The Company assesses the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through September 30, 2013.

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

Research and Development Reimbursement:

The licensing agreement set a “cap” on the amount of external expenses the Company would incur, beginning January 1, 2012, in completing the clinical trials transferred from the Licensor to the Company. The license agreement stipulates that the Licensor would be responsible for all external expenses associated with the transferred clinical trials and that the Company would invoice for such costs on a quarterly basis. The Licensor has 60 days to review the invoice and supporting documentation. All amounts reimbursed from the Licensor represent charges for services provided by third parties and not the Company. Accordingly, the Company has elected to treat the reimbursed costs as “pass-through” expenses billable to the Licensor and as an offset to research and development expenses. Research and development expenses are recorded net of any excess cap costs billed to the Licensor. The Company recognized approximately $3.4 million and $13.1 million of excess cap costs during the three months and nine months ended September 30, 2013, respectively.

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

Warrants:

Warrants granted to employees are normally valued at the fair value of the instrument on the grant date and are recognized in the statement of operations over the requisite service period. When the requisite service period precedes the grant date and a market condition exists in the warrant, the Company values the warrant using the Monte Carlo Simulation Method. When the terms of the warrant become fixed, the Company values the warrant using the Black-Scholes Option Pricing Method. As allowed by ASC 718 for companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility is based on the average volatilities of a sampling of eight to nine companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant valuation. In determining the value of the warrant until the terms are fixed, the Company factors in the probability of the market condition occurring and several possible scenarios. When the requisite service period precedes the grant date and is deemed to be complete, the Company records the fair value of the warrant at the time of issuance as an equity stock-based compensation transaction. The warrant is revalued each reporting period up to the grant date when the final fair value of the warrant is established and recorded. The grant date is determined when all pertinent information, such as exercise price and quantity, is known.

Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods presented, as required by ASC 260, Earnings per Share. Diluted earnings per common share are the same as basic earnings per share because the assumed exercise of the Company’s outstanding options are anti-dilutive. For the three and nine months ended September 30, 2013, potentially dilutive securities excluded from the calculations were 2,373,309 shares issuable upon exercise of options and 2,116,250 shares issuable upon exercise of an outstanding warrant. For the three and nine months ended September 30, 2012, potentially dilutive securities excluded from the earnings per common share calculation were 1,422,500 shares issuable upon exercise of options.

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

Reclassifications:

Certain amounts for 2012 have been reclassified to conform to the current year’s presentation.

Note 3—Property and Equipment:

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Leasehold improvements	$913	$910
Computer equipment	710	535
Telephone equipment	57	34
Furniture and fixtures	513	276

	2,193	1,755
Less: accumulated depreciation and amortization	(574)	(276)

Totals	$1,619	$1,479

Note 4—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Accrued CRO/licensor services	$5,887	$19,846
Accrued other clinical development	1,371	389
Accrued legal fees	294	121
Accrued compensation	1,866	787
Other	78	76

	$9,496	$21,219

Accrued CRO/licensor services represent the Company’s estimate of such costs as of September 30, 2013, and will be adjusted in the period the actual costs become known. Accrued compensation includes estimated bonus and earned but unused vacation for full-time employees. When actual performance bonuses are paid out to employees on the employee’s anniversary of hire, the bonus expense will be adjusted to reflect the actual expense for the year. Additionally, vacation is accrued at the rate the employee earns vacation and reduced as the vacation is used by the employee.

Note 5—Stockholders’ Equity:

Warrants:

Following a private placement of the Company’s common stock in October 2011, Alan H. Auerbach, the Company’s founder, Chairman, Chief Executive Officer and President, held approximately 21% of the 18,666,733 outstanding shares of the Company’s common stock. Pursuant to the terms of the securities purchase agreement entered into in connection with this private placement, the Company issued an anti-dilutive warrant to Mr. Auerbach, as the Company’s founder. The warrant was issued to provide Mr. Auerbach with the right to maintain ownership of at least 20% of the Company’s common stock in the event that the Company raised capital through the sale of its securities in the future.

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

The warrant was valued at approximately $6.9 million at the time of issuance and $7.6 million at December 31, 2011, using the Monte Carlo Simulation Method, as both the exercise price per share and the number of shares were unknown at that time, and recorded to the consolidated statements of operations. The warrant was revalued at approximately $13.8 million on September 30, 2012, using the below Monte Carlo Simulation Method. The revaluation resulted in an adjustment to the fair value of approximately $6.5 million and $6.2 million, which was included in general and administrative expense in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2012, respectively.

The fair value of the warrant during the quarter ended September 30, 2012, was determined by the following assumptions using the Monte Carlo Simulation Method:

September 30, 2012
Common stock price	$15.00
Dividend yield	0.00%
Expected volatility	75.70%
Risk-free interest rate	1.65%
Warrant term in years	10

The fair value of the warrant at September 30, 2012, was estimated based on an assumption that the Company would complete an equity financing between $86 million and $100 million during October or November 2012. In conjunction with a public offering that closed in October 2012, the warrant was deemed to be granted as the quantity and exercise price of the warrant were determined to be 2,116,250 shares of the Company’s common stock at a price of $16.00 per share.

Once the terms of the warrant became fixed, the fair value of the warrant as of October 24, 2012, using the Black-Scholes Option Pricing Method, was approximately $25.8 million and resulted in an adjustment to the fair value of the warrant of $18.2 million for the year ended December 31, 2012.

Stock-Based Compensation:

The Company’s 2011 Incentive Award Plan, or the 2011 Plan, was adopted by the Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. Through September 30, 2013, a total of 3,529,412 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

The fair value of options granted to employees was estimated using the Black-Scholes Option Pricing Method (see Note 2—Significant Accounting Policies) with the following weighted-average assumptions used during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Dividend yield	0.0%	0.0%
Expected volatility	85.4%	85.4%
Risk-free interest rate	1.3%	1.0%
Expected life in years	5.85	5.82

Employee stock-based compensation for the three and nine months ended September 30, 2013 and 2012, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands except per share data)
Stock-based compensation:
Options:
Research and development	$1,333	$248	$3,072	$530
General and administrative, or G&A	473	101	1,354	290
Warrants: G&A	—	(6,575)	—	6,250

Total stock-based compensation expense	$1,806	$(6,226)	$4,426	$7,070

Impact on basic and diluted net loss per share	$0.06	$(0.31)	$0.15	$0.35
Weighted average shares (basic and diluted)	28,682,055	20,040,000	28,678,439	20,040,000

Activity with respect to options granted under the 2011 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	1,906,334	$8.93	9.4	$18,966
Granted during the nine months ended September 30, 2013	499,475	36.80	—	—
Forfeited during the nine months ended September 30, 2013	(19,862)	11.60	—	—
Exercised during the nine months ended September 30, 2013	(12,638)	11.60	—	—

Outstanding at September 30, 2013	2,373,309	14.76	8.8	$90,329

Nonvested at September 30, 2013	1,615,623	$19.42	9.0	$64,490

Exercisable at September 30, 2013	757,686	$4.82	8.4	$37,007

At September 30, 2013, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $19.0 million, which is expected to be recognized over a weighted-average period of 2.4 years. The intrinsic value of stock options exercised during the nine months ended September 30, 2013 was approximately $486,000. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2013 and 2012, was $25.95 per share and $4.63 per share, respectively.

Stock options	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2012	1,659,399	$7.03
Granted	499,475	25.95
Vested/Issued	(523,389)	3.86
Forfeited	(19,862)	8.12

Nonvested shares at September 30, 2013	1,615,623

Note 6—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $97,000 and $200,600 for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2012, the Company incurred expenses for employer matching contributions of approximately $40,800 and $97,400, respectively.

Note 7—Marketable Securities:

Marketable securities consist primarily of corporate bonds and are classified as “available for sale.” Available for sale securities are reported at fair value based on quoted market prices, with unrealized gains and losses reported in accumulated other comprehensive income (loss) within stockholders’ equity. The cost of a security sold or the amount reclassified out of accumulated other comprehensive income (loss) into earnings is determined using specific identification. The Company may pay a premium or receive a discount upon the purchase of marketable securities. Interest earned and gains/losses realized on marketable securities and amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income/expense. The weighted-average maturity of the Company’s current marketable securities as of September 30, 2013 was approximately four months.

Available-for-sale marketable securities consisted of the following (in thousands):

	September 30, 2013
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Corporate bond investments—Current	$44,385	$4	$(12)	$44,377

Note 8 – Subsequent Events:

During October 2013, the Company entered into an agreement with a clinical research organization, or CRO. This CRO will provide services for initiating, managing and conducting a new Phase II clinical trial for patients with HER2-mutated solid tumors using PB272. The Company shall pay the CRO up to approximately $2.2 million over the life of the agreement (approximately 37 months). The Company may cancel the agreement at any time with a 30-day written notice. The Company would be obligated to pay for any services previously rendered, with any prepaid, unused funds returned to the Company.

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

We currently license the rights to three drug candidates:

•	PB272 (neratinib (oral)), which we are developing for the treatment of advanced breast cancer patients, non-small cell lung cancer patients and patients with HER2 mutation-positive solid tumors;

•	PB272 (neratinib (intravenous)), which we are developing for the treatment of advanced cancer patients; and

•	PB357, which we believe can serve as a backup compound to PB272 and which we plan to evaluate for further development in 2013.

A large portion of our expenses to date have been related to the clinical development of our lead product candidate, PB272 (neratinib (oral)), and the transition of the neratinib program from Pfizer, Inc., or the Licensor. During this transition period, as we developed our infrastructure and assumed responsibility for the neratinib program, a duplication of effort took place that resulted in higher than normal operating expenses. We estimate the duplication of effort for the three months ended September 30, 2013 had an impact on research and development, or R&D, operating expense of approximately $0.2 million, which consisted mainly of data management and pharmacovigilance. We anticipate these costs to decline through the duration of the clinical trials for PB272 that were ongoing at the time we entered into the license agreement with the Licensor. We refer to these clinical trials as the legacy clinical trials.

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

R&D expenses include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for manufacturing of clinical materials, and clinical trials. During the nine months ended September 30, 2013, our R&D expenses consisted primarily of CRO costs, salaries and related personnel costs (including stock-based compensation expenses), and fees paid to other consultants. We expense our R&D costs as they are incurred.

General and administrative, or G&A, expenses consist primarily of salaries and related personnel costs (including stock-based compensation expense), professional fees, business insurance, rent, general legal activities, and other corporate expenses.

Critical Accounting Policies

We believe there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2013, as of the date of filing of this quarterly report, from our accounting policies at December 31, 2012, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

General and administrative expenses:

For the three months ended September 30, 2013, G&A expenses were approximately $2.3 million, compared to approximately $8.1 million for the three months ended September 30, 2012. G&A expenses for the three months ended September 30, 2013 and 2012 were as follows:

General and administrative expenses	Three Months Ended September 30,
in thousands ($000)	2013	2012
Professional fees	$554	$588
Payroll and related costs	644	511
Facility and equipment costs	290	212
Employee stock-based compensation	473	6,575
Other	302	208

	$2,263	$8,094

The decrease in G&A expenses for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, consisted primarily of a decrease in employee stock-based compensation of approximately $6.1 million. During the three months ended September 30, 2012, we recognized approximately $6.6 million in employee stock-based compensation expense that reflected the increase in the value of the outstanding anti-dilutive warrant held by our Chief Executive Officer and President. In October 2012, we closed a public offering of our common stock, which resulted in a final fair value determination for the warrant of $25.8 million. We recognized the increase in the fair value of the warrant, approximately $12 million, in the fourth quarter of 2012. Because the final fair value of the warrant was determined and recognized in 2012, there is no corresponding expense in the three months ended September 30, 2013, and we do not expect the 2012 level of stock-based compensation to repeat in the future. G&A expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, also included an increase in payroll and related costs of approximately $0.1 million due to an increase of two full-time employees. Additionally, facility and equipment costs increased approximately $0.1 million from the increase in our rented square footage for office space as well as the cost of maintaining two office locations. We expect facility and equipment costs should remain at least at comparable levels to the three months ended September 30, 2013 for the remainder of 2013. However, we are currently looking for additional office space to accommodate our increased headcount. While professional fees were consistent for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, we expect an increase going forward as we are no longer eligible for the benefits afforded to emerging growth company under the JOBS Act and as such, are required to be fully compliant with the Sarbanes-Oxley Act, which we expect will increase our professional fees as our independent auditors will evaluate the effectiveness of our internal control over financial reporting.

Research and development expenses:

For the three months ended September 30, 2013, R&D expenses were approximately $12.1 million compared to approximately $17.8 million for the three months ended September 30, 2012. R&D expenses for the three months ended September 30, 2013 and 2012 were as follows:

Research and development expenses	Three Months Ended September 30,
in thousands ($000)	2013	2012
Outside CRO/Licensor services	$2,972	$13,626
Outside other clinical development	3,711	1,852
Internal regulatory affairs and quality assurance	1,720	1,083
Internal clinical development	2,132	895
Internal chemical manufacturing	200	75
Employee stock-based compensation	1,333	248

	$12,068	$17,779

For the three months ended September 30, 2013, R&D expenses for our lead drug candidate consisted primarily of outside other clinical development costs that increased to approximately $3.7 million for the three months ended September 30, 2013, compared to approximately $1.9 million for the three months ended September 30, 2012. The increase of approximately $1.8 million is primarily due to an increase of approximately $1.4 million related to data management and biostatistics services, an increase of approximately $0.2 million for clinical services and consultants, and an increase of approximately $0.2 million for regulatory affairs and quality assurance. Outside CRO/Licensor services decreased to approximately $3.0 million compared to approximately $13.6 million for the three months ended September 30, 2012. The decrease in outside CRO/Licensor services is due to reaching the clinical trial cost cap in the fourth quarter of 2012 (see Note 2 to the Condensed Consolidated Financial Statements–Significant Accounting Policies: Research and Development Reimbursement). Additionally, Licensor services provided in maintaining and transitioning the legacy clinical trials have decreased dramatically and are expected to cease completely as the legacy trials are completed. Of the approximately $2.9 million in CRO/Licensor expenses incurred in the three months ended September 30, 2013, approximately $0.2 million is related to the Licensor legacy clinical trials with the remaining approximately $2.7 million related to the Company-initiated clinical trials. Because the Company initiated trials began in April 2013, we expect to continue to see an increase in CRO and supporting activities through 2014. The increase in internal regulatory affairs and quality assurance, internal clinical development and internal chemical manufacturing expenses is related to the increase in headcount required to support Company-initiated clinical trials. We expect to continue to hire additional employees focused on R&D activities during 2013 in support of additional Company-initiated clinical trials. The increase in employee stock-based compensation to approximately $1.3 million for the three months ended September 30, 2013, from approximately $0.2 million for the three months ended September 30, 2012, was due to the increase in employee headcount, and additional option grants to existing, eligible employees.

Interest income:

For the three months ended September 30, 2013, we recognized approximately $9,000 in interest income compared to approximately $14,000 for the three months ended September 30, 2012. This decrease in interest income is due to having moved funds from the money market account into short-term investments, such as corporate bonds. Based on market conditions, we placed our excess funds in money market accounts, “high yield” savings accounts and other marketable securities, per our investment policy.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

General and administrative expenses:

For the nine months ended September 30, 2013, G&A expenses were approximately $6.8 million compared to approximately $11.1 million for the nine months ended September 30, 2012. G&A expenses for the nine months ended September 30, 2013 and 2012 were as follows:

General and administrative expenses	Nine Months Ended September 30,
in thousands ($000)	2013	2012
Professional fees	$1,732	$1,744
Payroll and related costs	1,825	1,505
Facility and equipment costs	929	610
Employee stock-based compensation	1,354	6,540
Other	964	750

	$6,804	$11,149

The decrease in G&A expenses for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, consisted primarily of a decrease in employee stock-based compensation of approximately $5.2 million. During the nine months ended September 30, 2012, we recognized approximately $6.5 million in employee stock-based compensation expense that reflected the increase in the value of the outstanding anti-dilutive warrant held by our Chief Executive Officer and President. In October 2012, we closed a public offering of our common stock, which resulted in a final fair value determination for the warrant of $25.8 million. We recognized the increase in the fair value of the warrant, approximately $12 million, in the fourth quarter of 2012. Because the final fair value of the warrant was determined and recognized in 2012, there is no corresponding expense in the nine months ended September 30, 2013, and we do not expect the 2012 level of stock-based compensation to repeat in the future. G&A expenses for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, also included an increase in payroll and related costs of approximately $0.3 million due to two additional employees hired. Additionally, facility and equipment costs increased approximately $0.3 million from an increase in our rented square footage for office space from approximately 13,250 square feet in the first nine months of 2012 to approximately 24,250 square feet in the first nine months of 2013. We expect facility and equipment costs should remain at least at comparable levels to the nine months ended September 30, 2013. However, we are currently looking for additional office space to accommodate our increased headcount. While professional fees were consistent for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, we expect an increase going forward as we are no longer eligible for the benefits afforded to an emerging growth company under the JOBS Act and as such, are required to be fully compliant with the Sarbanes-Oxley Act, which we expect will increase our professional fees as our independent auditors will evaluate the effectiveness of our internal control over financial reporting.

Research and development expenses: For the nine months ended September 30, 2013, R&D expenses were approximately $32.0 million compared to approximately $41.4 million for the nine months ended September 30, 2012. R&D expenses for the nine months ended September 30, 2013 and 2012 were as follows:

Research and development expenses	Nine Months Ended September 30,
in thousands ($000)	2013	2012
Outside CRO/Licensor services	$8,801	$32,069
Outside other clinical development	10,464	2,389
Internal regulatory affairs and quality assurance	4,396	3,603
Internal clinical development	4,886	2,518
Internal chemical manufacturing	421	245
Employee stock-based compensation	3,072	530

	$32,040	$41,354

For the nine months ended September 30, 2013, R&D expenses consisted primarily of outside other clinical development costs that increased to approximately $10.5 million for the nine months ended September 30, 2013, compared to approximately $2.4 million for the nine months ended September 30, 2012. The increase of approximately $8.1 million is primarily due to increases of approximately $3.0 million related to chemical manufacturing, such as testing and validation of the active pharmaceutical ingredient of our lead drug candidate, $1.8 million for clinical services and consultants, $1.6 million for data management and biostatistics services, $0.9 million for regulatory and quality assurance and approximately $0.8 million for drug safety and pharmacovigilance services. Outside CRO/Licensor services decreased to approximately $8.8 million compared to approximately $32.1 million for the nine months ended September 30, 2012. This decrease in outside CRO/Licensor services is due to reaching the clinical trial cost cap (see Note 2 to the Condensed Consolidated Financial Statements–Significant Accounting Policies: Research and Development Reimbursement). Additionally, Licensor services provided in maintaining and transitioning the legacy clinical trials have decreased dramatically and are expected to cease completely as the legacy trials are completed. Of the approximately $8.8 million of CRO/Licensor expense in the nine months ended September 30, 2013, approximately $0.5 million is related to the Licensor legacy clinical trials with the remaining approximately $8.3 million related to the Company-initiated clinical trials. Because the Company-initiated trials began in April 2013, we expect to continue to see an increase in CRO and supporting activities through 2014. The increases in internal regulatory affairs and quality assurance, internal clinical development and internal chemical manufacturing expenses are related to the increase in headcount from a limited number of employees during the nine months ended September 30, 2012 to a full staff during the nine months ended September 30, 2013. We expect to continue to hire additional employees focused on R&D activities during 2013 and in 2014. The increase in employee stock-based compensation to approximately $3.1 million for the nine months ended September 30, 2013, from approximately $0.5 million for the nine months ended September 30, 2012, was due to the increase in employee headcount, and additional option grants to existing, eligible employees.

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

Interest income:

We recognized approximately $128,000 in interest income during the nine months ended September 30, 2013, compared to approximately $62,600 for the nine months ended September 30, 2012. This increase in interest income is due to having a larger total balance resulting from the October 2012 equity placement prior to moving funds from the money market account into short-term investments.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2013, and is intended to supplement the more detailed discussion that follows:

Liquidity and capital resources (in thousands ($000)	September 30, 2013	December 31, 2012
Cash and cash equivalents	$51,261	$137,408
Marketable securities	44,377	—
Working capital	91,350	127,271
Stockholders’ equity	94,760	128,909

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Cash provided by (used in):
Operating activities	$(41,469)	$(19,203)
Investing activities	(44,824)	(832)
Financing activities	146	—

Increase (decrease) in cash	$(86,147)	$(20,035)

Operating Activities:

For the nine months ended September 30, 2013 and the nine months ended September 30, 2012, we reported net loss of approximately $38.7 million and $52.4 million, respectively, and cash flows used in operating activities of approximately $41.5 million and $19.2 million, respectively. Our net loss from Former Puma’s date of inception, September 15, 2010, through September 30, 2013 amounted to approximately $123.3 million, while negative cash flow from operating activities amounted to approximately $87.3 million for the same period.

For the nine months ended September 30, 2013, the net cash used in operating activities, noted above, consisted of approximately $38.7 million of net loss excluding non-cash items, an increase in Licensor receivable of approximately $0.7 million and an increase of approximately $4.4 million in prepaid expenses and other assets. Accrued expenses and accounts payable decreased $2.5 million during the nine months ended September 30, 2013, due to the payments made during 2013 mainly related to the Licensor legacy clinical trials. The increase in Licensor receivable (see Note 2—Significant Accounting Policies: Research and Development Reimbursement) represents external charges for services provided by third parties pertaining to the legacy clinical trials. We received payments of approximately $14.6 million (including offsetting amounts to Licensor payables) related to legacy clinical trials from the Licensor. We anticipate continuing to receive payments for the remaining outstanding amounts in accordance with the terms of the license agreement. Per the license agreement, the Licensor has 60 days to review the invoices and supporting documentation. However, the Licensor review process and payment has been taking approximately 90 to 105 days. The increase in prepaid expenses and other assets of approximately $3.9 million reflects advance payments to our CROs and other service providers or suppliers as we ramp up our Phase II and Phase III trials while the remaining $0.5 million relates to insurance and other miscellaneous prepayments.

For the nine months ended September 30, 2012, the net cash used in operating activities, noted above, consisted of approximately $52.4 million of net loss excluding non-cash items, increased by a reduction in accounts payable and accrued expenses of approximately $26.0 million related to charges from transition activities billed to us as we assume clinical trial responsibilities from the Licensor of our lead product candidate. Approximately $4.3 million of accrued expenses represents duplication of effort as the Licensor transferred clinical trial knowledge and responsibility to us.

Investing Activities:

During the nine months ended September 30, 2013, we invested approximately $44.4 million of excess cash in corporate bonds and $0.4 million in the purchase of property and equipment, compared to approximately $0.4 million in the purchase of property and equipment, $0.2 million for leasehold improvements and $0.2 million for a standby letter of credit for our office space lease for the nine months ended September 30, 2012.

Financing Activities:

During the nine months ended September 30, 2013, we received proceeds from the exercise of stock options of $0.1 million. We did not engage in financing activities for the nine months ended September 30, 2012.

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

While we believe that the approximately $95.6 million in cash, cash equivalents and marketable securities and the $11.3 million Licensor receivable as of September 30, 2013, will be sufficient to enable us to meet our anticipated expenditures through 2014 and into 2015, we may seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We expect to continue incurring significant losses for the foreseeable future and our continuing operations will depend on whether we are able to raise additional funds through additional equity or debt financing or by entering into a strategic alliance with a third party concerning one or more of our product candidates. Through September 30, 2013, a significant portion of our financing has been through a public offering and private placements of our equity securities. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital raised will be sufficient to meet our needs. Further, in light of current economic conditions, including the lack of access to the capital markets being experienced by small companies, particularly in our industry, there can be no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future, we may be forced to delay or discontinue the development of one or more of our product candidates and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

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

Reconciliation of GAAP and Non-GAAP Financial Information

(in thousands except share and per share data)

	GAAP Measure (Reported) Three Months	Expense Adjustments		Non-GAAP Measure Three Months	GAAP Measure (Reported) Nine Months	Expense Adjustments		Non-GAAP Measure Nine Months
	Ended September 30,	Stock-based	Licensor legacy	Ended September 30,	Ended September 30,	Stock-based	Licensor legacy	Ended September 30,
	2013	compensation	clinical trials	2013	2013	compensation	clinical trials	2013
Operating expense:
General and administrative	$2,263	$(473)	$—	$1,790	$6,804	$(1,354)	$—	$5,450
Research and development	12,068	(1,333)	(181)	10,554	32,040	(3,072)	(706)	28,262

Loss from operations	(14,331)	1,806	181	(12,344)	(38,844)	4,426	706	(33,712)

Other income (expense):
Interest income	9	—	—	9	128	—	—	128
Other expense	39	—	—	39	3	—	—	3

Totals	48	—	—	48	131	—	—	131

Net loss	$(14,283)	$1,806	$181	$(12,296)	$(38,713)	$4,426	$706	$(33,581)

Net loss applicable to common stock	$(14,283)	$1,806	$181	$(12,296)	$(38,713)	$4,426	$706	$(33,581)

Net loss per common share—basic and diluted	$(0.50)	$0.06	$0.01	$(0.43)	$(1.35)	$0.15	$0.02	$(1.17)

Weighted-average common shares outstanding—basic and diluted	28,682,055	28,682,055	28,682,055	28,682,055	28,678,439	28,678,439	28,678,439	28,678,439

	GAAP Measure (Reported) Three Months	Expense adjustments		Non-GAAP Measure Three Months	GAAP Measure (Reported) Nine Months	Expense Adjustments		Non-GAAP Measure Nine Months
	Ended September 30,	Stock-based	Licensor legacy	Ended September 30,	Ended September 30,	Stock-based	Licensor legacy	Ended September 30,
	2012	compensation	clinical trials	2012	2012	compensation	clinical trials	2012
Operating expense:
General and administrative	$8,094	$(6,575)	$—	$1,519	$11,149	$(6,540)	$—	$4,609
Research and development	17,779	(248)	(15,459)	2,072	41,354	(530)	(33,902)	6,922

Loss from operations	(25,873)	6,823	15,459	(3,591)	(52,503)	7,070	33,902	(11,531)

Other income (expense):
Interest income	14	—	—	14	63	—	—	63
Other expense	—	—	—	—	—	—	—	—

Totals	14	—	—	14	63	—	—	63

Net loss	$(25,859)	$6,823	$15,459	$(3,577)	$(52,440)	$7,070	$33,902	$(11,468)

Net loss applicable to common stock	$(25,859)	$6,823	$15,459	$(3,577)	$(52,440)	$7,070	$33,902	$(11,468)

Net loss per common share—basic and diluted	$(1.29)	$0.34	$0.77	$(0.18)	$(2.62)	$0.35	$1.69	$(0.58)

Weighted-average common shares outstanding—basic and diluted	20,040,000	20,040,000	20,040,000	20,040,000	20,040,000	20,040,000	20,040,000	20,040,000

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet agreements,” as defined by SEC regulations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investing activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalents and available-for-sale investments in a variety of securities, which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes because of the relatively short maturities of our investments and we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We manage our sensitivity to these risks by maintaining investment grade short-term investments. We do not purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of September 30, 2013, our investments consisted primarily of corporate obligations. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or 10% decrease in interest rates due mainly to the short-term nature of our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Additionally, we do not invest in foreign currencies or other foreign investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance and Administration, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Finance and Administration have concluded that these disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings. Additionally, we are not aware of any contemplated proceedings against us by any governmental authority.

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

Recent Sales of Unregistered Securities

We did not sell any of our equity securities without registration under the Securities Act of 1933, as amended, during the quarter ended September 30, 2013.

Use of Proceeds from the Sale of Registered Securities

On October 18, 2012, our Registration Statement on Form S-1, as amended (File No. 333-184187), was declared effective for our first registered offering. As a result of the offering, we received net proceeds of approximately $129.2 million. Through September 30, 2013, approximately $26.8 million of the net proceeds from the offering have been used to fund the ongoing clinical programs for our lead drug candidate and for other general corporate purposes. We have invested the unused proceeds from the offering in a variety of capital preservation investments, including money market funds and short-term, investment grade, interest-bearing securities. There has been no material change in our planned use of proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) made any purchases of our equity securities during the quarter ended September 30, 2013.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUMA BIOTECHNOLOGY, INC.

Date: November 12, 2013	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2013	By:	/s/ Charles R. Eyler
Charles R. Eyler
Senior Vice President, Finance and Administration and Treasurer
(Principal Financial and Accounting Officer)