Form 10-Q
period 2014-09-30
PUMA BIOTECHNOLOGY, INC.
filed 2014-11-10
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 30,148,039 shares of Common Stock, par value $0.0001 per share, were outstanding as of November 3, 2014.

PUMA BIOTECHNOLOGY, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:
Item 1.	Financial Statements:	1
	Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013, and from September 15, 2010 (Date of Inception) to September 30, 2014 (Unaudited)	2
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2014 and 2013, and from September 15, 2010 (Date of Inception) to September 30, 2014 (Unaudited)	3
	Condensed Consolidated Statements of Stockholders’ Equity for the Period from September 15, 2010 (Date of Inception) through September 30, 2014 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013, and from September 15, 2010 (Date of Inception) to September 30, 2014 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II – OTHER INFORMATION:
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24
Signatures		25

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2014	2013
	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$28,263	$43,044
Marketable securities	125,597	40,904
Licensor receivable	1,760	9,813
Prepaid expenses and other, current	4,477	2,635
Total current assets	160,097	96,396
Property and equipment, net	1,910	1,684
Prepaid expenses and other, long-term	8,831	5,080
Restricted cash	1,215	1,214
Total assets	$172,053	$104,374
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,448	$10,692
Accrued expenses	10,911	8,579
Total current liabilities	29,359	19,271
Deferred rent	1,091	1,116
Total liabilities	30,450	20,387
Commitments and contingencies (note 7)
Stockholders' equity:
Common stock - $.0001 par value; 100,000,000 shares authorized; 30,117,819 issued and outstanding at September 30, 2014, and 28,991,289 issued and outstanding at December 31, 2013	3	3
Additional paid-in capital	375,451	223,232
Accumulated other comprehensive income (loss)	(118)	3
Deficit accumulated during the development stage	(233,733)	(139,251)
Total stockholders' equity	141,603	83,987
Total liabilities and stockholders' equity	$172,053	$104,374

See Accompanying Notes to the Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(unaudited)

					Period from
					September 15, 2010
					(date of inception) to
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2014	2013	2014	2013	2014
Operating expenses:
General and administrative	$3,867	$2,263	$11,296	$6,804	$55,235
Research and development	32,092	12,068	83,387	32,040	178,895
Totals	35,959	14,331	94,683	38,844	234,130
Loss from operations	(35,959)	(14,331)	(94,683)	(38,844)	(234,130)
Other income (expenses):
Interest income	111	9	223	128	497
Other income (expense)	4	39	(22)	3	(100)
Totals	115	48	201	131	397
Net loss	$(35,844)	$(14,283)	$(94,482)	$(38,713)	$(233,733)
Net loss applicable to common stock	$(35,844)	$(14,283)	$(94,482)	$(38,713)	$(233,733)
Net loss per common share—basic and diluted	$(1.19)	$(0.50)	$(3.16)	$(1.35)
Weighted-average common shares outstanding—basic and diluted	30,117,819	28,682,055	29,936,254	28,678,439

See Accompanying Notes to the Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

					Period from
	Three Months Ended		Nine Months Ended		September 15, 2010
	September 30,		September 30,		(date of inception) to
	2014	2013	2014	2013	September 30, 2014
Net loss	$(35,844)	$(14,283)	$(94,482)	$(38,713)	$(233,733)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(41)	66	(121)	(8)	(118)
Comprehensive loss	$(35,885)	$(14,217)	$(94,603)	$(38,721)	$(233,851)

See Accompanying Notes to the Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 15, 2010 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2014

(in thousands except share data)

(unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Income (Loss)	Stage	Total
Balances, beginning	—	$—	$—	$—	$—	$—
Common stock issued for cash at $0.0001 per share	4,000,000	—	—	—	—	—
Paid-in capital	—	—	7	—	—	7
Net loss	—	—	—	—	(7)	(7)
Balance at December 31, 2010	4,000,000	—	7	—	(7)	—
Paid-in capital	—	—	61	—	—	61
Issuance of shares of common stock through private placements at $3.75 per share, net of issuance costs	16,000,000	2	56,739	—	—	56,741
Conversion of stockholder's note payable to equity	40,000	—	150	—	—	150
Stock option compensation	—	—	67	—	—	67
Anti-dilutive warrant	—	—	7,586	—	—	7,586
Net loss	—	—	—	—	(10,233)	(10,233)
Balance at December 31, 2011	20,040,000	2	64,610	—	(10,240)	54,372
Issuance of shares of common stock through equity placement at $16.00 per share, net of issuance costs	8,625,000	1	129,213	—	—	129,214
Stock option compensation	—	—	1,408	—	—	1,408
Anti-dilutive warrant	—	—	18,222	—	—	18,222
Exercises of stock options	11,666	—	45	—	—	45
Net loss	—	—	—	—	(74,352)	(74,352)
Balance at December 31, 2012	28,676,666	3	213,498	—	(84,592)	128,909
Stock option compensation	—	—	7,519	—	—	7,519
Exercises of stock options	314,623	—	2,215	—	—	2,215
Unrealized gain on available for sale securities	—	—	—	3	—	3
Net loss	—	—	—	—	(54,659)	(54,659)
Balance at December 31, 2013	28,991,289	3	223,232	3	(139,251)	83,987
Stock option compensation	—	—	22,779	—	—	22,779
Issuance of shares of common stock through equity placement at $122.50 per share, net of issuance costs	1,126,530	—	129,440	—	—	129,440
Unrealized loss on available for sale securities	—	—	—	(121)	—	(121)
Net loss	—	—	—	—	(94,482)	(94,482)
Balance at September 30, 2014	30,117,819	$3	$375,451	$(118)	$(233,733)	$141,603

See Accompanying Notes to the Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

			Period from
			September 15, 2010
			(date of
	Nine Months Ended		inception) to
	September 30,		September 30,
	2014	2013	2014
Operating activities:
Net loss	$(94,482)	$(38,713)	$(233,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	438	298	1,137
Build-out allowance received from landlord	—	—	903
Stock option expense	22,779	4,426	31,773
Anti-dilutive warrant	—	—	25,808
Changes in operating assets and liabilities:
Licensor receivable	8,053	(682)	(1,760)
Prepaid expenses and other	(5,593)	(4,357)	(13,308)
Accounts payable	7,756	9,248	18,448
Accrued expenses	2,332	(11,723)	10,911
Accrual of deferred rent	(25)	34	188
Net cash used in operating activities	(58,742)	(41,469)	(159,633)
Investing activities:
Purchase of property and equipment	(554)	(435)	(2,023)
Expenditures for leasehold improvements	(110)	(3)	(1,024)
Restricted cash	(1)	(1)	(1,215)
Purchase of available-for-sale securities	(132,260)	(44,385)	(181,607)
Sale/maturity of available-for-sale securities	47,446	—	55,892
Net cash used in investing activities	(85,479)	(44,824)	(129,977)
Financing activities:
Proceeds from issuance of stockholder's convertible note payable	—	—	150
Net proceeds from issuance of common stock	129,440	—	315,395
Net proceeds from exercise of options	—	146	2,260
Capital contributions by stockholder	—	—	68
Net cash provided by financing activities	129,440	146	317,873
Net increase (decrease) in cash and cash equivalents	(14,781)	(86,147)	28,263
Cash and cash equivalents, beginning of period	43,044	137,408	—
Cash and cash equivalents, end of period	$28,263	$51,261	$28,263
Supplemental disclosures of non-cash investing and financing activities:
Conversion of stockholder's note payable to common stock	$—	$—	$150

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

Basis of Presentation:

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products.  Through September 30, 2014, its primary focus has been the transition of operational responsibility for its lead drug candidate, PB272 (neratinib (oral)), from Pfizer, Inc., or the Licensor, to the Company (see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and Note 7 to these Condensed Consolidated Financial Statements, for additional information on the license agreement) along with the execution of clinical trials in HER2-positive metastatic breast cancer, HER2-positive neoadjuvant breast cancer, HER2-positive adjuvant breast cancer, as well as clinical trials in advanced cancer patients with tumors that have HER2-mutations, including non-small cell lung cancer, HER2-negative breast cancer, and other solid tumors. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2014, or for any subsequent period. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated balance sheet at December 31, 2013, has been derived from the audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The Company has reported a net loss of approximately $35.8 million and $94.5 million and negative cash flows from operations of approximately $24.3 million and $58.7 million for the three and nine months ended September 30, 2014, respectively. The net loss from the date of inception, September 15, 2010, to September 30, 2014, amounted to approximately $233.7 million, while the negative cash flows from operations from the date of inception amounted to approximately $159.6 million. For the three and nine months ended September 30, 2014, the Company’s net loss was impacted by the amendment to the license agreement with Pfizer signed during July 2014, which resulted in the Company recognizing the expenses incurred in connection with the ongoing clinical trials after December 31, 2013.  Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities through the drug development process.

The Company’s continued operations will depend on its ability to raise funds through various potential sources such as equity and debt financing. Through September 30, 2014, the Company’s financing was primarily through public offerings of Company common stock and private equity placements. Given the current and desired pace of clinical development of its product candidates, management estimates that the Company has sufficient cash on hand to fund clinical development through 2015 and into 2016. The Company will need additional financing thereafter until it can achieve profitability, if ever. The Company may choose to raise additional capital before 2016 in order to fund its future development activities. There can be no assurance that such capital will be available on favorable terms, or at all, or that any additional capital that the Company is able to obtain will be sufficient to meet its needs. If it is unable to raise additional capital, the Company could likely be forced to curtail desired development activities, which will delay the development of its product candidates.

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

Licensor Receivable:

Licensor receivable represents the remaining 2013 and prior external “out of pocket” clinical trial costs in excess of an agreed upon “cap” for clinical trials that were ongoing at the time the licensing agreement with the Licensor was reached. In July 2014, the license agreement was amended to make the Company solely responsible for the expenses incurred or accrued in conducting the ongoing legacy clinical trials after December 31, 2013, and to fix the future royalty rate that must be paid to the Licensor upon commercialization in the low to mid teens. The Company has not established a reserve against this receivable as it is deemed to be fully collectible.

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

Following are the major categories of assets measured at fair value on a recurring basis as of September 30, 2014, and December 31, 2013, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

September 30, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents	$17,974	$—	$—	$17,974
Marketable securities - corporate bonds	—	92,308	—	92,308
Marketable securities - US government		11,502		11,502
Marketable securities - commercial paper	—	21,786	—	21,786
	$17,974	$125,596	$—	$143,570

December 31, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents	$41,598	$—	$—	$41,598
Marketable securities - corporate bonds	—	40,904	—	40,904
	$41,598	$40,904	$—	$82,502

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

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents. The Company’s cash and cash equivalents in excess of the Federal Deposit Insurance Corporation and the Securities

Investor Protection Corporation insured limits at September 30, 2014, were approximately $29.3 million. The Company does not believe it is exposed to any significant credit risk.

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

The Company assesses the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through September 30, 2014.

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

In instances where the Company enters into agreements with third parties for clinical trials and other consulting activities, upfront amounts are recorded to prepaid expenses and other in the accompanying condensed consolidated balance sheets and expensed as services are performed or as the underlying goods are delivered. If the Company does not expect the services to be rendered or goods to be delivered, any remaining capitalized amounts for non-refundable upfront payments are charged to expense immediately. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments and payments upon the completion of milestones or receipt of deliverables.

Costs related to the acquisition of technology rights and patents for which development work is still in process are charged to operations as incurred and considered a component of research and development costs.

Research and Development Reimbursement:

The license agreement set a “cap” on the amount of external expenses the Company would incur, beginning January 1, 2012, in completing the clinical trials transferred from the Licensor to the Company. The license agreement was amended in July 2014 which made the Company solely responsible for the expenses incurred or accrued in conducting the ongoing legacy clinical trials after December 31, 2013.  In addition, as part of the amended license agreement, the Company will pay the Licensor a fixed royalty rate in the low to mid teens upon commercialization of licensed products. The license agreement originally stipulated that the Licensor would be responsible for all external expenses associated with the transferred clinical trials and that the Company would invoice for such costs on a quarterly basis. The Licensor had 60 days to review the invoice and supporting documentation. All amounts reimbursed from the licensor represent charges for services provided by third parties and not the Company. Accordingly, the Company has elected to treat the reimbursed costs as “pass-through” expenses billable to the Licensor and as an offset to R&D expenses. R&D expenses are recorded net of any excess cap costs billed to the Licensor. The Company recognized approximately $3.4 million and $13.1 million of excess cap costs during the three months and nine months ended September 30, 2013, respectively. Pursuant to the amendment to the original license agreement, no reduction in the expenses related to the licensor legacy clinical trials that were in excess of a cap on such expenses set forth in the license agreement was recorded in the three and nine months ended September 30, 2014.

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

Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods presented, as required by ASC 260, Earnings per Share. Diluted earnings per common share are the same as basic earnings per share because the assumed exercise of the Company’s outstanding options are anti-dilutive. For the three and nine months ended September 30, 2014, potentially dilutive securities excluded from the calculations were 3,778,307 shares issuable upon exercise of options, 28,411 performance shares issuable upon attainment of stock price objectives over the vesting period of the performance share awards and 2,116,250 shares issuable upon exercise of an outstanding warrant. For the three and nine months ended September 30, 2013, potentially dilutive securities excluded from the earnings per common share calculation were 2,373,309 shares issuable upon exercise of options and 2,116,250 shares issuable upon exercise of an outstanding warrant.

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

In August 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-15 Presentation of Financial Statements – Going Concern, or ASU No. 2014-15, which provides guidance on how management will evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued.    ASU No. 2014-15 will become effective for the Company in the fourth quarter of 2016, although early adoption is allowed. The Company is currently evaluating this guidance and expects the financial impact on the Company to be negligible.

Reclassifications:

Certain amounts for 2013 have been reclassified to conform to the current year’s presentation.

Note 3—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Short-term:
CRO services	$1,584	$863
Other clinical development	2,463	1,089
Insurance	228	554
Other	202	129
	4,477	2,635
Long-term:
CRO services	5,302	1,509
Other clinical development	3,318	3,359
Insurance	159	142
Other	52	70
	8,831	5,080
Totals	$13,308	$7,715

Note 4—Property and Equipment:

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Leasehold improvements	$1,024	$914
Computer equipment	1,189	874
Telephone equipment	86	82
Furniture and fixtures	748	513
	3,047	2,383
Less: accumulated depreciation and amortization	(1,137)	(699)
Totals	$1,910	$1,684

Note 5—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Accrued CRO/licensor services	$3,838	$4,801
Accrued other clinical development	3,712	2,369
Accrued legal fees	250	84
Accrued compensation	2,975	1,066
Other	136	259
	$10,911	$8,579

Accrued CRO/licensor services represent the Company’s estimate of such costs as of September 30, 2014, and will be adjusted in the period the actual costs become known. Accrued compensation includes estimated bonus and earned but unused vacation for full-time employees. When actual performance bonuses are paid out to employees on the employee’s anniversary of hire, the bonus expense will be adjusted to reflect the actual expense for the year. Additionally, vacation is accrued at the rate the employee earns vacation and reduced as vacation is used by the employee.

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

Stock-Based Compensation:

The Company’s 2011 Incentive Award Plan, or the 2011 Plan, was adopted by the Board of Directors and stockholders of the Company on September 15, 2011.  An amendment to the 2011 Plan, or the 2011 Plan Amendment, was adopted by the Board of Directors on June 4, 2014, and the stockholders of the Company on June 10, 2014.    The 2011 Plan Amendment increased the number of shares reserved from 3,529,412 to 6,529,412.  Pursuant to the amended 2011 Plan (referred to hereafter as the 2011 Plan), the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation such as performance shares. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. The performance shares are valued at market value less par value and vest over three years, with the number of shares to be issued determined by the market price on the vesting date. The maximum number of shares issuable pursuant to a performance share award is established on the grant date.

Employee stock-based compensation for the three and nine months ended September 30, 2014 and 2013, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation:	(in thousands except share and per share data)
Options-
Research and development	$8,726	$1,333	$17,690	$3,072
General and administrative, or G&A	1,377	473	4,081	1,354
Performance shares - R&D	346	—	1,008	—
Total stock-based compensation expense	$10,449	$1,806	$22,779	$4,426
Impact on basic and diluted net loss per share	$0.35	$0.06	$0.76	$0.15
Weighted average shares (basic and diluted)	30,117,819	28,682,055	29,936,254	28,678,439

Performance Shares:

During January 2014, performance share awards were granted to certain employees that provide for a maximum of 28,411 common stock shares to be issued. These shares vest over three years on the first, second and third anniversary of December 15, 2013. On each vesting date, if the Company’s closing common stock price is equal to $102.46 per share, one-third of the 28,411 shares will be awarded. If the Company’s closing common stock price is either lesser or greater than $102.46 per share, the number of common stock shares to be issued will be adjusted to be less than one-third of the 28,411 shares. No shares will be awarded if the Company’s closing common stock price is less than $47.53 per share at the vesting dates. The performance shares are valued on the grant date and the fair value of the performance award is equal to the market price of the Company’s common stock on the grant date. The performance share expense is recognized based on the Company’s estimate of a range of probabilities that the Company’s closing common stock price will be lower or higher than $102.46 on the vesting dates. Based on the range of probabilities, the expense is calculated and recognized over the three-year vesting period.

Stock Options:

The fair value of options granted to employees was estimated using the Black-Scholes Option Pricing Method (see Note 2—Significant Accounting Policies) with the following weighted-average assumptions used during the nine months ended September 30, 2014 and 2013:

	2014	2013
Dividend yield	0.0%	0.0%
Expected volatility	81.8%	85.4%
Risk-free interest rate	1.8%	1.3%
Expected life in years	5.85	5.85

Activity with respect to options granted under the 2011 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	2,604,224	$23.75
Granted during 2014	1,211,583	$124.78
Forfeited during 2014	(37,500)	$58.01
Exercised during 2014	—	$—
Outstanding at September 30, 2014	3,778,307	$55.12	8.6	$699,381
Unvested at September 30, 2014	2,298,608	$82.55	8.3	$364,868
Exercisable at September 30, 2014	1,479,699	$12.50	7.8	$334,513

At September 30, 2014, total estimated unrecognized employee compensation cost related to non-vested stock options and performance shares granted prior to that date were approximately $109.1 million and $1.2 million, respectively. These unrecognized expenses are expected to be recognized over a weighted-average period of 2.5 years for stock options and 1.5 years for performance shares. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2014 and 2013, were $86.83 per share and $25.95 per share, respectively.

		Weighted
		Average
		Grant-Date
Stock options	Shares	Fair Value
Nonvested shares at December 31, 2013	1,838,633	$20.18
Granted	1,211,583	86.83
Vested/Issued	(714,108)	12.52
Forfeited	(37,500)	40.43
Nonvested shares at September 30, 2014	2,298,608	$57.45

		Weighted
		Average
		Grant-Date
Performance shares	Shares	Fair Value
Nonvested shares at December 31, 2013	—	$—
Granted	28,411	102.46
Vested/Issued	—	—
Forfeited	—	—
Nonvested shares at September 30, 2014	28,411	$102.46

Note 7—Commitments and Contingencies:

In July 2014, the Company signed an amendment to the license agreement with the Licensor.  The amendment to the license agreement provides that the Company will now be solely responsible for the expenses incurred or accrued in conducting the ongoing legacy clinical trials after December 31, 2013.  The costs were previously the responsibility of the Licensor.

In addition, under the amended agreement, annual royalties to be paid on net sales of licensed products were reduced from a tiered royalty rate structure ranging between 10 to 20 percent to a fixed rate in the low to mid teens and the Licensor and the Company have agreed to continue to cooperate to effect the transfer to the Company of certain records, regulatory filings, materials and inventory controlled by the Licensor as promptly as reasonably practicable.

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

Unless otherwise provided in this Quarterly Report, references to the “Company,” “we,” “us,” and “our” refer to Puma Biotechnology, Inc., a Delaware corporation formed on April 27, 2007, and formerly known as Innovative Acquisitions Corp., together with its wholly-owned subsidiary, Puma Biotechnology Ltd. All references to “Former Puma” refer to Puma Biotechnology, Inc., a privately held Delaware corporation formed on September 15, 2010, that merged with and into us on October 4, 2011. This transaction was accounted for as a reverse acquisition whereby Former Puma was deemed to be the acquirer for accounting and financial reporting purposes and we were deemed to be the acquired party. Consequently, our financial statements prior to the reverse merger transaction reflect the assets and liabilities and the historical operations of Former Puma from its inception on September 15, 2010 through the closing of the reverse merger transaction on October 4, 2011. Our financial statements after completion of the reverse merger transaction include the assets and liabilities of us and Former Puma and the operations of Former Puma and us.

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

The license agreement for PB272 established a limit for our expenses related to the licensor-initiated clinical trials for PB272 that were ongoing at the time of the agreement and which we refer to as legacy clinical trials. This capped our “out-of-pocket” costs incurred in conducting the legacy clinical trials beginning January 1, 2012. The cap cost was reached during the fourth quarter of 2012, with the Licensor becoming responsible for the cost to complete the licensor legacy clinical trials.  The license agreement was amended in July 2014 whereby we became solely responsible for the costs incurred or accrued in conducting the legacy clinical trials after December 31, 2013.  The license amendment also adjusted the future royalty rate from a tiered royalty rate structure ranging between 10 to 20 percent to a fixed rate in the low to mid teens. Additionally, our expenses to date have been related to hiring staff, commencing company-sponsored clinical trials and the build out of our corporate infrastructure. As we proceed with clinical development of PB272 (neratinib (oral)), recognize expenses associated with the legacy clinical trials and further develop PB272 (neratinib (intravenous)) and PB357, our second and third product candidates, respectively, we expect our R&D expenses and expenses related to our third-party contractors will continue to increase.

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

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2014 from our accounting policies at December 31, 2013, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Summary of Expenses

General and administrative, or G&A, expenses consist primarily of salaries and related personnel costs (including stock-based compensation expense), professional fees, business insurance, rent, general legal activities, and other corporate expenses.

R&D expenses include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for manufacturing of clinical materials, and clinical trials including, as of December 31, 2013, the legacy clinical trials. During the three and nine months ended September 30, 2014, our R&D expenses consisted primarily of CRO costs, other clinical development costs and salaries and related personnel costs (including stock-based compensation expenses). We expense our R&D costs as they are incurred.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

General and administrative expenses:

For the three months ended September 30, 2014, G&A expenses were approximately $3.9 million, compared to approximately $2.3 million for the three months ended September 30, 2013. G&A expenses for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Percentage
General and administrative expenses	September 30,		Change
(in thousands)	2014	2013	2014/2013
Payroll and related costs	$759	$644	18%
Professional fees and expenses	939	554	69%
Facility and equipment costs	433	290	49%
Employee stock-based compensation expense	1,377	473	191%
Insurance and business licenses/taxes	158	117	35%
Other	201	185	9%
	$3,867	$2,263	71%

For the three months ended September 30, 2014, G&A expenses increased approximately $1.6 million compared to the same period in 2013.  Payroll and related costs increased to approximately $0.8 million for the three months ended September 30, 2014 from approximately $0.6 million for the same period in 2013, as headcount increased to 14 from nine to support our corporate growth.  Professional fees and expenses increased to approximately $0.9 million for the three months ended September 30, 2014 from approximately $0.6 million for the same period in 2013.  Professional fees and expenses consist of legal, auditing and consulting fees for compliance with the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley, and investor relations.  Facility and equipment costs increased to approximately $0.4 million as we added leased office space.  We recently leased additional suites in our Los Angeles office and our South San Francisco location and therefore expect our facility costs to continue to increase.   Employee stock-based compensation expense increased to approximately $1.4 million for the three months ended September 30, 2014 compared to approximately $0.5 million for the same period in 2013.  The increase reflects the increase in our stock price as well as the increase in the number of option grants issued to employees.  Insurance and business taxes increased to approximately $0.2 million for the three months ended September 30, 2014, compared to approximately $0.1 million for the same period in 2013 due to increased levels of insurance held by the Company and increased business taxes.  We expect G&A expenses to continue to increase moderately as we increase headcount and as our new leases become effective to support anticipated growth.

Research and development expenses:

For the three months ended September 30, 2014, R&D expenses were approximately $32.1 million, compared to approximately $12.1 million for the three months ended September 30, 2013. R&D expenses for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Percentage
Research and development expenses	September 30,		Change
(in thousands)	2014	2013	2014/2013
Outside CRO/licensor services	$9,179	$2,972	209%
Outside other clinical development	7,696	3,711	107%
Internal regulatory affairs and quality assurance	2,045	1,720	19%
Internal clinical development	3,850	2,132	81%
Internal chemical manufacturing	249	200	25%
Employee stock-based compensation	9,073	1,333	581%
	$32,092	$12,068	166%

For the three months ended September 30, 2014, R&D expenses increased approximately $20.0 million compared to the same period in 2013. Approximately $4.4 million of this increase, $3.4 million in outside CRO/licensor services and $1.0 million in outside other clinical development, resulted from the amendment to the license agreement with the licensor.  This amendment makes us solely responsible for the expenses incurred or accrued in conducting the ongoing legacy clinical trials after December 31, 2013.  These expenses would have previously been the licensor’s responsibility.  We expect additional R&D expenses of approximately $15 million over the remaining life of the trials and further anticipate that a significant portion of this amount will occur in the next two quarters. Outside CRO/licensor services for Company-initiated clinical trials accounted for approximately $2.8 million of the increase.  Outside other clinical development increased to approximately $7.7 million for the three months ended September 30, 2014, compared to approximately $3.7 million for the same period in 2013.  The approximately $4.0 million increase can primarily be attributed to  an increase in contract chemical manufacturing from approximately $0.2 million for the three months ended September 30, 2013, to approximately $3.5 million for the three months ended September 30, 2014, due to the increased activity in Company-initiated clinical trials.  The increases in internal regulatory affairs and quality assurance, internal clinical development and internal chemical manufacturing, as well as employee stock-based compensation, were driven by an increase in full-time R&D headcount to 99 from 58 as of September 30, 2014 and 2013, respectively.  We expect R&D expenses to continue to increase as we recognize the additional expenses associated with the legacy clinical trials and as we hire additional R&D employees during the remainder of 2014 to support the filing of a New Drug Application with the FDA and a Marketing Authorization Application with the European Medicines Agency during 2015.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

General and administrative expenses:

For the nine months ended September 30, 2014, G&A expenses were approximately $11.3 million, compared to approximately $6.8 million for the nine months ended September 30, 2013. G&A expenses for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended		Percentage
General and administrative expenses	September 30,		Change
(in thousands)	2014	2013	2014/2013
Payroll and related costs	$2,255	$1,880	20%
Professional fees and expenses	2,287	1,732	32%
Facility and equipment costs	1,313	929	41%
Employee stock-based compensation expense	4,081	1,354	202%
Insurance and business licenses/taxes	518	328	58%
Other	842	581	45%
	$11,296	$6,804	66%

For the nine months ended September 30, 2014, G&A expenses increased approximately $4.5 million compared to the same period in 2013.  Payroll and related costs increased to approximately $2.3 million as headcount increased to 14 from nine to support our corporate growth.  Professional fees and expenses increased to approximately $2.3 million for the nine months ended September 30, 2014 from approximately $1.7 million for the same period in 2013 due to supporting our overall growth.  Facility and equipment costs increased to approximately $1.3 million as we added leased office space.  We recently leased additional suites in our Los Angeles office and in our South San Francisco location and therefore expect our facility costs to continue to increase.   Employee stock-based compensation expense increased to approximately $4.1 million for the nine months ended September 30, 2014, compared to approximately $1.4 million for the nine months ended September 30, 2013.  The increase reflects the increase in our stock price as well as the increase in the number of option grants issued to employees.  Insurance and business taxes increased to approximately $0.5 million for the nine months ended September 30, 2014, compared to approximately $0.3 million for the same period in 2013, due to increased levels of insurance held by us and increased business taxes.

Research and development expenses:

For the nine months ended September 30, 2014, R&D expenses were approximately $83.4 million, compared to approximately $32.0 million for the nine months ended September 30, 2013. R&D expenses for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended		Percentage
Research and development expenses	September 30,		Change
(in thousands)	2014	2013	2014/2013
Outside CRO/licensor services	$29,785	$8,966	232%
Outside other clinical development	18,004	10,464	72%
Internal regulatory affairs and quality assurance	5,558	4,231	31%
Internal clinical development	10,673	4,886	118%
Internal chemical manufacturing	668	421	59%
Employee stock-based compensation	18,699	3,072	509%
	$83,387	$32,040	160%

For the nine months ended September 30, 2014, R&D expenses increased approximately $51.4 million compared to the same period in 2013.  Approximately $16.6 million of this increase, $13.4 million in outside CRO/licensor services and $3.2 million in outside other clinical development, resulted from the amendment of the license agreement with the licensor.  This amendment makes us solely responsible for the expenses incurred or accrued in conducting the ongoing legacy clinical trials after December 31, 2013.  Of the approximately $20.8 million increase in outside CRO/licensor services, approximately $7.4 million were used for Company-initiated clinical trials.  Outside other clinical development increased to approximately $18.0 million for the nine months ended September 30, 2014, compared to approximately $10.5 million for the same period in 2013.  Of the approximately $7.5 million increase, approximately $1.0 million was related to licensor legacy clinical trials and the remaining $6.5 million was related to Company-initiated trials due to the increased activity in these clinical trials.  The increases in internal regulatory affairs and quality assurance, internal clinical development and internal chemical manufacturing, and employee stock-based compensation were driven by an increase in full-time R&D headcount to 99 from 58 as of September 30, 2014 and 2013, respectively.

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

Interest income:

For the three and nine months ended September 30, 2014, we recognized approximately $111,000 and $223,000, respectively, in interest income compared to approximately $9,000 and $128,000, respectively, for the three and nine months ended September 30, 2013. This increase in interest income is due to transferring funds from money market investments to longer-term higher yielding investments.  As these longer-term investments mature,  the interest is realized.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2014, and is intended to supplement the more detailed discussion that follows:

Liquidity and capital resources (in thousands)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$28,263	$43,044
Marketable securities	125,597	40,904
Working capital	130,738	77,125
Stockholders' equity	141,603	83,987

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash provided by (used in):
Operating activities	$(58,742)	$(41,469)
Investing activities	(85,479)	(44,824)
Financing activities	129,440	146
Increase (decrease) in cash	$(14,781)	$(86,147)

Operating Activities:

For the nine months ended September 30, 2014, and the nine months ended September 30, 2013, we reported net loss of approximately $94.5 million and $38.7 million, respectively, and cash flows used in operating activities of approximately $58.7 million and $41.5 million, respectively. Our net loss from Former Puma’s date of inception, September 15, 2010, through September 30, 2014, amounted to approximately $233.7 million, while negative cash flow from operating activities amounted to approximately $159.6 million for the same period.

For the nine months ended September 30, 2014, the net cash used in operating activities, noted above, consisted of approximately $23.2 million of non-cash items such as depreciation and stock option expense, a decrease in licensor receivable of approximately $8.1 million and an increase of approximately $5.6 million in prepaid expenses and other assets due to the purchase of comparator drugs for use in our clinical trials. Accrued expenses and accounts payable increased approximately $10.1 million during the nine months ended September 30, 2014, due to increased activity in the licensor legacy and our clinical trials during the nine months ended September 30, 2014. The decrease in licensor receivable was related to the amendment of the license agreement.

For the nine months ended September 30, 2013, the net cash used in operating activities, noted above, consisted of approximately $4.7 million of non-cash items such as depreciation and stock option expense, decreased by an increase in accounts payable and accrued expenses of approximately $2.5 million. Further increasing the net loss to arrive at the net cash used in operating activities was an increase in licensor receivable of approximately $0.7 million. Prepaid expenses increased approximately $4.4 million to make up remaining cash used in operating activities as we made advance payments to CROs and other service providers as we ramped up our Phase II and Phase III trials.

Investing Activities:

During the nine months ended September 30, 2014, net cash used in investing activities was approximately $85.5 million. This was made up of approximately $132.3 million used for investments of excess cash made in accordance with our investment policy, offset by $47.4 million cash received from corporate bonds that matured and approximately $0.6 million used to purchase property and equipment, approximately $0.1 million used for expenditures for leasehold improvements compared to approximately $44.4 million for the purchase of available-for-sale securities and $0.4 million in the purchase of property and equipment during the nine months ended September 30, 2013.

Financing Activities:

During the nine months ended September 30, 2014, we received proceeds of approximately $129.4 million from the closing of the February 2014 public offering of our common stock. During the nine months ended September 30, 2013, we received proceeds from the exercise of stock options of $0.1 million.

Current and Future Financing Needs:

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our R&D efforts. Given the current and desired pace of clinical development of our product candidates, over the next 12 months we estimate that our R&D spending will be approximately $85 million to $100 million, excluding stock-based compensation. We anticipate spending approximately $8 million to $9 million for general and administrative expenses over the next 12 months, excluding stock-based compensation. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.

While we believe that the approximately $153.9 million in cash, cash equivalents and marketable securities and the $1.8 million licensor receivable as of September 30, 2014, will be sufficient to enable us to meet our anticipated expenditures through 2015 and into 2016, we may seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We expect to continue incurring significant losses for the foreseeable future and our continuing operations will depend on whether we are able to raise additional funds through additional equity or debt financing or by entering into a strategic alliance with a third party concerning one or more of our product candidates. Through September 30, 2014, a significant portion of our financing has been through public offerings and private placements of our equity securities. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital raised will be sufficient to meet our needs. Further, in light of current economic conditions, including the lack of access to the capital markets being experienced by small companies, particularly in our industry, there can be no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future, we may be forced to delay or discontinue the development of one or more of our product candidates and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

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

Reconciliation of GAAP and Non-GAAP Financial Information

(in thousands except share and per share data)

	GAAP Measure		Non-GAAP	GAAP Measure		Non-GAAP
	(Reported)	Expense	Measure	(Reported)	Expense	Measure
	Three Months	Adjustments	Three Months	Nine Months	Adjustments	Nine Months
	Ended		Ended	Ended		Ended
	September 30,	Stock-based	September 30,	September 30,	Stock-based	September 30,
	2014	compensation	2014	2014	compensation	2014
Operating expense:
General and administrative	$3,867	(1,377)	$2,490	$11,296	$(4,081)	$7,215
Research and development	32,092	(9,072)	23,020	83,387	(18,698)	64,689
Loss from operations	(35,959)	10,449	(25,510)	(94,683)	22,779	(71,904)
Other income (expense):
Interest income	111	—	111	223	—	223
Other expense	4	—	4	(22)	—	(22)
Totals	115	—	115	201	—	201
Net loss	$(35,844)	$10,449	$(25,395)	$(94,482)	$22,779	$(71,703)
Net loss applicable to common stock	$(35,844)	$10,449	$(25,395)	$(94,482)	$22,779	$(71,703)
Net loss per common share—basic and diluted	$(1.19)	$0.35	$(0.84)	$(3.16)	$0.76	$(2.40)
Weighted-average common shares outstanding—basic and diluted	30,117,819	30,117,819	30,117,819	29,936,254	29,936,254	29,936,254

	GAAP Measure		Non-GAAP	GAAP Measure		Non-GAAP
	(Reported)	Expense	Measure	(Reported)	Expense	Measure
	Three Months	Adjustments	Three Months	Nine Months	Adjustments	Nine Months
	Ended		Ended	Ended		Ended
	September 30,	Stock-based	September 30,	September 30,	Stock-based	September 30,
	2013	compensation	2013	2013	compensation	2013
Operating expense:
General and administrative	$2,263	$(473)	$1,790	$6,804	$(1,354)	$5,450
Research and development	12,068	(1,333)	10,735	32,040	(3,072)	28,968
Loss from operations	(14,331)	1,806	(12,525)	(38,844)	4,426	(34,418)
Other income (expense):
Interest income	9	—	9	128	—	128
Other expense	39	—	39	3	—	3
Totals	48	—	48	131	—	131
Net loss	$(14,283)	$1,806	$(12,477)	$(38,713)	$4,426	$(34,287)
Net loss applicable to common stock	$(14,283)	$1,806	$(12,477)	$(38,713)	$4,426	$(34,287)
Net loss per common share—basic and diluted	$(0.50)	$0.06	$(0.44)	$(1.35)	$0.15	$(1.20)
Weighted-average common shares outstanding—basic and diluted	28,682,055	28,682,055	28,682,055	28,678,439	28,678,439	28,678,439

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet agreements,” as defined by SEC regulations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investing activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalents and available-for-sale investments in a variety of securities, which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes because of the relatively short maturities of our investments and we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We manage our sensitivity to these risks by maintaining investment grade short-term investments. We do not purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of September 30, 2014, our investments consisted primarily of corporate obligations. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or 10% decrease in interest rates due mainly to the short-term nature of our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Additionally, we do not invest in foreign currencies or other foreign investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance and Administration, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Finance and Administration have concluded that these disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Securities

We did not sell any of our equity securities without registration under the Securities Act of 1933, as amended, during the quarter ended September 30, 2014.

Use of Proceeds from the Sale of Registered Securities

On October 18, 2012, our Registration Statement on Form S-1, as amended (File No. 333-184187), was declared effective for our first registered offering. As a result of the offering, we received net proceeds of approximately $129.2 million. Through September 30, 2014, approximately $109.9 million of the net proceeds from the offering have been used to fund the ongoing clinical programs for our lead drug candidate and for other general corporate purposes. We have invested the unused proceeds from the offering in a variety of capital preservation investments, including money market funds and short-term, investment grade, interest-bearing securities. There has been no material change in our planned use of proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) made any purchases of our equity securities during the quarter ended September 30, 2014.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS
(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
10.1 *	Amendment No. 1 to License Agreement dated July 18, 2014, between Puma Biotechnology, Inc. and Pfizer, Inc.
31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014

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

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.  The omitted portion has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUMA BIOTECHNOLOGY, INC.
Date: November 10, 2014	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 10, 2014	By:	/s/ Charles R. Eyler
Charles R. Eyler
Senior Vice President, Finance and Administration and Treasurer
(Principal Financial and Accounting Officer)