Form 10-K
period 2014-12-31
PUMA BIOTECHNOLOGY, INC.
filed 2015-03-02
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒ No    ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014, was $1,123,539,978 based upon the closing price of $66.00 per share of the registrant’s common stock on the New York Stock Exchange on Monday, June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 20, 2015, there were 31,919,229 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders, or the 2015 Proxy Statement, are incorporated by reference in Part III of the Form 10-K to the extent stated herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and may be forward-looking. These forward-looking statements include, but are not limited to, statements about:

●	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;
●	the anticipated timing of regulatory filings;
●	the regulatory approval of our drug candidates;
●	the anticipated timing of product revenues and the commercial availability of our drug candidates;
●	our use of clinical research organizations and other contractors;
●	our ability to find collaborative partners for research, development and commercialization of potential products;
●	our ability to market any of our products;
●	our history of operating losses;
●	our expectations regarding our costs and expenses;
●	our anticipated capital requirements and estimates regarding our needs for additional financing;
●	our ability to compete against other companies and research institutions;
●	our ability to secure adequate protection for our intellectual property;
●	our ability to attract and retain key personnel; and
●	our ability to obtain adequate financing.

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

We are a biopharmaceutical company with a focus on the acquisition, development and commercialization of innovative products to enhance cancer care. We aim to acquire proprietary rights to these products, by license or otherwise, fund their research and development and bring the products to market. Our efforts and resources to date have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel.

We currently license the rights to three drug candidates:

●

PB272 (neratinib (oral)), which we are developing for the treatment of patients with human epidermal growth factor receptor type 2, or HER2, positive breast cancer, and patients with non-small cell lung cancer, breast cancer and  other solid tumors that have a HER2 mutation;

●	PB272 (neratinib (intravenous)), which we are developing for the treatment of patients with advanced cancer; and
●	PB357, which we believe can serve as a backup compound to PB272, and which we are evaluating for further development.

We are initially focused on developing neratinib for the treatment of patients with HER2-positive breast cancer, HER2-mutated non-small cell lung cancer, HER2-negative breast cancer that has a HER2 mutation and other solid tumors that have an activating mutation in HER2. Studies show that approximately 20% to 25% of breast cancer tumors have an over-expression of the HER2 protein. Women with breast cancer that over-expresses HER2, referred to as HER2-positive breast cancer, are at greater risk for disease progression and death than women whose tumors do not over-express HER2. Therapeutic strategies, such as the use of Herceptin (trastuzumab), Perjeta (pertuzumab), and Kadcyla (T-DM1), produced by Genentech, and Tykerb (lapatinib), produced by GlaxoSmithKline, given either alone or in combination with chemotherapy, have been developed to improve the treatment of this cancer by binding to the HER2 protein. There are also a number of trials ongoing that involve various combinations of these drugs (for example, Perjeta plus Kadcyla). Based on pre-clinical studies and clinical trials to date, we believe that neratinib may offer an advantage over existing treatments by more potently inhibiting HER2 at a different site and using a different mechanism than these other drugs.

Currently, the only treatment approved by the U.S. Food and Drug Administration, or FDA, for the treatment of neoadjuvant (newly diagnosed) HER2-positive breast cancer is the combination of Perjeta plus Herceptin and taxane chemotherapy.  The FDA-approved therapy for the adjuvant treatment of HER2-positive early stage breast cancer is the combination of Herceptin and taxane chemotherapy.  The first-line therapy approved by the FDA, for treatment of HER2-positive metastatic breast cancer is the combination of Perjeta plus Herceptin and taxane chemotherapy. The drug Tykerb, given in combination with the chemotherapy drug capecitabine, is also FDA approved for the treatment of HER2-positive metastatic breast cancer that has failed prior treatment. In a Phase III clinical trial, patients with HER2-positive metastatic breast cancer who received the combination of Tykerb plus capecitabine demonstrated a median progression free survival, or PFS, of 27.1 weeks and a response rate of 23.7%.

We are exploring the safety and efficacy of neratinib (oral):

●	for the extended adjuvant treatment of HER2-positive breast cancer in patients who have completed adjuvant treatment with Herceptin;
●	for the treatment of HER2-positive neoadjuvant breast cancer;
●	for the treatment of patients with first line HER2-positive metastatic breast cancer in patients who have not previously received treatment in the metastatic setting;
●	for the treatment of HER2-positive metastatic breast cancer who have failed multiple prior treatments;
●	for the treatment of patients with HER2-positive metastatic breast cancer with brain metastases;
●	for the treatment of HER2-mutated non-small cell lung cancer;
●	for the treatment of patients with HER2-negative breast cancer that has a HER2 mutation; and

●	for the treatment of patients with solid tumors who have an activating HER2 mutation.

We have ongoing clinical trials for each of these indications and expect to report results from certain of these clinical trials in 2015.

We licensed the exclusive worldwide rights to our current drug candidates from Pfizer Inc., or Pfizer, which had previously been responsible for the clinical trials regarding neratinib. We have modified Pfizer’s clinical development strategy and during the next 12 to 18 months plan to:

●	continue to follow the patients in our Phase III trial of neratinib in the extended adjuvant treatment of HER2-positive early stage breast cancer who have been previously treated with Herceptin;
●	continue our Phase III clinical trial of neratinib in patients with HER2-positive metastatic breast cancer who have failed two or more prior treatments;
●

commence a Phase III trial of neratinib for the neoadjuvant treatment of HER2-positive breast cancer and a Phase II clinical trial for the neoadjuvant treatment of a subset of patients with HER2-negative breast cancer;

●

continue the ongoing Phase II clinical trials of neratinib in the neoadjuvant treatment of HER2-positive breast cancer, the ongoing Phase II trial in patients with HER2-positive metastatic breast cancer that has metastasized to the brain, the ongoing Phase II trial in the treatment of HER2-mutated non-small cell lung cancer, the ongoing Phase II trial in the treatment of patients with HER2-negative breast cancer that have a HER2 mutation and the ongoing Phase II trial in the treatment of solid tumors that have an activating HER2 mutation; and

●	continue to evaluate the application of neratinib in the treatment of other forms of HER2-positive or HER2-mutated cancers where there may be unmet medical needs.

Strategy

Our strategy is to become a leading oncology-focused biopharmaceutical company. The key elements of our strategy are as follows:

●

Advance PB272 (neratinib (oral)), our lead drug candidate, toward regulatory approval and commercialization. We are primarily focused on developing neratinib for the treatment of patients with HER2-positive breast cancer, HER2-mutated non-small cell lung cancer, HER2-negative breast cancer who have a HER2 mutation and other solid tumors with an activating mutation in HER2.  We are also focusing on the development of neratinib in the neoadjuvant treatment of patients with HER2-positive breast cancer and in patients with HER2-positive metastatic breast cancer that has metastasized to the brain.

●

Expand our product pipeline by pursuing additional applications of neratinib. We believe there are additional applications for neratinib in the treatment of HER2-mutated non-small cell lung cancer, which we also believe may be underserved by current treatment alternatives; in the treatment of patients with HER2-negative breast cancer who have a HER2 mutation; and in tumor types where HER2 is over-expressed or mutated. We intend to further evaluate the safety and efficacy of neratinib for treating these cancers.

●

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

●

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

●

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

Trastuzumab, pertuzumab and T-DM1 are drugs that bind to the HER2 protein and thereby cause the cells to cease reproducing. Trastuzumab and pertuzumab given in combination with chemotherapy is the current first-line standard of care for HER2-positive metastatic breast cancer. Lapatinib is a small molecule that also binds to the HER2 protein and causes the cell to cease reproducing. Lapatinib given in combination with the chemotherapy drug capecitabine is FDA-approved for the treatment of patients who have failed prior treatments. Unfortunately, most patients with HER2-positive breast cancer eventually develop resistance to these treatments, resulting in disease progression. For these reasons, there is a need for alternatives to block HER2 signaling in patients who fail treatment with prior HER2 directed treatments. PB272 is an orally active small molecule that inhibits HER2 at a different site and uses a different mechanism than trastuzumab. As a result, we believe that PB272 may have utility in patients with HER2-positive metastatic breast cancer who have failed treatment with trastuzumab. We believe that there are approximately 36,000 patients in the United States and 34,000 patients in the European Union, or EU, with newly diagnosed HER2-positive breast cancer, representing an estimated total market opportunity for neoadjuvant HER2-positive breast cancer between $1 billion and $2 billion.  We believe that the worldwide Herceptin adjuvant revenue was approximately $4.3 billion in 2013. We also believe that there are between 5,000 and 6,000 patients in the United States with third-line or later HER2-positive metastatic breast cancer. In 2013, worldwide sales of Tykerb for this indication were approximately $325 million.

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

PB272 (neratinib (intravenous))—Breast Cancer

We also plan to develop neratinib as an intravenously administered agent. In pre-clinical studies, the intravenous version of neratinib resulted in higher exposure levels of neratinib in pre-clinical models. We believe that this may result in higher blood levels of neratinib in patients, which may translate into better efficacy. We are evaluating the intravenous formulation of neratinib and considering options relative to its development in 2015.

PB357

PB357 is an orally administered agent that is an irreversible TKI that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4. PB357 is structurally similar to PB272. Pfizer had completed single dose Phase I trials of PB357. We are evaluating PB357 and considering options relative to its development in 2015.

Clinical Trials of Neratinib in Patients with Early Stage Breast Cancer

Extended Adjuvant Breast Cancer

In July 2014, we announced top line results from the Phase III clinical trial of neratinib for the extended adjuvant treatment of early stage HER2-positive breast cancer (ExteNET Trial). The ExteNET trial is a double-blind, placebo-controlled, Phase III trial of neratinib versus placebo after adjuvant treatment with Herceptin in women with early stage HER2-positive breast cancer.  More specifically, the ExteNET trial enrolled 2,821 patients in 41 countries with early stage HER2-positive breast cancer who had undergone surgery and adjuvant treatment with trastuzumab. After completion of adjuvant treatment with trastuzumab, patients were randomized to receive extended adjuvant treatment with either neratinib or placebo for a period of one year. Patients were then followed for recurrent disease, ductal carcinoma in situ (DCIS), or death for a period of two years after randomization in the trial.  The primary endpoint of the trial was disease free survival (DFS). The results of the trial demonstrated that treatment with neratinib resulted in a 33% improvement in disease free survival versus placebo. The hazard ratio was determined to be 0.67, which was statistically significant, with a p-value of 0.0046. The secondary endpoint of the trial was disease free survival including ductal carcinoma in situ (DFS-DCIS). The results of the trial demonstrated that treatment with neratinib resulted in a 37% improvement in disease free survival including ductal carcinoma in situ versus placebo. The hazard ratio was determined to be 0.63, which was statistically significant, with a p-value of 0.0009.  We anticipate presenting and publishing the Phase III trial results in mid-2015 and intend to file for regulatory approval of neratinib in the extended adjuvant setting in the first quarter of 2016.

Neoadjuvant Breast Cancer

At the 2010 CTRC-AACR San Antonio Breast Cancer Symposium, the results of the Neoadjuvant Lapatinib and/or Trastuzumab Treatment Optimisation Study, or the Neo-ALTTO study, were presented. In this trial, patients with HER2-positive breast cancer were randomized to receive either the combination of paclitaxel plus trastuzumab, the combination of paclitaxel plus lapatinib or the combination of paclitaxel plus trastuzumab plus lapatinib, as a neoadjuvant (preoperative) therapy. The results of the trial demonstrated that patients who received the combination of paclitaxel plus trastuzumab demonstrated a pathological complete response rate, or pCR, in the breast and lymph nodes of 27.6%, the patients who received paclitaxel plus lapatinib had a pCR of 20.0% and the patients who received the combination of paclitaxel plus trastuzumab plus lapatinib had a pCR of 46.8%.

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

In April 2014, we announced the presentation of results from the Phase II clinical trial of neratinib for the neoadjuvant treatment of breast cancer (I-SPY 2 TRIAL).  The I-SPY 2 TRIAL  is a randomized Phase II clinical trial for women with newly diagnosed Stage 2 or higher (tumor size at least 2.5 cm) breast cancer that addresses whether adding investigational drugs to standard chemotherapy in the neoadjuvant setting is better than standard chemotherapy. The primary endpoint is pathological complete response (pCR) in the breast and the lymph nodes at the time of surgery.  The trial enrolled patients who had a high risk of relapse using up-front tumor profiling (including tumor size, hormone receptor status (HR), HER2 status, and the MammaPrint 70-gene signature test).

The I-SPY 2 TRIAL involved an adaptive trial design based on Bayesian predictive probability that a regimen will be shown to be statistically superior to standard therapy in an equally randomized 300-patient confirmatory trial. Regimens that have a high Bayesian predictive probability of showing superiority in at least one of 10 predefined signatures graduate from the trial. Regimens are dropped for futility if they show a low predictive probability of showing superiority over standard therapy in all 10 signatures. A maximum total of 120 patients can be assigned to each experimental regimen. A regimen can graduate early and at any time after having 60 patients assigned to it.

The neratinib-containing regimen (neratinib plus paclitaxel followed by doxorubicin and cyclophosphamide) graduated from the I-SPY 2 TRIAL based on having a high probability of success in Phase III with a signature of HER2-positive/HR-negative. In this group, treatment with the neratinib-containing regimen resulted in an estimated pCR rate of 55.6% compared to the control arm (standard neoadjuvant chemotherapy: paclitaxel in combination with Herceptin (trastuzumab) followed by doxorubicin and cyclophosphamide) which had an estimated pCR rate of 32.6%. The Bayesian probability of superiority for the neratinib-containing regimen (compared to standard therapy) is 94.9%, which is analogous to a p-value of 0.051. In addition, the Bayesian predictive probability of showing statistical superiority in a 300-patient Phase III randomized trial of paclitaxel plus neratinib versus paclitaxel plus trastuzumab, both followed by doxorubicin/cyclophosphamide, is 79.1%.

For the 65 patients in the trial who were HER2-positive (including those who were either hormone receptor-positive or negative), treatment with the neratinib-containing regimen resulted in an estimated pCR rate of 39.4% compared to the control arm, which demonstrated an estimated pCR rate of 22.8%. The Bayesian probability of superiority for the neratinib-containing regimen is 95.4%, which is analogous to a p-value of 0.046. In addition, the Bayesian predictive probability of showing statistical superiority in a 300-patient Phase III randomized trial of paclitaxel plus neratinib versus paclitaxel plus trastuzumab is 72.7%.

Patients in the I-SPY 2 TRIAL were screened using the MammaPrint 70-gene signature test to determine if they had a heightened risk of breast cancer recurrence. The median MammaPrint score from the patients in the previous I-SPY 1 TRIAL who fit the eligibility criteria for I-SPY2 was used as a predefined stratification factor for the I-SPY 2 TRIAL. Patients in I-SPY 2 were stratified as either MammaPrint High (below the median from I-SPY 1) or MammaPrint Ultra High (above the median from I-SPY 1). For the 41 neratinib treated patients in the trial who were MammaPrint Ultra High (80.5% of which were HER2 negative), treatment with the neratinib-containing regimen resulted in an estimated pCR rate of 47.5% compared to the control arm, which demonstrated an estimated pCR rate of 29.4%. The Bayesian probability of superiority for the neratinib-containing regimen is 93.3%, which is analogous to a p-value of 0.067. In addition, the Bayesian predictive probability of showing statistical superiority in a 300-patient Phase III randomized trial of paclitaxel plus neratinib versus paclitaxel, alone for HER2-negative patients or in combination with trastuzumab for the HER2-positive patients, is 71.8%.

In 2010, Pfizer, in collaboration with the National Surgical Adjuvant Breast and Bowel Project, or NSABP, a clinical trials cooperative group supported by the National Cancer Institute, or NCI, initiated a study to investigate the use of neratinib as a neoadjuvant (preoperative) therapy for newly diagnosed HER2-positive breast cancer. In this trial, a total of 129 patients are randomized to receive either neratinib plus the chemotherapy drug paclitaxel or trastuzumab plus paclitaxel prior to having surgery to remove their tumors. The purpose of this study is to test whether adding neratinib to paclitaxel chemotherapy is better than trastuzumab plus paclitaxel chemotherapy before having surgery. This trial was modified in 2012 to include a third treatment arm where patients will receive the combination of neratinib plus trastuzumab plus paclitaxel prior to having surgery to remove their tumors. We anticipate that the results of this trial will be presented in 2015.

Based on the graduation of neratinib in the I-SPY2 trial, neratinib is now eligible to proceed into the I-SPY3 Phase III clinical trial, which is currently being planned. We anticipate that the I-SPY3 trial with neratinib will be initiated 2015.

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

Trials of Neratinib in Combination with Other Anti-Cancer Drugs. In November 2014, we announced top line results from a Phase II clinical trial of neratinib for the treatment of first-line HER2-positive locally recurrent or metastatic breast cancer (NEfERTT trial). The NEfERTT trial was a randomized, two-arm Phase II trial of neratinib plus the anticancer drug paclitaxel versus trastuzumab (Herceptin) plus paclitaxel as a first-line treatment for HER2-positive locally recurrent or metastatic breast cancer.  The trial enrolled 479 patients in 33 countries with locally recurrent or metastatic breast cancer who had not received prior anticancer therapy for locally recurrent or metastatic disease. Patients were randomized to receive first-line treatment with either paclitaxel plus neratinib or paclitaxel plus trastuzumab. The primary endpoint of the trial was progression free survival. The secondary endpoints of the study included objective response rate and the incidence of central nervous system (CNS) metastases, including brain metastases.

The results of the trial demonstrated that the progression free survival for the patients who received the combination of paclitaxel plus neratinib was 16.6 months and the progression free survival for the patients who received the combination of paclitaxel plus trastuzumab was 16.7 months (p=0.35). The objective response rate in the trial for the patients who received the combination of paclitaxel plus neratinib was 74.8% and the objective response rate for the patients who received the combination of paclitaxel plus trastuzumab was 75.1% (p=0.94).  With respect to the incidence of central nervous system metastases (e.g., brain metastases), treatment with the combination of paclitaxel plus neratinib resulted in a 52.6% reduction in the incidence of CNS metastases compared to the incidence of CNS metastases in patients who received the combination of paclitaxel plus trastuzumab. The incidence of CNS metastases was 7.4% in the patients who received paclitaxel plus neratinib, while the incidence of CNS metastases in the patients who received the combination of paclitaxel plus trastuzumab was 15.6% (p=0.006). These results reflect a statistically significant difference between the two treatment arms.  We believe that this represents the first randomized trial with a HER2 targeted agent that has shown a statistically significant reduction in the incidence of CNS metastases.  We anticipate presenting and publishing the Phase II trial results in mid-2015.

Pfizer presented data from a Phase II trial at the 2010 CTRC-AACR San Antonio Breast Cancer Symposium, which evaluated the safety and efficacy of neratinib when given in combination with the anti-cancer drug vinorelbine in patients with HER2-positive metastatic breast cancer. In the 56 patients who had not been previously treated with the anti-HER2 therapy lapatinib, treatment with the combination of vinorelbine plus neratinib resulted in an overall response rate of 57% and PFS was 44.1 weeks. For those patients who had received prior treatment with lapatinib, the overall response rate was 50%. The combination of vinorelbine and neratinib was generally well tolerated.

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

In February 2013, we reached agreement with the FDA under a Special Protocol Assessment, or SPA, for our planned Phase III clinical trial of PB272 in patients with HER2-positive metastatic breast cancer who have failed two or more prior treatments (third-

line disease). The SPA is a written agreement between us, as the trial’s sponsor, and the FDA regarding the design, endpoints, and planned statistical analysis of the Phase III trial with respect to the effectiveness of PB272 for the indication to be studied to support a New Drug Application, or NDA. The European Medicines Agency, or EMA, has also provided follow-on scientific advice, or SA, consistent with that of the FDA regarding our Phase III trial design and endpoints to be used and ability of such design to support the submission of a Market Authorization Application, or MAA, in the EU.

Pursuant to the SPA and SA, the Phase III trial is designed as a randomized study of PB272 plus capecitabine versus Tykerb plus capecitabine in patients with third-line HER2-positive metastatic breast cancer. The trial is expected to enroll approximately 600 patients who will be randomized (1:1) to receive either PB272 plus capecitabine or Tykerb plus capecitabine. The trial will be conducted at approximately 150 sites in North America, Europe and Asia-Pacific. The agreed upon co-primary endpoints of the trial are PFS and overall survival. Our plan is to use the PFS data from the trial as the basis for submission of a New Drug Application, or NDA, and its foreign equivalents  for Accelerated/Conditional Approval for PB272 from the regulatory agencies. We commenced patient enrollment in this Phase III trial in the second quarter of 2013.

In 2010, Pfizer also initiated a Phase I/II trial of neratinib in combination with the anti-cancer drug temsirolimus, or Torisel, in patients with HER2-positive metastatic breast cancer who have failed multiple prior treatments. The trial was conducted as a Phase I/II trial of PB272 given in combination with the anticancer drug temsirolimus in patients with HER2-positive metastatic breast cancer. The Phase I portion of the trial, which was reported previously, determined that the maximum tolerated dose was 240 mg of neratinib daily with 8 mg of temsirolimus weekly and the dose limiting toxicity was diarrhea. The interim Phase II data was presented at the 2014 CTRC-AACR San Antonio Breast Cancer Symposium.  The Phase II portion of the study was conducted in two cohorts. The first cohort, referred to as the Maximum Tolerated Dose (MTD) cohort, received 240 mg of neratinib daily with 8 mg of temsirolimus weekly. This cohort of patients received low dose loperamide (4 mg per day) prophylactically in order to reduce the neratinib related diarrhea. The second cohort of patients, referred to as the Dose Escalation cohort (DE cohort), received 240 mg of neratinib daily and initially received 8 mg of temsirolimus weekly. This cohort of patients received high dose loperamide (16 mg per day initially) prophylactically in order to reduce the neratinib related diarrhea. If patients in the DE cohort had no tolerability issues with the combination of neratinib and temsirolimus given at 8 mg per week during the first cycle of treatment, patients in this DE cohort were allowed to dose escalate the temsirolimus to 15 mg per week for the remainder of the study. Patients in both cohorts in the study received a median of 3 prior regimens in the metastatic setting (range 1-8 prior regimens) before entering the trial. The 37 patients in the MTD cohort were enrolled at 3 centers in the United States and the 45 patients in the DE cohort were enrolled at 8 centers in the United States, Europe and Asia.  The interim safety results of the study showed that the most frequently observed adverse event for the patients who received the combination of neratinib plus temsirolimus was diarrhea. For the 37 patients in the MTD cohort, who received low dose loperamide prophylactically, 12 patients (32%) experienced grade 3 diarrhea. For the 41 patients in the DE cohort, who received high dose loperamide prophylactically and were allowed to dose escalate the temsirolimus dose, 7 patients (17%) reported grade 3 diarrhea. 4 (57%) of the 7 patients in the DE cohort who experienced grade 3 diarrhea were not compliant with the high dose loperamide prophylaxis. There were 4 patients in the DE cohort who did not yet have safety data reported and are therefore not included in the safety population. For the patients in the DE cohort, thus far 47% of the patients have been able to dose escalate from 8 mg per week of temsirolimus to 15 mg per week of temsirolimus.  The interim efficacy results from the trial showed that for the 37 patients in the MTD cohort, 11 patients (30%) experienced a partial response (PR). The median duration of response for this cohort of patients was 3.0 months and the median progression free survival was 4.8 months. For the 37 evaluable patients in the DE cohort, the efficacy results from the trial demonstrated that 11 patients (30%) experienced a partial response (PR). The median duration of response for this cohort of patients was 7.4 months and the median progression free survival is not yet mature. As of December  2014, there were a total of 18 patients currently on active treatment in the trial. 8 of the 17 active patients in the DE cohort have not yet had tumor assessments.

Approximately one-third of the patients with HER2-positive metastatic breast cancer develop metastases that spread to their brain. The current antibody-based treatments, including Herceptin, Perjeta and T-DM1, do not enter the brain and therefore are not believed to be effective in treating these patients. In a Phase II trial with Tykerb given as a single agent, Tykerb demonstrated a 6% objective response rate in the patients with HER2-positive metastatic breast cancer whose disease spread to their brain. In January 2012, a Phase II trial of neratinib as a single agent and in combination with the anticancer drug capecitabine in patients with HER2-positive metastatic breast cancer that has spread to their brain was initiated in conjunction with the Dana Farber Translational Breast Cancer Research Consortium. In June 2014, at the American Society of Clinical Oncology (ASCO) 2014 Annual Meeting, results from the first cohort (n=40) who were administered Neratinib monotherapy was presented. The efficacy results from the first cohort of the trial showed that for the 40 evaluable patients, 3 (8%) patients experienced a partial response (PR), 4 (10%) patients experienced prolonged stable disease (SD) for greater than or equal to 6 months and 12 (30%) patients experienced stable disease (SD) for less than 6 months. The median progression free survival of the 40 evaluable patients was seen to be 1.9 months and the median overall survival was seen to be 8.7 months. We anticipate that additional results from this trial will be presented in 2015.

Safety Database. Our safety database includes over 3,000 patients that have been treated with neratinib. To date, the most significant grade 3 or higher adverse event associated with neratinib has been diarrhea, which occurs in approximately 30% of patients receiving the drug. Historically, once diarrhea occurred, patients were treated with loperamide and/or a reduction in the dose of neratinib. We have evaluated a prophylactic protocol pursuant to which a high dose of loperamide, approximately 16 mg, is given together with the initial dose of neratinib and then tapered down during the first cycle of treatment.  We plan to continue evaluating this protocol as the preliminary data has suggested that this prophylactic regimen significantly reduces the incidence of diarrhea with neratinib.

PB272 (neratinib (oral))—Other Potential Applications

Approximately 2% to 4% of patients with non-small cell lung cancer, or NSCLC, have a HER2 mutation in the kinase domain. This mutation is believed to narrow the ATP binding cleft which results in increased tyrosine kinase activity. The mutation is also believed to result in increased PI3K activity and mTOR activation. Published data suggests that patients with HER2-mutated non-small cell lung cancer do not respond to platinum chemotherapy and do not respond to epidermal growth factor receptor inhibitors.

In September 2014, we reported initial data from the ongoing, open label Phase II clinical trial of PB272 (neratinib) for the treatment of patients with NSCLC with HER2 mutations as a late-breaking oral presentation at the European Society for Medical Oncology 2014 Congress.   In the trial, patients with confirmed stage IIIB or stage IV NSCLC with documented somatic HER2 mutations were randomized to receive either oral neratinib monotherapy at a dose of 240 mg per day or the combination of oral neratinib (at a dose of 240 mg daily) with intravenous temsirolimus administered at a dose of 8 mg per week. In order to attempt to reduce the neratinib related diarrhea, high-dose loperamide prophylaxis (Imodium) was given to all patients in both arms of the study beginning on day 1 of neratinib dosing. The data presented in the oral presentation involved a total of 27 patients who completed the first stage of the trial; 13 of these patients received neratinib monotherapy and 14 of these patients received the combination of neratinib plus temsirolimus.  The results of the study showed that the combination of PB272 and temsirolimus had acceptable tolerability. Historically the most frequently seen adverse event associated with neratinib has been diarrhea. In the previous Phase I trial of neratinib plus temsirolimus (published in the Journal of Clinical Oncology in 2014) the diarrhea with neratinib was seen to be dose dependent and its incidence increased with increasing neratinib dosage. In that Phase I trial, grade 3 or higher diarrhea was seen in approximately 30% of the patients treated with doses of neratinib that were 200 mg or higher.  In the Phase II study, all patients received high-dose loperamide in order to attempt to prevent or reduce the neratinib-related diarrhea. For the 13 patients enrolled in the neratinib monotherapy arm, 1 patient (8%) experienced grade 3 diarrhea, and for the 14 patients enrolled in the combination of neratinib plus temsirolimus arm, 2 patients (14%) experienced grade 3 diarrhea. There were no grade 4 diarrhea events seen in the trial. For the 3 patients in the study (1 in the monotherapy arm, 2 in the combination arm) who experienced grade 3 diarrhea, 2 of the 3 patients were not compliant with the loperamide prophylaxis regimen and were not taking loperamide at the onset of grade 3 diarrhea.

The efficacy results from the trial showed that for the 13 patients in the trial who received neratinib monotherapy, no patient experienced a partial response, 7 patients (54%) achieved stable disease and 4 patients (31%) achieved clinical benefit (defined as a partial response or stable disease for 12 or more weeks). For the 14 patients who received the combination of neratinib plus temsirolimus, 3 patients (21%) experienced a partial response, 11 patients (79%) experienced stable disease and 9 patients (64%) achieved clinical benefit. The median progression free survival of the neratinib monotherapy arm was 2.9 months and the median progression free survival of the arm that received neratinib plus temsirolimus was 4.0 months. Patients continue to be enrolled in the arm of the trial that is receiving the combination of neratinib plus temsirolimus. We anticipate that additional data from this trial will be presented in 2015.

A new HER2 mutation in patients with HER2-negative breast cancer was identified as part of a study performed by the Cancer Genome Atlas Network and published in Cancer Discovery in December 2012. We believe this mutation may occur in an estimated 2% of patients with breast cancer. Pre-clinical data from this publication demonstrated that neratinib was active in pre-clinical models of HER2-negative breast cancer that have this HER2 mutation and that neratinib has more anti-cancer activity than either trastuzumab or lapatinib in cells with this mutation. A Phase II trial of neratinib in HER2-negative breast cancer patients who have a HER2 mutation opened for enrollment in December 2012. We anticipate that data from this trial will be reported in 2015.

Basket Trial for HER2 Mutation-Positive Solid Tumors

Based on the results from the Cancer Genome Atlas Study, we estimate that between 2% and 11% of each solid tumor has a mutation in HER2. In the United States, this includes new diagnoses of an estimated 7,000 - 7,500 patients with bladder cancer; 4,000 - 4,500 patients with colorectal cancer; 1,500 - 2,000 patients with glioblastoma; 1,000 patients with melanoma; 4,000 - 5,000 patients with prostate cancer; 1,000 patients with stomach cancer; and 1,000 - 2,000 patients with uterine cancer.

In October 2013, we announced that we had initiated a Phase II clinical trial of neratinib as a single agent in patients with solid tumors that have an activating HER2 mutation (basket trial). The Phase II basket trial is an open-label, multicenter, multinational study to evaluate the safety and efficacy of PB272 administered daily to patients who have solid tumors with activating HER2 mutations. The study initially included six cohorts (baskets) of patients, each of which will include one of the following cancers:

(i) bladder/urinary tract cancer; (ii) colorectal cancer; (iii) endometrial cancer; (iv) gastric/esophageal cancer; (v) ovarian cancer; and (vi) all other solid tumors (including prostate, melanoma and pancreatic cancer). Each basket will initially consist of seven patients. If a certain predetermined objective response rate is seen in the initial cohort of seven patients, the basket will be expanded to include a larger number of patients. Additionally, we expect to add two additional baskets to the basket trial this year to enroll patients with epidermal growth factor receptor mutated brain tumors and patients with HER3 mutations.

In May 2014, we announced that we expanded the first cohort from the Phase II clinical trial of PB272 in patients with solid tumors who have an activating HER2 mutation (basket trial). The cohort that has been expanded that includes patients with metastatic breast cancer that is not HER2 amplified or overexpressed (HER2 negative) and has a HER2 mutation. We anticipate that additional clinical data from this trial will be presented in 2015.

PB272 (neratinib (intravenous))

We also plan to develop neratinib as an intravenously administered agent. The intravenous version of neratinib resulted in higher exposure levels of neratinib in pre-clinical models. We believe this may result in higher blood levels of neratinib in patients, and may translate into enhanced efficacy. We are evaluating the intravenous formulation of neratinib and considering options relative to its development in 2015.

PB357

PB357 is an orally administered agent that is an irreversible TKI that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4. PB357 is structurally similar to PB272. Pfizer completed single-dose Phase I trials of PB357. We are evaluating PB357 and considering options relative to its development in 2015.

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

We have entered into, and may enter into in the future, master service agreements with clinical research organizations, or CROs, with respect to initiating, managing and conducting the clinical trials of our products. These contracts contain standard terms for the type of services provided that contain cancellation clauses requiring between 30 and 45 days written notice and that obligate us to pay for any services previously rendered with prepaid, unused funds being returned to us.

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

The intellectual property portfolio that was licensed from Pfizer in 2011 when we licensed neratinib included issued patents in a number of countries, including in Europe (EP 1848414), as well as pending patent applications in several countries, including the United States, relating to methods of treating gefitinib and/or erlotinib resistant cancer. More specifically, the patent that was issued in Europe in April 2011 included specific claims that included a pharmaceutical composition for use in treating cancer in a subject with a cancer having a mutation in epidermal growth factor receptor with a T790M mutation. On November 28, 2011, Boehringer Ingelheim International GmbH filed an opposition to this patent asking for this patent to be revoked. The Oral Proceedings of the European Patent Office were held in Munich, Germany on February 4, 2014. The decision of the European Patent Office was to uphold the granted claims of the European patent that relate to the T790M mutation without any modification. This included specific claims that include claims for the pharmaceutical composition comprising an irreversible epidermal growth factor receptor inhibitor for use in treating cancer in a subject having a T790M mutation, and claims for the pharmaceutical composition for use in the treatment of numerous cancers, including lung cancer and non-small cell lung cancer.

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

We assumed the license agreement, in accordance with its terms, in the Merger. The license is exclusive with respect to certain patent rights owned or licensed by Pfizer, or the Licensor. Under the license agreement, the Licensor is obligated to transfer to us certain information, records, regulatory filings, materials and inventory controlled by the Licensor and relating to or useful for developing these compounds and to continue to conduct certain ongoing clinical studies until a certain time. After that time, we are obligated to continue such studies pursuant to an approved development plan, including after the license agreement terminates for reasons unrelated to the Licensor’s breach of the license agreement, subject to certain specified exceptions. We are also obligated to commence a new clinical trial for a product containing one of these compounds within a specified period of time and use commercially reasonable efforts to complete such trial and achieve certain milestones as provided in a development plan. If certain of our out-of-pocket costs in completing such studies exceed a mutually agreed amount, the Licensor will pay for certain additional out-of-pocket costs to complete such studies. We must use commercially reasonable efforts to develop and commercialize products containing these compounds in specified major-market countries and other countries in which we believe it is commercially reasonable to develop and commercialize such products.

As consideration for the license, we are required to make payments totaling $187.5 million upon the achievement of certain milestones if all such milestones are achieved. In addition, the license agreement originally stipulated that should we commercialize any of the compounds licensed from the Licensor or any products containing any of these compounds, we will be obligated to pay to the Licensor incremental annual royalties between approximately 10% and 20% of net sales of all such products, subject, in some circumstances, to certain reductions.

In July 2014, the Company signed an amendment to the license agreement with the Licensor. The amendment to the license agreement provides that the Company would be solely responsible for the expenses incurred or accrued in conducting the ongoing legacy clinical trials after December 31, 2013.  These cost were previously the responsibility of the Licensor.

In addition, under the amended agreement, annual royalties to be paid on net sales of licensed products were reduced from a tiered royalty rate structure ranging between 10 to 20 percent to a fixed rate in the low to mid-teens and the Licensor and the Company have agreed to continue to cooperate to effect the transfer to the Company of certain records, regulatory filings, materials and inventory controlled by the Licensor as promptly as reasonably practicable.

Our royalty obligation continues, on a product-by-product and country-by-country basis, until the later of (i) the last to expire valid claim of a licensed patent covering the applicable licensed product in such country, or (ii) the earlier of generic competition for such licensed product reaching a certain level of sales in such country or expiration of a certain time period after first commercial sale of such licensed product in such country. In the event that we sublicense the rights granted to us under the license agreement with the Licensor to a third party, the same milestone and royalty payments are required. We can terminate the license agreement at will at any time after April 4, 2013, or for safety concerns, in each case upon specified advance notice. Each party may terminate the license agreement if the other party fails to cure any breach of a material obligation by such other party within a specified time period. The Licensor may terminate the license agreement in the event of our bankruptcy, receivership, insolvency or similar proceeding. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

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

Drug Approval Process. None of our drug product candidates may be marketed in the United States until the drug has received FDA approval. The steps required before a drug may be marketed in the United States generally include the following:

●	completion of extensive pre-clinical laboratory tests, animal studies, and formulation studies in accordance with the FDA’s GLP regulations;
●	submission to the FDA of an Investigational New Drug, or IND, application for human clinical testing, which must become effective before human clinical trials may begin;
●	performance of adequate and well-controlled human clinical trials in accordance with GCP requirements to establish the safety and efficacy of the drug for each proposed indication;
●	submission to the FDA of an NDA after completion of all pivotal clinical trials;
●

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the active pharmaceutical ingredient, or API, and finished drug product are produced and tested to assess compliance with current Good Manufacturing Practices, or cGMPs; and

●	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

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

Expedited Review and Approval. The FDA has various programs, including fast track designation, priority review, accelerated approval, and breakthrough therapy designation, which are intended to expedite or simplify the process for reviewing drugs and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening diseases or conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, fast track designation is designed to facilitate the development and expedite the review of drugs to treat serious or life-threatening diseases or conditions and which demonstrate the potential to address an unmet medical need. Priority review is designed to give drugs for serious conditions that offer significant improvement is safety or effectiveness an initial review within six months as compared to a standard review time of 10 months. Although fast track designation and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a fast track designated drug and expedite review of the application for a drug designated for priority review. The FDA may also initiate review of sections of an NDA before the application is complete for drugs with fast track designation. This “rolling review” is available if the applicant provides and the FDA approves a schedule for submission of portions of the application. Drugs for serious conditions are also eligible for accelerated approval, which provides an earlier approval of drugs, including fast track products, upon a determination that the product has an effect on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome, or an effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials. Finally, breakthrough therapy designation, which was enacted in FDASIA, is for drugs intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies receive all the benefits of a fast track designation, as well as intensive guidance on efficient drug development and organizational commitment involving senior managers in the FDA. In June 2013, the FDA issued draft guidance on these expedited review and approval programs, providing the first available guidance for industry regarding the FDA’s implementation of the breakthrough therapy designation framework. We may seek to utilize one or more of these expedited programs for our product candidates in the future, but even if we were to obtain fast track designation, priority review, accelerated approval and/or breakthrough therapy designation, there is no guarantee that it would result in a quicker review or approval of our products, if any.

Post-Approval Requirements. After a drug has been approved by the FDA for sale, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical studies. In addition, certain changes to an approved product, such as adding new indications, making certain manufacturing changes, or making certain additional labeling claims, are subject to further FDA review and approval. Before a company can market products for additional indications, it must obtain additional approvals from the FDA. Obtaining approval for a new indication generally requires that additional clinical studies be conducted. A company cannot be sure that any additional approval for new indications for any product candidate will be approved on a timely basis, or at all.

If post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved NDA are required to (i) report certain adverse reactions to the FDA and maintain pharmacovigilance programs to proactively look for these adverse events; (ii) comply with certain requirements concerning advertising and promotional labeling for their products; and (iii) continue to have quality control and manufacturing procedures conform to cGMPs after approval. The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing facilities; this latter effort includes assessment of ongoing compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. We intend to use third-party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

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

Data and market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a NDA submitted under section 505(b)(2) of the FDCA by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct, or obtain a right of reference to all of the pre-clinical studies, adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

In the European Economic Area, or EEA, which is comprised of the 28 member states of the European Union, or Member States, plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of MAs:

●

Community MAs – These are issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and are valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA; for products that constitute a significant therapeutic, scientific or technical innovation; or for products that are in the interest of public health in the European Union.

●

National MAs – These are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, and are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure, an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State. The competent authority of the Reference Member State prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling or packaging proposed by the Reference Member State, the product is subsequently granted a National MA in all the Member States, i.e., in the Reference Member State and the Member States Concerned.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

As in the United States, it may be possible in foreign countries to obtain a period of market and/or data exclusivity that would have the effect of postponing the entry into the marketplace of a competitor’s generic product. For example, if any of our products receive marketing approval in the EEA, we expect they will benefit from eight years of data exclusivity and 10 years of marketing exclusivity. An additional non-cumulative one-year period of marketing exclusivity is possible if during the data exclusivity period (the first eight years of the 10-year marketing exclusivity period), we obtain an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies. The data exclusivity period begins on the date of the product’s first marketing authorization in the EEA and prevents generics from relying on the marketing authorization holder’s pharmacological, toxicological and clinical data for a period of eight years. After eight years, a generic product application may be submitted and generic companies may rely on the marketing authorization holder’s data. However, a generic cannot launch until two years later (or a total of 10 years after the first marketing authorization in the European Union of the innovator product), or three years later (or a total of 11 years after the first marketing authorization in the European Union of the innovator product) if the marketing authorization holder obtains marketing authorization for a new indication with significant clinical benefit within the eight-year data exclusivity period. In Japan, our products may be eligible for eight years of data exclusivity. There can be no assurance that we will qualify for such regulatory exclusivity, or that such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies.

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

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our future business. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, enacted in March 2010, substantially changes the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, ACA establishes:

●	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents;
●

a new Medicare Part D coverage gap discount program, in which pharmaceutical manufacturers who wish to have their drugs covered under Part D must offer discounts to eligible beneficiaries during their coverage gap period, or the donut hole; and

●	a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Further, there are new federal requirements under ACA and an increasing number of state laws that require manufacturers to disclose and make reports to the government of any “transfer of value” made or distributed to physicians, teachings and other healthcare providers. Many of these laws contain ambiguities as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, our future reporting actions could be subject to the penalty provisions of the applicable state and/or federal authorities.

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

Research and Development Expenses

Research and development activities, which include personnel costs, research supplies, clinical and pre-clinical study costs, are the primary source of our overall expenses. Such expenses related to the research and development of our product candidates totaled $122.9 million for the year ended December 31, 2014, $45.0 million for the year ended December 31, 2013, and $49.6 million for the year ended December 31, 2012.

Employees

As of December 31, 2014, we had 120 employees, all of whom are full-time employees. We believe our relations with our employees are good. Over the course of the next year, we anticipate hiring up to ten additional full-time employees devoted to clinical activities, eight additional full-time employees for the regulatory and quality assurance function, three additional full-time employees for logistics and distribution, and one additional full-time employee for general and administrative activities. In addition, we intend to continue to use CROs and third parties to perform our clinical studies and manufacturing.

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

To date, we have generated no product revenues. Until, and unless, we receive approval from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities overseas for one or more of our drug candidates, we cannot market or sell our products and will not have product revenues. Currently, our only drug candidates are neratinib (oral), neratinib (intravenous) and PB357, and none of these products has been approved by the FDA for sale in the United States or by other regulatory authorities for sale outside the United States. Moreover, each of these drug candidates is in clinical development and will require significant time and capital before we can even apply for approval from the FDA. We do not expect to achieve any product revenues for at least the next 18 to 24 months, if ever, and will have to fund all of our operations and capital expenditures from cash on hand, licensing fees and grants, and potentially, future offerings of our securities. We believe that our cash and cash equivalents and marketable securities as of December 31, 2014, together with the $205.0 million raised on January 27, 2015 from our common stock offering, is sufficient to fund our operations into 2016 and beyond. However, changes may occur that would consume our available capital faster than anticipated, including changes in and progress of our development activities, acquisitions of additional drug candidates and changes in regulation. In such situations, we may need to seek additional sources of financing, which may not be available on favorable terms, if at all. If we do not succeed in timely raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of any drug candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of additional equity securities, which will have a dilutive effect on our stockholders.

We have a limited operating history and are not profitable and may never become profitable.

We were formed in April 2007 and were a “shell” company with no specific business plan or purpose until we acquired Former Puma on October 4, 2011. Former Puma was formed in September 2010 and, prior to entering into the license agreement with Pfizer in August 2011, its operations were limited to identifying compounds for in-licensing. As a result, we have a history of operating losses and no meaningful operations upon which to evaluate our business. We expect to incur substantial losses and negative operating cash flow for the foreseeable future as we continue development of our drug candidates, which we do not expect will be commercially available for at least 18 to 24 months, if at all. Even if we succeed in developing and commercializing one or more drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. The successful development and commercialization of any drug candidates will require us to perform a variety of functions, including:

●	undertaking pre-clinical development and clinical trials;
●	hiring additional personnel;
●	participating in regulatory approval processes;
●	formulating and manufacturing products;
●	initiating and conducting sales and marketing activities; and
●	implementing additional internal systems and infrastructure.

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

We currently have no products that are approved for commercial sale, and we may never be able to develop marketable drug products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our lead drug candidate, neratinib (oral). Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of neratinib (oral). We cannot be certain that neratinib (oral) will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market neratinib (oral) or any of our drug candidates in the United States until they receive approval of a New Drug Application, or NDA, from the FDA, or in any foreign countries until they receive the requisite approval from such countries. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities. Obtaining approval of an NDA is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of a drug candidate for many reasons, including:

●	we may not be able to demonstrate that neratinib (oral) or any other drug candidate is safe and effective as a treatment for our targeted indications to the satisfaction of the FDA;
●	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;
●	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;
●

the clinical research organization, or CRO, that we retain to conduct clinical trials or any other third parties involved in the conduct of trials may take actions outside of our control that materially adversely impact our clinical trials;

●

the FDA may not find the data from pre-clinical studies and clinical trials sufficient to demonstrate that the clinical and other benefits of neratinib (oral) or any other drug candidate outweigh the safety risks;

●	the FDA may disagree with our interpretation of data from our pre-clinical studies and clinical trials or may require that we conduct additional studies or trials;
●	the FDA may not accept data generated at our clinical trial sites;
●

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

●

the advisory committee may recommend that the FDA require, as a condition of approval, additional pre-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

●	the FDA may require development of a Risk Evaluation and Mitigation Strategy as a condition to approval;
●	the FDA may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers; or
●	the FDA may change its approval policies or adopt new regulations.

Clinical trials are very expensive, time-consuming and difficult to design and implement.

Each of our drug candidates is still in development and will require extensive clinical testing before we can submit an NDA for regulatory approval. We anticipate submitting an NDA for regulatory approval for one of our drug candidates during the first quarter of 2016.  We cannot predict with any certainty that such NDA or any NDA submitted by us will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our drug candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The results of pre-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials.  Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be successful.

The commencement and completion of clinical trials may be delayed by several factors, including:

●	imposition of a clinical hold or failure to obtain regulatory authorization or approval to commence a trial;
●	unforeseen safety issues;
●	determination of dosing issues;
●	lack of effectiveness during clinical trials;
●	inability to reach agreement on acceptable terms with prospective CROs and clinical trial sites;
●	slower-than-expected rates of patient recruitment;
●	failure to manufacture sufficient quantities of a drug candidate for use in clinical trials;

●	inability to monitor patients adequately during or after treatment; and
●	inability or unwillingness of medical investigators to follow our clinical protocols.

Further, we, the FDA or an Institutional Review Board, or IRB, may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our IND submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our drug candidates could be harmed, and our ability to generate revenues from the drug candidates may be delayed. In addition, any delays in our clinical trials could increase our costs, slow down the approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our drug candidates.

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

Our drug candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. To date, subjects treated with our drug candidates have experienced drug-related side effects including diarrhea. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally if one or more of our drug candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;
•	regulatory authorities may require additional warnings on the label;
•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

Even if we receive regulatory approval for any of our drug candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our drug candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the drug candidate. In addition, if the FDA or a comparable foreign regulatory authority approves any of our drug candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

●	fines, warning letters or holds on clinical trials;
●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;
●	product seizure or detention, or refusal to permit the import or export of products; and
●	injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Physicians and patients may not accept and use our drugs, if approved.

Even if the FDA approves one or more of our drug candidates, physicians and patients may not accept and use them. Acceptance and use of our product will depend upon a number of factors including:

●	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drug;
●	cost-effectiveness of our products relative to competing products;
●	availability of coverage and reimbursement for our products from government or other healthcare payors; and
●	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

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

We depend upon independent investigators and collaborators, such as CROs, universities and medical institutions, to conduct our pre-clinical studies and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with regulatory requirements, including good clinical practice, or GCP, requirements, and the applicable protocol. If we or any of our CROs or third party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practice, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, third party contractors and investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard or otherwise fails to satisfy applicable regulatory requirements, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors to our detriment, our competitive position would be harmed. If any of our relationships with these third-party collaborators terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. Switching or adding additional third parties to our clinical trial programs can involve substantial costs and require extensive management time and focus.

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

●

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

●	Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical needs and commercial needs, if any.
●

Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.

●

The facilities used by our contract manufacturers to manufacture our drug candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities.  In addition, drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration for controlled substances, similar non-U.S. regulatory agencies and corresponding state agencies to ensure strict compliance with cGMP regulations and other government regulations and corresponding foreign standards. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

●	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

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

●

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

●	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;
●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
●

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, which began in April 2010, and by adding new eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

●	increase in the number of entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;
●	a licensure framework for follow-on biologic products; and
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

The ACA also requires adults not covered by employer or government-sponsored insurance plans to maintain health insurance coverage or pay a penalty, a provision commonly referred to as the individual mandate. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or ATRA, which, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We cannot predict all of the ways in which future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

The ACA also enacted new provisions that require manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations. Manufacturers are required to submit reports to the government by the 90th day of each calendar year. In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians. Certain states mandate implementation of commercial compliance programs , impose restrictions on drug manufacturer marketing practices, and/or the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have oncology compounds that have already been approved or are in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in the following:

●	developing drugs;
●	undertaking pre-clinical testing and clinical trials;
●	obtaining FDA and other regulatory approvals of drugs;
●	formulating and manufacturing drugs; and
●	launching, marketing and selling drugs.

Our ability to generate product revenues will be diminished if our drugs sell for inadequate prices or patients are unable to obtain coverage or adequate levels of reimbursement.

Our ability to commercialize our drugs, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from the following:

●	government and health administration authorities;
●	private health maintenance organizations and health insurers; and
●	other healthcare payors.

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

Our success and future growth depends to a significant degree on the skills and continued services of our management team, in particular Alan H. Auerbach, our Chief Executive Officer and President. If Mr. Auerbach resigns or becomes unable to continue in his present role and is not adequately replaced, our business operations could be materially adversely affected. We do not maintain “key man” life insurance for Mr. Auerbach.

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

As of December 31, 2014, we had 120 employees, including our Chief Executive Officer and President. Our future success depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled scientific, technical, marketing, managerial and financial personnel. Although we will seek to hire and retain qualified personnel with experience and abilities commensurate with our needs, there is no assurance that we will succeed despite their collective efforts. Competition for personnel is intense, and any failure to attract and retain the necessary technical, marketing, managerial and financial personnel would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

●

the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to make, use, sell, offer to sell or import competitive products without infringing our patents;

●	if and when patents will issue;
●	whether or not others will obtain patents claiming inventions similar to those covered by our patents and patent applications; or
●	whether we will need to initiate litigation or administrative proceedings in connection with patent rights, which may be costly whether we win or lose.

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

●

we may become involved in time-consuming and expensive litigation, even if the claim is without merit, the third party’s patent is ultimately invalid or unenforceable, or we are ultimately found to have not infringed;

●	we may become liable for substantial damages for past infringement if a court decides that our technologies infringe upon a third party’s patent;
●

we may be ordered by a court to stop making, selling or licensing our products or technologies without a license from a patent holder, and such license may not be available on commercially acceptable terms, if at all, or may require us to pay substantial royalties or grant cross-licenses to our patents; and

●	we may have to redesign our products so that they do not infringe upon others’ patent rights, which may not be possible or could require substantial investment and/or time.

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

Our common stock has been listed on the New York Stock Exchange, or NYSE, since October 19, 2012. Prior to October 2012, shares of our common stock had been quoted for trading on the OTC Bulletin Board and OTCQB Market in limited volumes. We cannot predict the extent to which investor interest in our company will be sufficient to maintain an active trading market on the NYSE or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of December 31, 2014, we had 30,548,309 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated entities, collectively beneficially owned or controlled approximately 61.3% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is no active trading market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

The price of our common stock could be subject to volatility related or unrelated to our operations.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

●	actual or anticipated quarterly variation in our results of operations or the results of our competitors;
●	announcements regarding results of any clinical trials relating to our drug candidates;
●	announcements of medical innovations or new products by our competitors;
●	issuance of new or changed securities analysts’ reports or recommendations for our stock;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	commencement of, or involvement in, litigation;
●	market conditions in the biopharmaceutical industry;
●	timing and announcement of regulatory approvals;
●	any future sales of our common stock or other securities in connection with raising additional capital or otherwise;
●	any major change to the composition of our board of directors or management; and
●	general economic conditions and slow or negative growth of our markets.

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

Following an October 2011 private placement, Alan H. Auerbach, our founder, Chief Executive Officer and President, held approximately 21% of our outstanding shares of common stock. Pursuant to the terms of the Securities Purchase Agreement for the private placement, we issued an anti-dilutive warrant to Mr. Auerbach. The warrant has a 10-year term expiring in October 2021 for 2,116,250 shares with an exercise price of $16.00 per share.

If any portion of the outstanding warrant is exercised for shares of our common stock, our stockholders may experience immediate dilution and the market price of our common stock may be adversely affected.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or the SEC, or the NYSE or any stock exchange or inter-dealer quotations system on which our common stock may be listed in the future. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically in recent years. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are unable to currently estimate these costs with any degree of certainty. We also expect that these rules and regulations may make it difficult and expensive for us to maintain the appropriate level of director and officer insurance for a company with our market capitalization.  If we are unable to maintain an appropriate level of such insurance, we may be required to accept reduced policy limits and coverage or larger deductible limits.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well, which result would in turn negatively affect our ability to raise additional equity capital.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. A substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act of 1933, as amended. We have also registered all shares of common stock that we may issue under our equity compensation plan, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.  We are unable to predict the effect that sales may have on the prevailing market price of our common stock.  However, an adverse effect on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

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

We lease approximately 25,700 square feet of office space in the building located at 10880 Wilshire Boulevard, Los Angeles, California for use as our corporate headquarters. This lease commenced in December 2011 and has been amended to add rentable square footage. The lease terminates in December 2018, with an option to extend for an additional five-year term. We also lease approximately 9,600 square feet of office space in the building located at 701 Gateway Blvd, South San Francisco, California. The lease for the South San Francisco facility commenced in October 2012 and terminates in October 2019, with an option to extend for an additional five-year term. In May 2014, the lease was amended to include approximately an additional 7,100 square feet of office space and to extend the lease through October 2021. We believe that our existing office space, along with the additional office space in South San Francisco, is adequate to meet current and anticipated future requirements and that additional or substitute space will be available as needed to accommodate any expansions that our operations require.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings. Additionally, we are not aware of any contemplated proceedings against us by any governmental authority.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is listed on the New York Stock Exchange, or the NYSE.  The high and low sales prices of our common stock on the NYSE are set forth below for the periods indicated:

2014	High	Low
First quarter	$143.65	$97.31
Second quarter	118.22	53.63
Third quarter	279.37	57.25
Fourth quarter	255.43	181.60

2013
First quarter	$34.98	$18.47
Second quarter	45.69	27.40
Third quarter	62.66	44.39
Fourth quarter	112.46	33.70

On February 27, 2015, the last reported sale price for our common stock on the NYSE was $213.01 per share.

Record Holders

On February 20, 2015, we had 27 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.  We believe approximately 10,964 additional owners held our common stock in “Street Name” as of that date.

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

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during fiscal year 2014.

Use of Proceeds from Registered Securities

On October 18, 2012, our Registration Statement on Form S-1, as amended (File No. 333-184187), was declared effective for our first registered offering.  As a result of the offering, we received net proceeds of approximately $129.2 million. As of December 31, 2014, all of the net proceeds from the offering have been used to fund the ongoing clinical programs for our lead drug candidate and for other general corporate purposes. There was no material change in our use of the proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) made any purchases of our equity securities during the fourth quarter of 2014.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report and with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Consolidated Statements of Operations data and Other Financial data for the years ended December 31, 2014, 2013 and 2012, and the Consolidated Balance Sheet data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The Consolidated Statement of Operations data and Other Financial data for the year ended December 31, 2011 and 2010, and the Consolidated Balance Sheet data as of December 31, 2012, 2011 and 2010, have been derived from our audited consolidated financial statements not included herein. Historical results are not necessarily indicative of the results to be expected in the future, and the results for the years presented should not be considered indicative of our future results of operations.

	Years ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except share and per share data)
Statement of Operations Data:
Expenses:
General and administrative	$19.4	$9.8	$24.8	$9.3	$—
Research and development	122.9	45.0	49.6	0.8	—
Operating loss	(142.3)	(54.8)	(74.4)	(10.1)	—
Interest income	0.3	0.2	0.1	—	—
Other income	—	—	—	(0.1)	—
Totals	0.3	0.2	0.1	(0.1)	—
Net loss	(142.0)	(54.6)	(74.3)	(10.2)	—
Net loss attributable to common stock	(142.0)	(54.6)	(74.3)	(10.2)	—
Net loss per common share—basic and diluted	(4.73)	(1.90)	(3.42)	(1.32)	—
Weighted-average common shares outstanding—basic and diluted	30,010,979	28,696,573	21,725,986	7,746,529	4,000,000

	Years ended December 31,
	2014	2013	2012	2011	2010
	(in millions)
Balance Sheet Data:
Total assets	$162.8	$104.4	$151.7	$55.4	$—
Total liabilities	45.7	20.4	22.8	1.0	—
Total stockholders' equity	117.0	84.0	128.9	54.4	—

	Years ended December 31,
	2014	2013	2012	2011	2010
	(in millions)
Other Financial Data:
Net cash used in operating activities	$(77.2)	$(55.0)	$(44.0)	$(1.8)	$—
Net cash used in investing activities	(63.3)	(41.5)	(1.2)	(1.7)	—
Net cash provided by financing activities	136.0	2.2	129.3	57.0	—

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company based in Los Angeles, California with a focus on the acquisition, development and commercialization of innovative products to enhance cancer care. We aim to acquire proprietary rights to these products, by license or otherwise, fund their research and development and bring the products to market. Our efforts and resources to date have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. We have had no product sales to date and we will have no product sales until we receive approval from the United States Food and Drug Administration, or FDA, or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to receive approval of a product candidate until approximately 2016.

We currently license the rights to three drug candidates:

●

PB272 (neratinib (oral)), which we are developing for the treatment of patients with human epidermal growth factor receptor type 2, or HER2, positive breast cancer, and patients with non-small cell lung cancer, breast cancer and other solid tumors that have a HER2 mutation;

●	PB272 (neratinib (intravenous)), which we are developing for the treatment of patients with advanced cancer; and
●	PB357, which we believe can serve as a backup compound to PB272, and which we are evaluating for further development.

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

The license agreement for PB272 established a limit for our expenses related to the Pfizer-initiated clinical trials for PB272 that were ongoing at the time of the agreement. This capped our “out-of-pocket” costs incurred in conducting these existing trials beginning January 1, 2012. We reached the cost cap during the fourth quarter of 2012, which resulted in a reduction of our R&D expenses for the fourth quarter of 2012 and for the year ended December 31, 2013.  In July 2014 the Company signed an amendment to the license agreement with the Licensor whereby the Company would be responsible for the expenses incurred or accrued in conducting the ongoing legacy clinical trials after December 31, 2013. Additionally, our expenses to date have been related to hiring staff, commencing company-sponsored clinical trials and the build out of our corporate infrastructure. As we proceed with clinical development of PB272 (neratinib (oral)), and as we further develop PB272 (neratinib (intravenous)), and PB357, our second and third product candidates, respectively, we expect our R&D expenses and expenses related to our third-party contractors will continue to increase.

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

R&D expenses include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for manufacturing of clinical materials and clinical trials. During the years ended December 31, 2014  and 2013, our R&D expenses consisted primarily of clinical research organization, or CRO fees; fees paid to consultants; salaries and related personnel costs; stock-based compensation; and facility costs. During the year ended December 31, 2012, our R&D expenses consisted primarily of transition costs, as clinical trial responsibilities shifted from the Licensor to us and our outside clinical research organization, or CRO; fees paid to other consultants; salaries and related personnel costs; stock-based compensation; and facility costs. We expense our R&D costs as they are incurred.

Results of Operations

The following summarizes our results of operations for the years ended December 31, 2014, 2013 and 2012.

General and administration expenses:

General and administrative expenses				Annual percentage change
(in thousands)	2014	2013	2012	2014/2013	2013/2012
Payroll and related costs	$3,323	$2,530	$2,088	31.3%	21.2%
Professional fees and expenses	3,304	2,352	2,071	40.5%	13.6%
Facility costs	1,754	1,295	792	35.4%	63.5%
Employee stock-based compensation expense	9,154	2,331	18,706	292.7%	(87.5%)
Other	1,823	1,279	1,157	42.5%	10.5%
	$19,358	$9,787	$24,814	97.8%	(60.6%)

Year ended December 31, 2014 Compared to Year ended December 31, 2013

Total G&A expenses increased approximately 97.8% to $19.4 million for the year ended December 31, 2014 from $9.8 million for the year ended December 31, 2013. This increase was primarily attributable to an increase in stock-based compensation expense, an increase in payroll and related costs, and in professional fees. Stock-based compensation expense increased to $9.2 million in 2014 from $2.3 million in 2013 due to the higher valuation of new grants issued to new and existing employees and directors during 2014 and the increase in employee headcount.  This higher valuation was driven by the increase in our stock price. The increase in payroll and related costs was primarily related to our adding G&A employees to support increased operations and to increase staffing in other areas such as human resources. The increase in overall facility costs was primarily due to additional leased office space to support corporate growth. The increase in professional fees and expenses was primarily due to increased legal fees incurred to support the overall growth of the Company.   We expect G&A expenses to continue to increase going forward as we support the corporate growth of the Company and move toward commercialization of drug candidates.

Year ended December 31, 2013 Compared to Year ended December 31, 2012

Total G&A expenses decreased approximately 61% to $9.8 million for the year ended December 31, 2013 from $24.8 million for the year ended December 31, 2012. This decrease was primarily attributable to a decrease in stock-based compensation of approximately $16.4 million, offset by increases in payroll and related costs, facility costs and professional fees. Stock-based compensation expense decreased to $2.3 million in 2013 from $18.7 million in 2012. The approximately $18.7 million of stock-based compensation expense in 2012 included approximately $18.2 million for an anti-dilutive warrant issued to the our Chief Executive Officer (see Note 6 in the accompanying notes to the consolidated financial statements). We had no additional expense for this anti-dilutive warrant in 2013 because it was fully expensed prior to December 31, 2012. We do not expect another similar warrant to be issued in the future. The increase in payroll and related costs primarily related to our adding G&A employees to support increased operations and to increase staffing in other areas such as accounting and human resources. The increase in overall facility costs was primarily due to additional leased office space to support corporate growth. The increase in professional fees and expenses was incurred primarily in support of meeting the requirements of becoming a large accelerated filer under the Exchange Act and the Sarbanes-Oxley Act. We expect G&A expenses to increase going forward as we support the corporate growth of the Company.

Research and development expenses:

Research and development expenses				Annual percentage change
(in thousands)	2014	2013	2012	2014/2013	2013/2012
Outside CRO/licensor services	$42,917	$10,601	$34,773	304.8%	(69.5%)
Outside other clinical development	25,956	15,403	5,103	68.5%	201.8%
Internal regulatory affairs and quality assurance	7,536	6,228	4,791	21.0%	30.0%
Internal clinical development	15,594	6,998	3,720	122.8%	88.1%
Internal chemical manufacturing	917	628	326	46.0%	92.6%
Employee stock-based compensation	29,997	5,188	923	478.2%	462.1%
	$122,917	$45,046	$49,636	172.9%	(9.2%)

Year ended December 31, 2014 Compared to Year ended December 31, 2013

Total R&D expenses increased approximately 172.9% to $122.9 million for the year ended December 31, 2014, from $45.0 million for the year ended December 31, 2013. This increase is primarily due to an approximately $20.5 million increase in costs associated with outside CRO/Licensor services and outside other clinical development due to assuming responsibility, effective January 1, 2014, for expenses related to the on-going legacy clinical trials that we assumed from the Licensor (see Note 9 to the accompanying notes to the consolidated financial statements). These trials are not on-going and these expenses are expected to decrease in 2015 and 2016.  During 2014, we incurred increased outside CRO and other clinical development costs for our initiated clinical trials and expect these costs to increase significantly in the coming year as we prepare for filing an NDA. The outside other clinical development expenses increased to approximately $26.0 million in 2014 from approximately $15.4 million in 2013. In 2014, outside other clinical development consisted of an increase of approximately $1.1 million in clinical services, which includes data management and our company-sponsored clinical trial specific activities, approximately $6.5 million in chemical manufacturing and controls, and approximately $0.9 million in consultant and contract labor. The increases in 2014 from 2013 in internal chemical manufacturing costs, internal clinical development costs and internal regulatory affairs and quality assurance costs were primarily due to an increase in employee headcount in support of our company-sponsored clinical trials. Employee stock-based compensation included in R&D expenses for the year ended December 31, 2014, was approximately $30.0 million compared to $5.2 million in 2013 and increased as a result of the higher valuation of new option grants issued to new and existing employees during 2014 and the increase in the number of employees who were hired to support our clinical trials. This higher valuation of new option grants was driven by the increase in our stock price.

Year ended December 31, 2013 Compared to Year ended December 31, 2012

Total R&D expenses decreased approximately 9.2% to $45.0 million for the year ended December 31, 2013 from $49.6 million for the year ended December 31, 2012. This decrease is primarily due to an approximately $16.4 million decrease in costs associated with outside CRO/Licensor services due to our reaching the cap on expenses for the ongoing clinical trials that we assumed from the Licensor, which we refer to as our Licensor legacy clinical trials (see Note 9 to the accompanying notes to the consolidated financial statements). The license agreement contained a cap on the external costs associated with the Licensor legacy clinical trials for which we are responsible. We reached this cost cap in the fourth quarter of 2012 and the above table reflects the outside services incurred by us net of the excess cost billed back to the Licensor. As a result of our reaching this cap, the outside CRO/Licensor service costs and other outside clinical development costs pertaining to the Licensor legacy clinical trials decreased significantly. This large decrease was offset by the initiation of our company-sponsored clinical trials. During 2013, we incurred increased outside CRO and other clinical development. The decrease in outside CRO/Licensor service expenses was partially offset by an increase in outside other clinical development expenses to approximately $15.4 million in 2013 from approximately $5.1 million in 2012. In 2013, outside other clinical development consisted of approximately $6.2 million in clinical services, which includes data management and our company-sponsored clinical trial specific activities, approximately $5.1 million in chemical manufacturing and controls, approximately $2.9 million in consultant and contract labor and approximately $1.2 million in legal services for clinical trial-related contracts in support of our company-sponsored clinical trials. The increases in 2013 from 2012 in internal chemical manufacturing costs, internal clinical development costs and internal regulatory affairs and quality assurance costs were primarily due to an increase in employee headcount in support of our company-sponsored clinical trials. Employee stock-based compensation included in R&D expenses for the year ended December 31, 2013, was approximately $5.2 million compared to $0.9 million in 2012 and increased as a result of the increase in the number of employees.

While expenditures on current and future clinical development programs, particularly our PB272 program, are expected to be substantial and to increase in 2015, they are subject to many uncertainties, including the results of our clinical trials and whether we develop any of our drug candidates with a partner or independently. As a result of such uncertainties, we cannot predict with any significant degree of certainty the duration and completion costs of our R&D projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of other factors, including:

●	the number of trials and studies in a clinical program;
●	the number of patients who participate in the trials;
●	the number of sites included in the trials;
●	the rates of patient recruitment and enrollment;
●	the duration of patient treatment and follow-up;
●	the costs of manufacturing our drug candidates; and
●	the costs, requirements, timing of, and ability to secure regulatory approvals.

Interest income:

For the year ended December 31, 2014, we recognized approximately $324,000 in interest income compared to approximately $172,000 and $98,000 of interest income for the years ended December 31, 2013 and 2012, respectively. The increase in interest income reflects excess cash invested in money market accounts, marketable securities and “high yield” savings accounts for a full year and cash invested from a public offering of our common stock completed in February 2014 (see Note 6 in the accompanying notes to consolidated financial statements).

Non-GAAP Financial Measures:

In addition to our operating results, as calculated in accordance with the accounting principles generally accepted in the United States, or GAAP, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance. The following table presents our net loss and net loss per share, as calculated in accordance with GAAP, as adjusted to remove the impact of employee stock-based compensation. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures. We believe these non-GAAP measures enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods.

For the year ended December 31, 2014, stock-based compensation represented approximately 27.5% of our loss from operations, compared to 13.7% and 26.4% for 2013 and 2012, respectively. This cost is related to our employee hiring practice and the fair market value of the stock option grants on the day granted. The major component of the stock-based compensation for 2012 was the valuation of an anti-dilutive warrant issued to Mr. Auerbach, our Chief Executive Officer and President. We believe the issuance of the anti-dilutive warrant was a onetime occurrence and the full value of the warrant has been recorded in our consolidated financial statements.

Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Loss and GAAP Net Loss Per Share to Non-GAAP Adjusted Net Loss Per Share

(in thousands except share and per share data)

	Years Ended December 31,
	2014	2013	2012

GAAP net loss	$(141,965)	$(54,659)	$(74,352)
Adjustments:
Stock-based compensation -
General and administrative	9,154	2,331	18,706	(1)
Research and development	29,997	5,188	924	(2)
Non-GAAP adjusted net loss	$(102,814)	$(47,140)	$(54,722)

GAAP net loss per share - basic and diluted	$(4.73)	$(1.90)	$(3.42)
Adjustment to net loss (as detailed above)	1.30	0.26	0.90
Non-GAAP adjusted net loss per share	$(3.43)	$(1.64)	$(2.52)	(3)

(1) To reflect a non-cash charge to operating expense for General and Administrative Stock-based compensation.
(2) To reflect a non-cash charge to operating expense for Research and Development Stock-based compensation.

(3) Non-GAAP adjusted net loss per share was calculated based on 30,010,979, 28,696,573 and 21,725,986 weighted average common shares outstanding for the years ended December 31, 2014, 2013 and 2012, respectively.

Liquidity and Capital Resources

Operating Activities

We reported net losses of approximately $142.0 million, $54.7 million, and $74.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. We also reported negative cash flows from operating activities of approximately $77.2 million, $55.0 million and $44.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Net cash used in operating activities for the year ended December 31, 2014, includes a net loss of $142.0 million adjusted for non-cash items of approximately $39.2 million for stock option expense, build-out allowance of $0.2 million and $0.6 million for depreciation and amortization of property and equipment. Further changes in cash flows from operations include an increase in accounts payable and accrued expenses of approximately $25.2 million, a decrease of $8.1 million in Licensor receivables, and an increase in prepaid expenses and other assets of approximately $8.6 million. The increase in both accounts payable and accrued expenses reflect an increase in clinical trial cost and an accrual of approximately $16.4 million for employee payroll taxes withheld related to the exercise of employee stock options during December 2014. The proceeds from the exercise of the stock options were primarily received in December 2014 while the payments for taxes withheld were made in January 2015. The increase in prepaid expenses and other assets reflects up-front payments made to various CROs for company-initiated clinical trials, for various insurance policies and the comparator inventory.

Net cash used in operating activities for the year ended December 31, 2013, includes a net loss of $54.7 million adjusted for non-cash items of approximately $7.5 million for stock option expense and $0.4 million for depreciation and amortization of property and equipment. Further changes in cash flow from operations include a decrease in accounts payable and accrued expenses of approximately $2.4 million, a decrease of $0.8 million in Licensor receivables, and an increase in prepaid expenses and other assets of approximately $6.7 million. At December 31, 2012, we had a large receivable from the Licensor covering costs incurred in the fourth quarter of 2012. The decrease in both accounts payable and accrued expenses reflect the payment of this receivable and subsequent payments for ongoing costs associated with the Licensor-initiated clinical trials. The increase in prepaid expenses and other assets reflects up-front payments made to various CROs for company-initiated clinical trials and for various insurance policies.

Net cash used in operating activities for the year ended December 31, 2012, includes a net loss of approximately $74.4 million adjusted for non-cash items of approximately $18.2 million from the issuance of an anti-dilutive warrant, stock option expense of $1.4 million, $0.5 million resulting from an allowance received from the landlord and $0.3 million for depreciation and amortization of property and equipment.  Further changes in cash flows from operations include an increase in accounts payable and accrued expenses of approximately $21.1 million, an increase of $10.6 million in Licensor receivables and an increase in prepaid expenses of approximately $0.7 million. The increase in accounts payable and accrued expenses compared to 2011 is a direct result of us assuming operational and financial responsibility for the clinical trials transferred from the Licensor. These accruals and payables consist mainly of fees due to the Licensor and CROs for maintaining and managing our clinical trials. The Licensor receivable represents costs in excess of a “cap cost” established in the license agreement. The license agreement allowed us to bill back any external costs associated with the transferred trials in excess of the cap cost to the Licensor. We reached the cap cost during the fourth quarter of 2012, and reimbursement claims discontinued effective January 1, 2014.

Investing Activities

Net cash used in investing activities was approximately $63.3 million for the year ended December 31, 2014. A significant portion of this is comprised of cash used for the purchase of available-for-sale securities of approximately $132.3 million offset by the sale and maturity of available-for-sale securities of $70.3 million. Additionally, approximately $1.3 million of cash used in investing activities was used for leasehold improvements, the purchase of property and equipment to support corporate growth.

Net cash used in investing activities was approximately $41.5 million for the year ended December 31, 2013. A significant portion of this is comprised of cash used for the purchase of available-for-sale securities of approximately $49.3 million offset by the sale and maturity of available-for-sale securities of $8.4 million. We invest our excess cash in available-for-sale securities. Additionally, approximately $0.6 million of cash used in investing activities was used for the purchase of property and equipment to support corporate growth.

Net cash used in investing activities was approximately $1.2 million for the year ended December 31, 2012. A significant portion for 2012, $0.6 million, represents additional computer equipment and infrastructure, along with $0.5 million in leasehold improvements to support our growth in the number of employees and facilities.

Financing Activities

February 2014 Common Stock Offering. On February 14, 2014, we completed an underwritten public offering of 1,126,530 shares of our common stock (including an additional 146,938 shares of our common stock issued and sold pursuant to the underwriters’ option to purchase additional shares)  at a price of $122.50 per share, less the underwriting discount. The net proceeds received by us were approximately $129.4 million after deducting the underwriting discount and estimated offering expenses payable by us.

In addition, during the year ended December 31, 2014, $6.5 million was received for employee stock options exercised during 2014.

During the year ended December 31, 2013, the cash provided by financing activities was approximately $2.2 million. This represents proceeds we received from employee stock options exercised during 2013.

October 2012 Common Stock Offering. On October 18, 2012, we entered into an underwriting agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Leerink Swann LLC, as representatives of several underwriters, providing for the offer and sale in a firm-commitment underwritten public offering of 7,500,000 shares of our common stock at a price of $16.00 per share, less the underwriting discount. On October 19, 2012, the underwriters exercised the overallotment option granted to the underwriters to purchase an additional 1,125,000 shares of our common stock from us at $16.00 per share, less the underwriting discount. The transactions were completed on October 24, 2012, and we received net proceeds of approximately $129.2 million, which is comprised of gross proceeds of approximately $138 million, less $8.8 million of underwriting fees and other offering expenses payable by us.

January 2015 Common Stock Offering. On January 27, 2015, we completed an underwritten public offering of 1,150,000 shares of our common stock (including an additional 150,000 shares of our common stock issued and sold pursuant to the underwriters’ option to purchase additional shares) at a price of $190.00 per share, less the underwriting discount. The net proceeds received by us were approximately $205.0 million after deducting the underwriting discount and estimated offering expenses payable by us.

Current and Future Financing Needs

We have incurred negative cash flows from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our R&D efforts. Given the current and desired pace of clinical development of our three product candidates, over the next 12 months we estimate that our R&D spending will be approximately $115 million to $130 million, excluding stock-based compensation. We will need approximately $10 million to $12 million for general and administrative expenses over the next 12 months, excluding stock-based compensation. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.

While we believe that the approximately $38.5 million in cash and cash equivalents and $102.8 million in marketable securities as of December 31, 2014, together with the $205.0 million raised on January 27, 2015 from our common stock offering, will be sufficient to enable us to meet our anticipated expenditures into 2016 and beyond, we may seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We expect to continue incurring significant losses for the foreseeable future and our continuing operations will depend on whether we are able to raise additional funds through additional equity or debt financing or entering into a strategic alliance with a third party concerning one or more of our product candidates. Through December 31, 2014, and into 2015, a significant portion of our financing has been through public offerings and private placements of our equity securities. We will continue to fund operations from cash on hand and marketable securities and through the similar sources of capital previously described. We can give no assurances that any additional capital raised will be sufficient to meet our needs. Further, in light of current economic conditions, including the lack of access to the capital markets being experienced by small companies, particularly in our industry, there can be no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future, we may be forced to delay or discontinue the development of one or more of our product candidates and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

In addition, we have based our estimate of the capital needs on assumptions that may prove to be wrong. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of equity or debt and other sources of funds. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interests of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations, and our business, financial condition and results of operations would be materially harmed. In such an event, we will be required to undertake a thorough review of our programs, and the opportunities presented by such programs, and allocate our resources in the manner most prudent.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined by the SEC regulations.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. Our contractual obligations result from property leases for office space. Although we do have obligations for CRO services, the table below excludes potential payments we may be required to make under our agreements with CROs because timing of payments and actual amounts paid under those agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations, and those agreements are cancelable upon written notice by the Company and therefore, not long-term liabilities. The contracts also contain variable costs that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary and therefore, are also not included in the table below. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information.

The following table represents our contractual obligations as of December 31, 2014, aggregated by type (in thousands):

	Payments due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating Lease Obligations	$6,443	$1,441	$3,083	$1,919	$-
Total	$6,443	$1,441	$3,083	$1,919	$-

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

The Company assesses the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been an impairment by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through December 31, 2014.

Research and Development Expenses:

R&D expenses are charged to operations as incurred. The major components of R&D costs include clinical manufacturing costs; clinical trial expenses; consulting and other third-party costs; salaries and employee benefits; stock-based compensation expense; supplies and materials; and allocations of various overhead costs. Clinical trial expenses include, but are not limited to, investigator fees, site costs, comparator drug costs, and CRO costs. In the normal course of business, we contract with third parties to perform various clinical trial activities in the ongoing development of potential products. The financial terms of these agreements are subject to negotiation and variations from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients and the completion of portions of the clinical trial or similar conditions. Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites, cooperative groups and CROs. The objective of our accrual policy is to match the recording of expenses in our consolidated financial statements to the actual services received and efforts expended. As actual costs become known, we adjust our accruals in that period.

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

Research and Development Reimbursement:

The licensing agreement set a “cap” on the amount of external expenses we would incur, beginning January 1, 2012, in completing the clinical trials transferred from the Licensor to the Company. The license agreement originally stipulated that the Licensor would be responsible for all external expenses associated with the transferred clinical trials and that we would invoice for such costs on a quarterly basis. The Licensor had 60 days to review the invoice and supporting documentation.  All amounts reimbursed from the Licensor represent charges for services provided by third parties and not by us. Accordingly, we have elected to treat the reimbursed costs as a “pass-through” expense billable to the Licensor and as an off-set to our  R&D expenses. Therefore, our R&D expenses are recorded net of any excess cap costs billed to the Licensor. We recognized approximately $16.4 million and $10.6 million of excess cap cost billings in the years ended December 31, 2013 and 2012, respectively.

The license agreement was amended in July 2014 which made the Company solely responsible for the expenses incurred or accrued in conducting the ongoing legacy clinical trials after December 31, 2013.  Pursuant to the amendment to the original license agreement, no reduction in the expenses related to the licensor legacy clinical trials that were in excess of the cap on such expenses set forth in the license agreement was recorded in the year ended December 31, 2014.

Stock-Based Compensation:

Stock option awards:

Accounting Standards Codification 718, Compensation-Stock Compensation, or ASC 718, requires the fair value of all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. Under ASC 718, employee option grants are generally valued at the grant date and those valuations do not change once they have been established. The determination of the fair value using the Black-Scholes Option Pricing Method is affected by our stock price as well as a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. As allowed by ASC 718 for companies with a short period of publicly traded stock history, our estimate of expected volatility is based on the average expected volatilities of a sampling of seven companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage. The seven companies are reviewed quarterly as the volatility has the greatest impact on the calculation. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. Option forfeitures are calculated when the option is granted to reduce the option expense to be recognized over the life of the award and updated upon receipt of further information as to the amount of options expected to be forfeited. The option expense is “trued-up” upon the actual forfeiture of a stock option grant.  Due to our limited history, we use the simplified method to determine the expected life of the option grants.

Performance share awards:

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

Recently Issued Accounting Standards:

In August 2014, the Financial Accounting Standards Board, the “FASB” issued guidance requiring management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. The guidance (1) provides a definition for the term “substantial doubt,” (2) requires an evaluation every reporting period, interim periods included, (3) provides principles for considering the mitigating effect of management’s plans to alleviate the substantial doubt, (4) requires certain disclosures if the substantial doubt is alleviated as a result of management’s plans, (5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and (6) requires an assessment period of one year from the date the financial statements are issued. The standard is effective for our reporting year beginning January 1, 2017 and early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: (1) identify the contract, (2) identify performance obligations, (3) determine the transaction price, (4) allocate the transaction price, and (5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. The standard is effective for our reporting year beginning January 1, 2017 and early adoption is not permitted. We are currently evaluating the impact, if any, that this standard will have on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities, or ASU No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as development stage entities ( Topic 915 ). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholder equity.  For public entities, these amendments begin to be effective for periods after December 31, 2014.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. We adopted this standard on December 31, 2014 and it did not have a material impact on our consolidated financial statements.

In July 2013, the FASB issued guidance for the presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an entity to present in the financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward. If the NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. This guidance does not require any additional recurring disclosures and is effective for fiscal years beginning after December 15, 2013. The adoption of this standard in 2014 did not have a material impact on our consolidated financial statements.

ITEM  7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investing activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalents and available-for-sale investments in a variety of securities, which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes because of the relatively short maturities of our investments and we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We manage our sensitivity to these risks by maintaining investments grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of December 31, 2014, our investments consisted primarily of U.S. government and agency obligations and corporate obligations. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or 10% decrease in interest rates due mainly to the short-term nature of our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Additionally, we do not invest in foreign currencies or other foreign investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer have concluded that these disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework - 2013 (COSO 2013 framework). Based on this evaluation and criteria, our management concluded that as of December 31, 2014, our internal control over financial reporting was effective at the reasonable assurance level.

Our internal control over financial reporting as of December 31, 2014 has been audited by PKF Certified Public Accountants, A Professional Corporation, our independent registered public accounting firm, as stated in their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

ITEM 9B.	OTHER INFORMATION

Not applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our 2015 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our 2015 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our 2015 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our 2015 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our 2015 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.

Consolidated Financial Statement Schedules

(a) Documents Filed as Part of Report

(1) Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm	F-2
•	Consolidated Balance Sheets at December 31, 2014 and 2013	F-3
•	Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012	F-4
•	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2014, 2013 and 2012	F-5
•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012	F-6
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	F-7
•	Notes to Consolidated Financial Statements	F-8

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2015.

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

Signature	Title	Date
/s/ Alan H. Auerbach Alan H. Auerbach	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2015
/s/ Charles R. Eyler Charles R. Eyler	Senior Vice President, Finance and Administration and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2015
/s/ Thomas R. Malley Thomas R. Malley	Director	March 2, 2015
/s/ Jay M. Moyes Jay M. Moyes	Director	March 2, 2015
/s/ Troy E. Wilson Troy E. Wilson	Director	March 2, 2015

EXHIBIT INDEX

Exhibit		Incorporation by Reference
No.		Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated September 29, 2011, by and among Innovative Acquisitions Corp., IAC Merger Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, and Puma Biotechnology, Inc., a Delaware corporation	8-K	2.1	10/4/2011

3.1	Certificate of Merger relating to the merger of IAC Merger Corporation with and into Puma Biotechnology, Inc., filed with the Secretary of State of Delaware on October 4, 2011	8-K	3.1	10/11/2011

3.2	Certificate of Ownership and Merger relating to the merger of Puma Biotechnology, Inc. with and into Innovative Acquisitions Corp., filed with the Secretary of State of the State of Delaware on October 4, 2011	8-K	3.2	10/11/2011

3.3	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 14, 2011	DEF 14C	Appendix 1	10/24/2011

3.4	Bylaws of Puma Biotechnology, Inc.	10-SB	3.2	9/14/2007

4.1	Form of Common Stock Certificate	S-1/A	4.1	2/1/2012

4.2	Warrant to Purchase Shares of Common Stock of Puma Biotechnology, Inc., dated October 4, 2011, issued to Alan H. Auerbach	8-K	4.2	10/11/2011

10.1(a)*	License Agreement, dated August 18, 2011, by and between the Company, as successor to Puma Biotechnology, Inc., and Pfizer Inc.	8-K/A	10.1	12/16/2011

10.1(b)*	Amendment No. 1 to License Agreement dated July 18, 2014, between the Company and Pfizer, Inc.	10-Q	10.1	11/10/2014

10.2(a)	Puma Biotechnology, Inc. 2011 Incentive Award Plan	8-K	10.4	10/11/2011

10.2(b)	First Amendment to Puma Biotechnology, Inc. 2011 Incentive Award Plan	DEF 14A	Appendix A	6/4/2014

10.2(c)	Form of Stock Option Grant Notice and Stock Option Agreement, issued pursuant to the 2011 Incentive Award Plan	10-K	10.5	3/29/2012

10.2(d)	Form of Chief Executive Officer Stock Option Grant Notice and Stock Option Agreement, issued pursuant to the 2011 Incentive Award Plan	10-K	10.6	3/29/2012

10.2(e)	Form of Performance Share Award Agreement, issued pursuant to the 2011 Incentive Award Plan	10-K	10.2(d)	3/3/2014

10.3(a)	Registration Rights Agreement, dated October 4, 2011, by and among Puma, the investors listed on Exhibit A attached thereto and the Company	8-K/A	10.5	12/16/2011
10.3(b)	Amendment No. 1 to Registration Rights Agreement	8-K	10.2	11/23/2011

10.4	Letter Agreement, dated October 21, 2011, between the Company and Charles Eyler	8-K	10.2	10/27/2011

10.5(a)	Office Lease by and between the Company and CA – 10880 Wilshire Limited Partnership, executed on December 7, 2011	8-K	10.1	12/13/2011

Exhibit		Incorporation by Reference
No.		Form	Exhibit	Filing Date

10.5(b)	First Amendment to the Office Lease, dated as of November 28, 2012, by and between the Company and CA – 10880 Wilshire Limited Partnership	10-K	10.13(B)	4/1/2013

10.5(c)	Second Amendment to the Office Lease, dated as of December 3, 2013, by and between the Company and CA – 10880 Wilshire Limited Partnership	10-K	10.6(c)	3/3/2014

10.5(d)	Third Amendment to the Office Lease, dated as of March 18, 2014, by and between the Company and CA – 10880 Wilshire Limited Partnership

10.6	Employment Agreement, dated January 19, 2012, by and between the Company and Alan H. Auerbach	8-K	10.1	1/24/2012

10.7(a)	Office Lease by and between DWF III Gateway, LLC and the Company, executed June 7, 2012	8-K	10.1	6/13/2012

10.7(b)	First Amendment to Lease, dated as of May 19, 2014, by and between DWF III Gateway, LLC and the Company	8-K	10.1	5/23/2014

10.8	Letter Agreement, dated May 2, 2012, between the Company and Richard P. Bryce	8-K	10.1	6/26/2012

10.9	Form of Indemnification Agreement	S-1/A	10.17	10/15/2012

10.10	Non-Employee Director Compensation Program	10-K	10.11	3/3/2014

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Linkbase Document

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Puma Biotechnology, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Puma Biotechnology, Inc. and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years ended 2014, 2013, and 2012. We also have audited Puma Biotechnology, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Puma Biotechnology Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Puma Biotechnology, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of its operations, comprehensive loss, changes in stockholders’ equity and its cash flows for each of the three years ended 2014, 2013, and 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Puma Biotechnology, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ PKF
San Diego, California	PKF
March 2, 2015	Certified Public Accountants A Professional Corporation

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$38,539	$43,044
Marketable securities	102,788	40,904
Licensor receivable	1,760	9,813
Prepaid expenses and other, current	6,292	2,635
Total current assets	149,379	96,396
Property and equipment, net	2,157	1,684
Prepaid expenses and other, long-term	10,007	5,080
Restricted cash	1,215	1,214
Total assets	$162,758	$104,374
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,997	$10,692
Accrued expenses	29,444	8,579
Total current liabilities	44,441	19,271
Deferred rent	1,269	1,116
Total liabilities	45,710	20,387
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock - $.0001 par value; 100,000,000 shares authorized; 30,548,309 issued and outstanding at December 31, 2014, and 28,991,289 issued and outstanding at December 31, 2013	3	3
Additional paid-in capital	399,191	223,232
Receivables from the exercise of options	(835)	—
Accumulated other comprehensive (loss) income	(95)	3
Accumulated deficit	(281,216)	(139,251)
Total stockholders' equity	117,048	83,987
Total liabilities and stockholders' equity	$162,758	$104,374

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Years Ended December 31,
	2014	2013	2012
Operating expenses:
General and administrative	$19,358	$9,787	$24,814
Research and development	122,917	45,046	49,636
Totals	142,275	54,833	74,450
Loss from operations	(142,275)	(54,833)	(74,450)
Other income (expenses):
Interest income	324	172	98
Other income (expense)	(14)	2	—
Totals	310	174	98
Net loss	$(141,965)	$(54,659)	$(74,352)
Net loss applicable to common stock	$(141,965)	$(54,659)	$(74,352)
Net loss per common share—basic and diluted	$(4.73)	$(1.90)	$(3.42)
Weighted-average common shares outstanding—basic and diluted	30,010,979	28,696,573	21,725,986

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net loss	$(141,965)	$(54,659)	$(74,352)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	(98)	3	—
Comprehensive loss	$(142,063)	$(54,656)	$(74,352)

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

(in thousands except share data)

				Receivables	Accumulated
			Additional	from the	Other
	Common Stock		Paid-in	Exercise of	Comprehensive	Accumulated
	Shares	Amount	Capital	Options	Income (Loss)	Deficit	Total
Balance at December 31, 2011	20,040,000	$2	$64,610	$—	$—	$(10,240)	$54,372
Issuance of shares of common stock through equity placement at $16.00 per share, net of issuance costs	8,625,000	1	129,213	—	—	—	129,214
Stock option compensation	—	—	1,408	—	—	—	1,408
Anti-dilutive warrant	—	—	18,222	—	—	—	18,222
Exercises of stock options	11,666	—	45	—	—	—	45
Net loss	—	—	—	—	—	(74,352)	(74,352)
Balance at December 31, 2012	28,676,666	3	213,498	—	—	(84,592)	128,909
Stock option compensation	—	—	7,519	—	—	—	7,519
Exercises of stock options	314,623	—	2,215	—	—	—	2,215
Unrealized gain on available for sale securities	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	(54,659)	(54,659)
Balance at December 31, 2013	28,991,289	3	223,232	—	3	(139,251)	83,987
Stock option compensation	—	—	39,151	—	—	—	39,151
Exercises of stock options	430,490	—	7,368	(835)	—	—	6,533
Issuance of shares of common stock through equity placement at $122.50 per share, net of issuance costs	1,126,530	—	129,440	—	—	—	129,440
Unrealized loss on available for sale securities	—	—	—	—	(98)	—	(98)
Net loss	—	—	—	—	—	(141,965)	(141,965)
Balance at December 31, 2014	30,548,309	$3	$399,191	$(835)	$(95)	$(281,216)	$117,048

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities:
Net loss	$(141,965)	$(54,659)	$(74,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	627	423	265
Build-out allowance received from landlord	192	—	464
Stock option expense	39,151	7,519	1,408
Anti-dilutive warrant	—	—	18,222
Changes in operating assets and liabilities:
Licensor receivable	8,053	799	(10,612)
Prepaid expenses and other	(8,584)	(6,727)	(707)
Accounts payable	4,305	10,210	395
Accrued expenses	20,865	(12,640)	20,719
Accrual of deferred rent	153	27	186
Net cash used in operating activities	(77,203)	(55,048)	(44,012)
Investing activities:
Purchase of property and equipment	(1,100)	(624)	(591)
Expenditures for leasehold improvements	(192)	(4)	(471)
Restricted cash	(1)	(2)	(159)
Purchase of available-for-sale securities	(132,259)	(49,347)	—
Sale/maturity of available-for-sale securities	70,277	8,446	—
Net cash used in investing activities	(63,275)	(41,531)	(1,221)
Financing activities:
Net proceeds from issuance of common stock	129,440	—	129,214
Net proceeds from exercise of options	6,533	2,215	45
Net cash provided by financing activities	135,973	2,215	129,259
Net (decrease) increase in cash and cash equivalents	(4,505)	(94,364)	84,026
Cash and cash equivalents, beginning of year	43,044	137,408	53,382
Cash and cash equivalents, end of year	$38,539	$43,044	$137,408
Supplemental disclosures of non-cash investing and financing activities:
Receivables from the exercise of options	$835	$—	$—

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation:

Business:

Puma Biotechnology, Inc., or Puma, is a biopharmaceutical company based in Los Angeles, California. References in these Notes to Consolidated Financial Statements to the “Company” refer to Puma Biotechnology, Inc., a private Delaware company formed on September 15, 2010, or Private Puma, for periods prior to the merger of Private Puma with Public Puma (as defined below), which took place on October 4, 2011, or the Merger, and Puma Biotechnology, Inc., a Delaware company formed on April 27, 2007, and formerly known as Innovative Acquisitions Corp., or Public Puma, for periods following the Merger. The Company is a biopharmaceutical company with a focus on the acquisition, development and commercialization of innovative products to enhance cancer care. The Company focuses on in-licensing drug candidates that are undergoing or have already completed initial clinical testing for the treatment of cancer and then seeks to further develop those drug candidates for commercial use.

In November 2012, the Company established and incorporated Puma Biotechnology Ltd., a wholly owned subsidiary, for the sole purpose of serving as Puma’s legal representative in the United Kingdom and the European Union in connection with Puma’s clinical trial activity in those countries.

Basis of Presentation:

The Company is initially focused on developing neratinib for the treatment of patients with human epidermal growth factor receptor type 2, or HER2-positive, breast cancer, HER2 mutated non-small cell lung cancer, HER2-negative breast cancer that has a HER2 mutation and other solid tumors that have an activating mutation in HER2.  The Company has reported a net loss of approximately $142.0 million and negative cash flows from operations of approximately $77.2 million for the year ended December 31, 2014. Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities through the drug development process.

The Company’s continued operations will depend on its ability to raise funds through various potential sources, such as equity and debt financing. Through December 31, 2014, and into 2015, the Company’s financing was primarily through public offerings of Company common stock and private equity placements. The Company sold additional shares of its common stock through an underwritten public offering in January 2015 (see Note 10).  As a result, the Company received net proceeds of approximately $205.0 million.  Given the current and desired pace of clinical development of its product candidates, management believes that the cash and cash equivalents and marketable securities on hand at December 31, 2014, together with the net proceeds from the January 2015 public offering, are sufficient to fund clinical development through 2016 and beyond. The Company may need additional financing until it can achieve profitability, if ever.  There can be no assurance that additional capital will be available on favorable terms or at all or that any additional capital that the Company is able to obtain will be sufficient to meet its needs.  If it is unable to raise additional capital, the Company could likely be forced to curtail desired development activities, which will delay the development of its produce candidates.

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

Licensor Receivable:

Pfizer, Inc., or the Licensor, receivable represents the remaining external “out of pocket” clinical trial costs in excess of an agreed upon “cap” for clinical trials that were ongoing at the time the licensing agreement with the Licensor was reached. In July 2014, the license agreement was amended to make the Company solely responsible for the expenses incurred or accrued in conducting the ongoing legacy clinical trials after December 31, 2013, and to fix the future royalty rate that must be paid to the Licensor upon commercialization in the low to mid-teens. The Company has not established a reserve against this receivable as it is deemed to be fully collectible.

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

Assets Measured at Fair Value on a Recurring Basis:

Accounting Standards Codification, or “ASC”, 820, Fair Value Measurement, or ASC 820, provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Under ASC 820, fair value is determined based upon the exit price that would be received by a company to sell an asset or paid by a company to transfer a liability in an orderly transaction between market participants, exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company uses the most advantageous market, which is the market from which the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. ASC 820 creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest.

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

Following are the major categories of assets measured at fair value on a recurring basis as of December 31, 2014 and 2013, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

December 31, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents	$20,874	$—	$—	$20,874
Marketable securities - US government	—	11,496	—	11,496
Marketable securities-corporate bonds	—	91,292	—	91,292
	$20,874	$102,788	$—	$123,662

December 31, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents	$41,598	$—	$—	$41,598
Marketable securities - corporate bonds	—	40,904	—	40,904
	$41,598	$40,904	$—	$82,502

The Company’s investments in corporate bonds and US government securities are exposed to price fluctuations. The fair value measurements for corporate bonds and US government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned, exclusive of any transaction costs and without any adjustments to reflect discounts that may be applied to selling a large block of securities at one time.

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents. The Company’s cash and cash equivalents in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at December 31, 2014, were approximately $39.7 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Corporation and Moody’s Investor Services at the time of purchase.

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

The Company assesses the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through December 31, 2014.

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

Research and Development Reimbursement:

The license agreement set a “cap” on the amount of external expenses the Company would incur, beginning January 1, 2012, in completing the clinical trials transferred from the Licensor to the Company. The license agreement originally stipulated that the Licensor would be responsible for all external expenses associated with the transferred clinical trials and that the Company would invoice for such costs on a quarterly basis. The Licensor had 60 days to review the invoice and supporting documentation. All amounts reimbursed from the licensor represent charges for services provided by third parties and not the Company. Accordingly, the Company has elected to treat the reimbursed costs as “pass-through” expenses billable to the Licensor and as an offset to R&D expenses. R&D expenses are recorded net of any excess cap costs billed to the Licensor. The Company recognized approximately $16.4 million and $10.6 million of excess cap cost billed to the Licensor for the years ended December 31, 2013 and 2012, respectively.

The license agreement was amended in July 2014 which made the Company solely responsible for the expenses incurred or accrued in conducting the ongoing legacy clinical trials after December 31, 2013.  Pursuant to the amendment to the original license agreement, no reduction in the expenses related to the licensor legacy clinical trials that were in excess of the cap on such expenses set forth in the license agreement was recorded in the year ended December 31, 2014.

Stock-Based Compensation:

Stock option awards:

ASC 718, Compensation-Stock Compensation, or ASC 718, requires the fair value of all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. Under ASC 718, employee option grants are generally valued at the grant date and those valuations do not change once they have been established. The fair value of each option award is estimated on the grant date using the Black-Scholes Option Pricing Method. As allowed by ASC 718 for companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility is based on the average expected volatilities of a sampling of seven companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. Option forfeitures are calculated when the option is granted to reduce the option expense to be recognized over the life of the award and updated upon receipt of further information as to the amount of options expected to be forfeited. The option expense is “trued-up” upon the actual forfeiture of a stock option grant. Due to its limited history, the Company uses the simplified method to determine the expected life of the option grants.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the Consolidated Financial Statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2014 and 2013, the Company did not have a liability for unrecognized tax uncertainties.

The Company is subject to routine audits by taxing jurisdictions. As of December 31, 2014, the Company’s tax years for 2011, 2012 and 2013 are subject to examination by the authorities. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods presented as required by ASC 260, Earnings per Share. Diluted earnings per common share are the same as basic earnings per share because the assumed exercise of the Company’s outstanding options are anti-dilutive. For the year ended December 31, 2014, potentially dilutive securities excluded from the calculations were 3,978,126 shares issuable upon exercise of options, 18,942 shares issuable as performance awards and 2,116,250 shares issuable upon exercise of a warrant. For the years ended December 31, 2013 and 2012, potentially dilutive securities excluded from the earnings per common share calculation were 2,604,224 and 4,022,584 shares issuable upon exercise of options and warrants, respectively.

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

Issuance of Common Stock Upon Exercise of Stock Option Grants:

When a stock option grant or partial stock option grant is exercised, the Company notifies its transfer agent to release the required number of common stock shares from the reserve for the Company’s 2011 Incentive Award Plan. The Company records the transaction for the cash received and the issuance of common shares. Should there be a delay in the cash receipts due to the settlement period, the Company records a receivable from the exercise of an option as part of stockholders’ equity on the consolidated balance sheet.

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board, or the FASB, issued guidance requiring management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. The guidance (1) provides a definition for the term “substantial doubt,” (2) requires an evaluation every reporting period, interim periods included, (3) provides principles for considering the mitigating effect of management’s plans to alleviate the substantial doubt, (4) requires certain disclosures if the substantial doubt is alleviated as a result of management’s plans, (5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and (6) requires an assessment period of one year from the date the financial statements are issued. The standard is effective for the Company’s reporting year beginning January 1, 2017 and early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: (1) identify the contract, (2) identify performance obligations, (3) determine the transaction price, (4) allocate the transaction price, and (5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. The standard is effective for our reporting year beginning January 1, 2017 and early adoption is not permitted. The Company is currently evaluating the impact, if any, that this standard will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities, or ASU No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as development stage entities ( Topic 915 ). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholder equity.  For public entities, these amendments begin to be effective for periods after December 31, 2014.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company adopted this standard on December 31, 2014, and it did not have a material impact on its consolidated financial statements.

In July 2013, the FASB issued guidance for the presentation of an unrecognized tax benefit when a net operating loss, or NOL, carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an entity to present in the financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward. If the NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. This guidance does not require any additional recurring disclosures and is effective for fiscal years beginning after December 15, 2013. The adoption of this standard in 2014 did not have a material impact on the Company’s consolidated financial statements.

Note 3—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following at December 31 (in thousands):

	2014	2013
Current:
CRO services	$2,451	$863
Other clinical development	2,525	1,089
Insurance	1,007	554
Other	309	129
	6,292	2,635
Long-term:
CRO services	6,352	1,509
Other clinical development	3,464	3,359
Insurance	130	142
Other	61	70
	10,007	5,080
Totals	$16,299	$7,715

Note 4—Property and Equipment:

Property and equipment consisted of the following at December 31 (in thousands):

Property and Equipment:	2014	2013
Leasehold improvements	$1,217	$914
Computer equipment	1,272	874
Telephone equipment	145	82
Furniture and fixtures	848	513
	3,482	2,383
Less: accumulated depreciation and amortization	(1,325)	(699)
Totals	$2,157	$1,684

Note 5—Accrued Expenses:

Accrued expenses consisted of the following at December 31 (in thousands):

	2014	2013
Accrued CRO/licensor services	$7,764	$4,801
Accrued other clinical development	2,541	2,369
Accrued legal fees	195	84
Accrued compensation	2,449	1,066
Payroll taxes withheld for options exercised	16,414	—
Other	81	259
Totals	$29,444	$8,579

Accrued CRO/licensor services and accrued other clinical development represent the Company’s estimate of such costs as of December 31, 2014 and 2013, which will be adjusted in the period the actual costs become known.

Note 6—Stockholders’ Equity:

Common Stock:

October 2012 Common Stock Offering. On October 18, 2012, the Company entered into an underwriting agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Leerink, as representatives of several underwriters, providing for the offer and sale in a firm-commitment underwritten public offering of 7,500,000 shares of the Company’s common stock, par value $0.0001 per share, at a price of $16.00 per share, less the underwriting discount. On October 19, 2012, the underwriters exercised the option granted to the underwriters to purchase an additional 1,125,000 shares of Company common stock from the Company at $16.00 per share, less the underwriting discount. The transactions were completed on October 24, 2012; the Company received net proceeds of approximately $129.2 million, which is comprised of gross proceeds of approximately $138 million, offset by the underwriting discount and estimated offering expenses of $8.8 million payable by the Company.

February 2014 Common Stock Offering. On February 10, 2014, the Company entered into an underwriting agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup, and Leerink, as representatives of several underwriters, providing for the offer and sale in a firm-commitment underwritten public offering of 979,592 shares of the Company’s common stock, par value $0.0001 per share, at a price of $122.50 per share, less the underwriting discount. On February 12, 2014, the underwriters exercised the option granted to the underwriters to purchase an additional 146,938 shares of Company common stock from the Company at $122.50 per share, less the underwriting discount. The transactions were completed on February 14, 2014; the Company received net proceeds of approximately $129.4 million, which is comprised of gross proceeds of approximately $138.0 million, offset by the underwriting discount and offering expenses of $8.6 million payable by the Company.

January 2015 Common Stock Offering. On January 21, 2015, the Company entered into an underwriting agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and JP Morgan Securities, as representatives of several underwriters, providing for the offer and sale in a firm-commitment underwritten public offering of 1,000,000 shares of the Company’s common stock, par value $0.0001 per share, at a price of $190.00 per share, less the underwriting discount. The underwriters exercised the option granted to the underwriters to purchase an additional 150,000 shares of Company common stock from the Company at $190.00 per share, less the underwriting discount. The transactions were completed on January 27, 2015; the Company received net proceeds of approximately

$205.0 million, which is comprised of gross proceeds of approximately $218.5 million, offset by the underwriting discount and offering expenses of $13.5 million payable by the Company.

The Company issued 430,490, 314,623 and 11,666 shares of common stock upon exercise of stock options during the years ended December 31, 2014, 2013 and 2012, respectively.

Authorized Shares:

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

The fair value of the warrant at October 24, 2012, was determined by the following assumptions using the Black-Scholes Option Pricing Method:

October 24,
2012
Common stock price	$16.00
Dividend yield	0.00%
Expected volatility	75.5%
Risk-free interest rate	1.8%
Remaining warrant term in years	9

Performance Shares:

During January 2014, performance share awards were granted to certain employees that provide for a maximum of 28,411 common stock shares to be issued. These shares vest over three years on the first, second and third anniversary of December 15, 2013. On each vesting date, if the Company’s closing common stock price is equal to $102.46 per share, one-third of the 28,411 shares will be awarded. If the Company’s closing common stock price is either lesser or greater than $102.46 per share, the number of common stock shares to be issued will be adjusted to be less than one-third of the 28,411 shares. No shares will be awarded if the Company’s closing common stock price is less than $47.53 per share at the vesting dates. The performance shares are valued on the grant date and the fair value of the performance award is equal to the market price of the Company’s common stock on the grant date. The performance share expense is recognized based on the Company’s estimate of a range of probabilities that the Company’s closing common stock price will be lower or higher than $102.46 on the vesting dates. Based on the range of probabilities, the expense is calculated and recognized over the three-year vesting period.  On December 15, 2014, the first vesting occurred and the calculations were performed.  As a result, 4,964 shares of common stock were issued to the employees and 4,505 performance shares were cancelled.

Stock Options:

The Company’s 2011 Incentive Award Plan, or the 2011 Plan, was adopted by the Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. Through December 31, 2014, a total of 6,529,462 shares of the Company’s common stock has been reserved for issuance under the 2011 Plan.

The Company awarded only “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107, or Share Based Payment. As of December 31, 2014, 3,978,126 shares of the Company’s common stock are issuable upon the exercise of outstanding awards granted under the 2011 Plan and 1,770,651 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees was estimated using the Black-Scholes Option Pricing Method (see Note 2) with the following weighted-average assumptions used during the years ended December 31:

	2014	2013	2012
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	74.4%	83.6%	86.4%
Risk-free interest rate	1.8%	1.4%	1.0%
Expected life in years	5.85	5.85	5.79

Employee stock-based compensation was as follows for the years ended December 31 (in thousands except per share data):

	2014	2013	2012
Stock-based compensation:
Options-
Research and development , or R&D	$28,446	$5,188	$924
General and administrative, or G&A	9,154	2,331	484
Warrant: G&A	—	—	18,222
Performance shares: R&D	1,551	—	—
Total share-based compensation expense	$39,151	$7,519	$19,630
Impact on basic and diluted net loss per share	$1.30	$0.26	$0.90
Weighted average shares (basic and diluted)	30,010,979	28,696,573	21,725,986

Activity with respect to options granted under the 2011 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	—	—	—	—
Options granted in the period ended March 31, 2012 for which compensation was recognized during 2011	670,000	$3.75	—	—
Granted	1,278,000	$11.48	—	—
Forfeited	(30,000)	$3.75	—	—
Exercised	(11,666)	$3.75	—	$190
Outstanding at December 31, 2012	1,906,334	$8.93	—	—
Granted	1,032,375	$44.77	—	—
Forfeited	(19,862)	$11.60	—	—
Exercised	(314,623)	$7.29	—	$23,525
Outstanding at December 31, 2013	2,604,224	$23.31	8.9	$208,902
Granted	1,980,208	$159.62	9.2	—
Forfeited	(175,816)	$67.08	—	—
Exercised	(430,490)	$17.12	—	$74,109
Outstanding at December 31, 2014	3,978,126	$89.55	8.7	$431,635
Unvested at December 31, 2014	2,591,565	$127.69	9.2	$194,498
Exercisable at December 31, 2014	1,386,561	$18.25	7.7	$237,137

At December 31, 2014, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $188.7 million, which is expected to be recognized over a weighted-average period of 2.5 years. At December 31, 2014, the total estimated unrecognized employee compensations cost related to non-vested performance shares was approximately $1.0 million, which is expected to be recognized over a weighted-average period of 1.5 years.  The weighted-average grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012, was $101.17 per share, $29.94 and $6.38 per share, respectively.

		Weighted
		Average
		Grant-Date
Stock options	Shares	Fair Value
Nonvested shares at December 31, 2013	1,838,633	$20.18
Granted	1,980,208	101.17
Vested/Issued	(1,051,460)	17.85
Forfeited	(175,816)	46.48
Nonvested shares at December 31, 2014	2,591,565	$81.33

		Weighted
		Average
		Grant-Date
Performance shares	Shares	Fair Value
Nonvested shares at December 31, 2013	-	$-
Granted	28,411	102.46
Vested/Issued	(4,964)	102.46
Cancelled	(4,505)	102.46
Nonvested shares at December 31, 2014	18,942	$102.46

Receivables from the exercise of options:

On December 29, 2014, 43,400 employee stock options were exercised as same-day-sales by employees of the Company.  However, cash receipts of approximately $835,000 were received on January 2, 2015 for common stock issued on December 31, 2014.  This created a receivable from the issuance of common stock as of December 31, 2014 in the amount of approximately $835,000 which is presented as receivable from the exercise of options on the accompanying Consolidated Balance Sheet. The Company received the cash for this transaction on January 2, 2015.

Note 7—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $0.5 million, $0.2 million, and $0.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Note 8—Income Taxes:

Temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (net operating loss carry-forwards) give rise to the Company’s deferred income taxes. The components of the Company’s net deferred tax assets as of December 31, 2014 and 2013 are as follows (in thousands):

	Federal	State	Total
Deferred tax assets—2014:
Net operating loss carry forwards	$71,535	$12,273	$83,808
Business credit carryforwards	6,499	3,429	9,928
Organization costs	185	32	217
Compensation	12,178	2,090	14,268
Depreciation	109	19	128
Other	72	12	84
	90,578	17,855	108,433
Deferred tax liabilities	—	—	—
Total deferred tax assets	90,578	17,855	108,433
Valuation allowance	(90,578)	(17,855)	(108,433)
Net deferred tax assets	$—	$—	$—

	Federal	State	Total
Deferred tax assets—2013:
Net operating loss carry forwards	$35,641	$6,116	$41,757
Business credit carryforwards	3,513	1,539	5,052
Organization costs	200	34	234
Compensation	9,791	1,681	11,472
Depreciation	42	7	49
Other	73	12	85
	49,260	9,389	58,649
Deferred tax liabilities	—	—	—
Total deferred tax assets	49,260	9,389	58,649
Valuation allowance	(49,260)	(9,389)	(58,649)
Net deferred tax assets	$—	$—	$—

As the ultimate realization of the potential benefits of the Company’s deferred tax assets is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances. Accordingly, the Company did not recognize any benefit from income taxes in the accompanying Consolidated Statements of Operations to offset its pre-tax losses. The valuation allowance increased $49.8 million in 2014 and $25.3 million in 2013. At December 31, 2014, the Company had federal and state net operating loss carryforwards of approximately $210.4 million each, which will begin to expire in 2031. At December 31, 2014, the Company also has federal and state research and development credit carryforwards of approximately $6.5 million and $5.2 million, respectively. Pursuant to the Internal Revenue Code, Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards could be limited if a cumulative change in ownership of more than 50% occurs within a three-

year period. The Company has not yet performed an assessment on the potential limitation on net operating loss and credit carryforwards.

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2014 and 2013 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Those deferred tax assets include federal and state net operating losses. Equity will be increased by approximately $42 million if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

The provision (credit) for income taxes in the accompanying Consolidated Statements of Operations differs from the amount calculated by applying the statutory income tax rate to income (loss) from continuing operations before income taxes. The primary components of such differences are as follows as of December 31 (in thousands):

	2014	2013	2012
Tax computed at the federal statutory rate	$(48,268)	$(18,584)	$(25,280)
State taxes	(8,465)	(3,948)	(4,279)
Permanent items	9,956	(806)	346
Other	(3,007)	—	—
Change in valuation allowance	49,784	23,338	29,213
Total provision	$—	$—	$—

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits at December 31:

(in thousands)	2014	2013	2012
Unrecognized tax benefits—January 1	$1,263	$205	$—
Gross increases—tax positions in prior period	—		—
Gross decreases—tax positions in prior period	(205)	—	—
Gross increases—tax positions in current period	1,424	1,058	205
Settlement	—	—	—
Lapse of statute of limitations	—	—	—

Unrecognized tax benefits—December 31	$2,482	$1,263	$205

The unrecognized tax benefits that, if recognized, would affect the effective tax rate is zero at December 31, 2014. The Company does not have tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefit will significantly increase or decrease within 12 months of the reporting date.

Note 9—Commitments and Contingencies:

Office Leases:

On December 7, 2011, the Company, entered into a non-cancelable operating lease for office space. The initial term of the lease is for seven years and commenced on December 10, 2011. The base rent was approximately $44,400 per month during the first year and will increase each year during the initial term, up to approximately $53,000 per month during the seventh year. The lease has an expiration date of December 9, 2018. In addition, the Company has an option to extend the lease for an additional five-year term. The lease is subject to additional charges for common area maintenance and other costs. Concurrent with the execution of the lease, the Company provided the landlord an automatically renewable stand-by letter of credit in the amount of $1,000,000. The stand-by letter of credit is collateralized by a high-yield savings account in the amount of approximately $1,053,000, which is classified as restricted cash on the accompanying Consolidated Balance Sheets. Rent expense for the years ended December 31, 2014, 2013, and 2012, was approximately $1,126,700, $872,500 and $526,900, respectively.

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

On March 18, 2014, the Company entered into a third amendment to the lease of its office space in Los Angeles, California.  This amendment added approximately 2,908 rentable square feet to the existing lease of approximately 22,775 square feet. Pursuant to the amendment, the Company’s monthly rent expense increased by approximately $11,487 per month following the execution of the amendment and will be increased to approximately $12,928 per month at the end of the lease term.

On May 19, 2014, the Company entered into a first amendment to the lease of its office space in South San Francisco, California.  This amendment added approximately 7,152 rentable square feet to the existing lease of approximately 9,560 square feet. Pursuant to the amendment, the Company’s monthly rent expense increased by approximately $22,886 per month following the execution of the amendment and will be increased to approximately $27,328 per month during the last year of the lease term.

Future minimum lease payments for each of the years subsequent to December 31, 2014, are as follows (in thousands):

Year Ending December 31,	Amount
2015	$1,441
2016	1,519
2017	1,564
2018	1,611
2019	308
Total	$6,443

License Agreement:

In August 2011, the Company entered into an agreement pursuant to which Pfizer, Inc., or the Licensor, agreed to grant it a worldwide license for the development, manufacture and commercialization of PB272 neratinib (oral), PB272 neratinib (intravenous) and PB357, and certain related compounds. The license is exclusive with respect to certain patent rights owned by or licensed to the Licensor. Under the agreement, the Company is obligated to commence a new clinical trial for a product containing one of these compounds within a specified period of time and to use commercially reasonable efforts to complete clinical trials and to achieve certain milestones as provided in a development plan. From the closing date of the agreement through December 31, 2011, the Licensor continued to conduct the existing clinical trials on behalf of the Company at the Licensor’s sole expense. At the Company’s request, the Licensor has agreed to continue to perform certain services in support of the existing clinical trials at the Company’s expense. These services will continue through the completion of the transitioned clinical trials. The license agreement “capped” the out of pocket expense the Company would be responsible for completing the then existing clinical trials. All agreed upon costs incurred by the Company above the “cost cap” would be reimbursed by the Licensor. The Company exceeded the “cost cap” during the fourth quarter of 2012. In accordance with the license agreement, the Company billed the Licensor for agreed upon costs above the “cost cap” until December 31, 2013.

On July 18, 2014, the Company entered into an amendment to the license agreement with the Licensor.  The amendment amends the License Agreement to (i) reduce the royalty rate payable by the Company to the Licensor on sales of licensed products, (ii) release the Licensor from its obligation to pay for certain out-of-pocket costs incurred or accrued on or after January 1, 2014 to complete certain ongoing clinical studies, and (iii) provide that the Licensor and the Company will continue to cooperate to effect the transfer to the Company of certain records, regulatory filings, materials and inventory controlled by Licensor as promptly as reasonably practicable.

As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones totaling approximately $187.5 million if all such milestones are achieved. Should the Company commercialize any of the compounds licensed from the Licensor or any products containing any of these compounds, the Company will be obligated to pay to the Licensor annual royalties at a fixed rate in the low-to-mid teens of net sales of all such products, subject to certain reductions and offsets in some circumstances. The Company’s royalty obligation continues, on a product-by-product and country-by-country basis, until the later of (i) the last to expire licensed patent covering the applicable licensed product in such country, or (ii) the earlier of generic competition for such licensed product reaching a certain level in such country or expiration of a certain time period after first commercial sale of such licensed product in such country. In the event that the Company sublicenses the rights granted to the Company under the license agreement with the Licensor to a third party, the same milestone and royalty payments are required. The Company can terminate the license agreement at will at any time after April 4, 2013, or for safety concerns, in each case upon specified advance notice.

Clinical Research Organization Contracts:

The Company engages with clinical research organizations, or CROs, for the management of its ongoing clinical trials. The Company may cancel these agreements with a 30 to 45 day written notice to the CRO. The Company would be obligated to pay for services rendered up to that point. The contracts also contain variable costs that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary and therefore, are not included in the table below. The CRO contracts held by the Company as of December 31, 2014, are summarized as follows (in thousands):

Indication	Total Contract Amount Remaining as of December 31, 2014	Months Remaining on Contract
HER2 Mutation Positive Solid Tumor	$5,825	20
HER2 Mutant Non-Small Cell Lung Cancer	1,798	16
HER2 Overexpressed/Amplified Breast Cancer (Licensor Legacy Clinical Trials)	14,242	12
HER2 Overexpressed/Amplified Breast Cancer (Extension)	31,015	28
HER2 Plus Metastatic Breast Cancer	40,075	45
Metastatic HER2-Amplified or Triple-Negative Breast Cancer	2,818	24
Others	1,136	up to 27
Total	$96,909

In addition, the Company has contracts that provide for payments to be made when milestones are reached.  As of December 31, 2014, Company obligations for potential milestone payments totaled approximately $16.5 million.  This amount will be paid by the Company if all milestones are reached.

Note 10—Subsequent Event:

Financing:

On January 27, 2015, the Company completed an underwritten public offering of 1,150,000 shares of the Company’s common stock (including an additional 150,000 shares of Company common stock issued and sold pursuant to the underwriters’ option to purchase additional shares), par value $0.0001 per share, at a price of $190.00 per share, less the underwriting discount. The net proceeds received by the Company were approximately $205.0 million after deducting the underwriting discount and estimated offering expenses payable by the Company.

Note 11—Quarterly Financial Data:

Quarterly financial data (in thousands except share and per share data):
(unaudited)	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2014
Revenues	$—	$—	$—	$—
Net loss	(19,794)	(38,844)	(35,844)	(47,483)
Net loss applicable to common stock	(19,794)	(38,844)	(35,844)	(47,483)
Net loss per share—basic and diluted	$(0.67)	$(1.29)	$(1.19)	$(1.57)
Weighted-average common shares outstanding—basic and diluted	29,567,071	30,117,819	30,117,819	30,232,718
2013
Revenues	$—	$—	$—	$—
Net loss	(11,780)	(12,650)	(14,283)	(15,946)
Net loss applicable to common stock	(11,780)	(12,650)	(14,283)	(15,946)
Net loss per share—basic and diluted	$(0.41)	$(0.44)	$(0.50)	$(0.55)
Weighted-average common shares outstanding—basic and diluted	28,676,666	28,676,666	28,682,055	28,750,382
2012
Revenues	$—	$—	$—	$—
Net loss	(11,826)	(14,754)	(25,859)	(21,913)
Net loss applicable to common stock	(11,826)	(14,754)	(25,859)	(21,913)
Net loss per share—basic and diluted	$(0.59)	$(0.74)	$(1.29)	$(0.83)
Weighted-average common shares outstanding—basic and diluted	20,040,000	20,040,000	20,040,000	26,511,141