Form 10-Q
period 2015-03-31
PUMA BIOTECHNOLOGY, INC.
filed 2015-05-11
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 32,150,946 shares of Common Stock, par value $0.0001 per share, were outstanding as of April 30, 2015.

PUMA BIOTECHNOLOGY, INC.

- INDEX -

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

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Quarterly Report on Form 10-Q, including, in Part I, the section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, that could cause our actual results to differ materially from those in the forward-looking statements. Such risks should be considered in evaluating our prospects and future financial performance. We undertake no obligation to update the forward-looking statements or to reflect events or circumstances after the date of this document.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2015 (unaudited)	December 31, 2014 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$155,466	$38,539
Marketable securities	154,863	102,788
Prepaid expenses and other, current	6,357	6,292
Licensor receivable	—	1,760
Total current assets	316,686	149,379
Property and equipment, net	2,412	2,157
Prepaid expenses and other, long-term	9,811	10,007
Licensor receivable	1,760	—
Restricted cash	1,215	1,215
Total assets	$331,884	$162,758
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,608	$14,997
Accrued expenses	13,469	29,444
Total current liabilities	26,077	44,441
Deferred rent	1,471	1,269
Total liabilities	27,548	45,710
Stockholders' equity:
Common stock - $.0001 par value; 100,000,000 shares authorized; 32,089,629 shares issued and outstanding at March 31, 2015 and 30,548,309 issued and outstanding at December 31, 2014	3	3
Additional paid-in capital	638,092	399,191
Receivables from the exercise of options	—	(835)
Accumulated other comprehensive loss	(89)	(95)
Accumulated deficit	(333,670)	(281,216)
Total stockholders' equity	304,336	117,048
Total liabilities and stockholders' equity	$331,884	$162,758

See Accompanying Notes to the Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating expenses:
General and administrative	$7,871	$3,525
Research and development	44,728	16,294
Totals	52,599	19,819
Loss from operations	(52,599)	(19,819)
Other income (expenses):
Interest income	123	46
Other income (expense)	22	(21)
Totals	145	25
Net loss	$(52,454)	$(19,794)
Net loss applicable to common stock	$(52,454)	$(19,794)
Net loss per common share—basic and diluted	$(1.66)	$(0.67)
Weighted-average common shares outstanding—basic and diluted	31,588,315	29,567,071

See Accompanying Notes to the Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(52,454)	$(19,794)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	6	(9)
Comprehensive loss	$(52,448)	$(19,803)

See Accompanying Notes to the Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(in thousands except share data)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Receivables from the Exercises of Options	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2014	30,548,309	$3	$399,191	$(835)	$(95)	$(281,216)	$117,048
Stock option compensation	—	—	20,103	—	—	—	20,103
Exercises of stock options	386,355	—	13,602	835	—	—	14,437
Issuance of performance shares	4,965	—	—	—	—	—	—
Issuance of shares of common stock through equity placement at $190.00 per share, net of issuance costs	1,150,000	—	205,196	—	—	—	205,196
Unrealized gain on available for sale securities	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	(52,454)	(52,454)
Balance at March 31, 2015	32,089,629	$3	$638,092	$-	$(89)	$(333,670)	$304,336

See Accompanying Notes to the Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(52,454)	$(19,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180	133
Build-out allowance received from landlord	179	—
Stock option expense	20,103	5,163
Changes in operating assets and liabilities:
Licensor receivable	—	(3,483)
Prepaid expenses and other	131	(145)
Accounts payable	(2,389)	4,500
Accrued expenses	(15,975)	(3,528)
Accrual of deferred rent	202	107
Net cash used in operating activities	(50,023)	(17,047)
Investing activities:
Purchase of property and equipment	(435)	(214)
Expenditures for leasehold improvements	(179)	(4)
Purchase of available-for-sale securities	(104,838)	—
Sale/maturity of available-for-sale securities	52,769	8,161
Net cash (used in) provided by investing activities	(52,683)	7,943
Financing activities:
Net proceeds from issuance of common stock	205,196	129,440
Net proceeds from exercise of options	14,437	—
Net cash provided by financing activities	219,633	129,440
Net increase in cash and cash equivalents	116,927	120,336
Cash and cash equivalents, beginning of period	38,539	43,044
Cash and cash equivalents, end of period	$155,466	$163,380

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

Basis of Presentation:

The Company is initially focused on developing neratinib for the treatment of patients with human epidermal growth factor receptor type 2, or HER2-positive, breast cancer, HER2 mutated non-small cell lung cancer, HER2-negative breast cancer that has a HER2 mutation and other solid tumors that have an activating mutation in HER2.  The Company has reported a net loss of approximately $52.5 million and negative cash flows from operations of approximately $50.0 million for the three months ended March 31, 2015. Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities through the drug development process.

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial information.  Accordingly, the financial statements do not include all information and footnotes required by GAAP for complete annual financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation.  Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2015, or for any subsequent period.  These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The condensed consolidated balance sheet at December 31, 2014, has been derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The Company’s continued operations will depend on its ability to raise funds through various potential sources, such as equity and debt financing. Through March 31, 2015, the Company’s financing was primarily through public offerings of Company common stock and private equity placements. The Company sold additional shares of its common stock through an underwritten public offering in January 2015 (see Note 6).  As a result, the Company received net proceeds of approximately $205.2 million.  Given the current and desired pace of clinical development of its product candidates, management believes that the cash and cash equivalents and marketable securities on hand at March 31, 2015, are sufficient to fund clinical development through 2016 and into 2017. The Company may need additional financing until it can achieve profitability, if ever.  There can be no assurance that additional capital will be available on favorable terms or at all or that any additional capital that the Company is able to obtain will be sufficient to meet its needs.  If it is unable to raise additional capital, the Company could likely be forced to curtail desired development activities, which will delay the development of its product candidates.

Note 2—Significant Accounting Policies:

The significant accounting policies followed in the preparation of these condensed consolidated financial statements are as follows:

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the balance sheet, and reported amounts of expenses for the period presented. Accordingly, actual results could differ from those estimates. Significant estimates include accrued expenses for the cost of services provided by consultants who manage clinical trials and conduct research and clinical trials on behalf of the Company that are billed on a delayed basis. As the actual costs become known, the Company adjusts its estimated cost in that period. The value of stock-based compensation includes estimates based on future events, which are difficult to predict. It is at least reasonably possible that a change in the estimates used to record accrued expenses and to value the stock-based compensation will occur in the near term.

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

Licensor Receivable:

The Pfizer, Inc., or Licensor, receivable represents the remaining external “out of pocket” clinical trial costs in excess of an agreed upon “cap” for clinical trials that were ongoing at the time the licensing agreement with the Licensor was reached. In July 2014, the license agreement was amended to make the Company solely responsible for the expenses incurred or accrued in conducting the ongoing legacy clinical trials after December 31, 2013, and to fix the future royalty rate that must be paid to the Licensor upon commercialization in the low to mid-teens. The Company has not established a reserve against this receivable as it is deemed to be fully collectible and is considered non-current as of March 31, 2015.

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

Following are the major categories of assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

March 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents	$146,906	$—	$—	$146,906
Agency bond	—	5,002	—	5,002
Marketable securities - U.S. government	—	11,518	—	11,518
Marketable securities - corporate bonds	—	138,343	—	138,343
	$146,906	$154,863	$—	$301,769

December 31, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents	$20,874	$—	$—	$20,874
Marketable securities - U.S. government	—	11,496	—	11,496
Marketable securities - corporate bonds	—	91,292	—	91,292
	$20,874	$102,788	$—	$123,662

The Company’s investments in agency bonds, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for agency bonds, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned, exclusive of any transaction costs and without any adjustments to reflect discounts that may be applied to selling a large block of securities at one time.

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents. The Company’s cash and cash equivalents in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at March 31, 2015, were approximately $156.8 million. The Company does not believe it is exposed to any significant credit risk due to the quality of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Corporation and Moody’s Investors Service at the time of purchase.

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

The Company assesses the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through March 31, 2015.

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

Performance shares:

The performance shares are valued on the grant date and the fair value of the performance award is equal to the market price of the Company’s common stock on the grant date. The performance share expense is recognized based on the Company’s estimate of a range of probabilities that the Company’s closing common stock price on the vesting dates will be lower or higher than the Company’s common stock price on the grant date. Based on the range of probabilities, the expense is calculated and recognized over the three-year vesting period.

Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods presented as required by ASC 260, Earnings per Share. Diluted earnings per common share are the same as basic earnings per share because the assumed exercise of the Company’s outstanding options are anti-dilutive. For the three months ended March 31, 2015, potentially dilutive securities excluded from the calculations were 3,832,073 shares issuable upon exercise of options, 18,942 shares issuable as performance awards and 2,116,250 shares issuable upon exercise of a warrant. For the three months ended March 31, 2014, potentially dilutive securities excluded from the earnings per common share calculation were 3,059,849 issuable upon exercise of options, 28,411 issuable as performance shares and 2,116,250 shares issuable upon exercise of a warrant.

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

Issuance of Common Stock Upon Exercise of Stock Option Grants:

When a stock option grant or partial stock option grant is exercised, the Company notifies its transfer agent to release the required number of common stock shares from the reserve for the Company’s 2011 Incentive Award Plan. The Company records the transaction for the cash received and the issuance of common shares. Should there be a delay in the cash receipts due to the settlement period, the Company records a receivable from the exercise of an option as part of stockholders’ equity on the condensed consolidated balance sheet.

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

Note 3—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Current:
CRO services	$2,486	$2,451
Other clinical development	2,757	2,525
Insurance	800	1,007
Other	314	309
	6,357	6,292
Long-term:
CRO services	6,290	6,352
Other clinical development	3,352	3,464
Insurance	113	130
Other	56	61
	9,811	10,007
Totals	$16,168	$16,299

Note 4—Property and Equipment:

Property and equipment consisted of the following (in thousands):

Property and Equipment:	March 31, 2015	December 31, 2014
Leasehold improvements	$1,438	$1,217
Computer equipment	1,315	1,272
Telephone equipment	148	145
Furniture and fixtures	1,016	848
	3,917	3,482
Less: accumulated depreciation and amortization	(1,505)	(1,325)
Totals	$2,412	$2,157

Note 5—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued CRO/licensor services	$6,194	$7,764
Accrued other clinical development	3,787	2,541
Accrued legal fees	357	195
Accrued compensation	3,040	2,449
Payroll taxes withheld for options exercised	—	16,414
Other	91	81
Totals	$13,469	$29,444

Accrued CRO/licensor services represent the Company’s estimate of such costs as of March 31, 2015, and will be adjusted in the period the actual costs become known. Accrued compensation includes estimated bonus and earned but unused vacation for full-time employees. When actual performance bonuses are paid out to employees on the employee’s anniversary of hire, the bonus expense will be adjusted to reflect the actual expense for the year. Additionally, vacation is accrued at the rate the employee earns vacation and reduced as vacation is used by the employee.

Note 6—Stockholders’ Equity:

Common Stock:

January 2015 Common Stock Offering. On January 21, 2015, the Company entered into an underwriting agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of several underwriters, providing for the offer and sale in a firm-commitment underwritten public offering of 1,000,000 shares of the Company’s common stock, par value $0.0001 per share, at a price of $190.00 per share, less the underwriting discount. The underwriters exercised the option granted to the underwriters to purchase an additional 150,000 shares of Company common stock from the Company at $190.00 per share, less the underwriting discount. The transaction was completed on January 27, 2015; the Company received net proceeds of approximately $205.2 million, which is comprised of gross proceeds of approximately $218.5 million, offset by the underwriting discount and offering expenses of $13.3 million payable by the Company.

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

Employee stock-based compensation for the three months ended March 31, 2015 and 2014, were as follows (in thousands, except share and per share data):

	2015	2014
Stock-based compensation:
Options -
Research and development, or R&D	$15,254	$3,226
General and administrative, or G&A	4,704	1,341
Performance shares: R&D	145	596
Total share-based compensation expense	$20,103	$5,163
Impact on basic and diluted net loss per share	$0.64	$0.17
Weighted average shares (basic and diluted)	31,588,315	29,567,071

Performance Shares:

During January 2014, performance share awards were granted to certain employees that provide for a maximum of 28,411 common stock shares to be issued. These shares vest over three years on the first, second and third anniversary of December 15, 2013. On each vesting date, if the Company’s closing common stock price is equal to $102.46 per share, one-third of the 28,411 shares will be awarded. If the Company’s closing common stock price is either lesser or greater than $102.46 per share, the number of common stock shares to be issued will be adjusted to be less than one-third of the 28,411 shares. No shares will be awarded if the Company’s closing common stock price is less than $47.53 per share at the vesting dates. The performance shares are valued on the grant date and the fair value of the performance award is equal to the market price of the Company’s common stock on the grant date. The performance share expense is recognized based on the Company’s estimate of a range of probabilities that the Company’s closing common stock price will be lower or higher than $102.46 on the vesting dates. Based on the range of probabilities, the expense is calculated and recognized over the three-year vesting period. On December 15, 2014, the first vesting occurred and the calculations were performed.  As a result, 4,965 shares of common stock were issued to the employees and 4,504 performance shares were cancelled.

		Weighted
		Average
		Grant-Date
Performance shares	Shares	Fair Value
Nonvested shares at December 31, 2014	18,942	$102.46
Granted	—	—
Vested/Issued	—	—
Cancelled	—	—
Nonvested shares at March 31, 2015	18,942	$102.46

Stock Options:

The fair value of options granted to employees was estimated using the Black-Scholes Option Pricing Method (see Note 2—Significant Accounting Policies) with the following weighted-average assumptions used during the three months ended March 31, 2015 and 2014:

	2015	2014
Dividend yield	0.0%	0.0%
Expected volatility	63.1%	81.3%
Risk-free interest rate	1.6%	1.8%
Expected life in years	5.85	5.85

Activity with respect to options granted under the 2011 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	3,978,126	$89.55	8.7	$431,635
Granted	270,500	$218.13	9.5	—
Forfeited	(30,198)	$146.50	—	—
Exercised	(386,355)	$35.27	—	$62,707
Outstanding at March 31, 2015	3,832,073	$103.65	8.6	$513,719
Unvested at March 31, 2015	2,523,156	$145.01	9.2	$236,086
Exercisable at March 31, 2015	1,308,917	$23.91	7.5	$277,748

At March 31, 2015, total estimated unrecognized employee compensation cost related to non-vested stock options and performance shares granted prior to that date were approximately $200.0 million and $0.8 million, respectively. These unrecognized expenses are expected to be recognized over a weighted-average period of 2.3 years for stock options and 1.3 years for performance shares. The weighted-average grant date fair value of options granted during the three months ended March 31, 2015 and 2014, were $125.41 per share and $73.89 per share, respectively.

		Weighted
		Average
		Grant-Date
Stock options	Shares	Fair Value
Nonvested shares at December 31, 2014	2,591,565	$81.33
Granted	270,500	125.41
Vested/Issued	(308,711)	44.13
Forfeited	(30,198)	88.17
Nonvested shares at March 31, 2015	2,523,156	$90.53

Note 7—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Unless otherwise provided in this Quarterly Report, references to the “Company,” “we,” “us,” and “our” refer to Puma Biotechnology, Inc., a Delaware corporation, together with its wholly-owned subsidiary, Puma Biotechnology Ltd.

Overview

We are a biopharmaceutical company based in Los Angeles, California with a focus on the acquisition, development and commercialization of innovative products to enhance cancer care. We aim to acquire proprietary rights to these products, by license or otherwise, fund their research and development, or R&D, and bring the products to market. Our efforts and resources to date have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. We have had no product sales to date and we will have no product sales until we receive approval from the United States Food and Drug Administration, or FDA, or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to receive approval of a product candidate until approximately 2016.

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

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2015, from our accounting policies at December 31, 2014, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Summary of Expenses

General and administrative, or G&A, expenses consist primarily of salaries and related personnel costs (including stock-based compensation expense), professional fees, business insurance, rent, general legal activities, and other corporate expenses.

R&D expenses consist primarily of CRO costs, other clinical development costs and salaries and related personnel costs (including stock-based compensation expense) and include costs associated with services provided by consultants who conduct clinical services on our behalf and contract organizations for manufacturing of clinical materials. We expense our R&D costs as they are incurred.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

General and administrative expenses:

For the three months ended March 31, 2015, G&A expenses were approximately $7.9 million, compared to approximately $3.5 million for the three months ended March 31, 2014. G&A expenses for the three months ended March 31, 2015 and 2014 were as follows:

General and administrative expenses			Annual percentage change
(in thousands)	2015	2014	2015/2014
Payroll and related costs	$1,033	$751	37.5%
Professional fees and expenses	974	589	65.4%
Facility and equipment costs	551	417	32.1%
Employee stock-based compensation expense	4,704	1,341	250.8%
Other	609	427	42.6%
	$7,871	$3,525	123.3%

For the three months ended March 31, 2015, G&A expenses increased approximately $4.4 million compared to the same period in 2014.  Approximately $3.4 million of this increase is related to stock-based compensation expense, which has increased as a result of our increased headcount, as well as the increase in our stock price per share which affects the valuation of new grants.  The remaining G&A increase for the three months ended March 31, 2015, compared to the same period in 2014, is approximately $1.0 million.  Of this, payroll and related costs increased approximately $0.3 million for the three months ended March 31, 2015, compared to the same period in 2014, as administrative headcount increased to 15 from 13 to support our corporate growth.  Professional fees and expenses increased approximately $0.4 million for the three months ended March 31, 2015, compared to the same period in 2014.  Professional fees and expenses consist of legal, auditing and consulting fees for compliance with the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley, and investor relations.  Facility and equipment costs for the three months ended March 31, 2015, increased only marginally when compared to the same period in 2014.  We recently leased additional suites in our Los Angeles and South San Francisco office locations to support the overall growth of the company and therefore expect our facility costs to increase.  Additionally, we expect payroll and related costs and professional fees and expenses to continue to increase as we prepare to support the Company’s activities related to the filing of a New Drug Application, or NDA, with the FDA during the first quarter of 2016 and as we prepare for commercialization.

Research and development expenses:

For the three months ended March 31, 2015, R&D expenses were approximately $44.7 million, compared to approximately $16.3 million for the three months ended March 31, 2014. R&D expenses for the three months ended March 31, 2015 and 2014 were as follows:

Research and development expenses			Annual percentage change
(in thousands)	2015	2014	2015/2014
Outside CRO/licensor services	$11,405	$3,931	190.1%
Outside other clinical development	10,031	3,747	167.7%
Internal regulatory affairs and quality assurance	1,977	1,610	22.8%
Internal clinical development	5,626	2,997	87.7%
Internal chemical manufacturing	290	187	55.1%
Employee stock-based compensation	15,399	3,822	302.9%
	$44,728	$16,294	174.5%

For the three months ended March 31, 2015, R&D expenses increased approximately $28.4 million compared to the same period in 2014. Approximately $11.6 million of this increase is related to the increase in stock-based compensation expense which has increased as a result of our increased headcount as well as the increase in our stock price per share which affects the valuation of new grants.  The remaining increase is approximately $16.8 million.  Approximately $7.5 million of this increase is related to outside CRO/licensor services, which have increased as a result of our preparation to file an NDA for our lead product candidate and additional late-stage and early-stage studies for additional potential indications of neratinib.   Approximately $6.2 million of this increase is an increase in outside other clinical development resulting from increases of approximately $1.9 million for clinical drug supply and manufacturing, approximately $2.9 million for clinical services and consulting, and approximately $1.4 million for pre-clinical and toxicity studies.  Internal clinical development, internal regulatory affairs and quality assurance, and internal chemical manufacturing accounted for the remaining approximately $3.1 million increase in R&D expenses.  This increase represents an increase in full-time R&D headcount to 107 from 73 for the three months ended March 31, 2015, compared to the same period in 2014.

We expect R&D expenses to continue to increase as we recognize the additional expenses associated with the legacy clinical trials and as we hire additional R&D employees during the remainder of 2015 and into 2016 to support the filing of an NDA with the FDA and a Marketing Authorization Application with the European Medicines Agency.

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

Interest income:

For the three months ended March 31, 2015, we recognized approximately $123,000 in interest income compared to approximately $46,000 for the three months ended March 31, 2014. This increase in interest income is due to higher cash and cash equivalents and marketable securities balances and using longer-term higher yielding investments.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2015, and is intended to supplement the more detailed discussion that follows:

Liquidity and capital resources (in thousands)	March 31, 2015	December 31, 2014
Cash and cash equivalents	$155,466	$38,539
Marketable securities	154,863	102,788
Working capital	290,609	104,938
Stockholders' equity	304,336	117,048

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
Cash provided by (used in):
Operating activities	$(50,023)	$(17,047)
Investing activities	(52,683)	7,943
Financing activities	219,633	129,440
Increase in cash and cash equivalents	$116,927	$120,336

Operating Activities:

For the three months ended March 31, 2015 and March 31, 2014, we reported net loss of approximately $52.5 million and $19.8 million, respectively, and cash flows used in operating activities of approximately $50.0 million and $17.0 million, respectively.  Included in the approximately $50.0 million cash used in operating activities in the quarter ended March 31, 2015, was an employee payroll tax payment of approximately $16.4 million related to the exercise of stock options by employees.  The taxes withheld by the stockbroker were received by us during the last week of December 2014 and transmitted to the various taxing authorities in January 2015.  The remaining approximately $33.6 million of cash used in operating activities reflects the increased cost associated with expanding our clinical trials and in preparing for the filing of an NDA in the first quarter of 2016.

For the three months ended March 31, 2015, the net cash used in operating activities, noted above, consisted of approximately $20.5 million of non-cash items such as depreciation and stock option expense and a decrease of approximately $0.1 million in prepaid expenses and other assets due to the use of comparator drugs for use in our clinical trials, an increase in the liability for deferred rent of approximately $0.2 million and a decrease in accrued expenses and accounts payable of approximately $18.4 million during the three months ended March 31, 2015, of which approximately $16.4 million is related to the payment of payroll taxes withheld for options exercised.

For the three months ended March 31, 2014, the net cash used in operating activities, noted above, consisted of approximately $5.3 million of non-cash items such as depreciation and stock option expense, and an increase in accounts payable and accrued expenses of approximately $1.0 million. Further increasing the net loss to arrive at the net cash used in operating activities was an increase in licensor receivable of approximately $3.5 million which was reversed when the amended license agreement was signed in July 2014. Prepaid expenses and other assets increased approximately $0.1 million due to the purchase of comparator drugs for use in our clinical trials.

Investing Activities:

During the three months ended March 31, 2015, net cash used in investing activities was approximately $52.7 million compared to net cash received from investing activities of approximately $7.9 million for the same period in 2014. The approximately $52.7 million was made up of approximately $104.8 million used for investments of excess cash made in accordance with our investment policy, offset by $52.8 million cash received from investments that matured and approximately $0.4 million used to purchase property and equipment.  For the three months ended March 31, 2014, the net cash received from investing activities consisted of approximately $8.2 million received from the maturity of available-for-sale securities, offset by $0.2 million used to purchase property and equipment.

Financing Activities:

During the three months ended March 31, 2015, we received net proceeds of approximately $205.2 million from the closing of the January 2015 public offering of our common stock, compared to approximately $129.4 million received from the closing of the February 2014 public offering of our common stock during the same period in 2014. During the three months ended March 31, 2015, we received proceeds from the exercise of stock options of approximately $14.4 million.

Current and Future Financing Needs:

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our R&D efforts. Given the current and desired pace of clinical development of our product candidates, over the next 12 months we estimate that our R&D spending will be approximately $115 million to $130 million, excluding stock-based compensation. We anticipate spending approximately $10 million to $12 million for general and administrative expenses over the next 12 months, excluding stock-based compensation. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.

While we believe that the approximately $310.3 million in cash, cash equivalents and marketable securities and the $1.8 million licensor receivable as of March 31, 2015, will be sufficient to enable us to meet our anticipated expenditures through 2016 and into 2017, we may seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We expect to continue incurring significant losses for the foreseeable future and our continuing operations will depend on whether we are able to raise additional funds through additional equity or debt financing or by entering into a strategic alliance with a third party concerning one or more of our product candidates. Through March 31, 2015, a significant portion of our financing has been through public offerings and private placements of our equity securities. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital raised will be sufficient to meet our needs. Further, in light of current economic conditions, including the lack of access to the capital markets being experienced by small companies, particularly in our industry, there can be no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future, we may be forced to delay or discontinue the development of one or more of our product candidates and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

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

For the three months ended March 31, 2015, stock-based compensation represented approximately 38.3% of our loss from operations, compared to 26.1% for the three months ended March 31, 2014. This cost is related to our employee hiring practice and the fair market value of the stock option grants on the day granted.

Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Loss and

GAAP Net Loss Per Share to Non-GAAP Adjusted Net Loss Per Share

(in thousands except share and per share data)

	Three Months Ended March 31,
	2015	2014
GAAP net loss	$(52,454)	$(19,794)
Adjustments:
Stock-based compensation -
General and administrative	4,704	1,341	(1)
Research and development	15,399	3,822	(2)
Non-GAAP adjusted net loss	$(32,351)	$(14,631)

GAAP net loss per share—basic and diluted	$(1.66)	$(0.67)
Adjustment to net loss (as detailed above)	0.64	0.17
Non-GAAP adjusted net loss per share	$(1.02)	$(0.50)	(3)

(1) To reflect a non-cash charge to operating expense for general and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.
(3) Non-GAAP adjusted net loss per share was calculated based on 31,588,315 and 29,567,071 weighted average common shares outstanding for the three months ended March 31, 2015 and 2014, respectively.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet agreements,” as defined by SEC regulations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investing activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalents and available-for-sale investments in a variety of securities, which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes because of the relatively short maturities of our investments and we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We manage our sensitivity to these risks by maintaining investment grade short-term investments. We do not purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of March 31, 2015, our investments consisted primarily of corporate obligations. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or 10% decrease in interest rates due mainly to the short-term nature of our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Additionally, we do not invest in foreign currencies or other foreign investments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (the Company’s principal executive officer) and Senior Vice President, Finance and Administration and Treasurer (the Company’s principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer have concluded that these disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings. Additionally, we are not aware of any contemplated proceedings against us by any governmental authority.

Item 1A.	RISK FACTORS

Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 2, 2015, we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. There has been no material change in our risk factors subsequent to the filing of our Annual Report. However, the risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any of our equity securities without registration under the Securities Act of 1933, as amended, during the quarter ended March 31, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) made any purchases of our equity securities during the quarter ended March 31, 2015.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS
(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015

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

PUMA BIOTECHNOLOGY, INC.
Date: May 11, 2015	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 11, 2015	By:	/s/ Charles R. Eyler
Charles R. Eyler
Senior Vice President, Finance and Administration and Treasurer
(Principal Financial and Accounting Officer)