Form 10-Q
period 2015-09-30
PUMA BIOTECHNOLOGY, INC.
filed 2015-11-09
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.      32,435,748 shares of Common Stock, par value $0.0001 per share, were outstanding as of November 2, 2015.

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

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Quarterly Report on Form 10-Q, including, in Part I, the section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and this Quarterly Report on Form 10-Q that could cause our actual results to differ materially from those in the forward-looking statements. Such risks should be considered in evaluating our prospects and future financial performance. We undertake no obligation to update the forward-looking statements or to reflect events or circumstances after the date of this document.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2015 (unaudited)	December 31, 2014 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$23,598	$38,539
Marketable securities	224,177	102,788
Prepaid expenses and other, current	6,888	6,292
Licensor receivable	—	1,760
Total current assets	254,663	149,379
Property and equipment, net	2,532	2,157
Prepaid expenses and other, long-term	10,117	10,007
Restricted cash	4,312	1,215
Total assets	$271,624	$162,758
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,783	$14,997
Accrued expenses	15,548	29,444
Total current liabilities	25,331	44,441
Deferred rent	1,452	1,269
Total liabilities	26,783	45,710
Stockholders' equity:
Common stock - $.0001 par value; 100,000,000 shares authorized; 32,423,527 shares issued and outstanding at September 30, 2015 and 30,548,309 issued and outstanding at December 31, 2014	3	3
Additional paid-in capital	703,651	399,191
Receivables from the exercises of options	—	(835)
Accumulated other comprehensive loss	(32)	(95)
Accumulated deficit	(458,781)	(281,216)
Total stockholders' equity	244,841	117,048
Total liabilities and stockholders' equity	$271,624	$162,758

See Accompanying Notes to the Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
General and administrative	$8,809	$3,867	$22,212	$11,296
Research and development	51,924	32,092	156,033	83,387
Totals	60,733	35,959	178,245	94,683
Loss from operations	(60,733)	(35,959)	(178,245)	(94,683)
Other income (expenses):
Interest income	318	111	654	223
Other income (expense)	(2)	4	26	(22)
Totals	316	115	680	201
Net loss	$(60,417)	$(35,844)	$(177,565)	$(94,482)
Net loss applicable to common stock	$(60,417)	$(35,844)	$(177,565)	$(94,482)
Net loss per common share—basic and diluted	$(1.87)	$(1.19)	$(5.55)	$(3.16)
Weighted-average common shares outstanding—basic and diluted	32,303,203	30,117,819	32,018,869	29,936,254

See Accompanying Notes to the Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(60,417)	$(35,844)	$(177,565)	$(94,482)
Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities	149	(41)	63	(121)
Comprehensive loss	$(60,268)	$(35,885)	$(177,502)	$(94,603)

See Accompanying Notes to the Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Receivables from the Exercises of Options	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2014	30,548,309	$3	$399,191	$(835)	$(95)	$(281,216)	$117,048
Stock-based compensation	—	—	73,254	—	—	—	73,254
Exercises of stock options	720,253	—	26,073	835	—	—	26,908
Issuance of performance shares	4,965	—	—	—	—	—	—
Issuance of shares of common stock through equity placement at $190.00 per share, net of issuance costs	1,150,000	—	205,133	—	—	—	205,133
Unrealized gain on available for sale securities	—	—	—	—	63	—	63
Net loss	—	—	—	—	—	(177,565)	(177,565)
Balance at September 30, 2015	32,423,527	$3	$703,651	$—	$(32)	$(458,781)	$244,841

See Accompanying Notes to the Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(177,565)	$(94,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	568	438
Build-out allowance received from landlord	179	—
Stock-based compensation	73,254	22,779
Changes in operating assets and liabilities:
Licensor receivable	1,760	8,053
Prepaid expenses and other	(706)	(5,593)
Accounts payable	(5,214)	7,756
Accrued expenses	(13,896)	2,332
Accrual of deferred rent	183	(25)
Net cash used in operating activities	(121,437)	(58,742)
Investing activities:
Purchase of property and equipment	(943)	(554)
Restricted cash	(3,097)	(1)
Expenditures for leasehold improvements	(179)	(110)
Purchase of available-for-sale securities	(211,783)	(132,260)
Sale/maturity of available-for-sale securities	90,457	47,446
Net cash used in investing activities	(125,545)	(85,479)
Financing activities:
Net proceeds from issuance of common stock	205,133	129,440
Net proceeds from exercise of options	26,908	—
Net cash provided by financing activities	232,041	129,440
Net decrease in cash and cash equivalents	(14,941)	(14,781)
Cash and cash equivalents, beginning of period	38,539	43,044
Cash and cash equivalents, end of period	$23,598	$28,263

See Accompanying Notes to the Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation:

Business:

Puma Biotechnology, Inc., or Puma, is a biopharmaceutical company based in Los Angeles, California with a focus on the acquisition, development and commercialization of innovative products to enhance cancer care. The Company aims to acquire proprietary rights to these products, by license or otherwise, fund their research and development and bring the products to market.

In November 2012, the Company established and incorporated Puma Biotechnology Ltd., a wholly owned subsidiary, for the sole purpose of serving as Puma’s legal representative in the United Kingdom and the European Union in connection with Puma’s clinical trial activity in those countries.

Basis of Presentation:

The Company is initially focused on developing neratinib for the treatment of patients with human epidermal growth factor receptor type 2, or HER2-positive, breast cancer, HER2 mutated non-small cell lung cancer, HER2-negative breast cancer that has a HER2 mutation and other solid tumors that have an activating mutation in HER2.  The Company has reported a net loss of approximately $60.4 million and $177.6 million and negative cash flows from operations of approximately $36.8 million and $121.4 million for the three and nine months ended September 30, 2015, respectively. Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities through the drug development process.

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

The Company’s continued operations will depend on its ability to raise funds through various potential sources, such as equity and debt financing. Through September 30, 2015, the Company’s financing was primarily through public offerings of Company common stock and private equity placements. The Company sold additional shares of its common stock through an underwritten public offering in January 2015 (see Note 6).  As a result, the Company received net proceeds of approximately $205.1 million.  Given the current and desired pace of clinical development of its product candidates, management believes that the cash and cash equivalents and marketable securities on hand at September 30, 2015, are sufficient to fund clinical development through 2016 and into 2017. The Company may need additional financing until it can achieve profitability, if ever.  There can be no assurance that additional capital will be available on favorable terms or at all or that any additional capital that the Company is able to obtain will be sufficient to meet its needs.  If it is unable to raise additional capital, the Company could likely be forced to curtail desired development activities, which will delay the development of its product candidates.

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

Licensor Receivable:

The Company licenses its lead product candidate, neratinib, from Pfizer, Inc., or Licensor.  At the time the license agreement was entered, Licensor agreed to pay certain external “out of pocket” clinical trial costs in excess of an agreed upon “cap” for clinical trials that were ongoing at the time the license agreement with the Licensor was reached. In July 2014, the license agreement was amended to make the Company solely responsible for the expenses incurred or accrued in conducting the ongoing legacy clinical trials after December 31, 2013, and to fix the future royalty rate that must be paid to the Licensor upon commercialization in the low to mid-teens. The balance of licensor receivable at December 31, 2014, of approximately $1.8 million, represented the unpaid portion of these trial costs that remained Licensor’s responsibility after the amendment of the license agreement.  The amounts were fully collected during June 2015.

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

Assets Measured at Fair Value on a Recurring Basis:

Accounting Standards Codification, or “ASC,” 820, Fair Value Measurement, or ASC 820, provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Under ASC 820, fair value is determined based upon the exit price that would be received by a company to sell an asset or paid by a company to transfer a liability in an orderly transaction between market participants, exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company uses the most advantageous market, which is the market from which the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. ASC 820 creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest.

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

Following are the major categories of assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

September 30, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents	$20,135	$—	$—	$20,135
Commercial paper	—	2,992	—	2,992
Marketable securities - U.S. government	—	11,525	—	11,525
Marketable securities - corporate bonds	—	209,660	—	209,660
	$20,135	$224,177	$—	$244,312

December 31, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents	$20,874	$—	$—	$20,874
Marketable securities - U.S. government	—	11,496	—	11,496
Marketable securities - corporate bonds	—	91,292	—	91,292
	$20,874	$102,788	$—	$123,662

The Company’s investments in commercial paper, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned, exclusive of any transaction costs and without any adjustments to reflect discounts that may be applied to selling a large block of securities at one time.

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents. The Company’s cash and cash equivalents in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at September 30, 2015, were approximately $27.8  million. The Company does not believe it is exposed to any significant credit risk due to the quality of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Corporation and Moody’s Investors Service at the time of purchase.

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

The Company assesses the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through September 30, 2015.

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

Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods presented as required by ASC 260, Earnings per Share. Diluted earnings per common share are the same as basic earnings per share because the assumed exercise of the Company’s outstanding options are anti-dilutive. For the three and nine months ended September 30, 2015, potentially dilutive securities excluded from the calculations were 4,444,258  shares issuable upon exercise of options, 18,942 shares issuable as performance awards and 2,116,250 shares issuable upon exercise of a warrant. For the three and nine months ended September 30, 2014, potentially dilutive securities excluded from the earnings per common share calculation were 3,778,307 issuable upon exercise of options, 28,411 issuable as performance shares and 2,116,250 shares issuable upon exercise of a warrant.

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

Issuance of Common Stock Upon Exercise of Stock Option Grants:

When a stock option grant is exercised, the Company notifies its transfer agent to release the required number of common stock shares from the reserve for the Company’s 2011 Incentive Award Plan. The Company records the transaction for the cash received and the issuance of common shares. Should there be a delay in the cash receipts due to the settlement period, the Company records a receivable from the exercise of an option as part of stockholders’ equity on the condensed consolidated balance sheet.

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

Note 3—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Current:
CRO services	$2,946	$2,451
Other clinical development	2,798	2,525
Insurance	247	1,007
Other	897	309
	6,888	6,292
Long-term:
CRO services	5,786	6,352
Other clinical development	3,418	3,464
Insurance	94	130
Other	819	61
	10,117	10,007
Totals	$17,005	$16,299

Note 4—Property and Equipment:

Property and equipment consisted of the following (in thousands):

Property and Equipment:	September 30, 2015	December 31, 2014
Leasehold improvements	$1,502	$1,217
Computer equipment	1,590	1,272
Telephone equipment	169	145
Furniture and fixtures	1,164	848
	4,425	3,482
Less: accumulated depreciation and amortization	(1,893)	(1,325)
Totals	$2,532	$2,157

Note 5—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued CRO services	$8,813	$7,764
Accrued other clinical development	2,610	2,541
Accrued legal fees	334	195
Accrued compensation	3,735	2,449
Payroll taxes withheld for options exercised	—	16,414
Other	56	81
Totals	$15,548	$29,444

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

Employee stock-based compensation for the three and nine months ended September 30, 2015 and 2014, were as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation:
Options -
Research and development, or R&D	$19,867	$8,726	$60,594	$17,690
General and administrative, or G&A	4,747	1,377	12,173	4,081
Performance shares - R&D	342	346	487	1,008
Total stock-based compensation expense	$24,956	$10,449	$73,254	$22,779
Impact on basic and diluted net loss per share	$0.77	$0.35	$2.29	$0.76
Weighted average shares (basic and diluted)	32,303,203	30,117,819	32,018,869	29,936,254

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

		Weighted
		Average
		Grant-Date
Performance shares	Shares	Fair Value
Nonvested shares at December 31, 2014	18,942	$102.46
Granted	—	—
Vested/Issued	—	—
Cancelled	—	—
Nonvested shares at September 30, 2015	18,942	$102.46

Stock Options:

The fair value of options granted to employees was estimated using the Black-Scholes Option Pricing Method (see Note 2—Significant Accounting Policies) with the following weighted-average assumptions used during the nine months ended September 30, 2015 and 2014:

	2015	2014
Dividend yield	0.0%	0.0%
Expected volatility	63.4%	81.8%
Risk-free interest rate	1.6%	1.8%
Expected life in years	5.85	5.85

Activity with respect to options granted under the 2011 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	3,978,126	$89.55	8.7	$431,635
Granted	1,402,786	$153.65	9.5	—
Forfeited	(214,110)	$188.10	—	—
Exercised	(720,253)	$36.20	—	$93,368
Expired	(2,291)	$117.84
Outstanding at September 30, 2015	4,444,258	$70.12	8.5	$80,264
Nonvested at September 30, 2015	2,802,984	$150.43	9.2	$10,135
Exercisable at September 30, 2015	1,641,274	$50.87	7.3	$70,129

At September 30, 2015, total estimated unrecognized employee compensation cost related to nonvested stock options and performance shares granted prior to that date were approximately $208.2 million and $0.7 million, respectively. These unrecognized expenses are expected to be recognized over a weighted-average period of 2.2 years for stock options and 0.9 years for performance shares. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2015 and 2014, were $89.17 per share and $86.83 per share, respectively.

		Weighted
		Average
		Grant-Date
Stock options	Shares	Fair Value
Nonvested shares at December 31, 2014	2,591,565	$81.33
Granted	1,402,786	89.17
Vested/Issued	(977,257)	61.22
Forfeited	(214,110)	110.20
Nonvested shares at September 30, 2015	2,802,984	90.95

Note 7—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $0.5 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively.

Note 8—Commitments and Contingencies:

In July 2015, the Company amended its lease with CA-10880 Wilshire Limited Partnership to expand the rented square feet in its Los Angeles office by approximately 26,000 square feet.  The lease is expected to commence on or about April 1, 2016, and increases the monthly rent in the Los Angeles location by approximately $150,000 per month with annual increases of approximately 3% per year for the 10-year lease term.

In addition, in July 2015, the Company amended its office lease with PR 701 Gateway, LLC (as successor in interest to DWF III Gateway, LLC) to expand the rented square feet in its South San Francisco location by approximately 13,000 square feet.  The lease is expected to commence on or about April 1, 2016, and increases the monthly rent in the South San Francisco location by approximately $51,400 with annual increases of approximately 3% per year for the 10-year lease term.

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

Overview

We are a biopharmaceutical company based in Los Angeles, California with a focus on the acquisition, development and commercialization of innovative products to enhance cancer care. We aim to acquire proprietary rights to these products, by license or otherwise, fund their research and development, or R&D, and bring the products to market. Our efforts and resources to date have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. We have had no product sales to date and we will have no product sales until we receive approval from the United States Food and Drug Administration, or FDA, or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to receive approval of a product candidate until approximately late 2016.

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

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2015, from our accounting policies at December 31, 2014, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Summary of Expenses

General and administrative, or G&A, expenses consist primarily of salaries and related personnel costs (including stock-based compensation expense), professional fees, business insurance, rent, general legal activities, and other corporate expenses.

R&D expenses consist primarily of amounts paid to Clinical Research Organizations, or CROs, who assist with managing the clinical trials on our behalf, other clinical development costs and salaries and related personnel costs (including stock-based compensation expense) and include costs associated with services provided by consultants who conduct clinical services on our behalf and contract organizations for manufacturing of clinical materials. We expense our R&D costs as they are incurred.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

General and administrative expenses:

For the three months ended September 30, 2015, G&A expenses were approximately $8.8 million, compared to approximately $3.9 million for the three months ended September 30, 2014. G&A expenses for the three months ended September 30, 2015 and 2014 were as follows:

General and administrative expenses	Three months ended September 30,		Period to period
(in thousands)	2015	2014	percentage change
Payroll and related costs	$1,101	$759	45.1%
Professional fees and expenses	1,807	939	92.4%
Facility and equipment costs	582	433	34.4%
Employee stock-based compensation expense	4,747	1,377	244.7%
Other	572	359	59.3%
	$8,809	$3,867	127.8%

For the three months ended September 30, 2015, G&A expenses increased approximately $4.9 million compared to the same period in 2014.  Approximately $3.4 million of this increase is related to an increase in stock-based compensation expense, attributable to our increased headcount and additional incentive awards to existing employees, as well as the increase in our stock price per share which affects the valuation of new grants.  The remaining approximately $1.5 million increase in G&A expense for the three months ended September 30, 2015 compared to the same period in 2014 was primarily attributable to:

●

an approximately $0.9 million increase in professional fees and expenses, which consist primarily of legal, auditing, consulting and investor relations fees.  We expect these fees to increase as we defend against the recent class action lawsuit filed against us and as we continue to implement compliance measures related to the Sarbanes Oxley Act of 2002, as amended, or Sarbanes Oxley.

●

an approximately $0.3 million increase in payroll and related costs as administrative headcount increased from 14 to 16 to support corporate growth and to prepare for the filing of our NDA with the FDA, which we anticipate will occur in the first quarter of 2016.  We expect these payroll and related costs to continue to increase as we continue these preparations.

●

an approximately $0.1 million increase in facility and equipment costs.  As described in Note 8 – Commitments and Contingencies to our condensed consolidated financial statements included in this report, we recently amended two of our office leases and beginning in April 2016 we expect our facility and equipment costs will increase pursuant to the terms of those amended leases.

Research and development expenses:

For the three months ended September 30, 2015, R&D expenses were approximately $51.9 million, compared to approximately $32.1 million for the three months ended September 30, 2014. R&D expenses for the three months ended September 30, 2015 and 2014 were as follows:

Research and development expenses	Three months ended September 30,		Period to period
(in thousands)	2015	2014	percentage change
Clinical trial expenses	$20,554	$15,456	33.0%
Internal clinical development	6,229	3,751	66.1%
Internal regulatory affairs and quality assurance	2,358	2,011	17.3%
Consultants and contractors	2,220	1,552	43.0%
Internal chemical manufacturing	354	249	42.2%
Employee stock-based compensation	20,209	9,073	122.7%
	$51,924	$32,092	61.8%

For the three months ended September 30, 2015, R&D expenses increased approximately $19.8 million compared to the same period in 2014. Approximately $11.1 million of this increase is related to the increase in stock-based compensation expense which has increased as a result of our increased headcount as well as the increase in our stock price per share which affects the valuation of new grants.  The remaining approximately $8.7 million increase in R&D expense for the three months ended September 30, 2015 compared to the same period in 2014 was primarily attributable to:

●

an approximately $5.1 million increase in clinical trial expenses as a result of an increase of approximately $4.1 million for CRO professional fees and pass-through costs and approximately $1.0 million for clinical and pre-clinical services.

●

an approximately $3.0 million increase for internal clinical development, internal regulatory affairs and quality assurance, and internal chemical manufacturing.  This increase represents an increase in full-time R&D headcount to 126 from 99 for the three months ended September 30, 2015, compared to the same period in 2014.  We expect R&D expenses to continue to increase as we recognize the additional expenses associated with our ongoing clinical trials and as we hire additional R&D employees during the remainder of 2015 and into 2016 to support the filing of an NDA with the FDA and a Marketing Authorization Application with the European Medicines Agency.

●

an approximately $0.6 million increase in consultants and contractors related expenses due to increased activity in our clinical trials and in preparation of filing an NDA with the FDA, which we anticipate will occur in the first quarter of 2016.

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

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

General and administrative expenses:

For the nine months ended September 30, 2015, G&A expenses were approximately $22.2 million, compared to approximately $11.3 million for the nine months ended September 30, 2014. G&A expenses for the nine months ended September 30, 2015 and 2014 were as follows:

General and administrative expenses	Nine months ended September 30,		Period to period
(in thousands)	2015	2014	percentage change
Payroll and related costs	$2,965	$2,255	31.5%
Professional fees and expenses	3,536	2,287	54.6%
Facility and equipment costs	1,697	1,313	29.2%
Employee stock-based compensation expense	12,173	4,081	198.3%
Other	1,841	1,360	35.4%
	$22,212	$11,296	96.6%

For the nine months ended September 30, 2015, G&A expenses increased approximately $10.9 million compared to the same period in 2014.  Approximately $8.1 million of this increase is related to stock-based compensation expense attributable to our increased headcount and additional incentive awards to existing employees, as well as the increase in our stock price per share which affects the valuation of new grants.  The remaining approximately $2.8 million increase in G&A expense for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily attributable to:

●

an approximately $1.2 million increase in professional fees and expenses. Professional fees and expenses consist of legal, auditing and consulting fees for compliance with the Sarbanes-Oxley, and investor relations.

●

an approximately $0.7 million increase in payroll and related costs as administrative headcount increased to 16 from 14 to support our corporate growth and to prepare for the filing of our NDA with the FDA, which we anticipate will occur in the first quarter of 2016.

●	an approximately $0.4 million increase in facility and equipment costs.

Research and development expenses:

For the nine months ended September 30, 2015, R&D expenses were approximately $156.0 million, compared to approximately $83.4 million for the nine months ended September 30, 2014. R&D expenses for the nine months ended September 30, 2015 and 2014 were as follows:

Research and development expenses	Nine months ended September 30,		Period to period
(in thousands)	2015	2014	percentage change
Clinical trial expenses	$63,587	$44,174	43.9%
Internal clinical development	17,514	10,530	66.3%
Internal regulatory affairs and quality assurance	6,488	5,512	17.7%
Consultants and contractors	6,467	3,804	70.0%
Internal chemical manufacturing	896	668	34.1%
Employee stock-based compensation	61,081	18,699	226.7%
	$156,033	$83,387	87.1%

For the nine months ended September 30, 2015, R&D expenses increased approximately $72.6 million compared to the same period in 2014. Approximately $42.4 million of this increase is related to the increase in stock-based compensation expense which has increased as a result of our increased headcount as well as the increase in our stock price per share which affects the valuation of new grants.  The remaining approximately $30.2 million increase in R&D expense for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily attributable to:

●

an approximately $19.4 million increase in clinical trial expenses.  This increase was comprised of an increase of approximately $8.9 million for CRO professional fees and pass-through costs and approximately $6.7 million for clinical and pre-clinical services, approximately $2.7 million for drugs supply and logistics and approximately $1.1 million for the final reimbursement from the licensor for the licensor legacy clinical trials during the nine months ended September 30, 2014.

●

an approximately $8.2 million increase in internal clinical development, internal regulatory affairs and quality assurance, and internal chemical manufacturing.  This increase represents an increase in full-time R&D headcount to 126 from 99 for the nine months ended September 30, 2015, compared to the same period in 2014.

●

an approximately $2.6 million increase in consultants and contractors related expenses due to increased activity in our clinical trials and in preparation of filing an NDA with the FDA, which we anticipate will occur in the first quarter of 2016.

Interest income:

For the three and nine months ended September 30, 2015, we recognized approximately $318,000 and approximately $654,000 in interest income, respectively, compared to approximately $111,000 and $223,000 for the same periods in 2014. The increase in interest income is due to higher cash and cash equivalents and marketable securities balances and using longer-term higher yielding investments.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2015 and December 31, 2014, and is intended to supplement the more detailed discussion that follows:

Liquidity and capital resources (in thousands)	September 30, 2015	December 31, 2014
Cash and cash equivalents	$23,598	$38,539
Marketable securities	224,177	102,788
Working capital	229,332	104,938
Stockholders' equity	244,841	117,048

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Cash provided by (used in):
Operating activities	$(121,437)	$(58,742)
Investing activities	(125,545)	(85,479)
Financing activities	232,041	129,440
Decrease in cash and cash equivalents	$(14,941)	$(14,781)

Operating Activities:

For the nine months ended September 30, 2015 and September 30, 2014, we reported net loss of approximately $177.6 million and $94.5 million, respectively, and net cash used in operating activities of approximately $121.4 million and $58.7 million, respectively.  Included in the approximately $121.4 million cash used in operating activities in the nine months ended September 30, 2015, was an employee payroll tax payment of approximately $16.4 million related to the exercise of stock options by employees.  The taxes withheld by the stockbroker were received by us during the last week of December 2014 and transmitted to the various taxing authorities in January 2015.  The remaining approximately $105.0 million of cash used in operating activities reflects the increased costs associated with expanding our clinical trials and preparing for the filing of an NDA, which we anticipate to occur in the first quarter of 2016.

The approximately $105 million of cash used in operating activities for the nine months ended September 30, 2015, consisted primarily of approximately $74.0 million of non-cash items such as depreciation and amortization and stock-based compensation, an increase in the liability for deferred rent of approximately $0.2 million, an increase in prepaid expenses and other of approximately $0.7 and a decrease in accrued expenses and accounts payable of approximately $19.1 million during the nine months ended September 30, 2015.

For the nine months ended September 30, 2014, the net cash used in operating activities, noted above, consisted of approximately $23.2 million of non-cash items such as depreciation and amortization and stock-based compensation, and an increase in accounts payable and accrued expenses of approximately $10.1 million. Cash used in operating activities included an increase in prepaid expenses of approximately $5.6 million.  Offsetting that increase was a decrease in licensor receivable of approximately $8.1 million which was paid by the licensor in conjunction with the amended license agreement that was signed in July 2014.

Investing Activities:

During the nine months ended September 30, 2015, net cash used in investing activities was approximately $125.5 million compared to approximately $85.5 million for the same period in 2014. The approximately $125.5 million net cash invested during the nine months ended September 30, 2015 was made up of approximately $211.8 million used for investments of excess cash made in accordance with our investment policy, offset by $90.5 million of cash received from investments that matured and approximately $1.1 million used to purchase property, equipment and leasehold improvements.  Additionally, approximately $3.1 million was used in restricted cash as we moved those funds to secure the amended leases for additional office space (see Note 8 – Commitments and Contingencies to our condensed consolidated financial statements).  For the nine months ended September 30, 2014, the net cash used in investing activities consisted of approximately $132.3 million used in the purchase of available-for-sale securities, offset by approximately $47.4 million received from the maturity of available-for-sale securities, and $0.6 million used to purchase property, equipment and leasehold improvements.

Financing Activities:

During the nine months ended September 30, 2015, we received net proceeds of approximately $205.1 million from the closing of the January 2015 public offering of our common stock, compared to approximately $129.4 million received from the closing of the February 2014 public offering of our common stock during the same period in 2014. During the nine months ended September 30, 2015, we received proceeds from the exercise of stock options of approximately $26.9 million.

Current and Future Financing Needs:

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our R&D efforts. Given the current and desired pace of clinical development of our product candidates, over the next 12 months we estimate that our R&D spending will be approximately $115 million to $130 million, excluding stock-based compensation. We anticipate spending approximately $12 million to $14 million for general and administrative expenses over the next 12 months, excluding stock-based compensation. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.

While we believe that the approximately $247.8 million in cash, cash equivalents and marketable securities as of September 30, 2015, will be sufficient to enable us to meet our anticipated expenditures through 2016 and into 2017, we may seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We expect to continue incurring significant losses for the foreseeable future and our continuing operations will depend on whether we are able to raise additional funds through additional equity or debt financing or by entering into a strategic alliance with a third party concerning one or more of our product candidates. Through September 30, 2015, a significant portion of our financing has been through public offerings and private placements of our equity securities. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital raised will be sufficient to meet our needs. Further, in light of current economic conditions, including the lack of access to the capital markets being experienced by small companies, particularly in our industry, there can be no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future, we may be forced to delay or discontinue the development of one or more of our product candidates and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

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

Contractual Obligations:

In July 2015, we amended our lease with CA-10880 Wilshire Limited Partnership to expand the rented square feet in our office by approximately 26,000 square feet.  The lease is expected to commence on or about April 1, 2016, and increases the monthly rent in the Los Angeles location by approximately $150,000 per month with annual increases of approximately 3% per year for the 10-year lease term.

In addition, in July 2015, amended our office lease with PR 701 Gateway, LLC (as successor in interest to DWF III Gateway, LLC) to expand the rented square feet in our South San Francisco location by approximately 13,000 square feet.  The lease is expected to commence on or about April 1, 2016, and increases the monthly rent in the South San Francisco location by approximately $51,400 with annual increases of approximately 3% per year for the 10-year lease term.

Non-GAAP Financial Measures:

In addition to our operating results, as calculated in accordance with accounting principles generally accepted in the United States of America, or GAAP, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance. The following table presents our net loss and net loss per share, as calculated in accordance with GAAP, as adjusted to remove the impact of employee stock-based compensation. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures. We believe these non-GAAP measures enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods.

For the three and nine months ended September 30, 2015, stock-based compensation represented approximately 41.1% and 41.1% of our loss from operations, respectively, compared to 29.1% and 24.1% for the three and nine months ended September 30, 2014, respectively. This cost is related to our employee hiring practice and the fair market value of the stock option grants on the day granted.

Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Loss and

GAAP Net Loss Per Share to Non-GAAP Adjusted Net Loss Per Share

(in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
GAAP net loss	$(60,417)	$(35,844)	$(177,565)	$(94,482)
Adjustments:
Stock-based compensation -
General and administrative	4,747	1,377	12,173	4,081	(1)
Research and development	20,209	9,073	61,081	18,699	(2)
Non-GAAP adjusted net loss	$(35,461)	$(25,394)	$(104,311)	$(71,702)

GAAP net loss per share—basic and diluted	$(1.87)	$(1.19)	$(5.55)	$(3.16)
Adjustment to net loss (as detailed above)	0.77	0.35	2.29	0.76
Non-GAAP adjusted net loss per share	$(1.10)	$(0.84)	$(3.26)	$(2.40)	(3)

(1) To reflect a non-cash charge to operating expense for general and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.

(3) Non-GAAP adjusted net loss per share was calculated based on 32,303,203 and 30,117,819 weighted average common shares outstanding for the three months ended September 30, 2015 and 2014, respectively, and 32,018,869 and 29,936,254 weighted average common shares outstanding for the nine months ended September 30, 2015 and 2014, respectively.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet agreements,” as defined by SEC regulations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investing activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalents and available-for-sale investments in a variety of securities, which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes because of the relatively short maturities of our investments and we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We manage our sensitivity to these risks by maintaining investment grade short-term investments. We do not purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of September 30, 2015, our investments consisted primarily of corporate obligations. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or 10% decrease in interest rates due mainly to the short-term nature of our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Additionally, we do not invest in foreign currencies or other foreign investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer have concluded that these disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Hsu vs. Puma Biotechnology, Inc., et. al.

On June 3, 2015, Hsingching Hsu, individually and on behalf of all others similarly situated, filed a class action lawsuit against us and certain of our executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG).  On October 16, 2015, lead Plaintiff Norfolk Pension Fund filed an amended complaint on behalf of all persons who purchased our securities between July 22, 2014 and May 29, 2015.  The amended complaint alleges that we and certain of our executive officers made false and/or misleading statements and failed to disclose material adverse facts about our business, operations, prospects and performance in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiff seeks damages, interest, costs, attorneys' fees, and other unspecified equitable relief.  We intend to vigorously defend this matter.

Item 1A.	RISK FACTORS

Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 2, 2015, and Item IA of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, which was filed with the SEC on August 10, 2015, we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. Other than the additional risks set forth below, there has been no material change to our risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. However, the risks described in our Annual Report and Quarterly Reports are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

We and certain of our executive officers have been named as defendants in a purported securities class action lawsuit, which could cause us to incur substantial costs and divert management's attention, financial resources and other company assets.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years.  On June 3, 2015, we and certain of our executive officers were named as defendants in a purported securities class action lawsuit.  The amended complaint, filed on October 16, 2015, on behalf of all persons who purchased our securities between July 22, 2014 and May 29, 2015, generally alleges that we and such executive officers made false and/or misleading statements and failed to disclose material adverse facts about our business, operations, prospects and performance. This lawsuit and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve, and will divert our management's attention and financial and other resources. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of this and other suits, and we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.  See Item 1. "Legal Proceedings" above for additional information regarding the class action.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any of our equity securities without registration under the Securities Act of 1933, as amended, during the quarter ended September 30, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) made any purchases of our equity securities during the quarter ended September 30, 2015.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS
(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	Fourth Amendment to Lease, dated July 31, 2015, by and between CA-10880 Wilshire Limited Partnership and the Company

10.2	Third Amendment to Lease, dated July 21, 2015, by and between PR 701 Gateway, LLC (as successor in interest to DFW III Gateway, LLC) and the Company

10.3+	Letter Agreement, dated August 21, 2015, between the Company and Steven Lo

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Linkbase Document

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUMA BIOTECHNOLOGY, INC.
Date: November 9, 2015	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 9, 2015	By:	/s/ Charles R. Eyler
Charles R. Eyler
Senior Vice President, Finance and Administration and Treasurer
(Principal Financial and Accounting Officer)