Form 10-K
period 2015-12-31
PUMA BIOTECHNOLOGY, INC.
filed 2016-02-29
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2015, was $2,044,234,826 based upon the closing price of $116.75 per share of the registrant’s common stock on the New York Stock Exchange on Tuesday, June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 19, 2016, there were 32,486,842 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders, or the 2016 Proxy Statement, are incorporated by reference in Part III of the Form 10-K to the extent stated herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and may be forward-looking. These forward-looking statements include, but are not limited to, statements about:

●	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;
●	the anticipated timing of regulatory filings;
●	the regulatory approval of our drug candidates;
●	the anticipated timing of product revenues and the commercial availability of our drug candidates;
●	our use of clinical research organizations and other contractors;
●	our ability to find collaborative partners for research, development and commercialization of potential products;
●	our ability to market any of our products;
●	our history of operating losses;
●	our expectations regarding our costs and expenses;
●	our anticipated capital requirements and estimates regarding our needs for additional financing;
●	our ability to compete against other companies and research institutions;
●	our ability to secure adequate protection for our intellectual property;
●	our ability to vigorously defend against a purported securities class action and a defamation lawsuit;
●	our ability to attract and retain key personnel; and
●	our ability to obtain adequate financing.

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

We are a biopharmaceutical company with a focus on the development and commercialization of innovative products to enhance cancer care. We in-license the global development and commercialization rights to three drug candidates—PB272 (neratinib (oral)), PB272 (neratinib (intravenous)) and PB357.  Neratinib is a potent irreversible tyrosine kinase inhibitor, or TKI, that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4.  Currently, we are primarily focused on the development of the oral version of neratinib, and our most advanced drug candidates are directed at the treatment of HER2-positive breast cancer.  We believe neratinib has clinical application in the treatment of several other cancers as well, including non-small cell lung cancer, or NSCLC, and other tumor types that over-express or have a mutation in HER2.

Breast cancer is the leading cause of cancer death among women worldwide.  Studies show that approximately 20% to 25% of breast cancer tumors have an over-expression of the HER2 protein. Women with breast cancer that over-expresses HER2, referred to as HER2-positive breast cancer, are at greater risk for disease progression and death than women whose tumors do not over-express HER2. Therapeutic strategies, such as the use of trastuzumab (marketed as Herceptin), pertuzumab (marketed as Perjeta) and T-DM1 (marketed as Kadcyla), each produced by Genentech, and lapatinib (marketed as Tykerb) produced by Novartis, given either alone or in combination with chemotherapy, have been developed to improve the treatment of this cancer by binding to the HER2 protein. There are also a number of trials ongoing that involve various combinations of these drugs (for example, Perjeta plus Kadcyla). Based on pre-clinical studies and clinical trials to date, we believe that neratinib may offer an advantage over existing treatments by more potently inhibiting HER2 at a different site and using a different mechanism than these other drugs.

We recently completed a Phase III clinical trial of neratinib for the extended adjuvant treatment of women with early stage HER2-positive breast cancer, which we refer to as the ExteNET trial.  Based on the results from the ExteNET trial, we expect to file for regulatory approval of neratinib in the extended adjuvant setting in the United States in the first quarter of 2016 and in the European Union in the first half of 2016.

Separately, in February 2013, we reached agreement with the U.S. Food and Drug Administration, or FDA, under a Special Protocol Assessment, or SPA, for a planned Phase III clinical trial of PB272 in patients with HER2-positive metastatic breast cancer who have failed two or more prior treatments (third-line disease). The European Medicines Agency, or EMA, has also provided follow-on scientific advice, or SA, consistent with that of the FDA regarding our ability to use the trial to support regulatory approval in the European Union. We refer to this trial as PUMA-NER-1301.  We initiated this trial in June 2013.

In addition to continuing to follow the patients from the ExteNET trial and continuing the PUMA-NER-1301 trial, we are actively conducting the following trials to evaluate the safety and efficacy of neratinib in various indications:

●	Phase II clinical trials in the neoadjuvant treatment of HER2-positive breast cancer;
●	a Phase II clinical trial in patients with HER2-positive metastatic breast cancer that has metastasized to the brain;
●	a Phase II trial in the treatment of HER2-mutated non-small cell lung cancer;
●	a Phase II trial in the treatment of patients with HER2-negative breast cancer that have a HER2 mutation; and
●	a Phase II trial in the treatment of solid tumors that have an activating HER2 mutation.

During the next 12 to 18 months, we expect to commence a Phase III trial of neratinib for the neoadjuvant treatment of HER2-positive breast cancer and a Phase II clinical trial for the neoadjuvant treatment of a subset of patients with HER2-negative breast cancer.  We also plan to continue to evaluate the application of neratinib in the treatment of other forms of HER2-positive or HER2-mutated cancers where there may be unmet medical needs.

We license the commercial rights to our current drug candidates from Pfizer, Inc., which had previously been responsible for the clinical trials regarding neratinib.  Going forward, we expect to augment our product pipeline by acquiring, through license or otherwise, additional drug candidates for research and development and potential commercialization.  In evaluating potential drug candidates, we employ disciplined decision criteria that favor drug candidates that have undergone at least some clinical study. Our decision to acquire a drug candidate will also depend on our evaluation of the scientific merits of the underlying technology, the costs of the transaction and other economic terms of any proposed license, the amount of capital that we anticipate will be required to develop the drug candidate and the economic potential of the drug candidate if approved for commercialization.  We believe this strategy minimizes our clinical development risk and allows us to accelerate the development and potential commercialization of current and future drug candidates.

Strategy

Our strategy is to become a leading oncology-focused biopharmaceutical company. The key elements of our strategy are as follows:

●

Seek regulatory approval and commence commercialization of neratinib in our lead indication. We recently completed our ExteNET trial, a Phase III clinical trial of neratinib for the extended adjuvant treatment of women with early stage HER2-positive breast cancer.  Based on the results from the ExteNET trial, we expect to file for regulatory approval of neratinib in the extended adjuvant setting in the United States in the first quarter of 2016 and in the European Union in the first half of 2016.  We are continuing to evaluate potential commercialization options for the extended adjuvant setting, including developing a direct sales force, contracting with third parties to provide sales and marketing capabilities, some combination of these two options or other strategic options.  Additionally, we believe we currently have sufficient inventory on hand to support at least the first year of commercialization in the extended adjuvant setting and will continue to monitor and evaluate our third party manufacturers’ ability to provide commercial supply of the product.

●

Continue to advance the development of neratinib for the treatment of other HER2-positive breast cancer indications.  We are primarily focused on developing neratinib for the treatment of patients with HER2-positive breast cancer, HER2-negative breast cancer who have a HER2 mutation and other solid tumors with an activating mutation in HER2, and HER2-mutated non-small cell lung cancer.  In addition to our recently completed ExteNET trial, we have several ongoing clinical trials focused on the treatment of patients with HER2-positive breast cancer.  In June 2013, we commenced a Phase III clinical trial of neratinib in patients with HER2-positive metastatic breast cancer who have failed two or more prior treatments (third-line disease), and in the next 12 to 18 months we expect to commence another Phase III clinical trial of neratinib in combination with chemotherapy for the neoadjuvant treatment of HER2-positive breast cancer.  We also have several ongoing Phase II clinical trials evaluating the use of neratinib in combination with various other drugs, including Xeloda, Paclitaxel and Torisel, to treat patients with HER2-positive metastatic breast cancer and HER2-positive metastatic breast cancer that has metastasized to the brain.

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

●

Build a sustainable product pipeline by employing multiple therapeutic approaches and disciplined decision criteria based on clearly defined proof of principal goals. We seek to build a sustainable product pipeline by employing multiple therapeutic approaches and by acquiring drug candidates belonging to known drug classes. In addition, we employ disciplined decision criteria to assess drug candidates, favoring drug candidates that have undergone at least some clinical study. Our decision to license a drug candidate will also depend on the scientific merits of the technology; the costs of the transaction and other economic terms of the proposed license; the amount of capital required to develop the technology; and the economic potential of the drug candidate, should it be commercialized. We believe this strategy minimizes our clinical development risk and allows us to accelerate the development and potential commercialization of current and future drug candidates. We intend to pursue regulatory approval for a majority of our drug candidates in multiple indications.

●

Evaluate the commercialization strategies on a product-by-product basis in order to maximize the value of each. As we move our drug candidates through development toward regulatory approval, we plan to evaluate several options for each drug candidate’s commercialization strategy. These options include building our own internal sales force; entering into a joint marketing partnership with another pharmaceutical or biotechnology company, whereby we jointly sell and market the product; and out-licensing our product, whereby another pharmaceutical or biotechnology company sells and markets our product and pays us a royalty on sales. Our decision may be different for each product that reaches commercialization and will be based on a number of factors including capital necessary to execute on each option, size of the market to be addressed and terms of potential offers from other pharmaceutical and biotechnology companies.

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

Trastuzumab, pertuzumab, lapatinib and T-DM1 are all drugs that bind to the HER2 protein and thereby cause the cells to cease reproducing. Today, these drugs are used as single agents, in combination with other drugs and in combination with chemotherapy to treat patients with HER2-positive breast cancer at various stages.

Currently, the only treatment approved by the FDA for the treatment of neoadjuvant (newly diagnosed) HER2-positive breast cancer is the combination of pertuzumab plus trastuzumab and taxane chemotherapy.  The FDA-approved therapy for the adjuvant treatment of HER2-positive early stage breast cancer is the combination of trastuzumab and paclitaxel (Taxol) following anthracyclines, trastuzumab following chemotherapy and the combination of docetaxel (Taxotere) and trastuzumab following anthracyclines.   In addition, we are aware of the ongoing APHINITY trial, which is comparing pertuzumab plus trastuzumab and chemotherapy versus placebo plus trastuzumab and chemotherapy as an adjuvant therapy, and the KAITLIN trial, which is comparing trastuzumab plus pertuzumab plus taxane following anthracyclines versus T-DM1 plus pertuzumab following anthracyclines as an adjuvant therapy.

Trastuzumab and pertuzumab given in combination with taxane chemotherapy is the current first-line standard of care for HER2-positive metastatic breast cancer.  Lapatinib (Tykerb), given in combination with the chemotherapy drug capecitabine, is also FDA-approved for the treatment of patients who have failed prior treatments. In a Phase III clinical trial, patients with HER2-positive metastatic breast cancer who received the combination of lapatinib plus capecitabine demonstrated a median progression free survival of 27.1 weeks and a response rate of 23.7%.  T-DM1 is approved by the FDA for the treatment of patients with HER2-positive metastatic breast cancer who previously received trastuzumab and a taxane chemotherapy, separately or in combination.  Unfortunately, most patients with HER2-positive breast cancer eventually develop resistance to these treatments, resulting in disease progression. For these reasons, there is a need for alternatives to block HER2 signaling in patients who fail treatment with prior HER2 directed treatments. Neratinib is an orally active small molecule that inhibits HER2 at a different site and uses a different mechanism than trastuzumab. As a result, we believe that neratinib may have utility in patients with HER2-positive metastatic breast cancer who have failed treatment with trastuzumab.

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

Product Development Pipeline

The following chart shows each of our current drug candidates and their clinical development stage.

Neratinib

Neratinib is a potent irreversible tyrosine kinase inhibitor, or TKI, that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4.  Based on pre-clinical studies and clinical trials to date, we believe that neratinib may offer an advantage over existing treatments that are used in the treatment of patients with HER2-positive metastatic breast cancer who have failed prior treatments, including treatment with trastuzumab, pertuzumab, and T-DM1. Currently, the treatment of metastatic breast cancer patients involves treatment with these agents either alone or in combination with chemotherapy. We believe that by more potently inhibiting HER2 at a different site and acting via a mechanism different from other agents, neratinib may have therapeutic benefits in patients who have failed these existing treatments, most notably due to its increased selectivity and irreversible inhibition of the HER2 target enzyme.

In addition, we believe neratinib has clinical application in the treatment of other cancers, including non-small cell lung cancer and other tumor types that over-express or have a mutation in HER2.

Our initial focus is on the development of the oral formulation of neratinib.  We are also evaluating for potential development an intravenous formulation of neratinib and PB357, a back-up compound to neratinib.

PB272 (neratinib (oral))—Early Stage Breast Cancer

Extended Adjuvant Breast Cancer

Two-Year ExteNET Data.  In July 2014, we announced top line results from the Phase III clinical trial of neratinib for the extended adjuvant treatment of early stage HER2-positive breast cancer (ExteNET Trial). The data from this trial was presented in an oral presentation at the American Society of Clinical Oncology (ASCO) 2015 Annual Meeting in June 2015 and was recently published online in the journal The Lancet Oncology and will be published in a future print issue of the journal. The ExteNET trial is a double-blind, placebo-controlled, Phase III trial of neratinib versus placebo after adjuvant treatment with Herceptin in women with early stage HER2-positive breast cancer.  More specifically, the ExteNET trial enrolled 2,840 patients in 41 countries with early stage HER2-positive breast cancer who had undergone surgery and adjuvant treatment with trastuzumab. After completion of adjuvant treatment with trastuzumab, patients were randomized to receive extended adjuvant treatment with either neratinib or placebo for a period of one year. Patients were then followed for recurrent disease, ductal carcinoma in situ (DCIS), or death for a period of two years after randomization in the trial.

The safety results of the study showed that the most frequently observed adverse event for the neratinib-treated patients was diarrhea, with approximately 39.9% of the neratinib-treated patients experiencing grade 3 or higher diarrhea (1 (0.1%) patient had grade 4 diarrhea). Patients who received neratinib in this trial did not receive any prophylaxis with antidiarrheal agents to prevent the neratinib-related diarrhea. Puma’s recently reported clinical data from several trials have demonstrated that the use of high dose prophylactic loperamide greatly reduces the rate of grade 3 diarrhea with neratinib, with grade 3 diarrhea rates ranging from 0-17% in studies in which high dose loperamide prophylaxis was used. In all of its current ongoing studies Puma is instituting the use of high dose loperamide for the first cycle of treatment in order to continue to reduce the neratinib-related diarrhea.

The primary endpoint of the trial was invasive disease free survival (DFS). The results of the trial demonstrated that treatment with neratinib resulted in a 33% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.67, p = 0.009). The 2-year DFS rate for the neratinib arm was 93.9% and the 2-year DFS rate for the placebo arm was 91.6%. The secondary endpoint of the trial was disease-free survival including ductal carcinoma in situ (DFS-DCIS). The results of the trial demonstrated that treatment with neratinib resulted in a 37% reduction of risk of disease recurrence including DCIS or death versus placebo (hazard ratio = 0.63, p = 0.002). The 2-year DFS-DCIS rate for the neratinib arm was 93.9% and the 2-year DFS-DCIS rate for the placebo arm was 91.0%.

As an inclusion criteria for the ExteNET trial, patients needed to have tumors that were HER2 positive using local assessment. In addition, as a pre-defined subgroup in the trial, patients had centralized HER2 testing performed on their tumor as well. At the time the 2-year data was compiled, centralized HER2 testing had been performed on 1,704 (60%) of the patients in the ExteNET trial and further central testing on available samples was currently ongoing. For the 1,463 patients whose tumors were HER2 positive by central confirmation, the results of the trial demonstrated that treatment with neratinib resulted in a 49% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.51, p = 0.002). The 2-year DFS rate for the centrally confirmed patients in the neratinib arm was 94.7% and the 2-year DFS rate for the centrally confirmed patients in the placebo arm was 90.6%. For the patients in the trial whose tumors were HER2 positive by central confirmation, the results of the trial demonstrated that treatment with neratinib resulted in a 51% reduction of risk of disease recurrence including DCIS or death versus placebo (hazard ratio = 0.49, p < 0.001). The 2-year DFS-DCIS rate for the centrally confirmed patients in the neratinib arm was 94.7% and the 2-year DFS rate for centrally confirmed patients in the placebo arm was 90.2%.

For the pre-defined subgroup of patients with hormone receptor positive disease, the results of the trial demonstrated that treatment with neratinib resulted in a 49% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.51, p = 0.001). The 2-year DFS rate for the neratinib arm was 95.4% and the 2-year DFS rate for the placebo arm was 91.2%. For the patients in the trial whose tumors were HER2 positive by central confirmation, the results of the trial demonstrated that treatment with neratinib resulted in a 75% reduction of risk of invasive disease recurrence or death (hazard ratio = 0.25, p < 0.001). The 2-year DFS rate for the centrally confirmed patients in the neratinib arm was 97.0% and the 2-year DFS rate for centrally confirmed patients in the placebo arm was 88.4%.

We intend to use the 2-year data from the ExteNET trial to file for regulatory approval of neratinib in the extended adjuvant setting in the United States during the first quarter of 2016 and in the European Union in the first half of 2016.

Three-Year ExteNET Data.  In December 2015, updated results from the ExteNET trial were presented at the 2015 CTRC-AACR San Antonio Breast Cancer Symposium.  This presentation involved an exploratory sensitivity analysis of the 3-year disease free survival data to examine the durability of treatment effect beyond the 2-year data included in the primary analysis. This analysis was not a pre-planned analysis in the statistical analysis plan for the trial. For the primary endpoint of the trial, DFS, the results of the trial demonstrated that treatment with neratinib resulted in a 26% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.74, two sided p = 0.023). The 3-year DFS rate for the neratinib arm was 92.0% and the 3-year DFS rate for the placebo arm was 89.9%.

For the 2,297 patients in the ExteNET trial who were treated in ExteNET less than one year from the completion of their adjuvant treatment with trastuzumab, the results of the trial demonstrated that treatment with neratinib resulted in a 28% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.72, two sided p = 0.02). For this group of patients, the 3-year DFS rate for the neratinib arm was 91.5% and the 3-year DFS rate for the placebo arm was 88.9%.

At the time the 3-year data was compiled, centralized HER2 testing had been performed on 2,041 (72%) of the patients in the ExteNET trial and further central testing on available samples was currently ongoing. For the 1,709 patients whose tumors were HER2 positive by central confirmation, the results of the trial demonstrated that treatment with neratinib resulted in a 30% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.70, two sided p = 0.037). The 3-year DFS rate for the centrally confirmed patients in the neratinib arm was 91.8% and the 3-year DFS rate for the centrally confirmed patients in the placebo arm was 89.6%. For the 1,392 patients in the ExteNET trial with centrally confirmed HER2 positive disease who were treated in ExteNET less than one year from the completion of their adjuvant treatment with trastuzumab, the results of the trial demonstrated that treatment with neratinib resulted in a 37% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.63, two sided p = 0.009). For this group of patients, the 3-year DFS rate for the neratinib arm was 91.7% and the 3-year DFS rate for the placebo arm was 88.2%.

For the pre-defined subgroup of 1,631 patients with hormone receptor positive disease, the results of the trial demonstrated that treatment with neratinib resulted in a 43% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.57, two sided p = 0.003). The 3-year DFS rate for the neratinib arm was 93.6% and the 3-year DFS rate for the placebo arm was 89.3%. For the 1,334 hormone receptor positive patients in the ExteNET trial who were treated in ExteNET less than one year from the completion of their adjuvant treatment with trastuzumab, the results of the trial demonstrated that treatment with neratinib resulted in a 43% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.57, two sided p = 0.004). For this group of patients, the 3-year DFS rate for the neratinib arm was 93.3% and the 3-year DFS rate for the placebo arm was 88.6%. For the 903 patients in the trial whose tumors were hormone receptor positive and HER2 positive by central confirmation, the results of the trial demonstrated that treatment with neratinib resulted in a 57% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.43, two sided p < 0.001). The 3-year DFS rate for the hormone receptor positive patients who also had HER2 centrally confirmed disease in the neratinib arm was 94.4% and the 3-year DFS rate for centrally confirmed patients in the placebo arm was 88.0%.

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

I-SPY 2 Trial. In 2010, the Foundation for the National Institutes of Health initiated the I-SPY 2 TRIAL (Investigation of Serial Studies to Predict Your Therapeutic Response with Imaging And moLecular Analysis 2). The I-SPY 2 TRIAL is a randomized Phase II clinical trial for women with newly diagnosed Stage 2 or higher (tumor size at least 2.5 cm) breast cancer that addresses whether adding investigational drugs to standard chemotherapy in the neoadjuvant setting is better than standard chemotherapy. The primary endpoint is pCR in the breast and the lymph nodes at the time of surgery. The goal of the trial is to match investigational regimens with patient subsets on the basis of molecular characteristics, referred to as biomarker signatures that benefit from the regimen.

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

In April 2014, we announced the results for the neratinib-containing regimen of the I-SPY 2 TRIAL.  The neratinib-containing regimen (neratinib plus paclitaxel followed by doxorubicin and cyclophosphamide) graduated from the I-SPY 2 TRIAL based on having a high probability of success in Phase III with a signature of HER2 positive/HR negative. In this group, treatment with the neratinib-containing regimen resulted in an estimated pCR rate of 55.6% compared to the control arm (standard neoadjuvant chemotherapy: paclitaxel in combination with trastuzumab followed by doxorubicin and cyclophosphamide), which had an estimated pCR rate of 32.6%. The Bayesian probability of superiority for the neratinib-containing regimen (compared to standard therapy) is 94.9%, which is analogous to a p-value of 0.051. In addition, the Bayesian predictive probability of showing statistical superiority in a 300-patient Phase III randomized trial of paclitaxel plus neratinib versus paclitaxel plus trastuzumab, both followed by doxorubicin/cyclophosphamide, is 79.1%.

For the 65 patients in the trial who were HER2 positive (including those who were either hormone receptor positive or negative), treatment with the neratinib-containing regimen resulted in an estimated pCR rate of 39.4% compared to the control arm, which demonstrated an estimated pCR rate of 22.8%. The Bayesian probability of superiority for the neratinib-containing regimen is 95.4%, which is analogous to a p-value of 0.046. In addition, the Bayesian predictive probability of showing statistical superiority in a 300-patient Phase III randomized trial of paclitaxel plus neratinib versus paclitaxel plus trastuzumab is 72.7%.

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

We anticipate that the results of the I-SPY2 TRIAL with neratinib will be published in a medical journal in 2016.  Based on the graduation of neratinib from the I-SPY2 TRIAL, neratinib is now eligible to proceed into the I-SPY3 Phase III clinical trial, which is currently being planned. We anticipate that the I-SPY3 trial with neratinib will be initiated in 2016.

FB-7 Trial.  In 2010, Pfizer, in collaboration with the National Surgical Adjuvant Breast and Bowel Project, or NSABP, a clinical trials cooperative group supported by the National Cancer Institute, or NCI, initiated the FB-7 study to investigate the use of neratinib as a neoadjuvant (preoperative) therapy for newly diagnosed HER2-positive breast cancer. In this trial, a total of 126 patients are randomized to receive neratinib plus the chemotherapy drug paclitaxel or trastuzumab plus paclitaxel prior to having surgery to remove their tumors. The purpose of this study is to test whether adding neratinib to paclitaxel chemotherapy is better than trastuzumab plus paclitaxel chemotherapy before having surgery. This trial was modified in 2012 to include a third treatment arm where patients will receive the combination of neratinib plus trastuzumab plus paclitaxel prior to having surgery to remove their tumors.

Data from this trial were presented at the 2015 CTRC-AACR San Antonio Breast Cancer Symposium. Patients were randomly assigned to trastuzumab (T) or neratinib (N) or the combination (T+N) with weekly paclitaxel (P) followed by standard doxorubicin and cyclophosphamide chemotherapy (AC) administered prior to surgery.  126 U.S., Canadian, and European patients were randomly assigned to Arm 1 (T+P followed by AC), Arm 2 (N+P followed by AC) or Arm 3 (T+N+P followed by AC).  The primary endpoint of the trial was pathological complete response rate (pCR) in the breast and lymph nodes. Tumor tissue was collected on patients at the time of diagnosis. This tissue will be analyzed for several biomarkers including AKT, cMET, EGFR, ESR-alpha, HER2, HER3, HER4, p95 HER2 and PI3K and intrinsic subtypes. A key secondary endpoint of this trial is the molecular and genetic correlates of response for each of these biomarkers. The analysis of these biomarkers is ongoing and will be presented at a medical meeting in 2016.

For the intent-to-treat patient population (hormone receptor positive (HR+) and hormone receptor negative (HR-)), the pCR rate for Arm 1 was 38.1%, for Arm 2 was 33.3% and for Arm 3 was 50.0%. For the HR+ patients, the pCR rate for Arm 1 was 29.6%, for Arm 2 was 27.6% and for Arm 3 was 30.4%. For the HR- patients, the pCR rate for Arm 1 was 57.1%, for Arm 2 was 46.2% and for Arm 3 was 73.7%.

The most frequently observed severe adverse event in the two neratinib treated arms of the trial (Arm 2 and Arm 3) was diarrhea. In the first 19 patients treated in Arm 2 of the trial, high dose loperamide (16 mg per day initially) as primary prophylaxis was not given to prevent the neratinib-related diarrhea. In this subset of patients the grade 3 diarrhea rate was 42% (8/19). In the next 10 patients treated in Arm 2 and the first 20 patients treated in Arm 3, high dose primary prophylaxis (16 mg per day initially) with loperamide was given during the initial two weeks of the first cycle of treatment. Using two weeks of intensive loperamide prophylactically, the grade 3 diarrhea rate in Arm 2 was 30% (3/10) and the grade 3 diarrhea rate in Arm 3 was 35% (7/20). In the next 13 patients in Arm 2 and 22 patients in Arm 3, high dose prophylaxis (16 mg per day initially) was given for the entire first cycle of treatment (4 weeks). The grade 3 diarrhea rate was 15% (2/13) in Arm 2 and 23% (5/22) in Arm 3.

PB272 (neratinib (oral))—Metastatic Breast Cancer

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

Trials of Neratinib in Combination with Other Anti-Cancer Drugs. In November 2014, we announced top line results from a Phase II clinical trial of neratinib for the treatment of first-line HER2-positive locally recurrent or metastatic breast cancer (NEfERTT trial). Data from this trial was presented at the American Society of Clinical Oncology (ASCO) 2015 Annual Meeting in June 2015.  The NEfERTT trial was a randomized, two-arm Phase II trial of neratinib plus the anticancer drug paclitaxel versus trastuzumab (Herceptin) plus paclitaxel as a first-line treatment for HER2-positive locally recurrent or metastatic breast cancer.  The trial enrolled 479 patients in 33 countries with locally recurrent or metastatic breast cancer who had not received prior anticancer therapy for locally recurrent or metastatic disease. Patients were randomized to receive first-line treatment with either paclitaxel plus neratinib or paclitaxel plus trastuzumab. The primary endpoint of the trial was progression free survival. The secondary endpoints of the study included objective response rate and the incidence of central nervous system (CNS) metastases, including brain metastases.

The results of the trial demonstrated that the progression free survival for the patients who received the combination of paclitaxel plus neratinib was 12.9 months and the progression free survival for the patients who received the combination of paclitaxel plus trastuzumab was 12.9 months (p=0.777). The objective response rate in the trial for the patients who received the combination of paclitaxel plus neratinib was 74.8% and the objective response rate for the patients who received the combination of paclitaxel plus trastuzumab was 77.6% (p=0.522).  With respect to the incidence of central nervous system metastases (e.g., brain metastases), treatment with the combination of paclitaxel plus neratinib resulted in a 52% reduction in the incidence of CNS metastases compared to the incidence of CNS metastases in patients who received the combination of paclitaxel plus trastuzumab. The incidence of CNS metastases was 8.3% in the patients who received paclitaxel plus neratinib, while the incidence of CNS metastases in the patients who received the combination of paclitaxel plus trastuzumab was 17.3% (p=0.002). These results reflect a statistically significant difference between the two treatment arms.  We believe that this represents the first randomized trial with a HER2 targeted agent that has shown a statistically significant reduction in the incidence of CNS metastases.  We anticipate publishing the Phase II trial results in 2016.

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

Data from a third Phase II study, in which patients with confirmed HER2-positive metastatic breast cancer who had failed treatment with trastuzumab and taxane chemotherapy were given neratinib in combination with capecitabine, was presented at the 2011 CTRC-AACR San Antonio Breast Cancer Symposium. The results of the study showed that the combination of PB272 and capecitabine had acceptable tolerability. The efficacy results from the trial showed that for the 61 patients in the trial who had not been previously treated with the HER2 targeted anti-cancer drug lapatinib, there was an overall response rate of 64% and a clinical benefit rate of 72%. In addition, for the seven patients in the trial who had previously been treated with lapatinib, there was an overall response rate of 57% and a clinical benefit rate of 71%. The median PFS for patients who had not received prior treatment with lapatinib was 40.3 weeks and the median PFS for the patients who had received prior lapatinib treatment was 35.9 weeks.

In February 2013, we reached agreement with the FDA under an SPA, for our planned Phase III clinical trial of neratinib in patients with HER2-positive metastatic breast cancer who have failed two or more prior treatments (third-line disease). The SPA is a written agreement between us, as the trial’s sponsor, and the FDA regarding the design, endpoints, and planned statistical analysis of the Phase III trial with respect to the effectiveness of PB272 for the indication to be studied to support a New Drug Application, or NDA. The EMA has also provided follow-on SA, consistent with that of the FDA regarding our Phase III trial design and endpoints to be used and ability of such design to support the submission of a Market Authorization Application, or MAA, in the EU.

Pursuant to the SPA and SA, the Phase III trial is designed as a randomized study of neratinib plus capecitabine versus lapatinib plus capecitabine in patients with third-line HER2-positive metastatic breast cancer. The trial is expected to enroll approximately 600 patients who will be randomized (1:1) to receive either PB272 plus capecitabine or lapatinib plus capecitabine. The trial will be conducted at approximately 250 sites in North America, Europe and Asia-Pacific. The agreed upon co-primary endpoints of the trial are PFS and overall survival. Our plan is to use the PFS data from the trial as the basis for submission of an NDA, and its foreign equivalents for Accelerated/Conditional Approval for PB272 from the regulatory agencies. We commenced patient enrollment in this Phase III trial in the second quarter of 2013.

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

The Phase I portion of the trial, which was reported previously, determined that the maximum tolerated dose was 240 mg of neratinib daily with 8 mg of temsirolimus weekly and the dose limiting toxicity was diarrhea. The interim Phase II data was presented at the 2014 CTRC-AACR San Antonio Breast Cancer Symposium.  The Phase II portion of the study was conducted in two cohorts. The first cohort, referred to as the Maximum Tolerated Dose (MTD) cohort, received 240 mg of neratinib daily with 8 mg of temsirolimus weekly. This cohort of patients received low dose loperamide (4 mg per day) prophylactically in order to reduce the neratinib-related diarrhea. The second cohort of patients, referred to as the Dose Escalation cohort (DE cohort), received 240 mg of neratinib daily and initially received 8 mg of temsirolimus weekly. This cohort of patients received high dose loperamide (16 mg per day initially) prophylactically in order to reduce the neratinib-related diarrhea. If patients in the DE cohort had no tolerability issues with the combination of neratinib and temsirolimus given at 8 mg per week during the first cycle of treatment, patients in this DE cohort were allowed to dose escalate the temsirolimus to 15 mg per week for the remainder of the study. Patients in both cohorts in the study received a median of 3 prior regimens in the metastatic setting (range 1-8 prior regimens) before entering the trial. The 37 patients in the MTD cohort were enrolled at 3 centers in the United States and the 45 patients in the DE cohort were enrolled at 8 centers in the United States, Europe and Asia.  The interim safety results of the study showed that the most frequently observed adverse event for the patients who received the combination of neratinib plus temsirolimus was diarrhea. For the 37 patients in the MTD cohort, who received low dose loperamide prophylactically, 12 patients (32%) experienced grade 3 diarrhea. For the 41 patients in the DE cohort, who received high dose loperamide prophylactically and were allowed to dose escalate the temsirolimus dose, 7 patients (17%) reported grade 3 diarrhea. 4 (57%) of the 7 patients in the DE cohort who experienced grade 3 diarrhea were not compliant with the high dose loperamide prophylaxis. There were 4 patients in the DE cohort who did not yet have safety data reported and are therefore not included in the safety population. For the patients in the DE cohort, thus far 47% of the patients have been able to dose escalate from 8 mg per week of temsirolimus to 15 mg per week of temsirolimus.  The interim efficacy results from the trial showed that for the 37 patients in the MTD cohort, 11 patients (30%) experienced a partial response (PR). The median duration of response for this cohort of patients was 3.0 months and the median progression-free survival was 4.8 months. For the 37 evaluable patients in the DE cohort, the efficacy results from the trial demonstrated that 11 patients (30%) experienced a partial response (PR). The median duration of response for this cohort of patients was 7.4 months and the median progression free survival is not yet mature. As of December 2014, there were a total of 18 patients currently on active treatment in the trial. 8 of the 17 active patients in the DE cohort have not yet had tumor assessments.

Metastatic Breast Cancer with Brain Metastases

Approximately one-third of the patients with HER2-positive metastatic breast cancer develop metastases that spread to their brain. The current antibody-based treatments, including trastuzumab, pertuzumab and T-DM1, do not enter the brain and therefore are not believed to be effective in treating these patients. In a Phase II trial with lapatinib given as a single agent, lapatinib demonstrated a 6% objective response rate in the patients with HER2-positive metastatic breast cancer whose disease spread to their brain. In January 2012, a Phase II trial of neratinib as a single agent and in combination with the anticancer drug capecitabine in patients with HER2-positive metastatic breast cancer that has spread to their brain was initiated in conjunction with the Dana Farber Translational Breast Cancer Research Consortium. In June 2014, at the American Society of Clinical Oncology (ASCO) 2014 Annual Meeting, results from the first cohort (n=40) who were administered neratinib monotherapy was presented. The efficacy results from the first cohort of the trial showed that for the 40 evaluable patients, 3 (8%) patients experienced a partial response (PR), 4 (10%) patients experienced prolonged stable disease (SD) for greater than or equal to 6 months and 12 (30%) patients experienced stable disease (SD) for less than 6 months. The median progression-free survival of the 40 evaluable patients was seen to be 1.9 months and the median overall survival was seen to be 8.7 months. We anticipate that additional results from this trial will be presented in 2016.

Safety Database. Our safety database includes over 3,000 patients who have been treated with neratinib. To date, the most significant grade 3 or higher adverse event associated with neratinib has been diarrhea, which occurs in approximately 30% of patients receiving the drug. Historically, once diarrhea occurred, patients were treated with loperamide and/or a reduction in the dose of neratinib. We have evaluated a prophylactic protocol pursuant to which a high dose of loperamide, approximately 16 mg, is given together with the initial dose of neratinib and then tapered down during the first cycle of treatment.  We plan to continue evaluating this protocol as the preliminary data has suggested that this prophylactic regimen significantly reduces the incidence of diarrhea with neratinib.

In February 2015, Puma initiated a Phase II open-label trial of neratinib monotherapy for one year in 120 patients with early HER2-positive breast cancer who have completed one year of adjuvant trastuzumab.  This study population is analogous to the patient population from the ExteNET trial.  The purpose of the Phase II trial is to investigate the effect of 2 cycles of high-dose loperamide on diarrhea incidence and severity. In the original protocol, 4 mg loperamide is self-administered with the first dose of neratinib, followed by 2 mg loperamide every 4 hours for the first 3 days, reducing to 2 mg loperamide every 6 to 8 hours through the first 2 cycles of therapy.  With Amendment 1, the loperamide dosing schedule was modified to simplify the regimen.  Following Amendment 1 of the protocol, 4 mg loperamide is self-administered with the first dose of neratinib, followed by 4 mg loperamide three times a day for 2 weeks, followed by 4 mg loperamide twice daily through the first 2 cycles of therapy.  After two cycles, patients do not take loperamide prophylactically but take it as needed throughout the remainder of the treatment duration if diarrhea occurs.

In December 2015, we announced the interim results of this Phase II trial.  In the 27 patients who were treated using the loperamide regimen outlined in the original protocol, 5 (18.5%) patients experienced grade 3 diarrhea.  In the 23 patients treated using the loperamide regimen in Amendment 1, 3 (13%) patients had grade 3 diarrhea.  We anticipate presenting updated data from this Phase II trial during 2016.

PB272 (neratinib (oral))—Other Potential Applications

Non-Small Cell Lung Cancer

Approximately 2% to 4% of patients with NSCLC have a HER2 mutation in the kinase domain. This mutation is believed to narrow the ATP binding cleft which results in increased tyrosine kinase activity. The mutation is also believed to result in increased PI3K activity and mTOR activation. Published data suggests that patients with HER2-mutated non-small cell lung cancer do not respond to platinum chemotherapy and do not respond to epidermal growth factor receptor inhibitors.

In September 2014, we reported initial data from the ongoing, open label Phase II clinical trial of PB272 (neratinib) for the treatment of patients with NSCLC with HER2 mutations as a late-breaking oral presentation at the European Society for Medical Oncology 2014 Congress.   In the trial, patients with confirmed Stage IIIB or Stage IV NSCLC with documented somatic HER2 mutations were randomized to receive either oral neratinib monotherapy at a dose of 240 mg per day or the combination of oral neratinib (at a dose of 240 mg daily) with intravenous temsirolimus administered at a dose of 8 mg per week. In order to attempt to reduce the neratinib-related diarrhea, high-dose loperamide prophylaxis (Imodium) was given to all patients in both arms of the study beginning on day 1 of neratinib dosing. The data presented in the oral presentation involved a total of 27 patients who completed the first stage of the trial; 13 of these patients received neratinib monotherapy and 14 of these patients received the combination of neratinib plus temsirolimus.  The results of the study showed that the combination of PB272 and temsirolimus had acceptable tolerability. Historically the most frequently seen adverse event associated with neratinib has been diarrhea. In the previous Phase I trial of neratinib plus temsirolimus (published in the Journal of Clinical Oncology in 2014) the diarrhea with neratinib was seen to be dose dependent and its incidence increased with increasing neratinib dosage. In that Phase I trial, grade 3 or higher diarrhea was seen in approximately 30% of the patients treated with doses of neratinib that were 200 mg or higher.  In the Phase II study, all patients received high-dose loperamide in order to attempt to prevent or reduce the neratinib-related diarrhea. For the 13 patients enrolled in the neratinib monotherapy arm, 1 patient (8%) experienced grade 3 diarrhea, and for the 14 patients enrolled in the combination of neratinib plus temsirolimus arm, 2 patients (14%) experienced grade 3 diarrhea. There were no grade 4 diarrhea events seen in the trial. For the 3 patients in the study (1 in the monotherapy arm, 2 in the combination arm) who experienced grade 3 diarrhea, 2 of the 3 patients were not compliant with the loperamide prophylaxis regimen and were not taking loperamide at the onset of grade 3 diarrhea.

The efficacy results from the trial showed that for the 13 patients in the trial who received neratinib monotherapy, no patient experienced a partial response, 7 patients (54%) achieved stable disease and 4 patients (31%) achieved clinical benefit (defined as a partial response or stable disease for 12 or more weeks). For the 14 patients who received the combination of neratinib plus temsirolimus, 3 patients (21%) experienced a partial response, 11 patients (79%) experienced stable disease and 9 patients (64%) achieved clinical benefit. The median progression free survival of the neratinib monotherapy arm was 2.9 months and the median progression-free survival of the arm that received neratinib plus temsirolimus was 4.0 months. Patients continue to be enrolled in the arm of the trial that is receiving the combination of neratinib plus temsirolimus. We anticipate that additional data from this trial will be presented in 2016.

HER2 Mutation-Positive Solid Tumors

A new HER2 mutation in patients with HER2-negative breast cancer was identified as part of a study performed by the Cancer Genome Atlas Network and published in Cancer Discovery in December 2012. We believe this mutation may occur in an estimated 2% of patients with breast cancer. Pre-clinical data from this publication demonstrated that neratinib was active in pre-clinical models of HER2-negative breast cancer that have this HER2 mutation and that neratinib has more anti-cancer activity than either trastuzumab or lapatinib in cells with this mutation. A Phase II trial of neratinib in HER2-negative breast cancer patients who have a HER2 mutation opened for enrollment in December 2012. We anticipate that data from this trial will be reported in 2016.

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

Basket Trial for HER2 Mutation-Positive Solid Tumors. In October 2013, we announced that we had initiated a Phase II clinical trial of neratinib as a single agent in patients with solid tumors that have an activating HER2 mutation (SUMMIT basket trial). The Phase II basket trial is an open-label, multicenter, multinational study to evaluate the safety and efficacy of PB272 administered daily to patients who have solid tumors with activating HER2 mutations. The study initially included six cohorts (baskets) of patients, each of which will include one of the following cancers: (i) bladder/urinary tract cancer; (ii) colorectal cancer; (iii) endometrial cancer; (iv) gastric/esophageal cancer; (v) ovarian cancer; and (vi) all other solid tumors (including prostate, melanoma and pancreatic cancer). Each basket will initially consist of seven patients. If a certain predetermined objective response rate is seen in the initial cohort of seven patients, the basket will be expanded to include a larger number of patients.

In May 2014, we announced that we expanded the first cohort from the Phase II clinical trial of PB272 in patients with solid tumors who have an activating HER2 mutation (basket trial). The cohort that has been expanded includes patients with metastatic breast cancer that is not HER2 amplified or overexpressed (HER2 negative) and has a HER2 mutation.

Interim results from this ongoing Phase II trial were presented at the 2015 CTRC-AACR San Antonio Breast Cancer Symposium in December 2015.  In the cohort, patients with HER2-mutant metastatic breast cancer were enrolled and received 240 mg of neratinib daily. Patients received loperamide (16 mg per day initially) prophylactically for the first cycle of treatment in order to reduce the neratinib-related diarrhea. For the 20 patients in the cohort presented, 20 patients (100%) had HER2-negative disease, 17 patients (85%) were hormone receptor positive (estrogen receptor or progesterone receptor positive), and patients had received a median of 4 prior regimens in the metastatic setting (range 0-11 prior regimens) before entering the trial.

The primary endpoint of the trial was objective response at week 8 assessed by anatomic or metabolic imaging. The interim efficacy results from the trial showed that for the 19 efficacy evaluable patients in the breast cancer cohort, 6 patients (32%) experienced a response at week 8. This included one patient with a complete response and five patients with partial responses. The secondary endpoints of the trial included confirmed objective response (complete response or partial response), clinical benefit rate and progression-free survival (PFS). The results of the trial showed that 3 patients (16%) had a confirmed objective response, 8 patients (42%) demonstrated clinical benefit and the median progression-free survival was 4.0 months.

The presentation also discussed that a bidirectional cross-talk between hormone receptor and HER2 signaling pathways can lead to endocrine resistance due to activated HER2 signaling and ER-mediated tumor proliferation as a potential resistance mechanism to sustained HER2 inhibition. Preclinical data has demonstrated that the combination of an anti-estrogen with a HER2 inhibitor results in enhanced anti-tumor activity in preclinical models of estrogen receptor positive/HER2-positive breast tumors. Based on this, the SUMMIT study was amended to allow for the combination of neratinib plus fulvestrant in eligible postmenopausal hormone receptor positive breast cancer patients. For the 3 response-evaluable patients who have been enrolled and received the combination of neratinib plus fulvestrant, 3 (100%) of 3 patients have shown a response, including one patient with a complete response and two patients with partial responses. There have also been two patients enrolled on the combination of neratinib plus fulvestrant after progressing on neratinib monotherapy. One (50%) of these two patients has demonstrated a partial response.

The interim safety results of the study showed that the most frequently observed adverse event was diarrhea. For the 130 patients enrolled across all solid tumor cohorts in the SUMMIT study, 25 patients (19%) reported grade 3 diarrhea. The median duration of grade 3 diarrhea for the patients in the entire SUMMIT study was 2 days. 2 patients (2%) in the SUMMIT study have permanently discontinued neratinib due to diarrhea and 20 patients (15%) have temporarily discontinued neratinib due to diarrhea and then restarted after the diarrhea subsided. For the breast cancer mutation cohort, 7 of 20 patients (35%) experienced grade 3 diarrhea. The median duration of grade 3 diarrhea was 1 day. No patient (0%) in the breast cancer cohort permanently discontinued neratinib due to diarrhea and 4 patients (20%) temporarily discontinued neratinib due to diarrhea and then restarted after the diarrhea subsided.

In April 2015, we announced that we expanded the cohort from the Phase II clinical trial of PB272 in patients with metastatic NSCLC that is not HER2 amplified or overexpressed (HER2 negative) and has a HER2 mutation. In December 2015, we announced that we expanded the cohort that includes patients with metastatic biliary duct (bile duct) cancer that is not HER2 amplified or overexpressed (HER2 negative) and has a HER2 mutation. We anticipate that additional clinical data from this trial will be presented in 2016.

PB272 (neratinib (intravenous))

We also plan to develop neratinib as an intravenously administered agent. The intravenous version of neratinib resulted in higher exposure levels of neratinib in pre-clinical models. We believe this may result in higher blood levels of neratinib in patients, and may translate into enhanced efficacy. We are evaluating the intravenous formulation of neratinib and considering options relative to its development.

PB357

PB357 is an orally administered agent that is an irreversible TKI that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4. PB357 is structurally similar to PB272. Pfizer completed single-dose Phase I trials of PB357. We are evaluating PB357 and considering options relative to its development.

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

We and our third-party consultants conduct pre-clinical testing in accordance with Good Laboratory Practices, or GLP, and clinical testing in accordance with Good Clinical Practice standards, or GCP, which are international ethical and scientific quality standards utilized for pre-clinical and clinical testing, respectively. GCP is the standard for the design, conduct, performance, monitoring, auditing, recording, analysis and reporting of clinical trials and the FDA requires compliance with GCP regulations in the conduct of clinical trials. Additionally, our pre-clinical and clinical testing completed in the EU is conducted in accordance with applicable EU standards, such as the EU Clinical Trials Directive (Directive 2001/20/EC of April 4, 2001), or the EU Clinical Trials Directive, and the national laws of the Member Estates of the EU implementing its provisions.

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

Competition

The development and commercialization of new products to treat cancer is highly competitive and we expect considerable competition from major pharmaceutical, biotechnology and specialty cancer companies. As a result, there are and will likely continue to be extensive research and substantial financial resources invested in the discovery and development of new cancer products. Our potential competitors include, but are not limited to, Genentech, Novartis, Roche, Boehringer Ingelheim, Takeda, Array Biopharma and Ambit Biosciences. We are an early stage company with a limited history of operations and no experience with sales, marketing or commercial manufacturing. Many of our competitors have substantially more financial and technical resources than we do. In addition, many of our competitors have more experience than we have in pre-clinical and clinical development, manufacturing, regulatory and global commercialization. We are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of cancer. We anticipate that we will face intense competition.

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

Sales and Marketing

We currently have no sales, marketing or distribution capabilities and only a limited number of our employees have experience in marketing or selling pharmaceutical products.  To achieve commercial success for any of our proposed products, if approved, we must either develop a direct sales, marketing and distribution organization or enter into arrangements with third parties to market, sell and distribute such products.  We anticipate filing for regulatory approval of PB272 for the extended adjuvant treatment of HER2-positive breast cancer in the United States and Europe in the first quarter and first half of 2016, respectively. We are continuing to evaluate potential commercialization options for the extended adjuvant setting, including developing a direct sales force, contracting with third parties to provide sales and marketing support, some combination of these two options or other strategic options.

Intellectual Property and License Agreements

We hold a worldwide exclusive license under our license agreement with Pfizer to four granted U.S. patents and nine pending U.S. patent applications, as well as foreign counterparts thereof, and other patent applications and patents claiming priority therefrom.

In the United States, we have a license to an issued patent, which currently will expire in 2025, for the composition of matter of neratinib, our lead compound. We have a license to an issued U.S. patent covering a family of compounds including neratinib, as well as equivalent patents in the EU and Japan, that currently expire in 2019. We also have a license to an issued U.S. patent for the use of neratinib in the treatment of breast cancer, which currently expires in 2025, and an issued U.S. polymorph patent for neratinib, which currently expires in 2028. In jurisdictions which permit such, we will seek patent term extensions where possible for certain of our patents. We plan to pursue additional patents in and outside the United States covering additional therapeutic uses and polymorphs of neratinib from these existing applications. In addition, we will pursue patent protection for any new discoveries or inventions made in the course of our development of neratinib.

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

The intellectual property portfolio that was licensed from Pfizer in 2011 when we licensed neratinib included issued patents in a number of countries, including in Europe (EP 1848414), as well as pending patent applications in several countries, including the United States, relating to methods of treating gefitinib-and/or erlotinib-resistant cancer by administering an irreversible epidermal growth factor receptor inhibitor. More specifically, the patent that was issued in Europe in April 2011 included specific claims that included a pharmaceutical composition for use in treating cancer in a subject with a cancer having a mutation in epidermal growth factor receptor with a T790M mutation. On November 28, 2011, Boehringer Ingelheim International GmbH filed an opposition to this patent asking for this patent to be revoked. The Oral Proceedings of the European Patent Office were held in Munich, Germany on February 4, 2014. The decision of the European Patent Office was to uphold the granted claims of the European patent that relate to the T790M mutation without any modification. This included specific claims that include claims for the pharmaceutical composition comprising an irreversible epidermal growth factor receptor inhibitor for use in treating cancer in a subject having a T790M mutation, and claims for the pharmaceutical composition for use in the treatment of numerous cancers, including lung cancer and non-small cell lung cancer.  In September 2015, we were advised of the issuance by the United States Patent and Trademark Office of a Notice of Allowance for U.S. Patent Application 11/883,474 titled “Method for Treating Gefitinib Resistant Cancer.”

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

In addition, under the amended agreement, annual royalties to be paid on net sales of licensed products were reduced from a tiered royalty rate structure ranging between 10% to 20% to a fixed rate in the low to mid-teens.  The Licensor and the Company have agreed to continue to cooperate to effect the transfer to the Company of certain records, regulatory filings, materials and inventory controlled by the Licensor as promptly as reasonably practicable.

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

Expedited Review and Approval. The FDA has various programs, including fast track designation, priority review, accelerated approval, and breakthrough therapy designation, which are intended to expedite or simplify the process for reviewing drugs and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening diseases or conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, fast track designation is designed to facilitate the development and expedite the review of drugs to treat serious or life-threatening diseases or conditions and which demonstrate the potential to address an unmet medical need. Priority review is designed to give drugs for serious conditions that offer significant improvement in safety or effectiveness an initial review within six months as compared to a standard review time of 10 months. Although fast track designation and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a fast track designated drug and expedite review of the application for a drug designated for priority review. The FDA may also initiate review of sections of an NDA before the application is complete for drugs with fast track designation. This “rolling review” is available if the applicant provides and the FDA approves a schedule for submission of portions of the application. Drugs for serious conditions are also eligible for accelerated approval, which provides an earlier approval of drugs, including fast track products, upon a determination that the product has an effect on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome, or an effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials. Finally, breakthrough therapy designation, which was enacted in FDASIA, is for drugs intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies receive all the benefits of a fast track designation, as well as intensive guidance on efficient drug development and organizational commitment involving senior managers in the FDA. In June 2013, the FDA issued draft guidance on these expedited review and approval programs, providing the first available guidance for industry regarding the FDA’s implementation of the breakthrough therapy designation framework. We may seek to utilize one or more of these expedited programs for our product candidates in the future, but even if we were to obtain fast track designation, priority review, accelerated approval and/or breakthrough therapy designation, there is no guarantee that it would result in a quicker review or approval of our products, if any.

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

Data and market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under section 505(b)(2) of the FDCA by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct, or obtain a right of reference to all of the pre-clinical studies, adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

In the European Economic Area, or EEA, which is comprised of the 28 member states of the EU, or Member States, plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of MAs:

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

As in the United States, it may be possible in foreign countries to obtain a period of market and/or data exclusivity that would have the effect of postponing the entry into the marketplace of a competitor’s generic product. For example, if any of our products receive marketing approval in the EEA, we expect they will benefit from eight years of data exclusivity and 10 years of marketing exclusivity. An additional non-cumulative one-year period of marketing exclusivity is possible if during the data exclusivity period (the first eight years of the 10-year marketing exclusivity period), we obtain an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies. The data exclusivity period begins on the date of the product’s first marketing authorization in the EEA and prevents generics from relying on the marketing authorization holder’s pharmacological, toxicological and clinical data for a period of eight years. After eight years, a generic product application may be submitted and generic companies may rely on the marketing authorization holder’s data. However, a generic cannot launch until two years later (or a total of 10 years after the first marketing authorization in the EU of the innovator product), or three years later (or a total of 11 years after the first marketing authorization in the EU of the innovator product) if the marketing authorization holder obtains marketing authorization for a new indication with significant clinical benefit within the eight-year data exclusivity period. In Japan, our products may be eligible for eight years of data exclusivity. There can be no assurance that we will qualify for such regulatory exclusivity, or that such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies.

When conducting clinical trials in the EU, we must adhere to the provisions of the European Union Clinical Trials Directive and the laws and regulations of the EU Member States implementing them. These provisions require, among other things, that the prior authorization of an Ethics Committee and the competent Member State authority is obtained before commencing the clinical trial.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Manufacturing

We do not currently have our own manufacturing facilities. We intend to continue to use our financial resources to accelerate development of our drug candidates rather than diverting resources to establish our own manufacturing facilities. We intend to meet our pre-clinical and clinical trial manufacturing requirements by establishing relationships with third-party manufacturers and other service providers to perform these services for us. While our drug candidates were being developed by Pfizer, both the drug substance and drug product were manufactured by third-party contractors. We are currently using the same third-party contractors to manufacture, supply, store and distribute drug supplies for our clinical trials.   We believe that we have manufactured sufficient quantities of the drug to support at least the first year of launch in the extended adjuvant breast cancer indication and plan to continue to manufacture the drug in 2016 to further support the commercial launch of the drug.

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

Further, there are new federal requirements under ACA and an increasing number of state laws that require manufacturers to disclose and make reports to the government of any “transfer of value” made or distributed to physicians, teaching hospitals and other healthcare providers. Many of these laws contain ambiguities as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, our future reporting actions could be subject to the penalty provisions of the applicable state and/or federal authorities.

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

Research and Development Expenses

Research and development activities, which include personnel costs, research supplies, clinical and pre-clinical study costs, are the primary source of our overall expenses. Such expenses related to the research and development of our product candidates totaled $208.5 million for the year ended December 31, 2015, $122.9 million for the year ended December 31, 2014 and $45.0 million for the year ended December 31, 2013.

Employees

As of December 31, 2015, we had 156 employees, all of whom are full-time employees. We believe our relations with our employees are good. Over the course of the next year, we anticipate hiring up to 14 additional full-time employees devoted to clinical activities, seven additional full-time employees for the regulatory and quality assurance function, five additional full-time employees for logistics and distribution and one additional full-time employee for general and administrative activities. In addition, we intend to continue to use CROs and third parties to perform our clinical studies and manufacturing.

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

To date, we have generated no product revenues. Until, and unless, we receive approval from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities overseas for one or more of our drug candidates, we cannot market or sell our products and will not have product revenues. Currently, our only drug candidates are neratinib (oral), neratinib (intravenous) and PB357, and none of these products has been approved by the FDA for sale in the United States or by other regulatory authorities for sale outside the United States. Moreover, each of these drug candidates is in clinical development and will require significant time and capital before we can even apply for approval from the FDA. We do not expect to achieve any product revenues for at least the next 12 to 18 months, if ever, and will have to fund all of our operations and capital expenditures from cash on hand, licensing fees and grants, and potentially, future offerings of our securities. We believe that our cash and cash equivalents and marketable securities as of December 31, 2015, are sufficient to fund our operations through 2016 and into 2017. However, changes may occur that would consume our available capital faster than anticipated, including changes in and progress of our development activities, acquisitions of additional drug candidates and changes in regulation. In such situations, we may need to seek additional sources of financing, which may not be available on favorable terms, if at all. If we do not succeed in timely raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of any drug candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of additional equity securities, which will have a dilutive effect on our stockholders.

We have a limited operating history and are not profitable and may never become profitable.

We were formed in April 2007 and were a “shell” company with no specific business plan or purpose until we acquired Former Puma on October 4, 2011. Former Puma was formed in September 2010 and, prior to entering into the license agreement with Pfizer in August 2011, its operations were limited to identifying compounds for in-licensing. As a result, we have a history of operating losses and no meaningful operations upon which to evaluate our business. We expect to incur substantial losses and negative operating cash flow for the foreseeable future as we continue development of our drug candidates, which we do not expect will be commercially available for at least 12 to 18 months, if at all. Even if we succeed in developing and commercializing one or more drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. The successful development and commercialization of any drug candidates will require us to perform a variety of functions, including:

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

We are heavily dependent on the success of neratinib (oral), our lead drug candidate, which is still under clinical development for various indications.   While we intend to file for regulatory approval of neratinib for the extended adjuvant treatment of patients with early stage HER2-positive breast cancer, we cannot be certain that neratinib (oral) will receive regulatory approval for this or any other indication for which we may seek approval.

We currently have no products that are approved for commercial sale, and we may never be able to develop marketable drug products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the development of our lead drug candidate, neratinib (oral), in various indications. Accordingly, our business currently depends heavily on the successful development and regulatory approval of neratinib (oral). The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market neratinib (oral) or any of our drug candidates in the United States until they receive approval of a New Drug Application, or NDA, from the FDA, or in any foreign countries until they receive the requisite approval from such countries. We have not submitted an NDA to the FDA or comparable applications to other foreign regulatory authorities; however, we currently anticipate filing for regulatory approval of neratinib for the extended adjuvant treatment of HER2-positive breast cancer in the United States and Europe in the first quarter and first half of 2016, respectively.  We cannot assure you that we will submit the NDA or comparable foreign application in a timely manner.  Additionally, obtaining approval of an NDA is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of a drug candidate for many reasons, including:

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

We currently have no sales, marketing or distribution capabilities.  If we are unable to establish such capabilities on our own or through third parties, we may not be successful in commercializing neratinib in the extended adjuvant indication or in any other indication if and when it is approved.

We currently have no sales, marketing or distribution capabilities and only a limited number of our employees have experience in marketing or selling pharmaceutical products.  To achieve commercial success for any of our proposed products, if approved, we must either develop a direct sales, marketing and distribution organization or enter into arrangements with third parties to market, sell and distribute such products.  We anticipate filing for regulatory approval of neratinib for the extended adjuvant treatment of HER2-positive breast cancer in the United States and Europe in the first quarter and first half of 2016, respectively.  We are continuing to evaluate potential commercialization options for neratinib in the extended adjuvant setting, including developing a direct sales force, contracting with third parties to provide sales and marketing capabilities, some combination of these two options or other strategic options.  There are risks involved both with establishing our own sales and marketing capabilities and with entering into arrangements with third parties to perform these services. For example, any efforts to develop a direct sales and marketing organization would be subject to numerous risks, including:

●	recruiting and training a sales force is expensive and time consuming and could delay any product launch;
●	our inability to recruit, retain or motivate adequate numbers of effective and qualified sales and marketing personnel;
●	the inability to provide adequate training to sales and marketing personnel;
●	the inability of sales personnel to obtain access to physicians or convince adequate numbers of physicians to prescribe any future products;

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
●	the premature or unnecessary incurrence of significant commercialization expenses if the commercial launch of a product is delayed or does not occur for any reason.

Similarly, if we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability associated with any product revenue may be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our proposed products or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.  Moreover, we may be negatively impacted by other factors outside of our control relating to such third parties, including, but not limited to, their inability to comply with regulatory requirements.  If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our proposed products.

Even if approved, we may not be able to successfully commercialize neratinib for the extended adjuvant treatment of patients with early stage HER2-positive breast cancer, which would have a material adverse impact on our business, results of operations and financial condition.

If approved, our near-term prospects, including our ability to generate revenue, will depend significantly on the successful commercialization of neratinib for the extended adjuvant treatment of patients with early stage HER2-positive breast cancer.  Successful commercialization in this or any other indication for which we receive regulatory approval will depend on a number of factors, including the following:

●	our ability to identify one or more third-party manufacturers that can produce commercial supplies of neratinib at a scale sufficient to meet our anticipated demand and on terms acceptable to us;
●

the ability of our third-party manufacturers to develop, validate and maintain commercially viable manufacturing processes that are compliant with current Good Manufacturing Practice, or cGMP, regulations;

●	our success in educating physicians and patients about the benefits, administration and use of neratinib;
●	achieving and maintaining compliance with all regulatory requirements applicable to neratinib;
●	acceptance of neratinib as safe and effective by patients and the medical community;
●	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
●	our ability to avoid and defend against third-party patent interference or patent infringement claims;
●	our ability to obtain and sustain an adequate level of reimbursement for neratinib by third-party payors;
●

our ability to obtain, maintain, enforce and defend our intellectual property rights relating to neratinib and to comply with our obligations under, and otherwise maintain, our intellectual property license with Pfizer; and

●	a continued acceptable safety profile of neratinib following approval.

If we are not successful in commercializing neratinib for the extended adjuvant treatment of patients with early stage HER2-positive breast cancer, or are significantly delayed in doing so, our business will be materially harmed.

Clinical trials are very expensive, time-consuming and difficult to design and implement.

Although we anticipate submitting an NDA for regulatory approval for neratinib for the extended adjuvant treatment of patients with early stage HER2-positive breast cancer in the United States in the first quarter of 2016, our other drug candidates are still in development and will require extensive clinical testing before we can submit an NDA for regulatory approval. We cannot predict with any certainty that such NDA or any NDA submitted by us will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our drug candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The results of pre-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials.  Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be successful.

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

We cannot assure you that our Phase III clinical trial will succeed, or that the SPA will ultimately be binding on the FDA or will result in any FDA approval for PB272. The trial is expected to enroll approximately 600 patients. We expect that the FDA will review our compliance with the SPA, evaluate the results of the clinical trials and conduct inspections of some of the approximately 250 sites in North America, Europe and Asia-Pacific where the clinical trials will be conducted. We cannot assure you that each of the clinical trial sites will pass such FDA inspections, and negative inspection results could significantly delay or prevent any potential approval for PB272. If the FDA revokes or alters its agreement under the SPA, or interprets the data collected from the clinical trial differently than we do, the FDA may deem the data insufficient to support regulatory approval, which could materially adversely affect our business, financial condition and results of operations.

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

Additionally if one or more of our drug candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approvals of such product;
●	regulatory authorities may require additional warnings on the label;
●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
●	we could be sued and held liable for harm caused to patients; and
●	our reputation may suffer.

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

We will rely exclusively on third parties to formulate and manufacture our drug candidates. The commercialization of any of our drug candidates, if approved, could be stopped, delayed or made less profitable if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own drug candidates. While our drug candidates were being developed by Pfizer, both the drug substance and drug product were manufactured by third-party contractors. We are using the same third-party contractors to manufacture, supply, store and distribute drug supplies for our clinical trials. If we are unable to continue our relationships with one or more of these third-party contractors, we could experience delays in our development efforts as we locate and qualify new manufacturers. We anticipate filing for regulatory approval of PB272 for the extended adjuvant treatment of HER2-positive breast cancer in the United States and Europe in the first quarter and first half of 2016, respectively.  If approved for this indication or if any of our other drug candidates receive regulatory approval, we will need to develop commercial manufacturing abilities.  We intend to rely on one or more third-party contractors to manufacture the commercial supply of our drugs.  Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

The ACA also requires adults not covered by employer or government-sponsored insurance plans to maintain health insurance coverage or pay a penalty, a provision commonly referred to as the individual mandate. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or ATRA, which, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We cannot predict all of the ways in which future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

As of December 31, 2015, we had 156 employees, including our Chief Executive Officer and President. Our future success depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled scientific, technical, marketing, managerial and financial personnel. Although we will seek to hire and retain qualified personnel with experience and abilities commensurate with our needs, there is no assurance that we will succeed despite their collective efforts. Competition for personnel is intense, and any failure to attract and retain the necessary technical, marketing, managerial and financial personnel would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our common stock has been listed on the New York Stock Exchange, or NYSE, since October 19, 2012. Prior to October 2012, shares of our common stock had been quoted for trading on the OTC Bulletin Board and OTCQB Market in limited volumes. We cannot predict the extent to which investor interest in our company will be sufficient to maintain an active trading market on the NYSE or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of December 31, 2015, we had 32,466,842 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated entities, collectively owned or controlled approximately 77.2% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is a less active trading market, holders of our common stock may have difficulty selling their shares.

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
●

The stock market in general, and market prices for the securities of biotechnology companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

We and certain of our executive officers have been named as defendants in a purported securities class action lawsuit, which could cause us to incur substantial costs and divert management's attention, financial resources and other company assets.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years.  On June 3, 2015, we and certain of our executive officers were named as defendants in a purported securities class action lawsuit.  The amended complaint, filed on October 16, 2015, on behalf of all persons who purchased our securities between July 22, 2014 and May 29, 2015, generally alleges that we and such executive officers made false and/or misleading statements and failed to disclose material adverse facts about our business, operations, prospects and performance. This lawsuit and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve, and will divert our management's attention and financial and other resources. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of this and other suits, and we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.  See Item 3. “Legal Proceedings” below for additional information regarding the class action.

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

We lease approximately 25,700 square feet of office space in the building located at 10880 Wilshire Boulevard, Los Angeles, California for use as our corporate headquarters. This lease commenced in December 2011 and over time has been amended to add rentable square footage.  In July 2015, we amended this lease to expand the leased space by approximately 26,000 square feet.  The lease of the additional office space is expected to commence on or about April 1, 2016.  The lease terminates in March 2026, with an option to extend for an additional five-year term.  We also lease approximately 9,600 square feet of office space in the building located at 701 Gateway Blvd, South San Francisco, California. The lease for the South San Francisco facility commenced in October 2012. In May 2014, the lease was amended to include approximately an additional 7,100 square feet of office space.  In July 2015, we amended this office lease to expand the leased spaced by approximately 13,000 square feet.  The lease is expected to commence on or about April 1, 2016.   The lease will terminate around March 2026, with an option to extend for an additional five-year term.  We believe that our existing office space, along with the additional office space in South San Francisco, is adequate to meet current and anticipated future requirements and that additional or substitute space will be available as needed to accommodate any expansions that our operations require.

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

Eshelman vs. Puma Biotechnology, Inc., et. al.

On February 2, 2016, Fredric N. Eshelman filed a lawsuit against our Chief Executive Officer and President, Alan H. Auerbach, and us in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D).  The complaint generally alleges that Mr. Auerbach and we made defamatory statements regarding Dr. Eshelman in connection with a proxy contest.  Dr. Eshelman seeks compensatory and punitive damages and expenses and costs, including attorneys’ fees.  We intend to vigorously defend this matter.

The pending proceedings described in this section involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is listed on the New York Stock Exchange, or the NYSE.  The high and low sales prices of our common stock on the NYSE are set forth below for the periods indicated:

2015	High	Low
First quarter	$252.92	$183.50
Second quarter	244.90	112.32
Third quarter	119.36	70.39
Fourth quarter	94.93	56.11

2014	High	Low
First quarter	$143.65	$97.31
Second quarter	118.22	53.63
Third quarter	279.37	57.25
Fourth quarter	255.43	181.60

On February 24, 2016, the last reported sale price for our common stock on the NYSE was $45.09 per share.

Record Holders

On February 19, 2016, we had 24 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.  We believe approximately 8,940 additional owners held our common stock in “Street Name” as of that date.

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

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during fiscal year 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) made any purchases of our equity securities during the fourth quarter of 2015.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report and with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Consolidated Statements of Operations data and Other Financial data for the years ended December 31, 2015, 2014 and 2013, and the Consolidated Balance Sheet data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The Consolidated Statement of Operations data and Other Financial data for the year ended December 31, 2012 and 2011, and the Consolidated Balance Sheet data as of December 31, 2013, 2012 and 2011, have been derived from our audited consolidated financial statements not included herein. Historical results are not necessarily indicative of the results to be expected in the future, and the results for the years presented should not be considered indicative of our future results of operations.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except share and per share data)
Statement of Operations Data:
Expenses:
General and administrative	$31.8	$19.4	$9.8	$24.8	$9.3
Research and development	208.5	122.9	45.0	49.6	0.8
Operating loss	(240.3)	(142.3)	(54.8)	(74.4)	(10.1)
Interest income	1.0	0.3	0.2	0.1	—
Other income	—	—	—	—	(0.1)
Totals	1.0	0.3	0.2	0.1	(0.1)
Net loss	(239.3)	(142.0)	(54.6)	(74.3)	(10.2)
Net loss attributable to common stock	(239.3)	(142.0)	(54.6)	(74.3)	(10.2)
Net loss per common share—basic and diluted	(7.45)	(4.73)	(1.90)	(3.42)	(1.32)
Weighted-average common shares outstanding—basic and diluted	32,126,094	30,010,979	28,696,573	21,725,986	7,746,529

	As of December 31,
	2015	2014	2013	2012	2011
	(in millions)
Balance Sheet Data:
Total assets	$239.8	$162.8	$104.4	$151.7	$55.4
Total liabilities	33.8	45.7	20.4	22.8	1.0
Total stockholders' equity	206.0	117.0	84.0	128.9	54.4

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in millions)
Other Financial Data:
Net cash used in operating activities	$(154.5)	$(77.2)	$(55.0)	$(44.0)	$(1.8)
Net cash used in investing activities	(85.9)	(63.3)	(41.5)	(1.2)	(1.7)
Net cash provided by financing activities	233.4	136.0	2.2	129.3	57.0

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company with a focus on the development and commercialization of innovative products to enhance cancer care. We in-license the global development and commercialization rights to three drug candidates—PB272 (neratinib (oral)), PB272 (neratinib (intravenous)) and PB357.  Neratinib is a potent irreversible tyrosine kinase inhibitor, or TKI, that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4.   Currently, we are primarily focused on the development of the oral version of neratinib, and our most advanced drug candidates are directed at the treatment of HER2-positive breast cancer.  We believe neratinib has clinical application in the treatment of several other cancers as well, including non-small cell lung cancer and other tumor types that over-express or have a mutation in HER2.  Our efforts and resources to date have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. We have had no product sales to date and we will have no product sales until we receive approval from the United States Food and Drug Administration, or FDA, or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to receive approval of a product candidate until approximately 2017.

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

The license agreement for PB272 established a limit for our expenses related to the Pfizer-initiated clinical trials for PB272 that were ongoing at the time of the agreement. This capped our “out-of-pocket” costs incurred in conducting these existing trials beginning January 1, 2012. We reached the cost cap during the fourth quarter of 2012, which resulted in a reduction of our Research and Development, or R&D, expenses for the fourth quarter of 2012 and for the year ended December 31, 2013.  In July 2014 the Company signed an amendment to the license agreement with the Licensor whereby the Company would be responsible for the expenses incurred or accrued in conducting the ongoing legacy clinical trials after December 31, 2013. Additionally, our expenses to date have been related to hiring staff, commencing company-sponsored clinical trials and the build out of our corporate infrastructure. As we proceed with clinical development of PB272 (neratinib (oral)), and as we further develop PB272 (neratinib (intravenous)), and PB357, our second and third product candidates, respectively, we expect our R&D expenses and expenses related to our third-party contractors will continue to increase.

We recently completed a Phase III clinical trial of neratinib for the extended adjuvant treatment of women with early stage HER2-positive breast cancer, which we refer to as the ExteNET trial.  Based on the results from the ExteNET trial, we expect to file for regulatory approval of neratinib in the extended adjuvant setting in the United States in the first quarter of 2016 and in the European Union in the first half of 2016.  We are continuing to evaluate potential commercialization options for neratinib in this indication, including developing a direct sales force, contracting with third parties to provide sales and marketing capabilities, some combination of these two options or other strategic options.  Additionally, we believe we currently have sufficient inventory on hand to support at least the first year of commercialization in the extended adjuvant setting and will continue to monitor and evaluate our third party manufacturers’ ability to provide commercial supply of the product.  We expect that our expenses will continue to increase as we continue to evaluate our options with regard to commercialization efforts.

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

R&D expenses include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for manufacturing of clinical materials and clinical trials. During the years ended December 31, 2015, 2014 and 2013, our R&D expenses consisted primarily of clinical research organization, or CRO fees; fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our R&D costs as they are incurred.

Results of Operations

The following summarizes our results of operations for the years ended December 31, 2015, 2014 and 2013.

General and administration expenses:

General and administrative expenses				Annual percentage change
(in thousands)	2015	2014	2013	2015/2014	2014/2013
Payroll and related costs	$4,226	$3,323	$2,614	27.2%	27.1%
Professional fees and expenses	5,522	3,304	2,352	67.1%	40.5%
Facility and equipment costs	2,376	1,754	423	35.5%	314.7%
Employee stock-based compensation expense	17,166	9,154	2,331	87.5%	292.7%
Other	2,518	1,823	2,067	38.1%	(11.8%)
	$31,808	$19,358	$9,787	64.3%	97.8%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Total G&A expenses increased approximately 64.3% to $31.8 million for the year ended December 31, 2015 from $19.4 million for the year ended December 31, 2014. Approximately $8.0 million of this increase, or 64.4% of the total increase, is related to an increase in stock-based compensation expense, attributable to our increased headcount and additional incentive awards to existing employees.  The remaining approximately $4.4 million increase in G&A expense for the year ended December 31, 2015 compared to the same period in 2014 was primarily attributable to:

●

An approximately $2.2 million increase in professional fees and expenses, which consist primarily of legal, auditing, consulting and investor relations fees.  Included in this expense is approximately $0.3 million in consulting expense for our pre-commercialization efforts.  We expect professional fees and expenses to increase as we continue to defend against the pending class action and defamation lawsuits filed against us and as we continue to implement compliance measures related to the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley.

●

An approximately $0.9 million increase in payroll and related costs as administrative headcount increased from 15 to 18 to support corporate growth and to prepare for the filing of a New Drug Application, or NDA, with the FDA and a Marketing Authorization Application with the EMA, which we anticipate will occur in the first quarter and first half of 2016, respectively.

●

An approximately $0.6 million increase in facility and equipment costs.  As described in Note 9 – Commitments and Contingencies to our consolidated financial statements included in this report, we amended two of our office leases and beginning in April 2016 we expect our facility and equipment costs will increase pursuant to the terms of those amended leases.

●	An approximately $0.7 million increase in other expenses primarily attributable to supporting our corporate growth.

In addition to the above items, we expect G&A expense will continue to increase as we continue to evaluate our options with regard to commercialization efforts.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Total G&A expenses increased approximately 97.8% to $19.4 million for the year ended December 31, 2014 from $9.8 million for the year ended December 31, 2013. Approximately $6.9 million of this increase, or 71.9% of the total increase, is related to an increase in stock-based compensation expense, attributable to our increased headcount and additional incentive awards to existing employees.  The remaining approximately $2.7 million increase in G&A expense for the year ended December 31, 2014 compared to the same period in 2013 was primarily attributable to:

●	An approximately $1.3 million increase in overall facility costs primarily due to additional leased office space to support corporate growth.
●

An approximately $0.9 million increase in professional fees and expenses primarily in support of meeting the requirements of becoming a large accelerated filer under the Exchange Act and the Sarbanes-Oxley Act.

●	An approximately $0.7 million increase in payroll and related costs as administrative headcount increased from 12 to 15 to support overall corporate growth.
●	An approximately $0.2 million decrease in other expenses.

Research and development expenses:

Research and development expenses				Annual percentage change
(in thousands)	2015	2014	2013	2015/2014	2014/2013
Clinical trial expense	$86,748	$63,856	$23,718	35.8%	169.2%
Consultants and contractors	11,203	5,262	2,857	112.9%	84.2%
Internal clinical development	22,447	15,397	6,963	45.8%	121.1%
Internal regulatory affairs and quality assurance	9,078	7,489	5,691	21.2%	31.6%
Internal chemical manufacturing	1,228	916	629	34.1%	45.6%
Employee stock-based compensation	77,768	29,997	5,188	159.3%	478.2%
	$208,472	$122,917	$45,046	69.6%	172.9%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

For the year ended December 31, 2015, R&D expenses increased approximately $85.6 million compared to the same period in 2014. Approximately $47.8 million of this increase, or 55.8% of the total increase, is related to an increase in stock-based compensation expense, attributable to our increased headcount and additional incentive awards to existing employees.  The remaining approximately $37.8 million increase in R&D expense for the year ended December 31, 2015 compared to the same period in 2014 was primarily attributable to:

●

An approximately $22.9 million increase in clinical trial expenses as a result of an increase of approximately $9.4 million for Clinical Research Organizations, or CRO, professional fees and pass-through costs and approximately $13.5 million for clinical and pre-clinical services which includes drug manufacturing and supply as well as outside clinical services.

●

An approximately $9.0 million increase for internal clinical development, internal regulatory affairs and quality assurance, and internal chemical manufacturing.  This increase represents an increase in full-time R&D headcount to 138 from 105 for the year ended December 31, 2015, compared to the same period in 2014.  We expect internal R&D expenses to continue to increase in 2016 to support the filing of an NDA with the FDA and a Marketing Authorization Application with the European Medicines Agency.

●

An approximately $5.9 million increase in consultants and contractors related expenses due to increased activity in our clinical trials and in preparation of filing an NDA with the FDA, which we anticipate will occur in the first quarter of 2016.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

For the year ended December 31, 2014, R&D expenses increased approximately $77.9 million compared to the same period in 2013. Approximately $24.8 million of this increase, or 31.8% of the total increase, is related to an increase in stock-based compensation expense, attributable to our increased headcount and additional incentive awards to existing employees.  The remaining approximately $53.1 million increase in R&D expense for the year ended December 31, 2014 compared to the same period in 2013 was primarily attributable to:

●

An approximately $40.2 million increase in clinical trial expenses as a result of an increase of approximately $32.2 million increase in costs associated with outside CRO/Licensor services and outside other clinical development due to assuming responsibility, effective January 1, 2014, for expenses related to the on-going legacy clinical trials that we assumed from the Licensor and approximately $8.0 million for clinical and pre-clinical services which includes drug manufacturing and supply as well as outside clinical services.

●

An approximately $10.5 million increase for internal clinical development, internal regulatory affairs and quality assurance, and internal chemical manufacturing.  This increase represents an increase in full-time R&D headcount to 105 from 60 for the year ended December 31, 2014, compared to the same period in 2013.

●	An approximately $2.4 million increase in consultants and contractors related expenses due to increased activity in our clinical trials.

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

Interest income:

For the year ended December 31, 2015, we recognized approximately $1.0 million in interest income compared to approximately $0.3 million and $0.2 million of interest income for the years ended December 31, 2014 and 2013, respectively. The increase in interest income reflects excess cash invested in money market accounts, marketable securities and “high yield” savings accounts for a full year and cash invested from a public offering of our common stock completed in January 2015 (see Note 6 in the accompanying notes to consolidated financial statements).

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

For the year ended December 31, 2015, stock-based compensation represented approximately 39.5% of our loss from operations, compared to 27.5% and 13.7% for 2014 and 2013, respectively. This cost is related to our employee hiring practice and the fair market value of the stock option grants on the day granted.

Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Loss and GAAP Net Loss Per Share to Non-GAAP Adjusted Net Loss Per Share

(in thousands except share and per share data)

	Years Ended December 31,
	2015	2014	2013

GAAP net loss	$(239,284)	$(141,965)	$(54,659)
Adjustments:
Stock-based compensation -
General and administrative	17,166	9,154	2,331	(1)
Research and development	77,768	29,997	5,188	(2)
Non-GAAP adjusted net loss	$(144,350)	$(102,814)	$(47,140)

GAAP net loss per share - basic and diluted	$(7.45)	$(4.73)	$(1.90)
Adjustment to net loss (as detailed above)	2.96	1.30	0.26
Non-GAAP adjusted net loss per share	$(4.49)	$(3.43)	$(1.64)	(3)

(1) To reflect a non-cash charge to operating expense for General and Administrative Stock-based compensation.
(2) To reflect a non-cash charge to operating expense for Research and Development Stock-based compensation.

(3) Non-GAAP adjusted net loss per share was calculated based on 32,126,094, 30,010,979, and 28,696,573 weighted average common shares outstanding for the years ended December 31, 2015, 2014, and 2013, respectively.

Liquidity and Capital Resources

Operating Activities

We reported net losses of approximately $239.3 million, $142.0 million, and $54.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. We also reported negative cash flows from operating activities of approximately $154.5 million, $77.2 million and $55.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Net cash used in operating activities for the year ended December 31, 2015, includes a net loss of $239.3 million adjusted for non-cash items of approximately $94.9 million for stock option expense, build-out allowance of $0.2 million and $0.8 million for depreciation and amortization of property and equipment. Further changes in cash flows from operations include a decrease in accounts payable and accrued expenses of approximately $12.0 million, a decrease of $1.8 million in Licensor receivables, and an increase in prepaid expenses and other assets of approximately $1.0 million. The decrease in accrued expenses reflects a payment of approximately $16.4 million for employee payroll taxes withheld related to the exercise of employee stock options during December 2014, paid in January 2015. The increase in prepaid expenses and other assets reflects up-front payments made to various CROs for company-initiated clinical trials, for various insurance policies and the comparator inventory.

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

Investing Activities

Net cash used in investing activities was approximately $85.9 million for the year ended December 31, 2015. A significant portion of this is comprised of cash used for the purchase of available-for-sale securities of approximately $214.8 million offset by the sale and maturity of available-for-sale securities of $133.2 million. Additionally, approximately $3.1 million of net cash used in investing activities was transferred to restricted cash to secure a standby letter of credit for the additional office leases and approximately $1.2 million was used for leasehold improvements and the purchase of property and equipment to support corporate growth.

Net cash used in investing activities was approximately $63.3 million for the year ended December 31, 2014. A significant portion of this is comprised of cash used for the purchase of available-for-sale securities of approximately $132.3 million offset by the sale and maturity of available-for-sale securities of $70.3 million. Additionally, approximately $1.3 million of cash used in investing activities was used for leasehold improvements and the purchase of property and equipment to support corporate growth.

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

Financing Activities

January 2015 Common Stock Offering. On January 27, 2015, we completed an underwritten public offering of 1,150,000 shares of our common stock (including an additional 150,000 shares of our common stock issued and sold pursuant to the underwriters’ option to purchase additional shares) at a price of $190.00 per share, less the underwriting discount. The net proceeds received by us were approximately $205.1 million after deducting the underwriting discount and estimated offering expenses payable by us.

In addition, during the year ended December 31, 2015, $28.2 million was received for employee stock options exercised during 2015.

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

Current and Future Financing Needs

We have incurred negative cash flows from operations since we started our business, and we do not expect to achieve any product revenues for at least the next 12 to 18 months, if ever. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our R&D efforts and the commencement of commercialization efforts. Given the current and desired pace of clinical development of our product candidates, over the next 12 months we estimate that our R&D spending will be approximately $140 million to $150 million, excluding stock-based compensation.

Additionally, we expect increased G&A expenses as we  continue to evaluate our options with regard to commercialization efforts.

We believe that our cash and cash equivalents and marketable securities as of December 31, 2015, are sufficient to fund our operations through 2016 and into 2017. However, changes may occur that would consume our available capital faster than anticipated, including changes in and progress of our development activities, the impact of commercialization efforts, acquisitions of additional drug candidates and changes in regulation. We expect to continue incurring significant losses for the foreseeable future and our continuing operations will depend on whether we are able to raise additional funds through additional equity or debt financing or entering into a strategic alliance with a third party concerning one or more of our product candidates. Through December 31, 2015, a significant portion of our financing has been through public offerings and private placements of our equity securities. We will continue to fund operations from cash on hand and marketable securities and through the similar sources of capital previously described. We can give no assurances that any additional capital raised will be sufficient to meet our needs. Further, in light of current economic conditions, including the lack of access to the capital markets being experienced by small companies, particularly in our industry, there can be no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future, we may be forced to delay or discontinue the development of one or more of our product candidates and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

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

The following table represents our contractual obligations as of December 31, 2015, aggregated by type (in thousands):

	Payments due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating Lease Obligations	$43,847	$2,175	$8,073	$8,565	$25,034
Total	$43,847	$2,175	$8,073	$8,565	$25,034

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

The Company assesses the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been an impairment by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through December 31, 2015.

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

Research and Development Reimbursement:

The licensing agreement set a “cap” on the amount of external expenses we would incur, beginning January 1, 2012, in completing the clinical trials transferred from the Licensor to the Company. The license agreement originally stipulated that the Licensor would be responsible for all external expenses associated with the transferred clinical trials and that we would invoice for such costs on a quarterly basis. The Licensor had 60 days to review the invoice and supporting documentation.  All amounts reimbursed from the Licensor represent charges for services provided by third parties and not by us. Accordingly, we have elected to treat the reimbursed costs as a “pass-through” expense billable to the Licensor and as an offset to our R&D expenses. Therefore, our R&D expenses are recorded net of any excess cap costs billed to the Licensor. We recognized approximately $16.4 million of excess cap cost billings in the year ended December 31, 2013.

The license agreement was amended in July 2014 and made the Company solely responsible for the expenses incurred or accrued in conducting the ongoing legacy clinical trials after December 31, 2013.  Pursuant to the amendment to the original license agreement, no reduction in the expenses related to the licensor legacy clinical trials that were in excess of the cap on such expenses set forth in the license agreement was recorded in the years ended December 31, 2015 and 2014.

Stock-Based Compensation:

Stock option awards:

Accounting Standards Codification 718, Compensation-Stock Compensation, or ASC 718, requires the fair value of all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. Under ASC 718, employee option grants are generally valued at the grant date and those valuations do not change once they have been established. The determination of the fair value using the Black-Scholes Option Pricing Method is affected by our stock price as well as a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. As allowed by ASC 718 for companies with a short period of publicly traded stock history, our estimate of expected volatility is based on the average expected volatilities of a sampling of six companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage. The six companies are reviewed quarterly as the volatility has the greatest impact on the calculation. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. Option forfeitures are calculated when the option is granted to reduce the option expense to be recognized over the life of the award and updated upon receipt of further information as to the amount of options expected to be forfeited. The option expense is “trued-up” upon the actual forfeiture of a stock option grant.  Due to our limited history, we use the simplified method to determine the expected life of the option grants.

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

The primary objective of our investing activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalents and available-for-sale investments in a variety of securities, which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes because of the relatively short maturities of our investments and we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We manage our sensitivity to these risks by maintaining investments grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of December 31, 2015, our investments consisted primarily of U.S. government and agency obligations, commercial paper and corporate obligations. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or 10% decrease in interest rates due mainly to the short-term nature of our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Additionally, we do not invest in foreign currencies or other foreign investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer have concluded that these disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework - 2013 (COSO 2013 framework). Based on this evaluation and criteria, our management concluded that as of December 31, 2015, our internal control over financial reporting was effective at the reasonable assurance level.

Our internal control over financial reporting as of December 31, 2015 has been audited by PKF, Certified Public Accountants, A Professional Corporation, our independent registered public accounting firm, as stated in their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

ITEM 9B.	OTHER INFORMATION

Not applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our 2016 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our 2016 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our 2016 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our 2016 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our 2016 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.

Consolidated Financial Statement Schedules

(a) Documents Filed as Part of Report

(1) Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm	F-2
•	Consolidated Balance Sheets at December 31, 2015 and 2014	F-3
•	Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013	F-4
•	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2015, 2014 and 2013	F-5
•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013	F-6
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	F-7
•	Notes to Consolidated Financial Statements	F-8

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2016.

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

Signature	Title	Date
/s/ Alan H. Auerbach Alan H. Auerbach	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2016
/s/ Charles R. Eyler Charles R. Eyler	Senior Vice President, Finance and Administration and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2016
/s/ Jay M. Moyes Jay M. Moyes	Director	February 29, 2016
/s/ Adrian M. Senderowicz Adrian M. Senderowicz	Director	February 29, 2016
/s/ Troy E. Wilson Troy E. Wilson	Director	February 29, 2016
/s/ Frank Zavrl Frank Zavrl	Director	February 29, 2016

EXHIBIT INDEX

	Exhibit	Incorporation by Reference
	No.	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated September 29, 2011, by and among Innovative Acquisitions Corp., IAC Merger Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, and Puma Biotechnology, Inc., a Delaware corporation	8-K	2.1	10/4/2011

3.1	Certificate of Merger relating to the merger of IAC Merger Corporation with and into Puma Biotechnology, Inc., filed with the Secretary of State of Delaware on October 4, 2011	8-K	3.1	10/11/2011

3.2	Certificate of Ownership and Merger relating to the merger of Puma Biotechnology, Inc. with and into Innovative Acquisitions Corp., filed with the Secretary of State of the State of Delaware on October 4, 2011	8-K	3.2	10/11/2011

3.3	Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 14, 2011	DEF 14C	Appendix 1	10/24/2011

3.4	Amended and Restated Bylaws of Puma Biotechnology, Inc.	8-K	3.1	2/16/2016

4.1	Form of Common Stock Certificate	S-1/A	4.1	2/1/2012

4.2#	Warrant to Purchase Shares of Common Stock of Puma Biotechnology, Inc., dated October 4, 2011, issued to Alan H. Auerbach	8-K	4.2	10/11/2011

10.1(a)*	License Agreement, dated August 18, 2011, by and between the Company, as successor to Puma Biotechnology, Inc., and Pfizer Inc.	8-K/A	10.1	12/16/2011

10.1(b)*	Amendment No. 1 to License Agreement dated July 18, 2014, between the Company and Pfizer, Inc.	10-Q	10.1	11/10/2014

10.2(a)#	Puma Biotechnology, Inc. 2011 Incentive Award Plan	8-K	10.4	10/11/2011

10.2(b)#	First Amendment to Puma Biotechnology, Inc. 2011 Incentive Award Plan	DEF 14A	Appendix A	6/4/2014

10.2(c)#	Second Amendment to Puma Biotechnology, Inc. 2011 Incentive Award Plan	10-Q	10.1	8/10/2015

10.2(d)#	Form of Stock Option Grant Notice and Stock Option Agreement, issued pursuant to the 2011 Incentive Award Plan	10-K	10.5	3/29/2012

10.2(e)#	Form of Chief Executive Officer Stock Option Grant Notice and Stock Option Agreement, issued pursuant to the 2011 Incentive Award Plan	10-K	10.6	3/29/2012

10.2(f)#	Form of Performance Share Award Agreement, issued pursuant to the 2011 Incentive Award Plan	10-K	10.2(d)	3/3/2014

10.3(a)	Registration Rights Agreement, dated October 4, 2011, by and among Puma, the investors listed on Exhibit A attached thereto and the Company	8-K/A	10.5	12/16/2011

10.3(b)	Amendment No. 1 to Registration Rights Agreement	8-K	10.2	11/23/2011

10.4#	Letter Agreement, dated October 21, 2011, between the Company and Charles Eyler	8-K	10.2	10/27/2011

	Exhibit	Incorporation by Reference
	No.	Form	Exhibit	Filing Date

10.5(a)	Office Lease by and between the Company and CA – 10880 Wilshire Limited Partnership, executed on December 7, 2011	8-K	10.1	12/13/2011

10.5(b)	First Amendment to the Office Lease, dated as of November 28, 2012, by and between the Company and CA – 10880 Wilshire Limited Partnership	10-K	10.13(B)	4/1/2013

10.5(c)	Second Amendment to the Office Lease, dated as of December 3, 2013, by and between the Company and CA – 10880 Wilshire Limited Partnership	10-K	10.6(c)	3/3/2014

10.5(d)	Third Amendment to the Office Lease, dated as of March 18, 2014, by and between the Company and CA – 10880 Wilshire Limited Partnership	10-K	10.5(d)	3/2/2015

10.5(e)	Fourth Amendment to the Office Lease, dated as of July 31, 2015, by and between the Company and CA – 10880 Wilshire Limited Partnership	10-Q	10.1	11/9/2015

10.6#	Employment Agreement, dated January 19, 2012, by and between the Company and Alan H. Auerbach	8-K	10.1	1/24/2012

10.7(a)	Office Lease by and between DWF III Gateway, LLC and the Company, executed June 7, 2012	8-K	10.1	6/13/2012

10.7(b)	First Amendment to Lease, dated as of May 19, 2014, by and between DWF III Gateway, LLC and Puma Biotechnology, Inc.	8-K	10.1	5/23/2014

10.7(c)	Second Amendment to Lease, dated as of June 10, 2014, by and between DWF III Gateway, LLC and Puma Biotechnology, Inc.	10-Q	10.2	8/10/2015

10.7(d)	Third Amendment to Lease, dated as of July 21, 2015, by and between PR 701 Gateway, LLC (as successor in interest to DWF III Gateway, LLC) and the Company	10-Q	10.2	11/9/2015

10.8#	Letter Agreement, dated May 2, 2012, between the Company and Richard P. Bryce	8-K	10.1	6/26/2012

10.9#	Form of Indemnification Agreement	S-1/A	10.17	10/15/2012

10.10+#	Non-Employee Director Compensation Program

10.11#	Letter Agreement, dated August 21, 2015, between the Company and Steven Lo	10-Q	10.3	11/9/2015

21.1+	Subsidiaries

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on signature page)

31.1+	Certification of Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit	Incorporation by Reference
	No.	Form	Exhibit	Filing Date
32.1++	Certification of Principal Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Principal Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Linkbase Document

+	File herewith.

++	Furnished herewith.

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement.

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Puma Biotechnology, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Puma Biotechnology, Inc. and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years ended 2015, 2014, and 2013. We also have audited Puma Biotechnology, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Puma Biotechnology Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Puma Biotechnology, Inc. and Subsidiary as of December 31, 2015 and 2014, and the results of its operations, comprehensive loss, changes in stockholders’ equity and its cash flows for each of the three years ended 2015, 2014, and 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Puma Biotechnology, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ PKF
San Diego, California	PKF
February 29, 2016	Certified Public Accountants A Professional Corporation

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$31,569	$38,539
Marketable securities	184,320	102,788
Licensor receivable	—	1,760
Prepaid expenses and other, current	7,660	6,292
Total current assets	223,549	149,379
Property and equipment, net	2,383	2,157
Prepaid expenses and other, long-term	9,597	10,007
Restricted cash	4,313	1,215
Total assets	$239,842	$162,758
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,803	$14,997
Accrued expenses	14,639	29,444
Total current liabilities	32,442	44,441
Deferred rent	1,393	1,269
Total liabilities	33,835	45,710
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock - $.0001 par value; 100,000,000 shares authorized; 32,466,842 issued and outstanding at December 31, 2015, and 30,548,309 issued and outstanding at December 31, 2014	3	3
Additional paid-in capital	726,651	399,191
Receivables from the exercise of options	—	(835)
Accumulated other comprehensive loss	(147)	(95)
Accumulated deficit	(520,500)	(281,216)
Total stockholders' equity	206,007	117,048
Total liabilities and stockholders' equity	$239,842	$162,758

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Years Ended December 31,
	2015	2014	2013
Operating expenses:
General and administrative	$31,808	$19,358	$9,787
Research and development	208,472	122,917	45,046
Totals	240,280	142,275	54,833
Loss from operations	(240,280)	(142,275)	(54,833)
Other income (expenses):
Interest income	971	324	172
Other income (expense)	25	(14)	2
Totals	996	310	174
Net loss	$(239,284)	$(141,965)	$(54,659)
Net loss applicable to common stock	$(239,284)	$(141,965)	$(54,659)
Net loss per common share—basic and diluted	$(7.45)	$(4.73)	$(1.90)
Weighted-average common shares outstanding—basic and diluted	32,126,094	30,010,979	28,696,573

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net loss	$(239,284)	$(141,965)	$(54,659)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	(52)	(98)	3
Comprehensive loss	$(239,336)	$(142,063)	$(54,656)

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

				Receivables	Accumulated
			Additional	from the	Other
	Common Stock		Paid-in	Exercise of	Comprehensive	Accumulated
	Shares	Amount	Capital	Options	Income (Loss)	Deficit	Total
Balance at December 31, 2012	28,676,666	3	213,498	—	—	(84,592)	128,909
Stock option compensation	—	—	7,519	—	—	—	7,519
Exercises of stock options	314,623	—	2,215	—	—	—	2,215
Unrealized gain on available for sale securities	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	(54,659)	(54,659)
Balance at December 31, 2013	28,991,289	3	223,232	—	3	(139,251)	83,987
Stock option compensation	—	—	39,151	—	—	—	39,151
Exercises of stock options	430,490	—	7,368	(835)	—	—	6,533
Issuance of shares of common stock through equity placement at $122.50 per share, net of issuance costs	1,126,530	—	129,440	—	—	—	129,440
Unrealized loss on available for sale securities	—	—	—	—	(98)	—	(98)
Net loss	—	—	—	—	—	(141,965)	(141,965)
Balance at December 31, 2014	30,548,309	3	399,191	(835)	(95)	(281,216)	117,048
Stock-based compensation	—	—	94,934	—	—	—	94,934
Exercises of stock options	757,038	—	27,393	835	—	—	28,228
Issuance of performance shares	11,495	—	—	—	—	—	—
Issuance of shares of common stock through equity placement at $190.00 per share, net of issuance costs	1,150,000	—	205,133	—	—	—	205,133
Unrealized gain on available for sale securities	—	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	—	(239,284)	(239,284)
Balance at December 31, 2015	32,466,842	$3	$726,651	$-	$(147)	$(520,500)	$206,007

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities:
Net loss	$(239,284)	$(141,965)	$(54,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	776	627	423
Build-out allowance received from landlord	179	192	—
Stock option expense	94,934	39,151	7,519
Changes in operating assets and liabilities:
Licensor receivable	1,760	8,053	799
Prepaid expenses and other	(958)	(8,584)	(6,727)
Accounts payable	2,806	4,305	10,210
Accrued expenses	(14,805)	20,865	(12,640)
Accrual of deferred rent	124	153	27
Net cash used in operating activities	(154,468)	(77,203)	(55,048)
Investing activities:
Purchase of property and equipment	(1,002)	(1,100)	(624)
Expenditures for leasehold improvements	(179)	(192)	(4)
Restricted cash	(3,098)	(1)	(2)
Purchase of available-for-sale securities	(214,806)	(132,259)	(49,347)
Sale/maturity of available-for-sale securities	133,222	70,277	8,446
Net cash used in investing activities	(85,863)	(63,275)	(41,531)
Financing activities:
Net proceeds from issuance of common stock	205,133	129,440	—
Net proceeds from exercise of options	28,228	6,533	2,215
Net cash provided by financing activities	233,361	135,973	2,215
Net decrease in cash and cash equivalents	(6,970)	(4,505)	(94,364)
Cash and cash equivalents, beginning of year	38,539	43,044	137,408
Cash and cash equivalents, end of year	$31,569	$38,539	$43,044
Supplemental disclosures of non-cash investing and financing activities:
Receivables from the exercise of options	$—	$835	$—

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation:

Business:

Puma Biotechnology, Inc., or Puma, is a biopharmaceutical company based in Los Angeles, California. References in these Notes to Consolidated Financial Statements to the “Company” refer to Puma Biotechnology, Inc., a private Delaware company formed on September 15, 2010, or Private Puma, for periods prior to the merger of Private Puma with Public Puma (as defined below), which took place on October 4, 2011, or the Merger, and Puma Biotechnology, Inc., a Delaware company formed on April 27, 2007, and formerly known as Innovative Acquisitions Corp., or Public Puma, for periods following the Merger. The Company is a biopharmaceutical company with a focus on the development and commercialization of innovative products to enhance cancer care. The Company in-licenses the global development and commercialization rights to three drug candidates—PB272 (neratinib (oral)), PB272 (neratinib (intravenous)) and PB357.  Neratinib is a potent irreversible tyrosine kinase inhibitor, or TKI, that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4.  Currently, the Company is primarily focused on the development of the oral version of neratinib, and its most advanced drug candidates are directed at the treatment of HER2-positive breast cancer.  The Company believes neratinib has clinical application in the treatment of several other cancers as well, including non-small cell lung cancer and other tumor types that over-express or have a mutation in HER2.

In November 2012, the Company established and incorporated Puma Biotechnology Ltd., a wholly owned subsidiary, for the sole purpose of serving as Puma’s legal representative in the United Kingdom and the European Union in connection with Puma’s clinical trial activity in those countries.

Basis of Presentation:

The Company is initially focused on developing neratinib for the treatment of patients with human epidermal growth factor receptor type 2, or HER2-positive, breast cancer, HER2 mutated non-small cell lung cancer, HER2-negative breast cancer that has a HER2 mutation and other solid tumors that have an activating mutation in HER2.  The Company has reported a net loss of approximately $239.3 million and negative cash flows from operations of approximately $154.5 million for the year ended December 31, 2015. Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities through the drug development process.

The Company’s continued operations will depend on its ability to raise funds through various potential sources, such as equity and debt financing. Through December 31, 2015, the Company’s financing was primarily through public offerings of Company common stock and private equity placements. The Company sold additional shares of its common stock through an underwritten public offering in January 2015 (see Note 6).  As a result, the Company received net proceeds of approximately $205.1 million.  Given the current and desired pace of clinical development of its product candidates, management believes that the cash and cash equivalents and marketable securities on hand at December 31, 2015, are sufficient to fund the Company’s operations through 2016 and into 2017. The Company may need additional financing until it can achieve profitability, if ever.  There can be no assurance that additional capital will be available on favorable terms or at all or that any additional capital that the Company is able to obtain will be sufficient to meet its needs.  If it is unable to raise additional capital, the Company could likely be forced to curtail desired development activities, which will delay the development of its product candidates.

Note 2—Significant Accounting Policies:

The significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of expenses for the period presented. Accordingly, actual results could differ from those estimates. Significant estimates include accrued expenses for the cost of services provided by consultants who manage clinical trials and conduct research and clinical trials on behalf of the Company that are billed on a delayed basis. As the actual costs become known, the Company adjusts its estimated cost in that period. The value of stock-based compensation includes estimates based on future events, which are difficult to predict. It is at least reasonably possible that a change in the estimates used to record accrued expenses and to value stock-based compensation will occur in the near term.

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

Investment Securities:

The Company classifies all investment securities (short term and long term) as available-for-sale, as the sale of such securities may be required prior to maturity to implement management’s strategies. These securities are carried at fair value, with the unrealized gains and losses, reported as a component of accumulated other comprehensive loss in stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned.

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

Following are the major categories of assets measured at fair value on a recurring basis as of December 31, 2015 and 2014, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

December 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents	$29,166	$—	$—	$29,166
Marketable securities—corporate bonds	—	169,824	—	169,824
Marketable securities—commercial paper	—	2,996	—	2,996
Marketable securities—US government	—	11,500	—	11,500
	$29,166	$184,320	$—	$213,486

December 31, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents	$20,874	$—	$—	$20,874
Marketable securities—US government	—	11,496	—	11,496
Marketable securities—corporate bonds	—	91,292	—	91,292
	$20,874	$102,788	$—	$123,662

The Company’s investments in corporate bonds, commercial paper and U.S. government securities are exposed to price fluctuations. The fair value measurements for corporate bonds, commercial paper and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned, exclusive of any transaction costs and without any adjustments to reflect discounts that may be applied to selling a large block of securities at one time.

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents. The Company’s cash and cash equivalents in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at December 31, 2015, were approximately $36.3 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

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

The Company assesses the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through December 31, 2015.

Research and Development Expenses:

Research and development expenses, or R&D, are charged to operations as incurred. The major components of research and development costs include clinical manufacturing costs, clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials, and allocations of various overhead costs. Clinical trial expenses include, but are not limited to, investigator fees, site costs, comparator drug costs, and clinical research organization, or CRO, costs. In the normal course of business, the Company contracts with third parties to perform various clinical trial activities in the ongoing development of potential products. The financial terms of these agreements are subject to negotiation and variations from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients and the completion of portions of the clinical trial or similar conditions. The Company’s accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites, cooperative groups and CROs. The objective of the Company’s accrual policy is to match the recording of expenses in the Consolidated Financial Statements to the actual services received and efforts expended. As actual costs become known, the Company adjusts its accruals in that period.

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

Research and Development Reimbursement:

The license agreement with the Licensor set a “cap” on the amount of external expenses the Company would incur, beginning January 1, 2012, in completing the clinical trials transferred from the Licensor to the Company. The license agreement originally stipulated that the Licensor would be responsible for all external expenses associated with the transferred clinical trials and that the Company would invoice for such costs on a quarterly basis. The Licensor had 60 days to review the invoice and supporting documentation. All amounts reimbursed from the licensor represent charges for services provided by third parties and not the Company. Accordingly, the Company has elected to treat the reimbursed costs as “pass-through” expenses billable to the Licensor and as an offset to R&D expenses. R&D expenses are recorded net of any excess cap costs billed to the Licensor. The Company recognized approximately $16.4 million of excess cap cost billed to the Licensor for the year ended December 31, 2013.

The license agreement was amended in July 2014 and made the Company solely responsible for the expenses incurred or accrued in conducting the ongoing legacy clinical trials after December 31, 2013.  Pursuant to the amendment to the original license agreement, no reduction in the expenses related to the licensor legacy clinical trials that were in excess of the cap on such expenses set forth in the license agreement was recorded in the years ended December 31, 2015 and 2014.

Stock-Based Compensation:

Stock option awards:

ASC 718, Compensation-Stock Compensation, or ASC 718, requires the fair value of all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. Under ASC 718, employee option grants are generally valued at the grant date and those valuations do not change once they have been established. The fair value of each option award is estimated on the grant date using the Black-Scholes Option Pricing Method. As allowed by ASC 718 for companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility is based on the average expected volatilities of a sampling of six companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. Option forfeitures are calculated when the option is granted to reduce the option expense to be recognized over the life of the award and updated upon receipt of further information as to the amount of options expected to be forfeited. The option expense is “trued-up” upon the actual forfeiture of a stock option grant. Due to its limited history, the Company uses the simplified method to determine the expected life of the option grants.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2015 and 2014, the Company did not have a liability for unrecognized tax uncertainties.

The Company is subject to routine audits by taxing jurisdictions. As of December 31, 2015, the Company’s tax years for 2012, 2013 and 2014 are subject to examination by the authorities. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods presented as required by ASC 260, Earnings per Share. Diluted earnings per common share are the same as basic earnings per share because the assumed exercise of the Company’s outstanding options are anti-dilutive. For the year ended December 31, 2015, potentially dilutive securities excluded from the calculations were 5,542,285 shares issuable upon exercise of options, 9,472 shares issuable as performance awards and 2,116,250 shares issuable upon exercise of a warrant. For the years ended December 31, 2014 and 2013, potentially dilutive securities excluded from the earnings per common share calculation were 6,113,318 and 2,604,224 shares, respectively, issuable upon exercise of options and warrants or issuable as performance awards.

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

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities, or ASU No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as development stage entities (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholders’ equity.  For public entities, these amendments began to be effective for periods after December 31, 2014.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company adopted this standard on December 31, 2014, and it did not have a material impact on its consolidated financial statements.

Note 3—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following at December 31 (in thousands):

	2015	2014
Current:
CRO services	$2,969	$2,451
Other clinical development	2,309	2,525
Insurance	1,138	1,007
Other	1,244	309
	7,660	6,292
Long-term:
CRO services	5,754	6,352
Other clinical development	3,005	3,464
Insurance	87	130
Other	751	61
	9,597	10,007
Totals	$17,257	$16,299

Note 4—Property and Equipment:

Property and equipment consisted of the following at December 31 (in thousands):

Property and Equipment:	2015	2014
Leasehold improvements	$1,502	$1,217
Computer equipment	1,646	1,272
Telephone equipment	169	145
Furniture and fixtures	1,167	848
	4,484	3,482
Less: accumulated depreciation and amortization	(2,101)	(1,325)
Totals	$2,383	$2,157

Note 5—Accrued Expenses:

Accrued expenses consisted of the following at December 31 (in thousands):

	2015	2014
Accrued CRO/licensor services	$8,436	$7,764
Accrued other clinical development	3,618	2,541
Accrued legal fees	443	195
Accrued compensation	1,970	2,449
Payroll taxes withheld for options exercised	—	16,414
Other	172	81
Totals	$14,639	$29,444

Accrued CRO/licensor services and accrued other clinical development represent the Company’s estimate of such costs as of December 31, 2015 and 2014, which will be adjusted in the period the actual costs become known.

Note 6—Stockholders’ Equity:

Common Stock:

October 2012 Common Stock Offering. On October 18, 2012, the Company entered into an underwriting agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Leerink Swann, as representatives of several underwriters, providing for the offer and sale in a firm-commitment underwritten public offering of 7,500,000 shares of the Company’s common stock, par value $0.0001 per share, at a price of $16.00 per share, less the underwriting discount. On October 19, 2012, the underwriters exercised the option granted to the underwriters to purchase an additional 1,125,000 shares of Company common stock from the Company at $16.00 per share, less the underwriting discount. The transactions were completed on October 24, 2012; the Company received net proceeds of approximately $129.2 million, which is comprised of gross proceeds of approximately $138 million, offset by the underwriting discount and estimated offering expenses of $8.8 million payable by the Company.

February 2014 Common Stock Offering. On February 10, 2014, the Company entered into an underwriting agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup, and Leerink Partners, as representatives of several underwriters, providing for the offer and sale in a firm-commitment underwritten public offering of 979,592 shares of the Company’s common stock, par value $0.0001 per share, at a price of $122.50 per share, less the underwriting discount. On February 12, 2014, the underwriters exercised the option granted to the underwriters to purchase an additional 146,938 shares of Company common stock from the Company at $122.50 per share, less the underwriting discount. The transactions were completed on February 14, 2014; the Company received net proceeds of approximately $129.4 million, which is comprised of gross proceeds of approximately $138.0 million, offset by the underwriting discount and offering expenses of $8.6 million payable by the Company.

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

The Company issued 757,038, 430,490 and 314,623 shares of common stock upon exercise of stock options during the years ended December 31, 2015, 2014 and 2013, respectively.

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

Performance Shares:

During January 2014, performance share awards were granted to certain employees that provide for a maximum of 28,411 common stock shares to be issued. These shares vest over three years on the first, second and third anniversary of December 15, 2013. On each vesting date, if the Company’s closing common stock price is equal to $102.46 per share, one-third of the 28,411 shares will be awarded. If the Company’s closing common stock price is either lesser or greater than $102.46 per share, the number of common stock shares to be issued will be adjusted to be less than one-third of the 28,411 shares. No shares will be awarded if the Company’s closing common stock price is less than $47.53 per share at the vesting dates. The performance shares are valued on the grant date and the fair value of the performance award is equal to the market price of the Company’s common stock on the grant date. The performance share expense is recognized based on the Company’s estimate of a range of probabilities that the Company’s closing common stock price will be lower or higher than $102.46 on the vesting dates. Based on the range of probabilities, the expense is calculated and recognized over the three-year vesting period.  On December 15, 2015, the second vesting occurred and the calculations were performed. As a result, 6,530 shares of common stock were issued to the employees and 2,943 performance shares were cancelled.  Previously, on December 15, 2014, the first vesting occurred and the calculations were performed.  This resulted in 4,965 shares of common stock being issued to the employees and 4,504 performance shares being cancelled.

Stock Options:

The Company’s 2011 Incentive Award Plan, or the 2011 Plan, was adopted by the Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. Through December 31, 2015, a total of 10,529,412 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

The Company awarded only “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107, or Share Based Payment. As of December 31, 2015, 5,542,285 shares of the Company’s common stock are issuable upon the exercise of outstanding awards granted under the 2011 Plan and 3,452,346 shares of the Company’s common stock are available for future issuance under the

2011 Plan. The fair value of options granted to employees was estimated using the Black-Scholes Option Pricing Method (see Note 2) with the following weighted-average assumptions used during the years ended December 31:

	2015	2014	2013
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	64.5%	74.4%	83.6%
Risk-free interest rate	1.6%	1.8%	1.4%
Expected life in years	5.82	5.85	5.85

Employee stock-based compensation was as follows for the years ended December 31 (in thousands except per share data):

	2015	2014	2013
Stock-based compensation:
Options-
Research and development, or R&D	$76,995	$28,446	$5,188
General and administrative, or G&A	17,166	9,154	2,331
Warrant: G&A	—	—	—
Performance shares: R&D	773	1,551	—
Total share-based compensation expense	$94,934	$39,151	$7,519
Impact on basic and diluted net loss per share	$2.96	$1.30	$0.26
Weighted average shares (basic and diluted)	32,126,094	30,010,979	28,696,573

Activity with respect to options granted under the 2011 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	1,906,334	$8.93	—	—
Granted	1,032,375	$44.77	—	—
Forfeited	(19,862)	$11.60	—	—
Exercised	(314,623)	$7.29	—	$23,525
Outstanding at December 31, 2013	2,604,224	$23.31	8.9	$208,902
Granted	1,980,208	$159.62	9.2	—
Forfeited	(175,816)	$67.08	—	—
Exercised	(430,490)	$17.12	—	$74,109
Outstanding at December 31, 2014	3,978,126	$89.55	8.7	$431,635
Granted	2,606,183	$117.62	9.4
Forfeited	(277,140)	$177.98
Exercised	(757,038)	$36.19		$102,149
Expired	(7,846)	$105.42
Outstanding at December 31, 2015	5,542,285	$105.59	8.6	$87,632
Unvested at December 31, 2015	3,572,202	$125.55	9.3	$10,805
Exercisable at December 31, 2015	1,970,083	$69.41	7.4	$76,827

At December 31, 2015, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $225.2 million, which is expected to be recognized over a weighted-average period of 2.2 years. At December 31, 2015, the total estimated unrecognized employee compensations cost related to non-vested performance shares was approximately $0.4 million, which is expected to be recognized over a weighted-average period of 1.0 year.  The weighted-average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013, was $68.30, $101.17 and $29.94 per share, respectively.

		Weighted
		Average
		Grant-Date
Stock options	Shares	Fair Value
Nonvested shares at December 31, 2014	2,591,565	$81.33
Granted	2,606,183	68.30
Vested/Issued	(1,348,406)	69.41
Forfeited	(277,140)	102.31
Nonvested shares at December 31, 2015	3,572,202	$73.59

		Weighted
		Average
		Grant-Date
Performance shares	Shares	Fair Value
Nonvested shares at December 31, 2014	18,942	$102.46
Granted	—	102.46
Vested/Issued	(6,530)	102.46
Cancelled	(2,943)	102.46
Nonvested shares at December 31, 2015	9,469	$102.46

Receivables from the exercise of options:

On December 29, 2014, 43,400 employee stock options were exercised as same-day-sales by employees of the Company.  However, cash receipts of approximately $835,000 were received on January 2, 2015 for common stock issued on December 31, 2014.  This created a receivable from the issuance of common stock as of December 31, 2014 in the amount of approximately $835,000, which is presented as a receivable from the exercise of options on the accompanying Consolidated Balance Sheet. The Company received the cash for this transaction on January 2, 2015.  As of December 31, 2015, there were no receivables from the exercise of options.

Note 7—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $0.7 million, $0.5 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 8—Income Taxes:

Temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes give rise to the Company’s deferred income taxes. The components of the Company’s net deferred tax assets as of December 31, 2015 and 2014 are as follows (in thousands):

	Federal	State	Total
Deferred tax assets—2015:
Net operating loss carry forwards	$125,244	$21,489	$146,733
Business credit carryforwards	11,528	6,373	17,901
Organization costs	166	29	195
Compensation	38,138	6,545	44,683
Depreciation	180	30	210
Other	53	9	62
	175,309	34,475	209,784
Deferred tax liabilities	—	—	—
Total deferred tax assets	175,309	34,475	209,784
Valuation allowance	(175,309)	(34,475)	(209,784)
Net deferred tax assets	$—	$—	$—

	Federal	State	Total
Deferred tax assets—2014:
Net operating loss carry forwards	$71,535	$12,273	$83,808
Business credit carryforwards	6,499	3,429	9,928
Organization costs	185	32	217
Compensation	12,178	2,090	14,268
Depreciation	109	19	128
Other	72	12	84
	90,578	17,855	108,433
Deferred tax liabilities	—	—	—
Total deferred tax assets	90,578	17,855	108,433
Valuation allowance	(90,578)	(17,855)	(108,433)
Net deferred tax assets	$—	$—	$—

As the ultimate realization of the potential benefits of the Company’s deferred tax assets is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances. Accordingly, the Company did not recognize any benefit from income taxes in the accompanying Consolidated Statements of Operations to offset its pre-tax losses. The valuation allowance increased $101.4 million in 2015 and $49.8 million in 2014. At December 31, 2015, the Company had federal and state net operating loss carryforwards of approximately $368.3 million each, which will begin to expire in 2031. At December 31, 2015, the Company also has federal and state research and development credit carryforwards of approximately $11.5 million and $9.7 million, respectively. Pursuant to the Internal Revenue Code, Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards could be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not yet performed an assessment on the potential limitation on net operating loss and credit carryforwards.

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2015 and 2014 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Those deferred tax assets include federal and state net operating losses. Equity will be increased by approximately $72.8 million if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

The provision (credit) for income taxes in the accompanying Consolidated Statements of Operations differs from the amount calculated by applying the statutory income tax rate to income (loss) from continuing operations before income taxes. The primary components of such differences are as follows as of December 31 (in thousands):

	2015	2014	2013
Tax computed at the federal statutory rate	$(81,356)	$(48,268)	$(18,584)
State taxes	(16,620)	(8,465)	(3,948)
Permanent items	4,225	9,956	(806)
R&D credits	(5,029)	(3,697)	—
Other	(2,571)	690	—
Change in valuation allowance	101,351	49,784	23,338
Total provision	$—	$—	$—

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits at December 31:

(in thousands)	2015	2014	2013
Unrecognized tax benefits—January 1	$2,482	$1,263	$205
Gross decreases—tax positions in prior period	—	(205)	—
Gross increases—tax positions in current period	1,993	1,424	1,058
Unrecognized tax benefits—December 31	$4,475	$2,482	$1,263

The unrecognized tax benefits that, if recognized, would affect the effective tax rate is zero at December 31, 2015. The Company does not have tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefit will significantly increase or decrease within 12 months of the reporting date.

Note 9—Commitments and Contingencies:

Office Leases:

On December 7, 2011, the Company, entered into a non-cancelable operating lease for office space. The initial term of the lease is for seven years and commenced on December 10, 2011. The base rent was approximately $44,400 per month during the first year and will increase each year during the initial term, up to approximately $53,000 per month during the seventh year. The lease has an expiration date of December 9, 2018. In addition, the Company has an option to extend the lease for an additional five-year term. The lease is subject to additional charges for common area maintenance and other costs. Concurrent with the execution of the lease, the Company provided the landlord an automatically renewable stand-by letter of credit in the amount of $2,500,000. The stand-by letter of credit is collateralized by a high-yield savings account which is classified as restricted cash on the accompanying Consolidated Balance Sheets. Rent expense for the years ended December 31, 2015, 2014, and 2013, was approximately $1,597,200, $1,126,700 and $872,500, respectively.

On June 7, 2012, the Company entered into a long-term lease agreement for office space in South San Francisco, California. The initial term of the lease is seven years and commenced on November 1, 2012. The base rent was approximately $20,250 per month during the first year and will increase over the course of the initial term, up to approximately $30,820 per month during the seventh year. In addition, the Company has an option to extend the lease for an additional five-year term, which would commence upon the expiration of the initial term. In the event the Company elects to extend the lease, the minimum monthly rent payable for the additional term will be the then-current fair market rent calculated in accordance with the terms of the lease. The Company provided the landlord an automatically renewable stand-by letter of credit in the amount of $1,591,400. The stand-by letter of credit is collateralized by a high-yield savings account which is classified as restricted cash on the accompanying Consolidated Balance Sheets.

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

In July 2015, the Company amended its lease with CA-10880 Wilshire Limited Partnership to expand the rented square feet in its Los Angeles office by approximately 26,000 square feet.  The lease is expected to commence on or about April 1, 2016, and increases the monthly rent in the Los Angeles location by approximately $150,000 per month with annual increases of approximately 3% per year for the 10-year lease term.  The amendment also extended the term of the lease until March 2026.

In addition, in July 2015, the Company amended its office lease with PR 701 Gateway, LLC (as successor in interest to DWF III Gateway, LLC) to expand the rented square feet in its South San Francisco location by approximately 13,000 square feet.  The lease is expected to commence on or about April 1, 2016, and increases the monthly rent in the South San Francisco location by approximately $51,400 with annual increases of approximately 3% per year for the 10-year lease term.  The amendment also extended the term of the lease until March 2026.

Future minimum lease payments for each of the years subsequent to December 31, 2015, are as follows (in thousands):

Year Ending December 31,	Amount
2016	$2,175
2017	3,977
2018	4,096
2019	4,219
Thereafter	29,380
Total	$43,847

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

On July 18, 2014, the Company entered into an amendment to the license agreement with the Licensor.  The amendment amends the License Agreement to (1) reduce the royalty rate payable by the Company to the Licensor on sales of licensed products; (2) release the Licensor from its obligation to pay for certain out-of-pocket costs incurred or accrued on or after January 1, 2014 to complete certain ongoing clinical studies; and (3) provide that the Licensor and the Company will continue to cooperate to effect the transfer to the Company of certain records, regulatory filings, materials and inventory controlled by Licensor as promptly as reasonably practicable.

As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones totaling approximately $187.5 million if all such milestones are achieved. Should the Company commercialize any of the compounds licensed from the Licensor or any products containing any of these compounds, the Company will be obligated to pay to the Licensor annual royalties at a fixed rate in the low-to-mid teens of net sales of all such products, subject to certain reductions and offsets in some circumstances. The Company’s royalty obligation continues, on a product-by-product and country-by-country basis, until the later of (1) the last to expire licensed patent covering the applicable licensed product in such country, or (2) the earlier of generic competition for such licensed product reaching a certain level in such country or expiration of a certain time period after first commercial sale of such licensed product in such country. In the event that the Company sublicenses the rights granted to the Company under the license agreement with the Licensor to a third party, the same milestone and royalty payments are required. The Company can terminate the license agreement at will at any time after April 4, 2013, or for safety concerns, in each case upon specified advance notice.

Clinical Trial Contracts:

The Company engages with clinical research organizations and contract manufacturing organizations, or CMOs, in addition to engaging in contracts for the management of its ongoing clinical trials and pre-commercialization efforts. The Company may cancel these agreements with a 30 to 45 day written notice to the outside vendor. The Company would be obligated to pay for services rendered up to that point. The contracts also contain variable costs that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary and therefore, are not included in the table below. The contracts held by the Company as of December 31, 2015, are summarized as follows (in thousands):

Indication	Total Contract Amount Remaining as of December 31, 2015	Months Remaining on Contract
HER2 Overexpressed/Amplified Breast Cancer (Extension)	$21,060	13
HER2 Overexpressed/Amplified Breast Cancer (Licensor Legacy Clinical Trials)	2,657	12
HER2 Mutated Non-Small Cell Lung Cancer	1,294	33
HER2 Mutated Breast Cancer and HER2 Mutated Breast Cancer with Brain Mets	5,584	20
Metastatic & Adjuvant Breast Cancer	73,285	19
Neoadjuvant Breast Cancer	5,045	23
Preclinical Research	8,127	7
HER2 Mutated Solid Tumors	8,743	23
Other	3,719	12
Total	$129,514

Included in the above are payments to be made when milestones are reached.  As of December 31, 2015, Company obligations for potential milestone payments totaled approximately $16.2 million.  This amount will be paid by the Company if all milestones are reached and would reduce the overall contractual obligation if one or more milestone is never reached.

Legal Proceedings:

The Company currently has two pending legal proceedings in which it is named as a defendant.  In the first lawsuit, on June 3, 2015, Hsingching Hsu, individually and on behalf of all others similarly situated, filed a class action lawsuit against the Company and certain of its executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG).  On October 16, 2015, lead Plaintiff Norfolk Pension Fund filed an amended complaint on behalf of all persons who purchased the Company’s securities between July 22, 2014 and May 29, 2015.  The amended complaint alleges that the Company and certain of its executive officers made false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, prospects and performance in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiff seeks damages, interest, costs, attorneys' fees, and other unspecified equitable relief.

In the second lawsuit, on February 2, 2016, Fredric N. Eshelman filed a lawsuit against the Company’s Chief Executive Officer and President, Alan H. Auerbach, and the Company in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D).  The complaint generally alleges that Mr. Auerbach and the Company made defamatory statements regarding Dr. Eshelman in connection with a proxy contest.  Dr. Eshelman seeks compensatory and punitive damages and expenses and costs, including attorneys’ fees.  The Company believes both cases are without merit and the Company intends to vigorously defend itself against both cases.  It is impossible to determine a potential dollar figure for either lawsuit as a contingent loss.

Note 10—Quarterly Financial Data:

Quarterly financial data (in thousands except share and per share data):
(unaudited)	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2015
Revenues	$—	$—	$—	$—
Net loss	(52,454)	(64,694)	(60,417)	(61,719)
Net loss applicable to common stock	(52,454)	(64,694)	(60,417)	(61,719)
Net loss per share—basic and diluted	$(1.66)	$(2.01)	$(1.87)	$(1.90)
Weighted-average common shares outstanding—basic and diluted	31,588,315	32,158,108	32,303,203	32,444,270
2014
Revenues	$—	$—	$—	$—
Net loss	(19,794)	(38,844)	(35,844)	(47,483)
Net loss applicable to common stock	(19,794)	(38,844)	(35,844)	(47,483)
Net loss per share—basic and diluted	$(0.67)	$(1.29)	$(1.19)	$(1.57)
Weighted-average common shares outstanding—basic and diluted	29,567,071	30,117,819	30,117,819	30,232,718
2013
Revenues	$—	$—	$—	$—
Net loss	(11,780)	(12,650)	(14,283)	(15,946)
Net loss applicable to common stock	(11,780)	(12,650)	(14,283)	(15,946)
Net loss per share—basic and diluted	$(0.41)	$(0.44)	$(0.50)	$(0.55)
Weighted-average common shares outstanding—basic and diluted	28,676,666	28,676,666	28,682,055	28,750,382