Form 10-Q
period 2016-03-31
PUMA BIOTECHNOLOGY, INC.
filed 2016-05-10
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.       32,493,092 shares of Common Stock, par value $0.0001 per share, were outstanding as of May 3, 2016.

PUMA BIOTECHNOLOGY, INC.

- INDEX -

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward looking. These forward-looking statements include, but are not limited to, statements about:

●	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;
●	the anticipated timing of regulatory filings;
●	the regulatory approval of our drug candidates;
●	the anticipated timing of product revenues and the commercial availability of our drug candidates;
●	our use of clinical research organizations and other contractors;
●	our ability to find collaborative partners for research, development and commercialization of potential products;
●	our ability to market any of our products;
●	our history of operating losses;
●	our expectations regarding our costs and expenses;
●	our anticipated capital requirements and estimates regarding our needs for additional financing;
●	our ability to compete against other companies and research institutions;
●	our ability to secure adequate protection for our intellectual property;
●	our intention to vigorously defend against a purported securities class action lawsuit; derivative lawsuits and a defamation lawsuit;
●	our ability to attract and retain key personnel; and
●	our ability to obtain adequate financing.

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Quarterly Report on Form 10-Q, including, in Part I, the section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q that could cause our actual results to differ materially from those in the forward-looking statements. Such risks should be considered in evaluating our prospects and future financial performance. We undertake no obligation to update the forward-looking statements or to reflect events or circumstances after the date of this document.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2016 (unaudited)	December 31, 2015 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$78,219	$31,569
Marketable securities	102,995	184,320
Prepaid expenses and other, current	8,143	7,660
Total current assets	189,357	223,549
Property and equipment, net	2,219	2,383
Prepaid expenses and other, long-term	9,284	9,597
Restricted cash	4,314	4,313
Total assets	$205,174	$239,842
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,837	$17,803
Accrued expenses	14,068	14,639
Total current liabilities	38,905	32,442
Deferred rent	1,326	1,393
Total liabilities	40,231	33,835
Commitments and contingencies (Note 8 - Subsequent Events)
Stockholders' equity:
Common stock - $.0001 par value; 100,000,000 shares authorized; 32,493,092 shares issued and outstanding at March 31, 2016 and 32,466,842 issued and outstanding at December 31, 2015	3	3
Additional paid-in capital	756,383	726,651
Accumulated other comprehensive income (loss)	29	(147)
Accumulated deficit	(591,472)	(520,500)
Total stockholders' equity	164,943	206,007
Total liabilities and stockholders' equity	$205,174	$239,842

See Accompanying Notes to the Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Operating expenses:
General and administrative	$11,039	$7,871
Research and development	60,207	44,728
Totals	71,246	52,599
Loss from operations	(71,246)	(52,599)
Other (expenses) income:
Interest income	282	123
Other (expenses) income	(8)	22
Totals	274	145
Net loss	$(70,972)	$(52,454)
Net loss applicable to common stock	$(70,972)	$(52,454)
Net loss per common share—basic and diluted	$(2.19)	$(1.66)
Weighted-average common shares outstanding—basic and diluted	32,478,408	31,588,315

See Accompanying Notes to the Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net loss	$(70,972)	$(52,454)
Other comprehensive loss
Unrealized gain on available-for-sale securities	176	6
Comprehensive loss	$(70,796)	$(52,448)

See Accompanying Notes to the Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

(unaudited)

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2015	32,466,842	$3	$726,651	$(147)	$(520,500)	$206,007
Stock-based compensation	—	—	29,510	—	—	29,510
Exercises of stock options	26,250	—	222	—	—	222
Unrealized gain on available-for-sale securities	—	—	—	176	—	176
Net loss	—	—	—	—	(70,972)	(70,972)
Balance at March 31, 2016	32,493,092	$3	$756,383	$29	$(591,472)	$164,943

See Accompanying Notes to the Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(70,972)	$(52,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208	180
Build-out allowance received from landlord	—	179
Stock-based compensation	29,510	20,103
Changes in operating assets and liabilities:
Prepaid expenses and other	(170)	131
Accounts payable	7,034	(2,389)
Accrued expenses	(571)	(15,975)
Accrual of deferred rent	(67)	202
Net cash used in operating activities	(35,028)	(50,023)
Investing activities:
Purchase of property and equipment	(44)	(435)
Restricted cash	(1)	—
Expenditures for leasehold improvements	—	(179)
Purchase of available-for-sale securities	(36,768)	(104,838)
Sale/maturity of available-for-sale securities	118,269	52,769
Net cash provided by (used in) investing activities	81,456	(52,683)
Financing activities:
Net proceeds from issuance of common stock	—	205,196
Net proceeds from exercise of options	222	14,437
Net cash provided by financing activities	222	219,633
Net increase in cash and cash equivalents	46,650	116,927
Cash and cash equivalents, beginning of period	31,569	38,539
Cash and cash equivalents, end of period	$78,219	$155,466

See Accompanying Notes to the Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation:

Business:

Puma Biotechnology, Inc., or Puma, is a biopharmaceutical company based in Los Angeles, California with a focus on the development and commercialization of innovative products to enhance cancer care. The Company in-licenses the global development and commercialization rights to three drug candidates—PB272 (neratinib (oral)), PB272 (neratinib (intravenous)) and PB357. Neratinib is a potent irreversible tyrosine kinase inhibitor that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4. Currently, the Company is primarily focused on the development of the oral version of neratinib, and its most advanced drug candidates are directed at the treatment of HER2-positive breast cancer. The Company believes that neratinib has clinical application in the treatment of several other cancers as well, including non-small cell lung cancer and other tumor types that over-express or have a mutation in HER2.

In November 2012, the Company established and incorporated Puma Biotechnology Ltd., a wholly owned subsidiary, for the sole purpose of serving as Puma’s legal representative in the United Kingdom and the European Union in connection with Puma’s clinical trial activity in those countries.

Basis of Presentation:

The Company is initially focused on developing neratinib for the treatment of patients with human epidermal growth factor receptor type 2, or HER2-positive, breast cancer, HER2 mutated non-small cell lung cancer, HER2-negative breast cancer that has a HER2 mutation and other solid tumors that have an activating mutation in HER2.  The Company has reported a net loss of approximately $71.0 million and negative cash flows from operations of approximately $35.0 million for the three months ended March 31, 2016. Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities through the drug development process.

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial information.  Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation.  Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2016, or for any subsequent period.  These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The condensed consolidated balance sheet at December 31, 2015, has been derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The Company’s continued operations will depend on its ability to raise funds through various potential sources, such as equity and debt financing. Through March 31, 2016, the Company’s financing was primarily through public offerings of Company common stock and private equity placements. Given the current and desired pace of clinical development of its product candidates, management believes that the cash and cash equivalents and marketable securities on hand at March 31, 2016, are sufficient to fund clinical development through 2016 and into 2017. The Company may need additional financing until it can achieve profitability, if ever.  There can be no assurance that additional capital will be available on favorable terms or at all or that any additional capital that the Company is able to obtain will be sufficient to meet its needs.  If it is unable to raise additional capital, the Company could likely be forced to curtail desired development activities, which will delay the development of its product candidates.

Note 2—Significant Accounting Policies:

The significant accounting policies followed in the preparation of these condensed consolidated financial statements are as follows:

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the balance sheet, and reported amounts of expenses for the period presented. Accordingly, actual results could differ from those estimates. Significant estimates include accrued expenses for the cost of services provided by consultants who manage clinical trials and conduct research and clinical trials on behalf of the Company that are billed on a delayed basis. As the actual costs become known, the Company adjusts its estimated cost in that period. The value of stock-based compensation includes estimates based on future events, which are difficult to predict. It is at least reasonably possible that a change in the estimates used to record accrued expenses and to value the stock-based compensation will occur in the near term.

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

Following are the major categories of assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

March 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents	$76,429	$—	$—	$76,429
Commercial paper	—	14,932	—	14,932
Marketable securities - U.S. government	—	17,546	—	17,546
Marketable securities - corporate bonds	—	70,517	—	70,517
	$76,429	$102,995	$—	$179,424

December 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents	$29,166	$—	$—	$29,166
Commercial paper	—	2,996	—	2,996
Marketable securities - U.S. government	—	11,500	—	11,500
Marketable securities - corporate bonds	—	169,824	—	169,824
	$29,166	$184,320	$—	$213,486

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

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents. The Company’s cash and cash equivalents in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at March 31, 2016, were approximately $82.3  million. The Company does not believe it is exposed to any significant credit risk due to the quality of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Corporation and Moody’s Investors Service at the time of purchase.

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

The Company assesses the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through March 31, 2016.

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

Stock-Based Compensation:

Stock option awards:

ASC 718, Compensation — Stock Compensation, or ASC 718, requires the fair value of all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. Under ASC 718, employee option grants are generally valued at the grant date and those valuations do not change once they have been established. The fair value of each option award is estimated on the grant date using the Black-Scholes Option Pricing Method. As allowed by ASC 718 for companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility is based on the average expected volatilities of a sampling of seven companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. Option forfeitures are calculated when the option is granted to reduce the option expense to be recognized over the life of the award and updated upon receipt of further information as to the amount of options expected to be forfeited. The option expense is “trued-up” upon the actual forfeiture of a stock option grant. Due to its limited history, the Company uses the simplified method to determine the expected life of the option grants.

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

Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods presented as required by ASC 260, Earnings per Share. Diluted earnings per common share are the same as basic earnings per common share because the assumed exercise of the Company’s outstanding options are anti-dilutive. For the three months ended March 31, 2016, potentially dilutive securities excluded from the calculations were 5,675,393 shares issuable upon exercise of options, 9,469 shares issuable as performance awards and 2,116,250 shares issuable upon exercise of a warrant. For the three months ended March 31, 2015, potentially dilutive securities excluded from the earnings per common share calculation were 3,832,073 issuable upon exercise of options, 18,942 issuable as performance shares and 2,116,250 shares issuable upon exercise of a warrant.

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

Recently Issued Accounting Standards:

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which eliminates the requirement for public companies to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. Additionally, the standard requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Furthermore, the standard requires presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. We are currently evaluating the impact of adoption on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which increases transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. We are currently evaluating the impact of adoption on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. We are currently evaluating the impact of adoption on our financial statements.

Note 3—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Current:
CRO services	$3,133	$2,969
Other clinical development	2,204	2,309
Insurance	852	1,138
Other	1,954	1,244
	8,143	7,660
Long-term:
CRO services	6,045	5,754
Other clinical development	2,466	3,005
Insurance	90	87
Other	683	751
	9,284	9,597
Totals	$17,427	$17,257

Note 4—Property and Equipment:

Property and equipment consisted of the following (in thousands):

Property and Equipment:	March 31, 2016	December 31, 2015
Leasehold improvements	$1,502	$1,502
Computer equipment	1,690	1,646
Telephone equipment	169	169
Furniture and fixtures	1,167	1,167
	4,528	4,484
Less: accumulated depreciation and amortization	(2,309)	(2,101)
Totals	$2,219	$2,383

Note 5—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued CRO services	$7,331	$8,436
Accrued other clinical development	2,706	3,618
Accrued legal fees	551	443
Accrued compensation	3,342	1,970
Other	138	172
Totals	$14,068	$14,639

Accrued CRO services represent the Company’s estimate of such costs and will be adjusted in the period the actual costs become known. Accrued compensation includes estimated bonus and earned but unused vacation for full-time employees. When actual performance bonuses are paid out to employees, the bonus expense will be adjusted to reflect the actual expense for the year. Additionally, vacation is accrued at the rate the employee earns vacation and reduced as vacation is used by the employee.

Note 6—Stockholders’ Equity:

Stock-Based Compensation:

The Company’s 2011 Incentive Award Plan, or the 2011 Plan, was adopted by the Board of Directors on September 15, 2011.  Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. Through March 31, 2016, a total of 10,529,412 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

Employee stock-based compensation for the three months ended March 31, 2016 and 2015 were as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2016	2015
Stock-based compensation:
Options -
Research and development, or R&D	$23,556	$15,254
General and administrative, or G&A	5,882	4,704
Performance shares - R&D	72	145
Total stock-based compensation expense	$29,510	$20,103
Impact on basic and diluted net loss per share	$0.91	$0.64
Weighted average shares (basic and diluted)	32,478,408	31,588,315

Performance Shares:

During January 2014, performance share awards that provide for a maximum of 28,411 common stock shares to be issued were granted to certain employees. These shares vest over three years on the first, second and third anniversary of December 15, 2013. On each vesting date, if the Company’s closing common stock price is equal to $102.46 per share, one-third of the 28,411 shares will be awarded. If the Company’s closing common stock price is either lesser or greater than $102.46 per share, the number of common stock shares to be issued will be adjusted to be less than one-third of the 28,411 shares. No shares will be awarded if the Company’s closing common stock price is less than $47.53 per share at the vesting dates. The performance shares are valued on the grant date and the fair value of the performance award is equal to the market price of the Company’s common stock on the grant date. The performance share expense is recognized based on the Company’s estimate of a range of probabilities that the Company’s closing common stock price will be lower or higher than $102.46 on the vesting dates. Based on the range of probabilities, the expense is calculated and recognized over the three-year vesting period.  On December 15, 2015, the second vesting occurred and the calculations were performed.  As a result, 6,530 shares of common stock were issued to the employees and 2,943 performance shares were cancelled.  The third and final vesting event will occur on December 15, 2016.

		Weighted
		Average
		Grant-Date
Performance shares	Shares	Fair Value
Nonvested shares at December 31, 2015	9,469	$102.46
Granted	—	—
Vested/Issued	—	—
Cancelled	—	—
Nonvested shares at March 31, 2016	9,469	$102.46

Stock Options:

The fair value of options granted to employees was estimated using the Black-Scholes Option Pricing Method (see Note 2—Significant Accounting Policies) with the following weighted-average assumptions used during the three months ended March 31, 2016 and 2015:

	2016	2015
Dividend yield	0.0%	0.0%
Expected volatility	66.1%	63.1%
Risk-free interest rate	1.6%	1.6%
Expected life in years	5.85	5.85

Activity with respect to options granted under the 2011 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	5,542,285	$105.59	8.6	$87,632
Granted	249,750	$60.82
Forfeited	(89,392)	$121.08
Exercised	(26,250)	$8.46		$920
Expired	(1,000)	$106.41
Outstanding at March 31, 2016	5,675,393	$103.83	8.4	$17,190
Nonvested at March 31, 2016	3,433,496	$118.33	9.2	$—
Exercisable at March 31, 2016	2,241,897	$81.62	7.2	$17,190

At March 31, 2016, total estimated unrecognized employee compensation cost related to nonvested stock options and performance shares granted prior to that date were approximately $202.5 million and $0.4 million, respectively. These unrecognized expenses are expected to be recognized over a weighted-average period of 2.0 years for stock options and 0.7 years for performance shares. The weighted-average grant date fair value of options granted during the three months ended March 31, 2016 and 2015, were $36.28 per share and $125.41 per share, respectively.

		Weighted
		Average
		Grant-Date
Stock options	Shares	Fair Value
Nonvested shares at December 31, 2015	3,572,202	$73.59
Granted	249,750	36.28
Vested/Issued	(299,064)	95.25
Forfeited	(89,392)	74.51
Nonvested shares at March 31, 2016	3,433,496	70.72

Note 7—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $0.3 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

Note 8—Subsequent Events:

On April 1, 2016, the Company took possession of additional office space pursuant to the amendments to the leases entered into in July 2015 (see Note 9 – Commitments and Contingencies of the Consolidated Financial Statements section of the Annual Report on Form 10-K for the year ended December 31, 2015).  This office space increased the leased square footage in the Los Angeles and South San Francisco offices by approximately 26,000 square feet and 13,000 square feet, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We recently completed a Phase III clinical trial of neratinib for the extended adjuvant treatment of women with early stage HER2-positive breast cancer, which we refer to as the ExteNET trial.  Based on the results from the ExteNET trial, we expect to file a New Drug Application, or NDA, for regulatory approval of neratinib in the extended adjuvant setting in the United States in mid-2016 and a Marketing Authorization Application, or MAA, in the European Union in the second quarter of 2016.  We are continuing to evaluate potential commercialization options for neratinib in this indication, including developing a direct sales force, contracting with third parties to provide sales and marketing capabilities, some combination of these two options or other strategic options.  Additionally, we believe we currently have sufficient inventory on hand to support at least the first year of commercialization in the extended adjuvant setting and will continue to monitor and evaluate our third party manufacturers’ ability to provide commercial supply of the product.  We expect that our expenses will continue to increase as we continue to evaluate our options with regard to commercialization efforts.

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

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2016, from our accounting policies at December 31, 2015, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Summary of Expenses

General and administrative, or G&A, expenses consist primarily of salaries and related personnel costs, including stock-based compensation expense, professional fees, business insurance, rent, general legal activities, and other corporate expenses.

R&D expenses include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for manufacturing of clinical materials and clinical trials. During the three months ended March 31, 2016 and 2015, our R&D expenses consisted primarily of clinical research organization, or CRO fees, fees paid to consultants, salaries and related personnel costs and stock-based compensation. We expense our R&D costs as they are incurred.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

General and administrative expenses:

For the three months ended March 31, 2016, G&A expenses were approximately $11.0 million, compared to approximately $7.9 million for the three months ended March 31, 2015. G&A expenses for the three months ended March 31, 2016 and 2015 were as follows:

General and administrative expenses	Three Months Ended March 31,		Period to Period
(in thousands)	2016	2015	Percentage Change
Payroll and related costs	$1,436	$1,033	39.0%
Professional fees and expenses	2,312	974	137.4%
Facility and equipment costs	704	551	27.8%
Employee stock-based compensation expense	5,882	4,704	25.0%
Other	705	609	15.8%
	$11,039	$7,871	40.2%

For the three months ended March 31, 2016, G&A expenses increased approximately $3.1 million compared to the same period in 2015.  Approximately $1.2 million of this increase is related to an increase in stock-based compensation expense, attributable to our increased headcount and additional incentive awards to existing employees.  The remaining approximately $1.9 million increase in G&A expense for the three months ended March 31, 2016 compared to the same period in 2015 was primarily attributable to:

●

an approximately $1.3 million increase in professional fees and expenses, which consist primarily of legal, auditing, consulting and investor relations fees.  We expect these fees to increase as we defend against the class action lawsuit filed against us and as we continue to implement compliance measures related to the Sarbanes Oxley Act of 2002, as amended, or Sarbanes Oxley.

●

an approximately $0.4 million increase in payroll and related costs as administrative headcount increased from 15 to 19 to support corporate growth and to prepare for the filing of our NDA with the FDA, and a MAA with the EMEA, which we anticipate will occur in mid-2016 and in the second quarter of 2016, respectively.  We expect these payroll and related costs to continue to increase as we prepare for commercialization.

●

an approximately $0.2 million increase in facility and equipment costs.  During 2015, we amended two of our office leases and in April 2016 we took possession of additional office space pursuant to the amended leases, and therefore expect that our facility and equipment costs will increase.

Research and development expenses:

For the three months ended March 31, 2016, R&D expenses were approximately $60.2 million, compared to approximately $44.7 million for the three months ended March 31, 2015. R&D expenses for the three months ended March 31, 2016 and 2015 were as follows:

Research and development expenses	Three Months Ended March 31,		Period to Period
(in thousands)	2016	2015	Percentage Change
Clinical trial expenses	$23,617	$19,318	22.3%
Internal clinical development	6,746	5,021	34.4%
Internal regulatory affairs and quality assurance	2,697	1,968	37.0%
Consultants and contractors	3,065	2,732	12.2%
Internal chemical manufacturing	454	290	56.6%
Employee stock-based compensation	23,628	15,399	53.4%
	$60,207	$44,728	34.6%

For the three months ended March 31, 2016, R&D expenses increased approximately $15.5 million compared to the same period in 2015.  Approximately $8.2 million of this increase is related to an increase in stock-based compensation expense, attributable to our increased headcount and additional incentive awards to existing employees.  The remaining approximately $7.3 million increase in R&D expense for the three months ended March 31, 2016 compared to the same period in 2015 was primarily attributable to:

●

an approximately $4.3 million increase in clinical trial expenses as a result of an increase of approximately $4.9 million for drug supply manufacturing and logistics and $0.4 million for clinical and pre-clinical services, offset by a decrease in CRO professional and pass-through costs of approximately $1.0 million.

●

an approximately $2.6 million increase for internal clinical development, internal regulatory affairs and quality assurance, and internal chemical manufacturing.  This increase represents an increase in full-time R&D headcount to 144 from 107 for the three months ended March 31, 2016, compared to the same period in 2015.  We expect internal R&D expenses to continue at levels similar to the three months ended March 31, 2016, as we expect headcount will remain fairly constant.

●

an approximately $0.4 million increase in consultants and contractors related expenses due to increased activity in our clinical trials and in preparation for filing an NDA with the FDA, which we anticipate will occur in mid-2016 and an MAA with the EMEA, which we anticipate will occur in the second quarter of 2016.

While expenditures on current and future clinical development programs, particularly our PB272 program, are expected to be substantial, they are subject to many uncertainties, including the results of clinical trials and whether we develop any of our drug candidates with a partner or independently. As a result of such uncertainties, we cannot predict with any significant degree of certainty the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of other factors, including:

●	the number of trials and studies in a clinical program;
●	the number of patients who participate in the trials;
●	the number of sites included in the trials;
●	the rates of patient recruitment and enrollment;
●	the duration of patient treatment and follow-up;
●	the costs of manufacturing our drug candidates; and
●	the costs, requirements, timing of, and ability to secure regulatory approvals.

Interest income:

For the three months ended March 31, 2016 and March 31, 2015, we recognized approximately $282,000 and approximately $123,000 in interest income, respectively. The increase in interest income is due to higher cash equivalents and marketable securities balances and use of longer-term higher yielding investments.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2016 and December 31, 2015, and is intended to supplement the more detailed discussion that follows:

Operating Activities:

Liquidity and capital resources (in thousands)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$78,219	$31,569
Marketable securities	102,995	184,320
Working capital	150,452	191,107
Stockholders' equity	164,943	206,007

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Cash provided by (used in):
Operating activities	$(35,028)	$(50,023)
Investing activities	81,456	(52,683)
Financing activities	222	219,633
Increase in cash and cash equivalents	$46,650	$116,927

For the three months ended March 31, 2016 and March 31, 2015, we reported net loss of approximately $71.0 million and $52.5 million, respectively, and net cash used in operating activities of approximately $35.0 million and $50.0 million, respectively.

The approximately $35.0 million of net cash used in operating activities for the three months ended March 31, 2016, consisted primarily of approximately $29.7 million of non-cash items such as depreciation and amortization and stock-based compensation, a decrease of approximately $0.1 million in the liability for deferred rent, an increase of approximately $0.1 million in prepaid expenses and other and an increase of approximately $6.5 million in accrued expenses and accounts.

For the three months ended March 31, 2015, the net cash used in operating activities, noted above, consisted of approximately $20.5 million of non-cash items such as depreciation and amortization and stock-based compensation, and a decrease of approximately $18.4 million in accounts payable and accrued expenses, approximately $16.4 million of which represents a payment of taxes for stock option exercises in late December 2014. Cash used in operating activities included an increase of approximately $0.1 million in prepaid expenses and other and an increase of approximately $0.2 million in deferred rent.

Investing Activities:

During the three months ended March 31, 2016, net cash provided by investing activities was approximately $81.5 million compared to net cash used in investing activities of approximately $52.7 million for the same period in 2015. The approximately $81.5 million of net cash provided by investing activities during the three months ended March 31, 2016 was made up of approximately $118.3 million of sales or maturities of available-for-sale securities, offset by $36.8 million of cash invested in available-for-sale securities and approximately $0.1 million used to purchase property, equipment and leasehold improvements.  During the three months ended March 31, 2015, cash used in investing activities was primarily made up of approximately $104.8 million used for the purchase of available-for-sale securities, offset by approximately $52.8 million cash provided by the sale or maturities of available-for-sale securities and approximately $0.5 million used to purchase property, equipment and leasehold improvements.

Financing Activities:

During the three months ended March 31, 2016, we received approximately $0.2 million of net proceeds from the exercise of stock options.  During the same period in 2015, cash provided by financing activities was approximately $219.6 million, comprised of net proceeds of approximately $205.2 million from the closing of the January 2015 public offering of our common stock and approximately $14.4 million of net proceeds from the exercise of stock options.

Current and Future Financing Needs:

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our R&D efforts, and the commencement of commercialization efforts. Given the current and desired pace of clinical development of our product candidates, over the next 12 months we estimate that our R&D spending will be approximately $115 million to $130 million, excluding stock-based compensation. We anticipate spending approximately $30 million to $35 million over the next 12 months for general and administrative expenses excluding stock-based compensation and as we continue to evaluate our options with regards to commercialization efforts. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.

While we believe that the approximately $181.2 million in cash, cash equivalents and marketable securities as of March 31, 2016, will be sufficient to enable us to meet our anticipated expenditures through 2016 and into 2017, we may seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We expect to continue incurring significant losses for the foreseeable future and our continuing operations will depend on whether we are able to raise additional funds through additional equity or debt financing or by entering into a strategic alliance with a third party concerning one or more of our product candidates. Through March 31, 2016, a significant portion of our financing has been through public offerings and private placements of our equity securities. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital raised will be sufficient to meet our needs. Further, in light of current economic conditions, including the lack of access to the capital markets being experienced by small companies, particularly in our industry, there can be no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future, we may be forced to delay or discontinue the development of one or more of our product candidates and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

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

Contractual Obligations:

On April 1, 2016, we took possession of the additional office space pursuant to the amendments to the leases entered into in July 2015 (see Note 9 – Commitments and Contingencies of the Consolidated Financial Statements section of the Annual Report on Form 10-K for the year ended December 31, 2015).  This office space increased the leased square footage in the Los Angeles and South San Francisco offices by approximately 26,000 square feet and 13,000 square feet, respectively.

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

For the three months ended March 31, 2016 and March 31, 2015, stock-based compensation represented approximately 41.6% and 38.3% of our net loss, respectively. This cost is related to our employee hiring practice and the fair market value of the stock option grants on the day granted.

Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Loss and

GAAP Net Loss Per Share to Non-GAAP Adjusted Net Loss Per Share

(in thousands except share and per share data)

	Three Months Ended March 31,
	2016	2015
GAAP net loss	$(70,972)	$(52,454)
Adjustments:
Stock-based compensation -
General and administrative	5,882	4,704	(1)
Research and development	23,628	15,399	(2)
Non-GAAP adjusted net loss	$(41,462)	$(32,351)

GAAP net loss per share—basic and diluted	$(2.19)	$(1.66)
Adjustment to net loss (as detailed above)	0.91	0.64
Non-GAAP adjusted net loss per share	$(1.28)	$(1.02)	(3)

(1) To reflect a non-cash charge to operating expense for general and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.
(3) Non-GAAP adjusted net loss per share was calculated based on 32,478,408 and 31,588,315 weighted average common shares outstanding for the three months ended March 31, 2016 and 2015, respectively.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet agreements,” as defined by SEC regulations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investing activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalents and available-for-sale investments in a variety of securities, which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes because of the relatively short maturities of our investments and we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We manage our sensitivity to these risks by maintaining investment grade short-term investments. We do not purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of March 31, 2016, our investments consisted primarily of corporate obligations. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or 10% decrease in interest rates due mainly to the short-term nature of our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Additionally, we do not invest in foreign currencies or other foreign investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer have concluded that these disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Hsu v. Puma Biotechnology, Inc., et. al.

On June 3, 2015, Hsingching Hsu, individually and on behalf of all others similarly situated, filed a class action lawsuit against us and certain of our executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG).  On October 16, 2015, lead Plaintiff Norfolk Pension Fund filed an amended complaint on behalf of all persons who purchased our securities between July 22, 2014 and May 29, 2015.  The amended complaint alleges that we and certain of our executive officers made false and/or misleading statements and failed to disclose material adverse facts about our business, operations, prospects and performance in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiff seeks damages, interest, costs, attorneys' fees, and other unspecified equitable relief.  On November 30, 2015, we filed a motion to dismiss the amended complaint. The plaintiff opposed this motion, and the court heard oral argument on March 14, 2016. We intend to vigorously defend this matter.

Eshelman v. Puma Biotechnology, Inc., et. al.

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

Derivative Actions

On April 12 and April 14, 2016, alleged shareholders filed two derivative lawsuits purportedly on behalf of the Company against certain of our officers and directors in the Superior Court of the State of California, Los Angeles, captioned Xing Xie v. Alan H. Auerbach, et al., No. BC616617, and Kevin McKenney v. Auerbach, et al., No. BC617059. The complaints assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement and waste of corporate assets arising from substantially similar allegations as those contained in the putative securities class action described above. The complaints seek an unspecified sum of damages and equitable relief.  We intend to vigorously defend these matters.

The pending proceedings described in this section involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.

Item 1A.	RISK FACTORS

Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 29, 2016, we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. There has been no material change in our risk factors subsequent to the filing of our Annual Report. However, the risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any of our equity securities without registration under the Securities Act of 1933, as amended, during the quarter ended March 31, 2016.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) made any purchases of our equity securities during the quarter ended March 31, 2016.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS
(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1

Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 14, 2011 (filed as Appendix I to the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on October 24, 2011 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Puma Biotechnology, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2016 and incorporated herein by reference)

10.1+	Non-Employee Director Compensation Program (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2016 and incorporated herein by reference)

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016

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

PUMA BIOTECHNOLOGY, INC.
Date: May 10, 2016	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 10, 2016	By:	/s/ Charles R. Eyler
Charles R. Eyler
Senior Vice President, Finance and Administration and Treasurer
(Principal Financial and Accounting Officer)