Form 10-Q
period 2016-09-30
PUMA BIOTECHNOLOGY, INC.
filed 2016-11-09
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.      36,818,092 shares of Common Stock, par value $0.0001 per share, were outstanding as of November 4, 2016.

PUMA BIOTECHNOLOGY, INC.

- INDEX -

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward looking. These forward-looking statements include, but are not limited to, statements about:

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;
•	the regulatory approval of our drug candidates;
•	the anticipated timing of product revenues and the commercial availability of our drug candidates;
•	our use of clinical research organizations and other contractors;
•	our ability to find collaborative partners for research, development and commercialization of potential products;
•	our ability to market any of our products;
•	our history of operating losses;
•	our expectations regarding our costs and expenses;
•	our anticipated capital requirements and estimates regarding our needs for additional financing;
•	our ability to compete against other companies and research institutions;
•	our ability to secure adequate protection for our intellectual property;
•	our intention to vigorously defend against a purported securities class action lawsuit; derivative lawsuits and a defamation lawsuit;
•	our ability to attract and retain key personnel; and
•	our ability to obtain adequate financing.

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Quarterly Report on Form 10-Q, including, in Part I, the section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 that could cause our actual results to differ materially from those in the forward-looking statements. Such risks should be considered in evaluating our prospects and future financial performance. We undertake no obligation to update the forward-looking statements or to reflect events or circumstances after the date of this document.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2016 (unaudited)	December 31, 2015 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$52,541	$31,569
Marketable securities	56,390	184,320
Prepaid expenses and other, current	7,290	7,660
Receivables	1,179	—
Total current assets	117,400	223,549
Property and equipment, net	5,180	2,383
Prepaid expenses and other, long-term	7,135	9,597
Restricted cash	4,316	4,313
Total assets	$134,031	$239,842
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,878	$17,803
Accrued expenses	16,721	14,639
Total current liabilities	37,599	32,442
Deferred rent	5,284	1,393
Total liabilities	42,883	33,835
Commitments and contingencies
Stockholders' equity:
Common stock - $.0001 par value; 100,000,000 shares authorized; 32,503,092 shares issued and outstanding at September 30, 2016 and 32,466,842 issued and outstanding at December 31, 2015	3	3
Additional paid-in capital	814,992	726,651
Accumulated other comprehensive income (loss)	3	(147)
Accumulated deficit	(723,850)	(520,500)
Total stockholders' equity	91,148	206,007
Total liabilities and stockholders' equity	$134,031	$239,842

See Accompanying Notes to the Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
General and administrative	$14,022	$8,809	$37,326	$22,212
Research and development	51,977	51,924	166,400	156,033
Totals	65,999	60,733	203,726	178,245
Loss from operations	(65,999)	(60,733)	(203,726)	(178,245)
Other (expenses) income:
Interest income	214	318	756	654
Other (expenses) income	4	(2)	(380)	26
Totals	218	316	376	680
Net loss	$(65,781)	$(60,417)	$(203,350)	$(177,565)
Net loss applicable to common stock	$(65,781)	$(60,417)	$(203,350)	$(177,565)
Net loss per common share—basic and diluted	$(2.02)	$(1.87)	$(6.26)	$(5.55)
Weighted-average common shares outstanding—basic and diluted	32,497,168	32,303,203	32,489,584	32,018,869

See Accompanying Notes to the Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(65,781)	$(60,417)	$(203,350)	$(177,565)
Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities	(28)	149	150	63
Comprehensive loss	$(65,809)	$(60,268)	$(203,200)	$(177,502)

See Accompanying Notes to the Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2015	32,466,842	$3	$726,651	$(147)	$(520,500)	$206,007
Stock-based compensation	—	—	87,990	—	—	87,990
Exercises of stock options	36,250	—	351	—	—	351
Unrealized gain on available-for-sale securities	—	—	—	150	—	150
Net loss	—	—	—	—	(203,350)	(203,350)
Balance at September 30, 2016	32,503,092	$3	$814,992	$3	$(723,850)	$91,148

See Accompanying Notes to the Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(203,350)	$(177,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	565	568
Build-out allowance received from landlord	2,997	179
Stock-based compensation	87,990	73,254
Disposal of leasehold improvements	368	—
Changes in operating assets and liabilities:
Receivables	(1,179)	1,760
Prepaid expenses and other	2,832	(706)
Accounts payable	3,075	(5,214)
Accrued expenses	2,082	(13,896)
Accrual of deferred rent	3,891	183
Net cash used in operating activities	(100,729)	(121,437)
Investing activities:
Purchase of property and equipment	(3,730)	(943)
Restricted cash	(3)	(3,097)
Expenditures for leasehold improvements	(2,997)	(179)
Purchase of available-for-sale securities	(81,794)	(211,783)
Sale/maturity of available-for-sale securities	209,874	90,457
Net cash provided by (used in) investing activities	121,350	(125,545)
Financing activities:
Net proceeds from issuance of common stock	—	205,133
Net proceeds from exercise of options	351	26,908
Net cash provided by financing activities	351	232,041
Net increase in cash and cash equivalents	20,972	(14,941)
Cash and cash equivalents, beginning of period	31,569	38,539
Cash and cash equivalents, end of period	$52,541	$23,598

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

Basis of Presentation:

The Company is initially focused on developing neratinib for the treatment of patients with human epidermal growth factor receptor type 2, or HER2-positive, breast cancer, HER2 mutated non-small cell lung cancer, HER2-negative breast cancer that has a HER2 mutation and other solid tumors that have an activating mutation in HER2.  The Company has reported a net loss of approximately $65.8 million and $203.4 million for the three and nine months ended September 30, 2016, respectively, and negative cash flows from operations of approximately $100.7 million for the nine months ended September 30, 2016.  Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities through the drug development process.

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

The Company has spent and expects to continue to spend substantial amounts in connection with implementing its business strategy, including planned product development efforts, clinical trials and preparation for commercialization.  The Company’s continued operations will depend on its ability to raise funds through various potential sources, such as equity and debt financing. Through September 30, 2016, the Company’s financing was primarily through public offerings of Company common stock and private equity placements. Given the current and desired pace of clinical development of its product candidates and efforts to prepare for commercialization, management believes that the cash and cash equivalents and marketable securities on hand at September 30, 2016, together with the approximately $161.8 million in net proceeds the Company received from the issuance and sale of its common stock in October 2016, are sufficient to fund the Company’s operations for the next 12 to 18 months. The Company may need additional financing until it can achieve profitability, if ever.  There can be no assurance that additional capital will be available on favorable terms or at all or that any additional capital that the Company is able to obtain will be sufficient to meet its needs.  If it is unable to raise additional capital, the Company could likely be forced to curtail desired development activities, which will delay the development of its product candidates.

Note 2—Significant Accounting Policies:

The significant accounting policies followed in the preparation of these condensed consolidated financial statements are as follows:

Use of Estimates:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the balance sheet, and reported amounts of expenses for the period presented. Accordingly, actual results could differ from those estimates. Significant estimates include accrued expenses for the cost of services provided by consultants who manage clinical trials and conduct research and clinical trials on behalf of the Company that are billed on a delayed basis. As the actual costs become known, the Company adjusts its estimated cost in that period. The value of stock-based compensation includes estimates based on future events, which are difficult to predict. It is at least reasonably possible that a change in the estimates used to record accrued expenses and to value the stock-based compensation will occur in the near term.

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

Following are the major categories of assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

September 30, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents	$40,457	$—	$—	$40,457
Commercial paper	—	15,368	—	15,368
Marketable securities - U.S. government	—	6,022	—	6,022
Marketable securities - corporate bonds	—	35,000	—	35,000
	$40,457	$56,390	$—	$96,847

December 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents	$29,166	$—	$—	$29,166
Commercial paper	—	2,996	—	2,996
Marketable securities - U.S. government	—	11,500	—	11,500
Marketable securities - corporate bonds	—	169,824	—	169,824
	$29,166	$184,320	$—	$213,486

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

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents. The Company’s cash and cash equivalents in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at September 30, 2016, were approximately $56.8  million. The Company does not believe it is exposed to any significant credit risk due to the quality of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Corporation and Moody’s Investors Service at the time of purchase.

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

The Company assesses the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through September 30, 2016.

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

Restricted stock units:

The restricted stock units, or RSUs, are valued on the grant date and the fair value of the RSUs is equal to the market price of the Company’s common stock on the grant date. The RSU expense is recognized over the requisite service period.  When the requisite service period begins prior to the grant date (because the service inception date occurs prior to the grant date), the Company is required to begin recognizing compensation cost before there is a measurement date (i.e., the grant date). The service inception date is the beginning of the requisite service period. If the service inception date precedes the grant date, accrual of compensation cost for periods before the grant date shall be based on the fair value of the award at the reporting date. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on fair value at the grant date rather than the fair value previously used at the service inception date (or any subsequent reporting date).

Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods presented as required by ASC 260, Earnings per Share. Diluted earnings per common share are the same as basic earnings per common share because the assumed exercise of the Company’s outstanding options are anti-dilutive. For the three and nine months ended September 30, 2016, potentially dilutive securities excluded from the calculations were 5,730,151 shares issuable upon exercise of options, 9,469 shares issuable as performance awards, 2,116,250 shares issuable upon exercise of a warrant, and 640,644 shares underlying restricted stock units that are subject to vesting. For the three and nine months ended September 30, 2015, potentially dilutive securities excluded from the earnings per common share calculation were 4,444,258 issuable upon exercise of options, 18,942 issuable as performance shares and 2,116,250 shares issuable upon exercise of a warrant.

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

Issuance of Common Stock Upon Exercise of Stock Option Grants:

When a stock option grant is exercised, the Company notifies its transfer agent to release the required number of shares of common stock from the reserve for the Company’s 2011 Incentive Award Plan, as amended, or the 2011 Plan. The Company records the transaction for the cash received and the issuance of common shares. Should there be a delay in the cash receipts due to the settlement period, the Company records a receivable from the exercise of an option as part of stockholders’ equity on the condensed consolidated balance sheet.

Recently Issued Accounting Standards:

In January 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of some of the amendments included in ASU 2016-01 for financial statements of fiscal years or interim periods that have not yet been issued is permitted as of the beginning of the fiscal year of adoption. The Company is currently evaluating the effect that the adoption of ASU 2016-01 will have on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in ASU 2016-02 will require organizations that lease assets, with lease terms of more than 12 months, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP which requires only capital leases to be recognized on the balance sheet, ASU No. 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of ASU 2016-02 will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. ASU 2016-06 amends FASB ASC 815-15 to clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. ASU 2016-06 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. An entity should apply the amendments in ASU No. 2016-06 on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect that the adoption of ASU 2016-06 will have on its financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adopting ASU 2016-15 on its consolidated financial statements.

Note 3—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Current:
CRO services	$3,902	$2,969
Other clinical development	1,541	2,309
Insurance	—	1,138
Other	1,847	1,244
	7,290	7,660
Long-term:
CRO services	4,975	5,754
Other clinical development	1,606	3,005
Insurance	36	87
Other	518	751
	7,135	9,597
Totals	$14,425	$17,257

Note 4—Property and Equipment:

Property and equipment consisted of the following (in thousands):

Property and Equipment:	September 30, 2016	December 31, 2015
Leasehold improvements	$3,760	$1,502
Computer equipment	1,781	1,646
Telephone equipment	169	169
Furniture and fixtures	2,136	1,167
	7,846	4,484
Less: accumulated depreciation and amortization	(2,666)	(2,101)
Totals	$5,180	$2,383

During the nine months ended September 30, 2016, the Company disposed of leasehold improvements that were surrendered as a result of the amended lease in its South San Francisco location (see Note 9 – Commitments and Contingencies of the Consolidated Financial Statements section of the Annual Report on Form 10-K for the year ended December 31, 2015).  The loss on the disposal of leasehold improvements was approximately $0.4 million.

Note 5—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued CRO services	$7,098	$8,436
Accrued other clinical development	3,820	3,618
Accrued legal fees	517	443
Accrued compensation	5,256	1,970
Other	30	172
Totals	$16,721	$14,639

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

Note 6—Stockholders’ Equity:

Stock-Based Compensation:

The Company’s 2011 Plan was adopted by the Board of Directors on September 15, 2011.  Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. Through September 30, 2016, a total of 10,529,412 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

Employee stock-based compensation for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock-based compensation:
Options -
Research and development, or R&D	$20,258	$19,867	$66,376	$60,594
General and administrative, or G&A	6,802	4,747	18,852	12,173
Restricted stock units -
R&D	1,754	—	1,754	—
G&A	869	—	869	—
Performance shares - R&D	68	342	139	487
Total stock-based compensation expense	$29,751	$24,956	$87,990	$73,254
Impact on basic and diluted net loss per share	$0.92	$0.77	$2.71	$2.29
Weighted average shares (basic and diluted)	32,497,168	32,303,203	32,489,584	32,018,869

Performance Shares:

During January 2014, performance share awards that provide for a maximum of 28,411 shares of common stock to be issued were granted to certain employees. These shares vest over three years on the first, second and third anniversary of December 15, 2013. On each vesting date, if the Company’s closing common stock price is equal to $102.46 per share, one-third of the 28,411 shares will be awarded. If the Company’s closing common stock price on a vesting date is either lesser or greater than $102.46 per share, the number of shares of common stock to be issued will be adjusted to be less than one-third of the 28,411 shares. No shares will be awarded on a vesting date if the Company’s closing common stock price is less than $47.53 per share at such vesting dates. The performance shares are valued on the grant date and the fair value of the performance award is equal to the market price of the Company’s common stock on the grant date. The performance share expense is recognized based on the Company’s estimate of a range of probabilities that the Company’s closing common stock price will be lower or higher than $102.46 on the vesting dates. Based on the range of probabilities, the expense is calculated and recognized over the three-year vesting period.  On December 15, 2015, the second vesting occurred and the calculations were performed.  As a result, 6,530 shares of common stock were issued to the employees and 2,943 performance shares were cancelled.  The third and final vesting event will occur on December 15, 2016.

		Weighted
		Average
		Grant-Date
Performance shares	Shares	Fair Value
Nonvested shares at December 31, 2015	9,469	$102.46
Granted	—	—
Vested/Issued	—	—
Cancelled	—	—
Nonvested shares at September 30, 2016	9,469	$102.46

Stock Options:

The fair value of options granted to employees was estimated using the Black-Scholes Option Pricing Method (see Note 2—Significant Accounting Policies) with the following weighted-average assumptions used during the nine months ended September 30, 2016 and 2015:

	2016	2015
Dividend yield	0.0%	0.0%
Expected volatility	67.3%	63.4%
Risk-free interest rate	1.4%	1.6%
Expected life in years	5.72	5.85

Activity with respect to options granted under the 2011 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	5,542,285	$105.59	8.6	$87,632
Granted	712,417	$45.02	9.0	—
Forfeited	(416,501)	$123.67
Exercised	(36,250)	$9.71		$1,268
Expired	(71,800)	$169.60
Outstanding at September 30, 2016	5,730,151	$96.55	7.9	$79,721
Nonvested at September 30, 2016	2,736,716	$99.35	9.0	$16,048
Exercisable at September 30, 2016	2,993,435	$94.00	7.0	$63,673

At September 30, 2016, total estimated unrecognized employee compensation cost related to nonvested stock options and performance shares granted prior to that date were approximately $138.8 million and $0.3 million, respectively. These unrecognized expenses are expected to be recognized over a weighted-average period of 1.7 years for stock options and 0.3 years for performance shares. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2016 and 2015, were $26.79 per share and $89.17 per share, respectively.

		Weighted
		Average
		Grant-Date
Stock options	Shares	Fair Value
Nonvested shares at December 31, 2015	3,572,202	$73.59
Granted	712,417	26.79
Vested/Issued	(1,131,402)	85.08
Forfeited	(416,501)	74.02
Nonvested shares at September 30, 2016	2,736,716	59.27

Restricted stock units:

On October 14, 2016, restricted stock units were awarded to certain employees.  These restricted stock units vest over three years in six equal installments on each six month anniversary of the vesting start date, July 19, 2016.  Because the service period began on the vesting start date of July 19, 2016, and the award date did not occur until October 14, 2016, the restricted stock units are valued using the fair value on September 30, 2016, and will be adjusted to the fair value on the award date, October 14, 2016.

		Weighted
		Average
		Grant-Date
Restricted stock units	Shares	Fair Value [1]
Nonvested shares at December 31, 2015	—	$—
Granted	640,644	54.35
Vested/Issued	—	—
Cancelled	—	—
Nonvested shares at September 30, 2016	640,644	$54.35

1 As the service inception date preceded the grant date, the Company’s accrual of compensation cost for the periods before the grant date was based on the fair value of the awards at the reporting date.

Note 7—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $0.7 million and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Note 9—Subsequent Events:

On October 19, 2016, the Company entered into an underwriting agreement in connection with the public offering, issuance and sale by the Company of 3,750,000 shares of the Company’s common stock, par value $0.0001 per share, at a public offering price of $40.00 per share, less underwriting discounts and commissions.  Under the terms of the underwriting agreement, the Company also granted the underwriters an option exercisable for 30 days to purchase up to an additional 562,500 shares of its common stock at the public offering price, less underwriting discounts and commissions. On October 20, 2016, the underwriters exercised their option to purchase additional shares in full.

The Company received net proceeds from the offering of approximately $161.8 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds of the offering for the overall development of its drug candidates, including, but not limited to, research and development and clinical trial expenditures, pre-commercialization activities and general corporate and working capital purposes.

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

Overview

We are a biopharmaceutical company with a focus on the development and commercialization of innovative products to enhance cancer care. We in-license the global development and commercialization rights to three drug candidates—PB272 (neratinib (oral)), PB272 (neratinib (intravenous)) and PB357.  Neratinib is a potent irreversible tyrosine kinase inhibitor, or TKI, that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4.   Currently, we are primarily focused on the development of the oral version of neratinib, and our most advanced drug candidates are directed at the treatment of HER2-positive breast cancer.  We believe neratinib has clinical application in the treatment of several other cancers as well, including non-small cell lung cancer and other tumor types that over-express or have a mutation in HER2.  Our efforts and resources to date have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. We have had no product sales to date and we will have no product sales until we receive approval from the United States Food and Drug Administration, or FDA, or equivalent foreign regulatory bodies to begin selling a drug product. Developing drug products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our drug candidates, we do not expect to receive approval of a product candidate until approximately 2017.

We recently completed a Phase III clinical trial of neratinib for the extended adjuvant treatment of patients with early stage HER2-positive breast cancer, which we refer to as the ExteNET trial.  Based on the results from the ExteNET trial, we submitted a New Drug Application, or NDA, with the FDA for regulatory approval of neratinib in the extended adjuvant setting in the United States in July 2016 and a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, in June 2016.  We are continuing to evaluate potential commercialization options for neratinib in this indication, including developing a direct sales force, contracting with third parties to provide sales and marketing capabilities, some combination of these two options or other strategic options.   We expect that our expenses will continue to increase as we continue to evaluate our options with regard to commercialization efforts.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2016, from our accounting policies at December 31, 2015, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Summary of Expenses

General and administrative, or G&A, expenses consist primarily of salaries and related personnel costs, including stock-based compensation expense, professional fees, business insurance, rent, general legal activities, preparation for commercialization and other corporate expenses.

Research and development, or R&D, expenses include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for manufacturing of clinical materials and clinical trials. During the nine months ended September 30, 2016 and 2015, our R&D expenses consisted primarily of clinical research organization, or CRO fees, fees paid to consultants, salaries and related personnel costs and stock-based compensation. We expense our R&D costs as they are incurred.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

General and administrative expenses:

For the three months ended September 30, 2016, G&A expenses were approximately $14.0 million, compared to approximately $8.8 million for the three months ended September 30, 2015. G&A expenses for the three months ended September 30, 2016 and 2015 were as follows:

General and administrative expenses	Three Months Ended September 30,		Period to period
(in thousands)	2016	2015	percentage change
Payroll and related costs	$1,680	$1,101	52.6%
Professional fees and expenses	2,644	1,807	46.3%
Facility and equipment costs	1,251	582	114.9%
Employee stock-based compensation expense	7,671	4,747	61.6%
Other	776	572	35.7%
	$14,022	$8,809	59.2%

For the three months ended September 30, 2016, G&A expenses increased approximately $5.2 million compared to the same period in 2015.  Approximately $3.0 million of this increase is related to an increase in stock-based compensation expense attributable to our increased headcount and additional incentive awards to existing employees.  The remaining approximately $2.2 million increase in G&A expense for the three months ended September 30, 2016, compared to the same period in 2015, was primarily attributable to:

•

an approximately $0.6 million increase in payroll and related costs as administrative headcount increased from 16 to 23 to support corporate growth and to prepare for the commercial launch of neratinib.  We expect these payroll and related costs to continue to increase as we prepare for commercialization.

•

an approximately $0.8 million increase in professional fees and expenses, which consist primarily of legal, auditing, consulting and investor relations fees.  We expect these fees to increase as we continue to defend against the class action, derivative and defamation lawsuits filed against us, prepare for commercialization and as we support compliance measures related to the Sarbanes Oxley Act of 2002, as amended, or Sarbanes Oxley.

•

an approximately $0.7 million increase in facility and equipment costs.  During 2015, we amended two of our office leases and in April 2016 we took possession of additional office space pursuant to the amended leases; therefore, we expect that our facility and equipment costs will continue at the higher levels similar to the three months ended September 30, 2016.

Research and development expenses:

For the three months ended September 30, 2016, R&D expenses were approximately $52.0 million, compared to approximately $51.9 million for the three months ended September 30, 2015. R&D expenses for the three months ended September 30, 2016 and 2015 were as follows:

Research and development expenses	Three Months Ended September 30,		Period to period
(in thousands)	2016	2015	percentage change
Clinical trial expenses	$17,890	$20,554	(13.0%)
Internal clinical development	6,179	6,229	(0.8%)
Internal regulatory affairs and quality assurance	2,361	2,358	0.1%
Consultants and contractors	2,973	2,220	33.9%
Internal chemical manufacturing	494	354	39.5%
Employee stock-based compensation	22,080	20,209	9.3%
	$51,977	$51,924	0.1%

For the three months ended September 30, 2016, R&D expenses increased approximately $0.1 million compared to the same period in 2015.  Stock-based compensation expense increased approximately $1.8 million and reflects our increased headcount and additional awards to existing employees, offset by an approximately $1.7 million decrease in other R&D expenses for the three months ended September 30, 2016.The decrease in other R&D expenses was primarily attributable to:

•

an approximately $2.7 million decrease in clinical trial expenses as a result of a decrease in CRO professional and pass-through costs of approximately $3.7 million and a decrease in drug supply manufacturing and logistics of approximately $0.8 million as clinical trial activity decreased, offset by an approximately $1.8 million increase in clinical services primarily attributable to our preparation for filing the NDA and MAA, which were submitted in July 2016 and June 2016, respectively.

•

an approximately $0.7 million increase for internal clinical development, internal regulatory affairs and quality assurance, and internal chemical manufacturing.  This increase represents an increase in full-time R&D headcount to 135 from 126 for the three months ended September 30, 2016, compared to the same period in 2015.

•

an approximately $0.1 million increase in consultants and contractors related expenses due to increased activity in our preparation for filing the NDA and MAA, which were submitted in July 2016 and June 2016, respectively.

We expect R&D expenses, excluding stock-based compensation, to decrease slightly going forward for our existing clinical trials as we conclude the work performed by CRO and consulting expenses related to the filing and review of the NDA and MAA.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

General and administrative expenses:

For the nine months ended September 30, 2016, G&A expenses were approximately $37.3 million, compared to approximately $22.2 million for the nine months ended September 30, 2015. G&A expenses for the nine months ended September 30, 2016 and 2015 were as follows:

General and administrative expenses	Nine Months Ended September 30,		Period to period
(in thousands)	2016	2015	percentage change
Payroll and related costs	$4,870	$2,965	64.2%
Professional fees and expenses	7,242	3,536	104.8%
Facility and equipment costs	3,313	1,697	95.2%
Employee stock-based compensation expense	19,721	12,173	62.0%
Other	2,180	1,841	18.4%
	$37,326	$22,212	68.0%

For the nine months ended September 30, 2016, G&A expenses increased approximately $15.1 million compared to the same period in 2015.  Approximately $7.5 million of this increase is related to an increase in stock-based compensation expense attributable to our increased headcount and additional incentive awards to existing employees.  The remaining approximately $7.6 million increase in G&A expense for the nine months ended September 30, 2016, compared to the same period in 2015, was primarily attributable to:

•

an approximately $1.9 million increase in payroll and related costs as administrative headcount increased from 16 to 23 to support corporate growth and to prepare for the commercial launch of neratinib.  We expect these payroll and related costs to continue to increase as we prepare for commercialization.

•

an approximately $3.7 million increase in professional fees and expenses, which consist primarily of legal, auditing, consulting and investor relations fees.  We expect these fees to increase as we continue to defend against the class action, derivative and defamation lawsuits filed against us, prepare for commercialization and as we support compliance measures related to Sarbanes Oxley.

•

an approximately $1.6 million increase in facility and equipment costs.  During 2015, we amended two of our office leases and in April 2016 we took possession of additional office space pursuant to the amended leases; therefore, we expect that our facility and equipment costs will continue at the higher levels similar to the nine months ended September 30, 2016.

Research and development expenses:

For the nine months ended September 30, 2016, R&D expenses were approximately $166.4 million, compared to approximately $156.0 million for the nine months ended September 30, 2015. R&D expenses for the nine months ended September 30, 2016 and 2015 were as follows:

Research and development expenses	Nine Months Ended September 30,		Period to period
(in thousands)	2016	2015	percentage change
Clinical trial expenses	$60,343	$63,587	(5.1%)
Internal clinical development	19,576	17,514	11.8%
Internal regulatory affairs and quality assurance	7,542	6,488	16.2%
Consultants and contractors	9,217	6,467	42.5%
Internal chemical manufacturing	1,453	896	62.2%
Employee stock-based compensation	68,269	61,081	11.8%
	$166,400	$156,033	6.6%

For the nine months ended September 30, 2016, R&D expenses increased approximately $10.4 million compared to the same period in 2015.  Approximately $7.2 million of this increase is related to an increase in stock-based compensation expense, attributable to additional incentive awards to new and existing employees.  The remaining approximately $3.2 million increase in R&D expense for the nine months ended September 30, 2016, compared to the same period in 2015, was primarily attributable to:

•

an approximately $3.7 million increase for internal clinical development, internal regulatory affairs and quality assurance, and internal chemical manufacturing.  This increase represents an increase in full-time R&D headcount to 135 from 126 for the nine months ended September 30, 2016, compared to the same period in 2015.  We expect internal R&D expenses to continue at levels similar to the nine months ended September 30, 2016, as we expect headcount will remain at approximately the same level.

•

an approximately $2.7 million increase in consultants and contractors related expenses due to increased activity in our preparation for filing the NDA and MAA, which were submitted in July 2016 and June 2016, respectively.

•

an approximately $3.3 million decrease in clinical trial expenses as a result of a decrease in CRO professional and pass-through costs of approximately $9.9 million, offset by an increase in drug supply manufacturing and logistics of approximately $3.0 million and an increase of approximately $3.6 million in clinical services primarily attributable to our preparation for filing the NDA and MAA.

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

Interest income:

For the three and nine months ended September 30, 2016 , we recognized approximately $0.2 million and approximately $0.8 million in interest income, compared to approximately $0.3 million and approximately $0.7 million for the same periods in 2015, respectively. The increase in interest income is due to the use of longer-term higher yielding investments.

Other expenses:

During the nine months ended September 30, 2016, we recognized a loss of approximately $0.4 million on the disposal of leasehold improvements due to the relocation of our South San Francisco office (see Note 9 – Commitments and Contingencies of the Consolidated Financial Statements section of the Annual Report on Form 10-K for the year ended December 31, 2015).

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2016 and December 31, 2015, and is intended to supplement the more detailed discussion that follows:

Liquidity and capital resources (in thousands)	September 30, 2016	December 31, 2015
Cash and cash equivalents	$52,541	$31,569
Marketable securities	56,390	184,320
Receivables	1,179	—
Working capital	79,801	191,107
Stockholders' equity	91,148	206,007

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash provided by (used in):
Operating activities	$(100,729)	$(121,437)
Investing activities	121,350	(125,545)
Financing activities	351	232,041
Increase in cash and cash equivalents	$20,972	$(14,941)

Operating Activities:

For the three and nine months ended September 30, 2016, we reported a net loss of approximately $65.8 million and $203.4 million, respectively, compared to approximately $60.4 million and $177.6 million for the same periods in 2015, respectively.  Additionally, cash used in operating activities for the three and nine months ended September 30, 2016, was approximately $34.9  million and $100.7 million, respectively, compared to approximately $36.9 million and approximately $121.4 million for the same periods in 2015, respectively.

Cash used in operating activities for the nine-months ended September 30, 2016 consisted of a net loss of $203.4 million offset by approximately $91.9 million of non-cash items such as depreciation and amortization, a build-out allowance from the landlord for our office space, the disposal of leasehold improvements and stock-based compensation; an increase of approximately $5.2 million in accrued expenses and accounts payable; an increase of approximately $3.9 million in the liability for deferred rent; an increase in other receivables of approximately $1.2 million related to the build-out allowance to be received from the landlord; and a decrease of approximately $2.8 million in prepaid expenses and other.

Cash used in operating activities for the nine months ended September 30, 2015, consisted of a net loss of $177.6 million offset by approximately $74.0 million of non-cash items such as depreciation and amortization and stock-based compensation, an increase in the liability for deferred rent of approximately $0.2 million, an increase in prepaid expenses and other of approximately $0.7 and a decrease in accrued expenses and accounts payable of approximately $19.1 million during the nine months ended September 30, 2015.

Investing Activities:

During the nine months ended September 30, 2016, net cash provided by investing activities was approximately $121.4 million compared to net cash used in investing activities of approximately $125.5 million for the same period in 2015. The approximately $121.4 million of net cash provided by investing activities during the nine months ended September 30, 2016 was made up of approximately $209.9 million of sales or maturities of available-for-sale securities, offset by $81.8 million of cash invested in available-for-sale securities, approximately $3.7 million used to purchase property and equipment and approximately $3.0 million of expenditures for leasehold improvements.  During the nine months ended September 30, 2015, cash used in investing activities was primarily made up of approximately $211.8 million used for the purchase of available-for-sale securities, approximately $3.1 million used for restricted cash to secure a standby letter of credit for our amended leases and approximately $1.1 million used to purchase property, equipment, and leasehold improvements, offset by approximately $90.5 million cash provided by the sale or maturities of available-for-sale securities.

Financing Activities:

During the nine months ended September 30, 2016, cash provided by financing activities consisted of approximately $0.4 million of net proceeds from the exercise of stock options.  During the same period in 2015, cash provided by financing activities was approximately $232.0 million, comprised of net proceeds of approximately $205.1 million from the closing of the January 2015 public offering of our common stock and approximately $26.9 million of net proceeds from the exercise of stock options.

Current and Future Financing Needs:

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and R&D efforts, and our preparation for commercialization. Given the current and desired pace of clinical development of our product candidates, over the next 12 months we estimate that our R&D spending will be approximately $115 million to $130 million, excluding stock-based compensation. We anticipate spending approximately $15 million to $20 million over the next 12 months for general and administrative expenses, excluding stock-based compensation.  For sales and marketing, which includes costs to prepare for commercialization, we anticipate spending approximately $8 million to $10 million in the next 12 months.  However, should we receive regulatory approval, we anticipate a major increase in costs associated with sales and marketing and Licensor milestone payments. The actual amount of funds we will need to operate is subject to many factors, including the mechanism by which we choose to commercialize and some factors which are beyond our control.

While we believe that the approximately $108.9 million in cash, cash equivalents and marketable securities as of September 30, 2016, together with the approximately $161.8 million in net proceeds we received from the issuance and sale of common stock in October 2016, will be sufficient to enable us to meet our anticipated expenditures for the next 12 to 18 months, we may seek to obtain additional capital through the sale of debt or equity securities, if necessary, especially in conjunction with opportunistic acquisitions or licensing arrangements. We expect to continue incurring significant losses for the foreseeable future and our continuing operations will depend on whether we are able to raise additional funds through additional equity or debt financing or by entering into a strategic alliance with a third party concerning one or more of our product candidates. Through September 30, 2016, a significant portion of our financing has been through public offerings and private placements of our equity securities. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital raised will be sufficient to meet our needs. Further, in light of current economic conditions, including the lack of access to the capital markets being experienced by small companies, particularly in our industry, there can be no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future, we may be forced to delay or discontinue the development of one or more of our product candidates and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

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

Non-GAAP Financial Measures:

In addition to our operating results, as calculated in accordance with GAAP, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance. The following table presents our net loss and net loss per share, calculated in accordance with GAAP, as adjusted to remove the impact of employee stock-based compensation. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures. We believe these non-GAAP measures enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods.

For the three and nine months ended September 30, 2016, stock-based compensation represented approximately 45.2% and 43.3% of our loss from operations, respectively, and approximately 41.3% and 41.3% for the same periods in 2015. This cost is related to our employee hiring practice and the fair market value of stock option grants on the day granted.

Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Loss and

GAAP Net Loss Per Share to Non-GAAP Adjusted Net Loss Per Share

(in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
GAAP net loss	$(65,781)	$(60,417)	$(203,350)	$(177,565)
Adjustments:
Stock-based compensation -
General and administrative	7,671	4,747	19,721	12,173	(1)
Research and development	22,080	20,209	68,269	61,081	(2)
Non-GAAP adjusted net loss	$(36,030)	$(35,461)	$(115,360)	$(104,311)

GAAP net loss per share—basic and diluted	$(2.02)	$(1.87)	$(6.26)	$(5.55)
Adjustment to net loss (as detailed above)	0.91	0.77	2.71	2.29
Non-GAAP adjusted net loss per share	$(1.11)	$(1.10)	$(3.55)	$(3.26)	(3)

(1) To reflect a non-cash charge to operating expense for general and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.

(3) Non-GAAP adjusted net loss per share was calculated based on weighted average common shares outstanding of 32,497,168 and 32,489,584 for the three and nine months ended September 30, 2016, and 32,303,203 and 32,018,869 for the three and nine months ended September 30, 2015, respectively.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet agreements,” as defined by SEC regulations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investing activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalents and available-for-sale investments in a variety of securities, which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes because of the relatively short maturities of our investments and we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We manage our sensitivity to these risks by maintaining investment grade short-term investments. We do not purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of September 30, 2016, our investments consisted primarily of corporate obligations. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or 10% decrease in interest rates, due mainly to the short-term nature of our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Additionally, we do not invest in foreign currencies or other foreign investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer have concluded that these disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Hsu v. Puma Biotechnology, Inc., et. al.

On June 3, 2015, Hsingching Hsu, individually and on behalf of all others similarly situated, filed a class action lawsuit against us and certain of our executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG).  On October 16, 2015, lead Plaintiff Norfolk Pension Fund filed an amended complaint on behalf of all persons who purchased our securities between July 22, 2014 and May 29, 2015.  The amended complaint alleges that we and certain of our executive officers made false and/or misleading statements and failed to disclose material adverse facts about our business, operations, prospects and performance in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiff seeks damages, interest, costs, attorneys' fees, and other unspecified equitable relief.  On November 30, 2015, we filed a motion to dismiss the amended complaint. The plaintiff opposed this motion, and the court heard oral argument on March 14, 2016. On September 30, 2016, the court denied our motion to dismiss.  We intend to vigorously defend this matter.

Eshelman v. Puma Biotechnology, Inc., et. al.

On February 2, 2016, Fredric N. Eshelman filed a lawsuit against our Chief Executive Officer and President, Alan H. Auerbach, and us in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D).  The complaint generally alleges that Mr. Auerbach and we made defamatory statements regarding Dr. Eshelman in connection with a proxy contest.  Dr. Eshelman seeks compensatory and punitive damages and expenses and costs, including attorneys’ fees.  On April 4, 2016, the defendants filed a motion to dismiss the complaint.  On May 2, 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach.  The court has set a schedule for discovery to be conducted through September 2017.  We intend to vigorously defend this matter.

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

Recent Sales of Unregistered Securities

We did not sell any of our equity securities without registration under the Securities Act of 1933, as amended, during the quarter ended September 30, 2016.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) made any purchases of our equity securities during the quarter ended September 30, 2016.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS
(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1

Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 14, 2016 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2016 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2016 and incorporated herein by reference)

10.1+	Amendment to Stock Option Grant Notice and Stock Option Agreement, dated August 1, 2016, by and between the Company and Richard Phillips

10.2+	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2016 and incorporated herein by reference)

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016

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

PUMA BIOTECHNOLOGY, INC.
Date: November 9, 2016	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 9, 2016	By:	/s/ Charles R. Eyler
Charles R. Eyler
Senior Vice President, Finance and Administration and Treasurer
(Principal Financial and Accounting Officer)