Form 10-K
period 2016-12-31
PUMA BIOTECHNOLOGY, INC.
filed 2017-03-01
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 001-35703

PUMA BIOTECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0683487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10880 Wilshire Boulevard, Suite 2150

Los Angeles, CA 90024

(424) 248-6500

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $505,788,174 as of June 30, 2016, based upon the closing price of $29.79 per share of the registrant’s common stock on the New York Stock Exchange (on which the registrant’s common stock was then listed) on Thursday, June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 22, 2017, there were 36,951,978 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders, or the 2017 Proxy Statement, are incorporated by reference into Part III of the Form 10-K to the extent stated herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and may be forward looking. These forward-looking statements include, but are not limited to, statements about:

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;
•	the anticipated timing of regulatory filings;
•	the regulatory approval of our drug candidates;
•	the anticipated timing of product revenues and the commercial availability of our drug candidates;
•	our use of clinical research organizations and other contractors;
•	our ability to find collaborative partners for research, development and commercialization of potential products;
•	our ability to market any of our products;
•	our history of operating losses;
•	our expectations regarding our costs and expenses;
•	our anticipated capital requirements and estimates regarding our needs for additional financing;
•	our ability to compete against other companies and research institutions;
•	our ability to secure adequate protection for our intellectual property;
•	our intention and ability to vigorously defend against a securities class action lawsuit, derivative lawsuits and a defamation lawsuit;
•	our ability to attract and retain key personnel; and
•	our ability to obtain adequate financing.

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

Breast cancer is the leading cause of cancer death among women worldwide.  Studies show that approximately 20% to 25% of breast cancer tumors have an over-expression of the HER2 protein. Women with breast cancer that over-expresses HER2, referred to as HER2-positive breast cancer, are at greater risk for disease progression and death than women whose tumors do not over-express HER2. Therapeutic strategies, such as the use of trastuzumab (marketed as Herceptin), pertuzumab (marketed as Perjeta) and T-DM1 (marketed as Kadcyla), each produced by Genentech, and lapatinib (marketed as Tykerb) produced by Novartis, given either alone or in combination with chemotherapy, have been developed to improve the treatment of this cancer by binding to the HER2 protein. There are also a number of trials ongoing that involve various combinations of these drugs (for example, Perjeta). Based on pre-clinical studies and clinical trials to date, we believe that neratinib may offer an advantage over existing treatments by more potently inhibiting HER2 at a different site and using a different mechanism than these other drugs.

In June and July 2016, we submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, and filed a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, respectively, for neratinib for the extended adjuvant treatment of patients with early-stage HER2-overexpressed/amplified breast cancer who have received prior adjuvant trastuzumab-based therapy. The MAA and NDA submissions are based upon the results of the ExteNET Phase III study, or the ExteNET trial, which reached its primary endpoint whereby neratinib demonstrated a statistically significant reduction in the risk of invasive disease recurrence or death versus placebo.  The EMA validated the MAA and the FDA accepted for review the NDA.

Separately, in February 2013, we reached agreement with the FDA under a Special Protocol Assessment, or SPA, for a planned Phase III clinical trial of PB272 in patients with HER2-positive metastatic breast cancer who have failed two or more prior treatments (third-line disease). The EMA has also provided follow-on scientific advice, or SA, consistent with that of the FDA regarding our ability to use the trial to support regulatory approval in the European Union. We refer to this trial as PUMA-NER-1301.  We initiated this trial in June 2013.

Additionally, in December 2016, we initiated a managed access program for neratinib. Managed access programs provide physicians and patients access to medicines when there are limited or no other therapeutic options available.  Our managed access program for neratinib will enable participation from countries outside the United States, including European Union Member States, where permitted by applicable rules, procedures and regulatory authorities. The program will provide access to neratinib for the treatment of early stage HER2-positive breast cancer (extended adjuvant setting), HER2-positive metastatic breast cancer and HER2-mutated solid tumors. Patients must not be able to participate in any ongoing neratinib clinical trial to qualify for our managed access program. Patients in the managed access program will be given neratinib and will be instructed to take a prophylaxis during treatment to manage neratinib-related diarrhea, which we expect will consist of high dose loperamide and budesonide.  We have partnered with Caligor Opco LLC, which specializes in early access to medicines, to implement and oversee the managed access program for neratinib.

In addition to continuing to follow the patients from the ExteNET trial and continuing the PUMA-NER-1301 trial, we are actively conducting the following trials to evaluate the safety and efficacy of neratinib in various indications:

•

a Phase II clinical trial of neratinib for the extended adjuvant treatment of patients with early stage HER2-overexpressed/amplified breast cancer who have received prior adjuvant trastuzumab (Herceptin)-based therapy in which patients are given antidiarrheal prophylaxis including loperamide alone or in combination with budesonide or other agents in order to prevent and reduce the neratinib-related diarrhea;

•	a Phase II clinical trial of neratinib in combination with the chemotherapy drug capecitabine in patients with HER2-positive metastatic breast cancer that has metastasized to the brain;
•	a Phase II clinical trial of neratinib in combination with the endocrine therapy fulvestrant in the treatment of patients with HER2-negative breast cancer that have a HER2 mutation;
•	a Phase II clinical trial of neratinib monotherapy in the treatment of solid tumors that have an activating HER2 mutation;
•	Phase II clinical trials in the neoadjuvant treatment of HER2-positive breast cancer;
•	a Phase II clinical trial in the treatment of HER2-mutated non-small cell lung cancer; and
•	a Phase I/II trial of neratinib plus Kadcyla in patients with metastatic HER2-positive breast cancer.

During the next 12 to 18 months, we expect to commence a Phase II clinical trial for the neoadjuvant treatment of patients with triple negative breast cancer who have phosphorylated HER1 (EGFR) and HER2 and a Phase II randomized trial of neratinib plus endocrine in patients with hormone receptor-positive HER2-positive metastatic breast cancer. We also plan to continue to evaluate the application of neratinib in the treatment of other forms of HER2-positive or HER2-mutated cancers where there may be unmet medical needs.

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

Strategy

Our strategy is to become a leading oncology-focused biopharmaceutical company. The key elements of our strategy are as follows:

•

Seek regulatory approval and commence commercialization of neratinib in our lead indication. In June and July 2016, we submitted an MAA to the EMA and filed an NDA with the FDA, respectively, for neratinib for the extended adjuvant treatment of patients with early-stage HER2-overexpressed/amplified breast cancer who have received prior adjuvant trastuzumab-based therapy. The MAA and NDA submissions are based upon the results of the ExteNET trial, which reached its primary endpoint whereby neratinib demonstrated a statistically significant reduction of risk of invasive disease recurrence or death versus placebo.  We are continuing to evaluate potential commercialization options for the extended adjuvant setting, including developing a direct sales force, contracting with third parties to provide sales and marketing capabilities, some combination of these two options or other strategic options.  Additionally, we believe we currently have sufficient inventory on hand to support at least the first year of commercialization in the extended adjuvant setting and will continue to monitor and evaluate our third party manufacturers’ ability to provide commercial supply of the product.

•

Continue to advance the development of neratinib for the treatment of other HER2-positive breast cancer indications.  We are primarily focused on developing neratinib for the treatment of patients with HER2-positive breast cancer, HER2-negative breast cancer who have a HER2 mutation and other solid tumors with an activating mutation in HER2, and HER2-mutated non-small cell lung cancer.  In addition to our completed ExteNET trial, we have several ongoing clinical trials focused on the treatment of patients with HER2-positive breast cancer.  In June 2013, we commenced a Phase III clinical trial of neratinib in patients with HER2-positive metastatic breast cancer who have failed two or more prior treatments (third-line disease).  We also have several ongoing Phase I and Phase II clinical trials evaluating the use of neratinib in combination with various other drugs, including Kadcyla, Xeloda, Paclitaxel and Torisel, to treat patients with HER2-positive metastatic breast cancer and HER2-positive metastatic breast cancer that has metastasized to the brain.

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

Currently, the only treatment approved by the FDA for the treatment of neoadjuvant (newly diagnosed) HER2-positive breast cancer is the combination of pertuzumab plus trastuzumab and taxane chemotherapy.  The FDA-approved therapy for the adjuvant treatment of HER2-positive early stage breast cancer is the combination of trastuzumab and chemotherapy.   In addition, we are aware of the ongoing APHINITY trial, which is comparing pertuzumab plus trastuzumab and chemotherapy versus placebo plus trastuzumab and chemotherapy as an adjuvant therapy, and the KAITLIN trial, which is comparing trastuzumab plus pertuzumab plus taxane following anthracyclines versus T-DM1 plus pertuzumab following anthracyclines as an adjuvant therapy.  There is currently no FDA-approved drug for the extended adjuvant treatment of early stage HER2-positive breast cancer that has been previously treated with trastuzumab.

Trastuzumab and pertuzumab given in combination with taxane chemotherapy is the current first-line standard of care for HER2-positive metastatic breast cancer.  Lapatinib (Tykerb), given in combination with the chemotherapy drug capecitabine, is also FDA-approved for the treatment of patients who have failed prior treatments. In a Phase II clinical trial, lapatinib demonstrated a median progression free survival of 8 to 9 weeks and a response rate of 5 - 7%.  In a Phase III clinical trial, patients with HER2-positive metastatic breast cancer who received the combination of lapatinib plus capecitabine demonstrated a median progression free survival of 27.1 weeks and a response rate of 23.7%.  In the Phase III EMILIA trial, the combination of lapatinib plus capecitabine demonstrated a median progression free survival of 25.6 weeks and a response rate of 30.8%.  T-DM1 is approved by the FDA for the treatment of patients with HER2-positive metastatic breast cancer who previously received first line trastuzumab based therapy.  Unfortunately, the disease eventually progresses for most patients with HER2-positive breast cancer while on these treatments. For these reasons, there is a need for alternatives to block HER2 signaling in patients who fail treatment with prior HER2 directed treatments. Neratinib is an orally active small molecule that inhibits HER2 at a different site and uses a different mechanism than trastuzumab. As a result, we believe that neratinib may have utility in patients with HER2-positive metastatic breast cancer who have failed treatment with trastuzumab.

We believe that there are approximately 36,000 patients in the United States and 34,000 patients in the European Union, or EU, with newly diagnosed HER2-positive breast cancer.  Based on our internal estimates, we believe that the worldwide Herceptin adjuvant revenue was approximately $4.5 to $5.0 billion in 2015. We also believe that there are between 5,000 and 6,000 patients in the United States with third-line or later HER2-positive metastatic breast cancer. In 2013, worldwide sales of Tykerb for this indication were approximately $325 million.

We believe that approximately 2% of all newly diagnosed breast cancer patients have mutation in HER2 kinase (approximately 4,000 to 5,000 patients in the United States) and that approximately 4 – 5% of all metastatic breast cancer patients have mutation in HER2 kinase (approximately 8,000 to 10,000 patients in the United States). We believe that this mutation occurs mostly in patients with hormone receptor-positive disease.

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

PB272 (neratinib (oral))—Early Stage Breast Cancer

Extended Adjuvant Breast Cancer

Two-Year ExteNET Data.  In July 2014, we announced top line results from the Phase III clinical trial of neratinib for the extended adjuvant treatment of early stage HER2-positive breast cancer (ExteNET Trial). The data from this trial was presented in an oral presentation at the American Society of Clinical Oncology (ASCO) 2015 Annual Meeting in June 2015 and was published online in The Lancet Oncology in February 2016. The ExteNET trial is a double-blind, placebo-controlled, Phase III trial of neratinib versus placebo after adjuvant treatment with Herceptin in women with early stage HER2-positive breast cancer.  More specifically, the ExteNET trial enrolled 2,840 patients in 41 countries with early stage HER2-positive breast cancer who had undergone surgery and adjuvant treatment with trastuzumab. After completion of adjuvant treatment with trastuzumab, patients were randomized to receive extended adjuvant treatment with either neratinib or placebo for a period of one year. Patients were then followed for recurrent disease, ductal carcinoma in situ (DCIS), or death for a period of two years after randomization in the trial.

The safety results of the study showed that the most frequently observed adverse event for the neratinib-treated patients was diarrhea, with approximately 39.9% of the neratinib-treated patients experiencing grade 3 or higher diarrhea (1 patient, 0.1%, had grade 4 diarrhea). Patients who received neratinib in this trial did not receive any prophylaxis with antidiarrheal agents to prevent the neratinib-related diarrhea. Puma’s previously reported clinical data from several trials have demonstrated that the use of high dose prophylactic loperamide may greatly reduce the rate of grade 3 diarrhea with neratinib, with grade 3 diarrhea rates ranging from 0-17% in studies in which high dose loperamide prophylaxis was used.  We are currently conducting an international, open-label, Phase II study investigating the use of antidiarrheal prophylaxis with loperamide alone or with other agents in the prevention and reduction of neratinib-associated diarrhea and more specifically grade 3 diarrhea.  The interim results of this trial (data cut-off of November 2016) showed that the incidence of grade 3 diarrhea for the total 135 patients who received the loperamide prophylaxis was 28.1% and that the incidence of grade 3 diarrhea was 15.0% for the 40 patients who received the combination of loperamide plus budesonide.   In all of its current ongoing studies Puma is instituting the use of antidiarrheal prophylaxis for the first cycle of treatment in order to continue to reduce the neratinib-related diarrhea.  See “–Safety Database” for additional information.

The primary endpoint of the trial was invasive disease-free survival (DFS). The results of the trial demonstrated that treatment with neratinib resulted in a 33% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.67, p = 0.009). The 2-year DFS rate for the neratinib arm was 93.9% and the 2-year DFS rate for the placebo arm was 91.6%. The secondary endpoint of the trial was disease-free survival including ductal carcinoma in situ (DFS-DCIS). The results of the trial demonstrated that treatment with neratinib resulted in a 37% reduction of risk of disease recurrence including DCIS or death versus placebo (hazard ratio = 0.63, p = 0.002). The 2-year DFS-DCIS rate for the neratinib arm was 93.9% and the 2-year DFS-DCIS rate for the placebo arm was 91.0%.

As an inclusion criteria for the ExteNET trial, patients needed to have tumors that were HER2-positive using local assessment. In addition, as a pre-defined subgroup in the trial, patients had centralized HER2 testing performed on their tumor as well. At the time the 2-year data was compiled, centralized HER2 testing had been performed on 1,704 (60%) of the patients in the ExteNET trial and further central testing on available samples was currently ongoing. For the 1,463 patients whose tumors were HER2-positive by central confirmation, the results of the trial demonstrated that treatment with neratinib resulted in a 49% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.51, p = 0.002). The 2-year DFS rate for the centrally confirmed patients in the neratinib arm was 94.7% and the 2-year DFS rate for the centrally confirmed patients in the placebo arm was 90.6%. For the patients in the trial whose tumors were HER2-positive by central confirmation, the results of the trial demonstrated that treatment with neratinib resulted in a 51% reduction of risk of disease recurrence including DCIS or death versus placebo (hazard ratio = 0.49, p < 0.001). The 2-year DFS-DCIS rate for the centrally confirmed patients in the neratinib arm was 94.7% and the 2-year DFS rate for centrally confirmed patients in the placebo arm was 90.2%.

For the pre-defined subgroup of patients with hormone receptor positive disease, the results of the trial demonstrated that treatment with neratinib resulted in a 49% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.51, p = 0.001). The 2-year DFS rate for the neratinib arm was 95.4% and the 2-year DFS rate for the placebo arm was 91.2%. For the patients in the trial whose tumors were HER2-positive by central confirmation, the results of the trial demonstrated that treatment with neratinib resulted in a 75% reduction of risk of invasive disease recurrence or death (hazard ratio = 0.25, p < 0.001). The 2-year DFS rate for the centrally confirmed patients in the neratinib arm was 97.0% and the 2-year DFS rate for centrally confirmed patients in the placebo arm was 88.4%.

Based on the results from the ExteNET trial, in June and July 2016, we submitted an MAA with the EMA and filed an NDA with the FDA, respectively, for regulatory approval of neratinib in the extended adjuvant setting.

Five-Year ExteNET Data.  In July 2016, we announced updated results from the ExteNET trial. As part of the data analysis for the NDA filing in the United States and the MAA submission in Europe, an updated analysis that included an interim 5-year invasive DFS analysis was performed. This data analysis was performed in order to examine the durability of treatment effect beyond the 2-year data included in the primary analysis. This interim analysis was not a pre-planned analysis in the statistical analysis plan for the trial. For the primary endpoint of the trial, invasive DFS, the 5-year interim results of the trial demonstrated that treatment with neratinib resulted in a 26% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.74, p = 0.017). The 5-year interim invasive DFS rate for the neratinib arm was 90.4% and the 5-year interim invasive DFS rate for the placebo arm was 87.9%. Additional updated results for the 3-year invasive DFS rate and 4-year invasive DFS rate are shown in the table below:

DFS for Intent to Treat (ITT) Population
	3-Year DFS	4-Year DFS	5-Year Interim DFS
Neratinib	92.5%	91.4%	90.4%
Placebo	90.3%	89.2%	87.9%
Absolute Invasive DFS Difference	2.2%	2.2%	2.5%

As an inclusion criteria for the ExteNET trial, patients needed to have tumors that were HER2 positive using local assessment. In addition, as a pre-defined subgroup in the trial, patients had centralized HER2 testing performed on their tumor as well. To date, centralized HER2 testing has been performed on 2,140 (75%) of the patients in the ExteNET trial, and further centralized testing on available samples is currently ongoing. For the 1,777 patients whose tumors were HER2 positive by central confirmation, the interim results of the trial demonstrated that treatment with neratinib resulted in a 30% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.70, p = 0.026). The 5-year interim invasive DFS rate for the centrally confirmed patients in the neratinib arm was 90.8% and the 5-year interim invasive DFS rate for the centrally confirmed patients in the placebo arm was 88.1%.

For the pre-defined subgroup of 1,631 patients with hormone receptor positive disease, the interim results of the trial demonstrated that treatment with neratinib resulted in a 41% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.59, p = 0.002). The 5-year interim invasive DFS rate for the neratinib arm was 91.7% and the 5-year interim invasive DFS rate for the placebo arm was 86.9%. Additional updated results for the 3-year invasive DFS rate and 4-year invasive DFS rate are shown in the table below:

DFS for Hormone Receptor Positive (HR-positive) Population
	3-Year DFS	4-Year DFS	5-Year Interim DFS
Neratinib	93.8%	92.9%	91.7%
Placebo	89.9%	88.6%	86.9%
Absolute Invasive DFS Difference	3.9%	4.3%	4.8%

We anticipate that full 5-year DFS data will be available in the second half of 2017.

Neoadjuvant Breast Cancer

At the 2010 CTRC-AACR San Antonio Breast Cancer Symposium, the results of the Neoadjuvant Lapatinib and/or Trastuzumab Treatment Optimisation Study, or the Neo-ALTTO study, were presented. In this trial, patients with HER2-positive breast cancer were randomized to receive either the combination of paclitaxel plus trastuzumab, the combination of paclitaxel plus lapatinib or the combination of paclitaxel plus trastuzumab plus lapatinib, as a neoadjuvant (preoperative) therapy. The results of the trial demonstrated that patients who received the combination of paclitaxel plus trastuzumab demonstrated a pathological complete response rate, or pCR, of 27.6% in the breast and lymph nodes, the patients who received paclitaxel plus lapatinib had a pCR of 20.0% and the patients who received the combination of paclitaxel plus trastuzumab plus lapatinib had a pCR of 46.8%.

Also at the 2010 CTRC-AACR San Antonio Breast Cancer Symposium, the results of the Neo-Sphere study were presented. In this trial, patients with HER2-positive breast cancer were randomized to receive either the combination of docetaxel plus trastuzumab, the combination of docetaxel plus pertuzumab, the combination of trastuzumab plus pertuzumab or the combination of docetaxel plus trastuzumab plus pertuzumab, as a neoadjuvant (preoperative) therapy. The results of the trial demonstrated that the patients who received the combination of docetaxel plus trastuzumab had a pCR of 21.5%in the breast and lymph nodes, the patients who received docetaxel plus pertuzumab had a pCR of 17.7%, the patients who received pertuzumab plus trastuzumab had a pCR of 11.2% and the patients who received the combination of docetaxel plus trastuzumab plus pertuzumab had a pCR of 39.3%.

I-SPY 2 Trial. In 2010, the Foundation for the National Institutes of Health initiated the I-SPY 2 TRIAL (Investigation of Serial Studies to Predict Your Therapeutic Response with Imaging And moLecular Analysis 2). The I-SPY 2 TRIAL is a randomized Phase II clinical trial for women with newly diagnosed Stage 2 or higher (tumor size at least 2.5 cm) breast cancer that addresses whether adding investigational drugs to standard chemotherapy in the neoadjuvant setting is better than standard chemotherapy. The primary endpoint is pCR in the breast and the lymph nodes at the time of surgery. The goal of the trial is to match investigational regimens with patient subsets on the basis of molecular characteristics, referred to as biomarker signatures that, benefit from the regimen.

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

Patients in the I-SPY 2 TRIAL were screened using the MammaPrint 70-gene signature test to determine if they had a heightened risk of breast cancer recurrence. The median MammaPrint score from the patients in the previous I-SPY 1 TRIAL who fit the eligibility criteria for I-SPY 2 was used as a predefined stratification factor for the I-SPY 2 TRIAL. Patients in I-SPY 2 were stratified as either MammaPrint High (below the median from I-SPY 1) or MammaPrint Ultra High (above the median from I-SPY 1). For the 41 neratinib treated patients in the trial who were MammaPrint Ultra High (80.5% of whom were HER2 negative), treatment with the neratinib-containing regimen resulted in an estimated pCR rate of 47.5% compared to the control arm, which demonstrated an estimated pCR rate of 29.4%. The Bayesian probability of superiority for the neratinib-containing regimen is 93.3%, which is analogous to a p-value of 0.067. In addition, the Bayesian predictive probability of showing statistical superiority in a 300-patient Phase III randomized trial of paclitaxel plus neratinib versus paclitaxel alone for HER2-negative patients or in combination with trastuzumab for the HER2-positive patients, is 71.8%.

The results of the I-SPY2 TRIAL with neratinib were published in The New England Journal of Medicine in July 2016.  Based on the graduation of neratinib from the I-SPY2 TRIAL, neratinib is now eligible to proceed into the I-SPY 3 Phase III clinical trial, which is currently being planned.

FB-7 Trial.  In 2010, Pfizer, in collaboration with the National Surgical Adjuvant Breast and Bowel Project, or NSABP, a clinical trials cooperative group supported by the National Cancer Institute, or NCI, initiated the FB-7 study to investigate the use of neratinib as a neoadjuvant therapy for newly diagnosed HER2-positive breast cancer. In this trial, a total of 126 patients are randomized to receive neratinib plus the chemotherapy drug paclitaxel or trastuzumab plus paclitaxel prior to having surgery to remove their tumors. The purpose of this study is to test whether adding neratinib to paclitaxel chemotherapy is better than trastuzumab plus paclitaxel chemotherapy before having surgery. This trial was modified in 2012 to include a third treatment arm where patients will receive the combination of neratinib plus trastuzumab plus paclitaxel prior to having surgery to remove their tumors.

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

In December 2016, a biomarker analysis of the FB-7 trial was presented at the 2016 CTRC-AACR San Antonio Breast Cancer Symposium (SABCS).  Pre-treatment core biopsy samples (n=59) and post treatment surgical samples (n=17) were obtained from a subset of patients treated in the FB-7 trial. pCR data were available for 51 patients from the biomarker cohort. After excluding low tumor content non-evaluable samples, correlative biomarker analysis was performed in 42 patients.

Expression levels and the activation status of EGFR/HER2 signaling proteins were investigated. The results of the phosphorylated HER2 (phosphoHER2) showed that median levels of phosphoHER2 were higher in the patients who achieved a pCR with neratinib (n=7) than in the patients who did not achieve a pCR who received either trastuzumab (n=8, p=0.07) or the combination of trastuzumab plus neratinib (n=4, p=0.035). There was not a significant difference in the median levels of phosphoHER2 in the patients who achieved a pCR with neratinib (n=7), trastuzumab (n=8, p=0.16) or the combination of trastuzumab plus neratinib (n=4, p=0.10).

The truncated form of HER2 known as p95HER2 was measured by the proprietary assay of Pierian Bioscience. p95HER2 represents a truncated form of the HER2 receptor that lacks the extracellular trastuzumab binding domain. It is believed to represent a mechanism of trastuzumab resistance. Median p95HER2 levels were higher in samples from patients who achieved a pCR with neratinib than in the patients who did not achieve a pCR and who received either trastuzumab (p=0.027) or the combination of trastuzumab plus neratinib (p=0.009). There was not a significant difference in the median levels of p95HER2 in the patients who achieved a pCR with neratinib (n=7), trastuzumab (n=8, p=0.16) or the combination of trastuzumab plus neratinib (n=4, p=0.35).

The MammaPrint assay was performed on 59 samples to determine if there was any imbalance between arms. This assay is a genomic test that analyzes the activity of 70 genes and then calculates a recurrence score that is either low risk or high risk. The results of the MammaPrint showed that the patients in all three arms of the FB-7 trial were balanced with the median MammaPrint risk score being similar across arms. There were only three patients with a MammaPrint low score.

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

The results of the trial demonstrated that the progression free survival for the patients who received the combination of paclitaxel plus neratinib was 12.9 months and the progression free survival for the patients who received the combination of paclitaxel plus trastuzumab was 12.9 months (p=0.777). The objective response rate in the trial for the patients who received the combination of paclitaxel plus neratinib was 74.8% and the objective response rate for the patients who received the combination of paclitaxel plus trastuzumab was 77.6% (p=0.522).  With respect to the incidence of central nervous system metastases (e.g., brain metastases), treatment with the combination of paclitaxel plus neratinib resulted in a 52% reduction in the incidence of CNS metastases compared to the incidence of CNS metastases in patients who received the combination of paclitaxel plus trastuzumab. Symptomatic or progressive CNS recurrences occurred in 20 patients (8.3%) in the neratinib-paclitaxel group and 41 patients (17.3%) in the trastuzumab-paclitaxel group (relative risk 0.48, p=0.002). The estimated Kaplan-Meier 2-year incidence of CNS recurrences was 16.3% in the neratinib-paclitaxel group and 31.2% in the trastuzumab-paclitaxel group (hazard ratio 0.45, p=0.004). These results reflect a statistically significant difference between the two treatment arms.  We believe that this represents the first randomized trial with a HER2 targeted agent that has shown a statistically significant reduction in the incidence of CNS metastases.  The Phase II trial results were published online in the JAMA Oncology in April 2016.

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

Metastatic Breast Cancer with Brain Metastases

Approximately one-third of the patients with HER2-positive metastatic breast cancer develop metastases that spread to their brain. The current antibody-based treatments, including trastuzumab, pertuzumab and T-DM1, do not enter the brain and therefore are not believed to be effective in treating these patients. In a Phase II trial with lapatinib given as a single agent, lapatinib demonstrated a 6% objective response rate in the patients with HER2-positive metastatic breast cancer whose disease spread to their brain. In January 2012, a Phase II trial of neratinib as a single agent and in combination with the anticancer drug capecitabine in patients with HER2-positive metastatic breast cancer that has spread to their brain was initiated in conjunction with the Dana Farber Translational Breast Cancer Research Consortium. In June 2014, at the American Society of Clinical Oncology (ASCO) 2014 Annual Meeting, results from the first cohort (n=40) who were administered neratinib monotherapy was presented. The efficacy results from the first cohort of the trial showed that for the 40 evaluable patients, 3 (7.5%) patients experienced a partial response (PR), 4 (10%) patients experienced prolonged stable disease (SD) for greater than or equal to 6 months and 12 (30%) patients experienced stable disease (SD) for less than 6 months. The median progression-free survival of the 40 evaluable patients was seen to be 1.9 months and the median overall survival was seen to be 8.7 months. We anticipate that additional results from this trial will be presented in the first half of 2017.

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

In February 2015, Puma initiated a Phase II open-label trial of neratinib monotherapy for one year in 120 patients with early HER2-positive breast cancer who have completed one year of adjuvant trastuzumab, or the CONTROL trial.  This study population is analogous to the patient population from the ExteNET trial.  The purpose of the Phase II trial is to investigate the effect of 2 cycles of high-dose loperamide on diarrhea incidence and severity. In the original protocol, 4 mg loperamide is self-administered with the first dose of neratinib, followed by 2 mg loperamide every 4 hours for the first 3 days, reducing to 2 mg loperamide every 6 to 8 hours through the first 2 cycles of therapy.  With Amendment 1 of the protocol, the loperamide dosing schedule was modified to simplify the regimen.  Following Amendment 1 of the protocol, 4 mg loperamide is self-administered with the first dose of neratinib, followed by 4 mg loperamide three times a day for 2 weeks, followed by 4 mg loperamide twice daily through the first 2 cycles of therapy.  After two cycles, patients do not take loperamide prophylactically but take it as needed throughout the remainder of the treatment duration if diarrhea occurs.

In December 2016, interim results from the CONTROL trial were presented at the 2016 CTRC-AACR San Antonio Breast Cancer Symposium (SABCS). In the trial, patients with HER2-positive early-stage breast cancer who had completed trastuzumab-based adjuvant therapy received neratinib daily for a period of one year. High dose loperamide prophylaxis was given for the first 2 cycles (56 days) of treatment. Initially, the loperamide dosing used was 16 mg on day 1, then 12 mg on days 2 and 3 and then 6-8 mg on days 4-56 (original dosing). The protocol was later amended to simplify the regimen such that patients took 12 mg on days 1-14 and 8 mg on days 15-56 (modified dosing). The CONTROL trial has recently been expanded to include prophylaxis with the combination of loperamide and budesonide, a locally acting corticosteroid that we believe targets the inflammation identified in a preclinical model of neratinib-induced diarrhea.

The interim analysis of the trial presented in the poster included a total of 135 patients who received neratinib plus loperamide prophylaxis (28 patients taking the original dosing and 107 patients taking the modified dosing) and 40 patients who received neratinib plus loperamide prophylaxis for 2 cycles and budesonide for 1 cycle.

The results of the trial (data cut-off of November 2016) showed that the incidence of grade 3 diarrhea for the total 135 patients who received the loperamide prophylaxis was 28.1%. For the 28 patients who received loperamide using the original dosing regimen the grade 3 diarrhea rate was 25.0% and for the 107 patients who received the modified loperamide dosing regimen the grade 3 diarrhea rate was 29.0%. For the patients in the original dosing group, 71% of the patients who experienced grade 3 diarrhea were known to be non-compliant with the loperamide regimen and for the patients in the modified loperamide dosing regimen, 35% of the patients were known to be non-compliant with their loperamide dosing regimen. For the 135 patients who received the loperamide prophylaxis, the median number of grade 3 diarrhea episodes per patient was 1 and the median cumulative duration of grade 3 diarrhea was 3 days. For the 135 patients who received loperamide prophylaxis, 18.5% discontinued neratinib due to diarrhea.

For the 40 patients who received the combination of loperamide plus budesonide, the results of the trial (data cut-off of November 2016) showed that the incidence of grade 3 diarrhea was 15.0%. None of the patients who experienced grade 3 diarrhea were non-compliant with the loperamide plus budesonide regimen. The median number of grade 3 diarrhea episodes per patient was 1 and the median cumulative duration of grade 3 diarrhea was 2.5 days. For the 40 patients who received loperamide plus budesonide prophylaxis, 5.0% discontinued neratinib due to diarrhea. Further information is provided in Table 1 below:

Table 1:  Characteristics of Treatment-Emergent Diarrhea

Study	CONTROL				ExteNET
	Loperamide cohort			Budesonide cohort	Neratinib arm
Prophylaxis	Original	Modified	Loperamide	Loperamide +	Loperamide
Prophylaxis	schedule	schedule	total	budesonide	prn
	(n=28)	(n=107)	(N=135)	(N=40)	(N=1408)
Diarrhea, %
Any grade	82.1	73.8	75.6	65	95.4
Grade 1	35.7	21.5	24.4	32.5	22.9
Grade 2	21.4	23.4	23	17.5	32.5
Grade 3[a]	25	29	28.1	15	39.8
Grade 4	0	0	0	0	0.1

Median cumulative duration, days
Grade ≥2	5	4	4	3	10
Grade ≥3[b]	2	3	3	2.5	5

Median diarrhea episodes/patient
Any grade	2	2	2	2	8
Grade ≥2	2	1	2	1	3
Grade ≥3[b]	1	1	1	1	2

Action taken, %
Dose hold	7.1	12.1	11.1	7.5	33.9
Dose reduction	10.7	7.5	8.1	5	26.4
Discontinuation	28.6	15.9	18.5	5	16.8
Hospitalization	0	1.9	1.5	0	1.4

Duration of neratinib treatment, months
Median	9.7	7.4	7.5	1.8	11.6
Range	0.1‒13.1	0.1‒12.8	0.1‒13.1	0.1‒6.3	0.03‒13.3

[a] Non-compliance with loperamide prophylaxis in patients with grade 3 diarrhea was 71% with the original loperamide schedule, 35% with the modified loperamide schedule, and 100% with loperamide prophylaxis plus budesonide.

[b] No grade 4 events in the CONTROL study; one grade 4 event in the ExteNET study.

In the ExteNET trial, higher grade (grade 2 and grade 3) diarrhea occurred early and persisted throughout the duration of the 12-month treatment period. In the CONTROL trial, in both the loperamide prophylaxis and loperamide plus budesonide prophylaxis arms, the results showed that higher grade diarrhea (grade 2 and 3) occurred early but did not typically recur. This is shown in more detail in Figure 1 below:

The grade 3 diarrhea rates seen in the loperamide cohort have increased over what was previously reported in December 2015 (n=50, grade 3 diarrhea rate 16%). During the course of the CONTROL trial, there has been an increase in the proportion of patients previously treated with pertuzumab (mainly in the neoadjuvant setting). More specifically in the data reported in December 2015, 18% (9 of 50 patients) had previously received pertuzumab. In the current data set, 40% (54 of 135 patients) of the patients in the combined loperamide prophylaxis arms received prior pertuzumab and 55% (22 of 40 patients) received prior pertuzumab in the budesonide arm.

For the 54 patients in the loperamide prophylaxis cohort who received prior pertuzumab, the grade 3 diarrhea rate was 35.2% (Table 2). For the 81 patients who did not receive prior pertuzumab, the grade 3 diarrhea rate was 23.5%. For the 22 patients in the budesonide cohort who received prior pertuzumab, the grade 3 diarrhea rate was 13.6%. For the 18 patients in the budesonide cohort who did not receive prior pertuzumab, the grade 3 diarrhea rate was 16.7%. This analysis suggests that prior pertuzumab exposure may have led to a higher rate of grade 3 diarrhea in CONTROL that was not effectively managed by loperamide prophylaxis alone but was more effectively managed by loperamide plus budesonide.

Table 2:  Incidence of Grade 3 Diarrhea in CONTROL by Prior Pertuzumab Treatment

Loperamide Cohort                 Budesonide Cohort

Yes             No                             Yes             No

(n = 54)     (n = 81)                      (n = 22)     (n = 18)

                             Grade 3 Diarrhea           35.2%         23.5%                        13.6%         16.7%

We anticipate reporting additional data from the CONTROL trial in the second quarter of 2017.

PB272 (neratinib (oral))—Other Potential Applications

Non-Small Cell Lung Cancer (NSCLC)

Approximately 2% to 4% of patients with NSCLC have a HER2 mutation in the kinase domain. This mutation is believed to narrow the ATP binding cleft, which results in increased tyrosine kinase activity. The mutation is also believed to result in increased PI3K activity and mTOR activation. Published data suggests that patients with HER2-mutated non-small cell lung cancer do not respond to platinum chemotherapy and do not respond to epidermal growth factor receptor inhibitors.

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

The efficacy results from the trial showed that for the 13 patients in the trial who received neratinib monotherapy, no patient experienced a partial response, 7 patients (54%) achieved stable disease and 4 patients (31%) achieved clinical benefit (defined as a partial response or stable disease for 12 or more weeks). For the 14 patients who received the combination of neratinib plus temsirolimus, 3 patients (21%) experienced a partial response, 11 patients (79%) experienced stable disease and 9 patients (64%) achieved clinical benefit. The median PFS of the neratinib monotherapy arm was 2.9 months and the median PFS of the arm that received neratinib plus temsirolimus was 4.0 months. Patients continue to be enrolled in the arm of the trial that is receiving the combination of neratinib plus temsirolimus.

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

In May 2014, we announced that we expanded the first cohort from the Phase II clinical trial of PB272 in patients with solid tumors who have an activating HER2 mutation (basket trial). The cohort that has been expanded includes patients with metastatic breast cancer that is not HER2 amplified or overexpressed (HER2 negative) and has a HER2 mutation. In April 2015, we announced that we expanded the cohort from the Phase II clinical trial of PB272 in patients with metastatic NSCLC that is not HER2 amplified or overexpressed (HER2 negative) and has a HER2 mutation. In December 2015, we announced that we expanded the cohort that includes patients with metastatic biliary duct (bile duct) cancer that is not HER2 amplified or overexpressed (HER2 negative) and has a HER2 mutation. In January 2017, we announced that we expanded the fourth cohort that includes patients with metastatic cervical cancer and whose tumors have a HER2 mutation.  The cervical cancer patients initially entered the study in the “other solid tumors with a HER2 mutation” cohort and, due to the preliminary activity seen in the trial, we expanded a separate cervical cancer cohort pursuant to the protocol for the trial. The expanded HER2-mutant cervical cancer cohort will now enroll a total of 18 patients. We expect to present the full results from the SUMMIT study including each of these expanded cohorts in 2017.

HER2-Mutated, Non-Amplified Breast Cancer

A HER2 mutation in patients with HER2-negative breast cancer was identified as part of a study performed by the Cancer Genome Atlas Network and published in Cancer Discovery in December 2012. We believe this mutation may occur in an estimated 2% of patients with breast cancer. Pre-clinical data from this publication demonstrated that neratinib was active in pre-clinical models of HER2-negative breast cancer that have this HER2 mutation and that neratinib has more anti-cancer activity than either trastuzumab or lapatinib in cells with this mutation. A Phase II trial of neratinib in HER2-negative breast cancer patients who have a HER2 mutation opened for enrollment in December 2012.

As stated above, in May 2014 we expanded the first cohort from the SUMMIT trial of PB272 in patients with solid tumors who have an activating HER2 mutation (basket trial). Interim results from this ongoing Phase II trial were presented at the 2015 CTRC-AACR San Antonio Breast Cancer Symposium in December 2015.  In the cohort, patients with HER2-mutant metastatic breast cancer were enrolled and received 240 mg of neratinib daily. Patients received loperamide (16 mg per day initially) prophylactically for the first cycle of treatment in order to reduce the neratinib-related diarrhea. For the 20 patients in the cohort presented, 20 patients (100%) had HER2-negative disease, 17 patients (85%) were hormone receptor positive (estrogen receptor or progesterone receptor positive), and patients had received a median of 4 prior regimens in the metastatic setting (range 0-11 prior regimens) before entering the trial.

The primary endpoint of the trial was objective response at week 8 assessed by anatomic or metabolic imaging. The interim efficacy results from the trial showed that for the 19 efficacy evaluable patients in the breast cancer cohort, 6 patients (32%) experienced a response at week 8. This included one patient with a complete response and five patients with partial responses. The secondary endpoints of the trial included duration of response, clinical benefit rate and progression-free survival (PFS). The results of the trial showed that 3 patients (16%) had a confirmed objective response, 8 patients (42%) demonstrated clinical benefit and the median progression-free survival was 4.0 months.

The presentation also discussed that a bidirectional cross-talk between hormone receptor and HER2 signaling pathways can lead to endocrine resistance due to activated HER2 signaling and ER-mediated tumor proliferation as a potential resistance mechanism to sustained HER2 inhibition. Preclinical xenograft data has demonstrated that the combination of an anti-estrogen with a HER2 inhibitor results in enhanced anti-tumor activity in preclinical models of estrogen receptor positive/HER2-positive breast tumors. Based on this, the SUMMIT study was amended to allow for the combination of neratinib plus fulvestrant in eligible postmenopausal hormone receptor positive breast cancer patients. For the 3 response-evaluable patients who have been enrolled and received the combination of neratinib plus fulvestrant, 3 (100%) of 3 patients have shown a response, including one patient with a complete response and two patients with partial responses. There have also been two patients enrolled on the combination of neratinib plus fulvestrant after progressing on neratinib monotherapy. One (50%) of these two patients has demonstrated a partial response.

The interim safety results of the study showed that the most frequently observed adverse event was diarrhea. Patients received loperamide (16 mg per day initially) prophylactically for the first cycle of treatment in order to reduce the neratinib-related diarrhea.  For the 130 patients enrolled across all solid tumor cohorts in the SUMMIT study, 26 patients (20%) reported grade 3 diarrhea. The median duration of grade 3 diarrhea for the patients in the entire SUMMIT study was 2 days. 2 patients (2%) in the SUMMIT study have permanently discontinued neratinib due to diarrhea and 20 patients (15%) have temporarily discontinued neratinib due to diarrhea and then restarted after the diarrhea subsided. For the breast cancer mutation cohort, 7 of 20 patients (35%) experienced grade 3 diarrhea. The median duration of grade 3 diarrhea was 1 day. No patient (0%) in the breast cancer cohort permanently discontinued neratinib due to diarrhea and 4 patients (20%) temporarily discontinued neratinib due to diarrhea and then restarted after the diarrhea subsided.

In December 2016, updated interim results from the ongoing Phase II clinical trial of neratinib given as monotherapy and in combination with the anticancer drug fulvestrant were presented at the 2016 CTRC-AACR San Antonio Breast Cancer Symposium (SABCS).  In the study, patients with HER2 mutant metastatic breast cancer were enrolled and received 240 mg of neratinib daily either as monotherapy or in combination with fulvestrant. All patients received loperamide (16 mg per day initially) prophylactically for the first cycle of treatment in order to reduce the neratinib-related diarrhea. For the 25 patients in the group who received neratinib monotherapy, 23 patients (92%) had HER2-negative disease, 20 patients (76%) were hormone receptor positive (estrogen receptor or progesterone receptor positive), and patients had received a median of 4 prior lines of therapy in the metastatic setting (range 0-8 prior regimens) before entering the trial. For the 17 patients in the trial who received neratinib plus fulvestrant, 15 patients (88%) had HER2-negative disease, 17 patients (100%) were hormone receptor positive (estrogen receptor or progesterone receptor positive), and patients had received a median of 4 prior lines of therapy in the metastatic setting (range 1-7 prior regimens) before entering the trial.

The interim efficacy results from the trial showed that for the 24 efficacy evaluable patients in the neratinib monotherapy cohort, 8 patients (33.3%) experienced an objective response, which included 3 patients with a complete response and 5 patients with partial responses. At week 8, 8 patients (33.3%) achieved an objective response, with 2 patients achieving a complete response and 6 patients achieving a partial response The secondary endpoints of the trial included confirmed objective response (complete response or partial response), clinical benefit rate and PFS. The results of the trial showed that 6 patients (25%) had a confirmed objective response, 10 patients (41.7%) demonstrated clinical benefit and the median PFS was 3.5 months.

For the 12 efficacy evaluable patients in the neratinib plus fulvestrant cohort, 7 patients (58.3%) experienced an objective response, which included 2 patients with a complete response and 5 patients with partial responses. At week 8, 5 patients (41.7%) achieved an objective response, with 2 patients achieving a complete response and 3 patients achieving a partial response. The secondary endpoints of the trial included confirmed objective response (complete response or partial response), clinical benefit rate and PFS. The results of the trial showed that 3 patients (25%) had a confirmed objective response, 7 patients (58.3%) demonstrated clinical benefit and the median progression free survival was 3.7 months. The progression free survival data may not be mature in the neratinib plus fulvestrant cohort as 4 of the 12 efficacy evaluable patients are continuing to receive study treatment without disease progression and an additional 5 patients have not yet had an assessment for efficacy.

The interim safety results of the study showed that the most frequently observed adverse event was diarrhea. For the 25 patients enrolled in the neratinib monotherapy arm, 6 patients (24%) reported grade 3 diarrhea. The median duration of grade 3 diarrhea for the patients in the neratinib monotherapy cohort was 1 day. No patient in the neratinib monotherapy cohort has permanently discontinued neratinib due to diarrhea and 5 patients (20%) have temporarily discontinued neratinib due to diarrhea and then restarted after the diarrhea subsided. For the 17 patients enrolled in the neratinib plus fulvestrant cohort, 2 of 17 patients (12%) experienced grade 3 diarrhea. The median duration of grade 3 diarrhea was 1 day and typically occurred during the first cycle of treatment. No patient (0%) in the neratinib plus fulvestrant cohort permanently discontinued neratinib due to diarrhea and 2 patients (12%) temporarily discontinued neratinib due to diarrhea and then restarted after the diarrhea subsided.

In June 2016, we announced that positive results from a separate investigator sponsored Phase II trial of neratinib with HER2-mutated, non-amplified breast cancer were presented in a poster discussion session at the American Society of Clinical Oncology (ASCO) 2016 Annual Meeting.

In the trial, patients with HER2 mutated breast cancer (either in their primary or metastatic tumor) received 240 mg of neratinib daily. Patients received loperamide (16 mg per day initially) prophylactically for the first cycle of treatment in order to reduce the neratinib-related diarrhea. For the 16 patients enrolled in the trial, 16 patients (100%) had HER2-negative disease, 15 patients (94%) were hormone receptor positive (estrogen receptor or progesterone receptor positive), and for the patients with metastatic disease, patients had received a median of 3 prior regimens (range 2-10 prior regimens) before entering the trial. Among these 16 patients, 14 had activating HER2 mutations and 2 patients had HER2 mutations of unknown significance.

The primary endpoint of the Phase II trial was clinical benefit rate, or CBR, defined as complete response, or CR, partial response, or PR, or stable disease, or SD, greater than or equal to six months. The trial was designed to detect a CBR of 20%. In the 14 patients with activating HER2 mutations, 5 (36%) achieved clinical benefit, including 1 patient (7%) with a CR, 1 patient (7%) with a PR, and 3 patients (21%) with SD for greater than or equal to six months. The median duration of response in these 5 patients was 6 (range 6-14+) months. The median progression-free survival for all 14 patients with activating HER2 mutations in the trial was 5.0 months. In the 2 patients with HER2 mutations of unknown significance, there was no clinical benefit seen with neratinib.

Based on the preclinical data described above that has demonstrated that the combination of an anti-estrogen with a HER2 inhibitor results in enhanced anti-tumor activity in preclinical models of estrogen receptor positive/HER2-mutated breast tumors, the study has been amended to administer the combination of neratinib plus fulvestrant in eligible hormone receptor positive breast cancer patients who have an activating HER2 mutation in the tumor. Enrollment in this cohort is currently ongoing and results from this cohort receiving the combination of fulvestrant plus neratinib is expected to be presented at a future medical meeting.

The interim safety results of the study showed that the most frequently observed adverse event was diarrhea. For the 16 patients enrolled in the study, 4 patients (25%) reported grade 3 diarrhea. The median duration of grade 3 diarrhea for the patients in the study was 1.5 days.

We anticipate that additional data from this trial will be presented in 2017.

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

We and our third-party consultants conduct pre-clinical testing in accordance with Good Laboratory Practices, or GLP, and clinical testing in accordance with Good Clinical Practice standards, or GCP, which are international ethical and scientific quality standards utilized for pre-clinical and clinical testing, respectively. GCP is the standard for the design, conduct, performance, monitoring, auditing, recording, analysis and reporting of clinical trials and the FDA requires compliance with GCP regulations in the conduct of clinical trials. Additionally, our pre-clinical and clinical testing completed in the EU is conducted in accordance with applicable EU standards, such as the EU Clinical Trials Directive (Directive 2001/20/EC of April 4, 2001), or the EU Clinical Trials Directive, and the national laws of the member states of the EU implementing its provisions.

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

Sales and Marketing

We currently have no sales, marketing or distribution capabilities and only a limited number of our employees have experience in marketing or selling pharmaceutical products.  To achieve commercial success for any of our proposed products, if approved, we must either develop a direct sales, marketing and distribution organization or enter into arrangements with third parties to market, sell and distribute such products.  In June and July 2016, we submitted an MAA, to the European Medicines Agency, or the EMA, and filed a New Drug Application, or NDA, with the FDA respectively, for neratinib for the extended adjuvant treatment of patients with early-stage HER2-overexpressed/amplified breast cancer who have received prior adjuvant trastuzumab-based therapy. We are continuing to evaluate potential commercialization options for the extended adjuvant setting, including developing a direct sales force, contracting with third parties to provide sales and marketing support, some combination of these two options or other strategic options.

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

Drug Approval Process. None of our drug product candidates may be marketed in the United States until the drug has received FDA approval. The steps required before a drug may be marketed in the United States generally include the following:

•	completion of extensive pre-clinical laboratory tests, animal studies, and formulation studies in accordance with the FDA’s GLP regulations;
•	submission to the FDA of an Investigational New Drug, or IND, application for human clinical testing, which must become effective before human clinical trials may begin;
•	performance of adequate and well-controlled human clinical trials in accordance with GCP requirements to establish the safety and efficacy of the drug for each proposed indication;
•	submission to the FDA of an NDA after completion of all pivotal clinical trials;
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

Expedited Review and Approval. The FDA has various programs, including fast track designation, priority review, accelerated approval, and breakthrough therapy designation, which are intended to expedite or simplify the process for reviewing drugs and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening diseases or conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, fast track designation is designed to facilitate the development and expedite the review of drugs to treat serious or life-threatening diseases or conditions and which demonstrate the potential to address an unmet medical need. Priority review is designed to give drugs for serious conditions that offer significant improvement in safety or effectiveness an initial review within six months as compared to a standard review time of 10 months. Although fast track designation and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a fast track designated drug and expedite review of the application for a drug designated for priority review. The FDA may also initiate review of sections of an NDA before the application is complete for drugs with fast track designation. This “rolling review” is available if the applicant provides and the FDA approves a schedule for submission of portions of the application. Drugs for serious conditions are also eligible for accelerated approval, which provides an earlier approval of drugs, including fast track products, upon a determination that the product has an effect on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome, or an effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials. Finally, breakthrough therapy designation, which was enacted in FDASIA, is for drugs intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies receive all the benefits of a fast track designation, as well as intensive guidance on efficient drug development and organizational commitment involving senior managers in the FDA. In June 2013, the FDA issued draft guidance on these expedited review and approval programs, providing the first available guidance for industry regarding the FDA’s implementation of the breakthrough therapy designation framework, and in May 2014, the FDA issued final guidance. We may seek to utilize one or more of these expedited programs for our product candidates in the future, but even if we were to obtain fast track designation, priority review, accelerated approval and/or breakthrough therapy designation, there is no guarantee that it would result in a quicker review or approval of our products, if any.

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

If post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved NDA are required to (i) report certain adverse reactions to the FDA and maintain pharmacovigilance programs to proactively look for these adverse events; (ii) comply with certain requirements concerning advertising and promotional labeling for their products; and (iii) continue to have quality control and manufacturing procedures conform to cGMPs after approval. The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing facilities; this latter effort includes assessment of ongoing compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. We intend to use third-party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

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

We expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. Since taking office, President Trump has continued to support the repeal of all or portions of the ACA.  In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the ACA and permits such legislation to pass with a majority vote in the Senate. President Trump has also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the ACA and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the ACA to the maximum extent permitted by law. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently, there has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changes the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs.

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

Manufacturing

We do not currently have our own manufacturing facilities. We intend to continue to use our financial resources to accelerate development of our drug candidates rather than diverting resources to establish our own manufacturing facilities. We intend to meet our pre-clinical and clinical trial manufacturing requirements by establishing relationships with third-party manufacturers and other service providers to perform these services for us. While our drug candidates were being developed by Pfizer, both the drug substance and drug product were manufactured by third-party contractors. We are currently using the same third-party contractors to manufacture, supply, store and distribute drug supplies for our clinical trials.   We believe that we have manufactured sufficient quantities of the drug to support at least the first year of launch in the extended adjuvant breast cancer indication and plan to continue to manufacture the drug in 2017 to further support the commercial launch of the drug.

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

Other Healthcare Laws

We may also be subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws, data privacy and security laws and transparency laws.  Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, for payment to third-party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. In addition, some state prohibitions apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs. Our activities relating to the sale and marketing of our products may be subject to scrutiny under any of these laws.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

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

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

Further, there are new federal requirements under ACA and an increasing number of state laws that require manufacturers to disclose and make reports to the government of pricing and marketing information as well as any “transfer of value” made or distributed to physicians, teaching hospitals and other healthcare providers. Many of these laws contain ambiguities as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, our future reporting actions could be subject to the penalty provisions of the applicable state and/or federal authorities.

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

Similar rigid restrictions are imposed on the promotion and marketing of medicinal products in the EU and other countries. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. Even in those countries where we may not be directly responsible for the promotion and marketing of our drug candidates, if approved, any inappropriate activity by international distribution partners could have adverse implications for us.

Other Laws and Regulatory Processes

We are subject to a variety of financial disclosure and securities trading regulations as a public company in the United States with securities traded on the NASDAQ Global Select Market, including laws relating to the oversight activities of the Securities and Exchange Commission, or the SEC, and the rules and regulations of The NASDAQ Stock Market LLC. In addition, the Financial Accounting Standards Board, or FASB, the SEC, and other bodies that have jurisdiction over the form and content of our accounts, our financial statements and other public disclosure are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses.

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

Research and Development Expenses

Research and development activities, which include personnel costs, research supplies, clinical and pre-clinical study costs, are the primary source of our overall expenses. Such expenses related to the research and development of our product candidates totaled $222.8 million for the year ended December 31, 2016, $208.5 million for the year ended December 31, 2015 and $122.9 million for the year ended December 31, 2014.

Employees

As of December 31, 2016, we had 160 employees, all of whom are full-time employees. We believe our relations with our employees are good. Over the course of the next year, we anticipate hiring up to 13 additional full-time employees devoted to clinical activities, 17 additional full-time employees for medical affairs, nine additional full-time employees for the regulatory and quality assurance function, three additional full-time employees for logistics and distribution and three additional full-time employees for general and administrative activities.  Should we decide to market neratinib on our own, we would also hire approximately 130 additional full-time employees for sales, marketing and other commercial product launch activities.

In addition, we intend to continue to use CROs and third parties to perform our clinical studies and manufacturing.

Corporate Information and History

Our principal executive offices are located at 10880 Wilshire Boulevard, Suite 2150, Los Angeles, California 90024 and our telephone number is (424) 248-6500. Our internet address is www.pumabiotechnology.com. Our annual, quarterly and current reports, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 may be accessed free of charge through our website after we have electronically filed or furnished such material with the SEC. We also make available free of charge on or through our website our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter and Nominating and Corporate Governance Committee Charter. We will disclose on a current report on Form 8-K or on our website information any amendment or waiver of the Code of Business Conduct and Ethics for our executive officers and directors. Any amendment or waiver disclosed on our website will remain available on our website for at least 12 months after the initial disclosure.

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

To date, we have generated no product revenues. Until, and unless, we receive approval from the  FDA and other regulatory authorities overseas for one or more of our drug candidates, we cannot market or sell our products and will not have product revenues. Currently, our only drug candidates are neratinib (oral), neratinib (intravenous) and PB357, and none of these products has been approved by the FDA for sale in the United States or by other regulatory authorities for sale outside the United States. We do not expect to achieve any product revenues until neratinib is commercialized which could occur as early as the end of 2017, though we cannot assure you that we will commercialize neratinib this year or ever.  Until we commercialize neratinib or another product candidate, we will continue to fund all of our operations and capital expenditures from cash on hand, licensing fees and grants, and potentially, future offerings of our securities.

We are currently exploring methods by which to commercialize our product candidates if approved by the FDA or EMA.  These methods may require funding in addition to the cash and cash equivalents and marketable securities totaling approximately $229.4 million available at December 31, 2016.  While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will continue to remain dependent on our ability to obtain sufficient funding to sustain operation and successfully commercially launch neratinib if approved by the FDA or EMA.  While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future.  Our ability to obtain funding may be adversely impacted by uncertain market conditions, unfavorable decisions of regulatory authorities or adverse clinical trial results.  The outcome of these matters cannot be predicted at this time.  If the going concern assumption was not appropriate for the preparation of our consolidated financial statements, adjustment might be necessary to the consolidated financial statements.

We have a limited operating history and are not profitable and may never become profitable.

We were formed in April 2007 and were a “shell” company with no specific business plan or purpose until we acquired Former Puma on October 4, 2011. Former Puma was formed in September 2010 and, prior to entering into the license agreement with Pfizer in August 2011, its operations were limited to identifying compounds for in-licensing. As a result, we have a history of operating losses and no meaningful operations upon which to evaluate our business. We expect to incur substantial losses and negative operating cash flow for the foreseeable future as we continue development of our drug candidates. Even if we succeed in developing and commercializing one or more drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. The successful development and commercialization of any drug candidates will require us to perform a variety of functions, including:

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our historical consolidated financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our audited consolidated financial statements for the year ended December 31, 2016 that included an explanatory paragraph referring to our significant operating losses and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.  The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.  Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

We are heavily dependent on the success of neratinib (oral), our lead drug candidate, which is still under clinical development for various indications.   While we have filed for regulatory approval of neratinib for the extended adjuvant treatment of patients with early stage HER2-positive breast cancer, we cannot be certain that neratinib (oral) will receive regulatory approval for this or any other indication for which we may seek approval.

We currently have no products that are approved for commercial sale, and we may never be able to develop marketable drug products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the development of our lead drug candidate, neratinib (oral), in various indications. Accordingly, our business currently depends heavily on the successful development and regulatory approval of neratinib (oral). The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market neratinib (oral) or any of our drug candidates in the United States until they receive approval of an New Drug Application, or NDA, from the FDA, or in any foreign countries until they receive the requisite approval from such countries. We submitted an NDA with the FDA for regulatory approval of neratinib for the extended adjuvant treatment of patients with early stage HER2-positive breast cancer in the United States in July 2016 and a MAA with the European Medicines Agency, or EMA, in June 2016. Obtaining approval of an NDA is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of a drug candidate for many reasons, including:

•	we may not be able to demonstrate that neratinib (oral) or any other drug candidate is safe and effective as a treatment for our targeted indications to the satisfaction of the FDA;
•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;
•	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;
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

We currently have no sales, marketing or distribution capabilities and only a limited number of our employees have experience in marketing or selling pharmaceutical products.  To achieve commercial success for any of our proposed products, if approved, we must either develop a direct sales, marketing and distribution organization or enter into arrangements with third parties to market, sell and distribute such products.  We submitted a New Drug Application, or NDA, with the FDA for regulatory approval of neratinib for the extended adjuvant treatment of patients with early stage HER2-positive breast cancer in the United States in July 2016 and an MAA with the EMA in June 2016.   We are continuing to evaluate potential commercialization options for neratinib in the extended adjuvant setting, including developing a direct sales force, contracting with third parties to provide sales and marketing capabilities, some combination of these two options or other strategic options.  There are risks involved both with establishing our own sales and marketing capabilities and with entering into arrangements with third parties to perform these services. For example, any efforts to develop a direct sales and marketing organization would be subject to numerous risks, including:

•	recruiting and training a sales force is expensive and time consuming and could delay any product launch;
•	our inability to recruit, retain or motivate adequate numbers of effective and qualified sales and marketing personnel;
•	the inability to provide adequate training to sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or convince adequate numbers of physicians to prescribe any future products;
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
•	the premature or unnecessary incurrence of significant commercialization expenses if the commercial launch of a product is delayed or does not occur for any reason.

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

If approved, our near-term prospects, including our ability to generate revenue, will depend significantly on the successful commercialization of neratinib for the extended adjuvant treatment of patients with early stage HER2-positive breast cancer.  Successful commercialization in this or any other indication for which we receive regulatory approval will depend on a number of factors, including the following:

•	our ability to identify one or more third-party manufacturers that can produce commercial supplies of neratinib at a scale sufficient to meet our anticipated demand and on terms acceptable to us;
•

the ability of our third-party manufacturers to develop, validate and maintain commercially viable manufacturing processes that are compliant with current Good Manufacturing Practice, or cGMP, regulations;

•	our success in educating physicians and patients about the benefits, administration and use of neratinib;
•	achieving and maintaining compliance with all regulatory requirements applicable to neratinib;
•	acceptance of neratinib as safe and effective by patients and the medical community;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•	our ability to avoid and defend against third-party patent interference or patent infringement claims;
•	our ability to obtain and sustain an adequate level of reimbursement for neratinib by third-party payors;

•

our ability to obtain, maintain, enforce and defend our intellectual property rights relating to neratinib and to comply with our obligations under, and otherwise maintain, our intellectual property license with Pfizer; and

•	a continued acceptable safety profile of neratinib following approval.

If we are not successful in commercializing neratinib for the extended adjuvant treatment of patients with early stage HER2-positive breast cancer, or are significantly delayed in doing so, our business will be materially harmed.

Clinical trials are very expensive, time-consuming and difficult to design and implement.

Although we have submitted an NDA for regulatory approval for neratinib for the extended adjuvant treatment of patients with early stage HER2-positive breast cancer in the United States in July 2016, our other drug candidates are still in development and will require extensive clinical testing before we can submit an NDA for regulatory approval. We cannot predict with any certainty that such NDA or any NDA submitted by us will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our other drug candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The results of pre-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials.  Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be successful.

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

Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the drug candidate. In addition, if the FDA or a comparable foreign regulatory authority approves any of our drug candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; and
•	injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 23, 2017, President Trump ordered a hiring freeze for all executive departments and agencies, including the FDA, which prohibits the FDA from filling employee vacancies or creating new positions. Under the terms of the order, the freeze will remain in effect until implementation of a plan to be recommended by the Director for the Office of Management and Budget, or OMB, in consultation with the Director of the Office of Personnel Management, to reduce the size of the federal workforce through attrition. An under-staffed FDA could result in delays in FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law.  These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirement will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own drug candidates. While our drug candidates were being developed by Pfizer, both the drug substance and drug product were manufactured by third-party contractors. We are using the same third-party contractors to manufacture, supply, store and distribute drug supplies for our clinical trials. If we are unable to continue our relationships with one or more of these third-party contractors, we could experience delays in our development efforts as we locate and qualify new manufacturers. We submitted an NDA with the FDA for regulatory approval of neratinib for the extended adjuvant treatment of patients with early stage HER2-positive breast cancer in the United States in July 2016 and a MAA with the European Medicines Agency, or EMA, in June 2016.  If approved for this indication or if any of our other drug candidates receive regulatory approval, we will need to develop commercial manufacturing abilities.  We intend to rely on one or more third-party contractors to manufacture the commercial supply of our drugs.  Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

•

The facilities used by our contract manufacturers to manufacture our drug candidates must be approved by the FDA pursuant to inspections that are conducted following submission of an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities.  In addition, drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration for controlled substances, similar non-U.S. regulatory agencies and corresponding state agencies to ensure strict compliance with cGMP regulations and other government regulations and corresponding foreign standards. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, became law in the United States. The ACA substantially changed and will continue to change the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of the ACA, of greatest importance to the pharmaceutical industry are the following:

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

We expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA.Since taking office, President Trump has continued to support the repeal of all or portions of the ACA.  In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the ACA and permits such legislation to pass with a majority vote in the Senate. President Trump has also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the ACA and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the ACA to the maximum extent permitted by law. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by ACA  However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or ATRA, which, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently, there has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changes the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs. We cannot predict all of the ways in which future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

We may be subject, directly or indirectly, to federal and state healthcare laws, including, but not limited to,  fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we obtain FDA approval for any of our drug candidates and begin commercializing those products in the United States, our operations will be subject directly or indirectly through our customers, to various state and federal fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and federal False Claims Act and the state and foreign law equivalents of such laws. These laws may impact, among other things, our research and manufacturing activities as well as our proposed sales, marketing, and education programs.

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

We may also be subject to federal criminal healthcare fraud statutes that were created by the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA. The HIPAA health care fraud statute prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from government sponsored programs. The HIPAA false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment. Additionally, the civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

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

The ACA also enacted new provisions that require manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations. Manufacturers are required to submit reports to the government by the 90th day of each calendar year. In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians. Certain states mandate implementation of commercial compliance programs , impose restrictions on drug manufacturer marketing practices, and/or the tracking and reporting of pricing and marketing information as well as gifts, compensation and other remuneration to physicians.

We may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information.

Additionally, many foreign governments have laws comparable to those described above, including reporting requirements detailing interactions with and payments to healthcare providers.

We are unable to predict whether we could be subject to actions under any of these healthcare laws or other fraud and abuse laws, or the impact of such actions. If we are found to be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, individual imprisonment, disgorgement, exclusion from government healthcare reimbursement programs and the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business and results of operations.

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

As of December 31, 2016, we had 160 employees, including our Chief Executive Officer and President. Our future success depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled scientific, technical, marketing, managerial and financial personnel. Although we will seek to hire and retain qualified personnel with experience and abilities commensurate with our needs, there is no assurance that we will succeed despite their collective efforts. Competition for personnel is intense, and any failure to attract and retain the necessary technical, marketing, managerial and financial personnel would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

The value of our investments in marketable securities may be adversely affected by changes in interest rates, downgrades in the creditworthiness of bonds we hold, turmoil in the credit markets and financial services industry and by other factors which may result in other than temporary declines in the value of our investments. Decreases in the market value of our marketable securities could have an adverse impact on our consolidated financial statements, results of operations and cash flow.

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

Since January 2, 2017, our common stock has been listed on the NASDAQ Global Select Market, or NASDAQ. Prior to January 2, 2017, shares of our common stock had been listed on the New York Stock Exchange, or NYSE, since October 19, 2012. Prior to October 2012, shares of our common stock had been quoted for trading on the OTC Bulletin Board and OTCQB Market in limited volumes. We cannot predict the extent to which investor interest in our company will be sufficient to maintain an active trading market on NASDAQ or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of December 31, 2016, we had 36,826,010 shares of common stock outstanding and stockholders holding at least 5% of our stock, individually or with affiliated entities, collectively owned or controlled approximately 65.9% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is a less active trading market, holders of our common stock may have difficulty selling their shares.

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

Volatility in the price of our common stock may subject us to securities litigation., which could cause us to incur substantial costs and divert management's attention, financial resources and other company assets.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years.  On June 3, 2015, we and certain of our executive officers were named as defendants in a securities class action lawsuit.  The amended complaint, filed on October 16, 2015, on behalf of all persons who purchased our securities between July 22, 2014 and May 29, 2015, generally alleges that we and such executive officers made false and/or misleading statements and failed to disclose material adverse facts about our business, operations, prospects and performance.  On April 12 and April 14, 2016, alleged shareholders filed two derivative lawsuits purportedly on behalf of the Company against certain of our officers and directors. The complaints assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement and waste of corporate assets arising from substantially similar allegations as those contained in the putative securities class action described above.  These lawsuits and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve, and will divert our management's attention and financial and other resources. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of this and other suits, and we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.  See Item 3. “Legal Proceedings” below for additional information regarding the class action.

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

As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or the SEC, or NASDAQ or any stock exchange or inter-dealer quotations system on which our common stock may be listed in the future. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically in recent years. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are unable to currently estimate these costs with any degree of certainty. We also expect that these rules and regulations may make it difficult and expensive for us to maintain the appropriate level of director and officer insurance for a company with our market capitalization.  If we are unable to maintain an appropriate level of such insurance, we may be required to accept reduced policy limits and coverage or larger deductible limits.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

We lease approximately 25,700 square feet of office space in the building located at 10880 Wilshire Boulevard, Los Angeles, California for use as our corporate headquarters. This lease commenced in December 2011 and over time has been amended to add rentable square footage.  In July 2015, we amended this lease to expand the leased space by approximately 26,000 square feet.  The lease of the additional office space commenced on April 1, 2016.  The lease terminates in March 2026, with an option to extend for an additional five-year term.  We also lease approximately 9,600 square feet of office space in the building located at 701 Gateway Blvd, South San Francisco, California. The lease for the South San Francisco facility commenced in October 2012. In May 2014, the lease was amended to include approximately an additional 7,100 square feet of office space.  In July 2015, we amended this office lease to expand the leased spaced by approximately 13,000 square feet.  The lease commenced on April 1, 2016.   The lease will terminate around March 2026, with an option to extend for an additional five-year term.  We believe that our existing office space, along with the additional office space in South San Francisco, is adequate to meet current and anticipated future requirements and that additional or substitute space will be available as needed to accommodate any expansions that our operations require.

ITEM 3.	LEGAL PROCEEDINGS

Hsu vs. Puma Biotechnology, Inc., et. al.

On June 3, 2015, Hsingching Hsu, individually and on behalf of all others similarly situated, filed a class action lawsuit against us and certain of our executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG).  On October 16, 2015, lead Plaintiff Norfolk Pension Fund filed an amended complaint on behalf of all persons who purchased our securities between July 22, 2014 and May 29, 2015.  The amended complaint alleges that we and certain of our executive officers made false and/or misleading statements and failed to disclose material adverse facts about our business, operations, prospects and performance in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiff seeks damages, interest, costs, attorneys' fees, and other unspecified equitable relief.  On November 30, 2015, we filed a motion to dismiss the amended complaint. The plaintiff opposed this motion, and the court heard oral argument on March 14, 2016. On September 30, 2016, the court denied our motion to dismiss.  The court set a trial for November 6, 2018. We intend to vigorously defend this matter.

Eshelman vs. Puma Biotechnology, Inc., et. al.

On February 2, 2016, Fredric N. Eshelman filed a lawsuit against our Chief Executive Officer and President, Alan H. Auerbach, and us in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D).  The complaint generally alleges that Mr. Auerbach and we made defamatory statements regarding Dr. Eshelman in connection with a proxy contest.  Dr. Eshelman seeks compensatory and punitive damages and expenses and costs, including attorneys’ fees.  On April 4, 2016, we filed a motion to dismiss the complaint.  On May 2, 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach.  On February 6, 2017, the court denied our motion to dismiss.  On February 21, 2017, we filed an answer to Dr. Eshelman’s complaint and brought counterclaims against Dr. Eshelman for defamatory statements regarding the Company made by him in connection with the proxy contest. The court has set a schedule for discovery to be conducted through September 2017.  We intend to vigorously defend against Dr. Eshelman’s claims and pursue our claims against him.

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

Market for Common Stock

Our common stock has been quoted on the NASDAQ Global Select Market, or NASDAQ, since January 2, 2017. Prior to January 2, 2017, shares of our common stock had been listed on the  New York Stock Exchange, or NYSE, since October 19, 2012.  The high and low sales prices of our common stock on NYSE are set forth below for the periods indicated:

2016	High	Low
First quarter	$77.99	$25.20
Second quarter	39.67	19.74
Third quarter	73.27	28.14
Fourth quarter	68.05	29.85

2015	High	Low
First quarter	$252.92	$183.50
Second quarter	244.90	112.32
Third quarter	119.36	70.39
Fourth quarter	94.93	56.11

On February 22, 2017, the last reported sale price for our common stock on NASDAQ was $34.30 per share.

Record Holders

On January 9, 2017, we had 19 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.  We believe approximately 10,463 additional owners held our common stock in “Street Name” as of January 9, 2017.

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

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during fiscal year 2016.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) made any purchases of our equity securities during the fourth quarter of 2016.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report and with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Consolidated Statements of Operations Data and Other Financial Data for the years ended December 31, 2016, 2015 and 2014, and the Consolidated Balance Sheet Data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The Consolidated Statement of Operations Data and Other Financial Data for the year ended December 31, 2013 and 2012, and the Consolidated Balance Sheet Data as of December 31, 2014, 2013 and 2012, have been derived from our audited consolidated financial statements not included herein. Historical results are not necessarily indicative of the results to be expected in the future, and the results for the years presented should not be considered indicative of our future results of operations.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except share and per share data)
Statement of Operations Data:
Expenses:
General and administrative	$53.8	$31.8	$19.4	$9.8	$24.8
Research and development	222.8	208.5	122.9	45.0	49.6
Operating loss	(276.6)	(240.3)	(142.3)	(54.8)	(74.4)
Interest income	1.0	1.0	0.3	0.2	0.1
Other income	(0.4)	—	—	—	—
Totals	0.6	1.0	0.3	0.2	0.1
Net loss	(276.0)	(239.3)	(142.0)	(54.6)	(74.3)
Net loss attributable to common stock	(276.0)	(239.3)	(142.0)	(54.6)	(74.3)
Net loss per common share—basic and diluted	(8.29)	(7.45)	(4.73)	(1.90)	(3.42)
Weighted-average common shares outstanding—basic and diluted	33,295,114	32,126,094	30,010,979	28,696,573	21,725,986

	As of December 31,
	2016	2015	2014	2013	2012
	(in millions)
Balance Sheet Data:
Total assets	$252.8	$239.8	$162.8	$104.4	$151.7
Total liabilities	43.0	33.8	45.7	20.4	22.8
Total stockholders' equity	209.8	206.0	117.0	84.0	128.9

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in millions)
Other Financial Data:
Net cash used in operating activities	$(141.7)	$(154.5)	$(77.2)	$(55.0)	$(44.0)
Net cash provided by (used in) investing activities	142.2	(85.9)	(63.3)	(41.5)	(1.2)
Net cash provided by financing activities	162.4	233.4	136.0	2.2	129.3

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company with a focus on the development and commercialization of innovative products to enhance cancer care. We in-license the global development and commercialization rights to three drug candidates—PB272 (neratinib (oral)), PB272 (neratinib (intravenous)) and PB357.  Neratinib is a potent irreversible tyrosine kinase inhibitor, or TKI, that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4.   Currently, we are primarily focused on the development of the oral version of neratinib, and our most advanced drug candidates are directed at the treatment of HER2-positive breast cancer.  We believe neratinib has clinical application in the treatment of several other cancers as well, including non-small cell lung cancer and other tumor types that over-express or have a mutation in HER2.  Our efforts and resources to date have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. We have had no product sales to date and we will have no product sales until we receive approval from the United States Food and Drug Administration, or FDA, or equivalent foreign regulatory bodies to begin selling a drug product. Developing drug products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our drug candidates, we do not expect to receive approval of a product candidate until approximately the second half of 2017, though we cannot assure you that we will receive approval for any of our drug candidates this year or ever.

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

R&D expenses include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for manufacturing of clinical materials and clinical trials. During the years ended December 31, 2016, 2015 and 2014, our R&D expenses consisted primarily of clinical research organization, or CRO, fees; fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our R&D costs as they are incurred.

Results of Operations

The following summarizes our results of operations for the years ended December 31, 2016, 2015 and 2014.

General and administrative expenses:

General and administrative expenses				Annual percentage change
(in thousands)	2016	2015	2014	2016/2015	2015/2014
Payroll and related costs	$7,004	$4,226	$3,323	65.7%	27.2%
Professional fees and expenses	12,604	5,522	3,304	128.3%	67.1%
Facility and equipment costs	4,568	2,376	1,754	92.3%	35.5%
Employee stock-based compensation expense	26,623	17,166	9,154	55.1%	87.5%
Other	2,999	2,518	1,823	19.1%	38.1%
	$53,798	$31,808	$19,358	69.1%	64.3%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Total G&A expenses increased approximately 69.1% to $53.8 million for the year ended December 31, 2016 from $31.8 million for the year ended December 31, 2015. Approximately $9.4 million of this increase, or 42.7% of the total increase, is related to an increase in stock-based compensation expense, attributable to our increased headcount and additional incentive awards to existing employees.  The remaining approximately $12.6 million increase in G&A expense for the year ended December 31, 2016 compared to the same period in 2015 was primarily attributable to:

•

An approximately $7.1 million increase in professional fees and expenses, which consist primarily of legal, auditing, consulting and investor relations fees.  Included in this expense is approximately $5.3 million in consulting and professional expense for our pre-commercialization efforts.  We expect professional fees and expenses to increase as we prepare for commercial product launch, continue to defend against the pending class action, derivative and defamation lawsuits filed against us and as we continue to implement compliance measures related to the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley.

•

An approximately $2.8 million increase in payroll and related costs as administrative headcount increased from 18 to 27.  Of this increase, approximately $2.1 million of the increase was in support of the potential commercial product launch which we anticipate could occur as early as the end of 2017, though we cannot assure you that we will commercialize any product this year or ever.

•

An approximately $2.2 million increase in facility and equipment costs.  As described in Note 9—Commitments and Contingencies to our consolidated financial statements included in this report, we amended two of our office leases, which took effect in April 2016.  We expect our facility and equipment costs will increase only slightly, pursuant to the terms of those amended leases which were not in effect a full year during 2016.

•	An approximately $0.5 million increase in other expenses primarily attributable to supporting our corporate growth.

In addition to the above items, we expect G&A expense will continue to increase as we continue to evaluate our options with regard to commercialization efforts during 2017 and beyond.

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

•

An approximately $2.2 million increase in professional fees and expenses, which consist primarily of legal, auditing, consulting and investor relations fees.  Included in this expense is approximately $0.3 million in consulting expense for our pre-commercialization efforts.

•

An approximately $0.9 million increase in payroll and related costs as administrative headcount increased from 15 to 18 to support corporate growth and to prepare for the filing of an NDA with the FDA and an MAA with the EMA, which were filed in July 2016 and June 2016, respectively.

•

An approximately $0.6 million increase in facility and equipment costs.  As described in Note 9—Commitments and Contingencies to our consolidated financial statements included in this report, we amended two of our office leases, which took effect April 2016.

•	An approximately $0.7 million increase in other expenses primarily attributable to supporting our corporate growth.

Research and development expenses:

Research and development expenses				Annual percentage change
(in thousands)	2016	2015	2014	2016/2015	2015/2014
Clinical trial expense	$79,934	$86,748	$63,856	-7.9%	35.8%
Consultants and contractors	13,243	11,203	5,262	18.2%	112.9%
Internal clinical development	26,795	22,447	15,397	19.4%	45.8%
Internal regulatory affairs and quality assurance	10,171	9,078	7,489	12.0%	21.2%
Internal chemical manufacturing	2,014	1,228	916	64.0%	34.1%
Employee stock-based compensation	90,641	77,768	29,997	16.6%	159.3%
	$222,798	$208,472	$122,917	6.9%	69.6%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

For the year ended December 31, 2016, R&D expenses increased approximately $14.3 million compared to the same period in 2015.  Approximately $12.8 million of this increase, or 89.5% of the total increase, is related to an increase in stock-based compensation expense, attributable to our increased headcount and additional incentive awards to existing employees.  The remaining approximately $1.5 million increase in R&D expense for the year ended December 31, 2016 compared to the same period in 2015 was primarily attributable to:

•

An approximately $6.8 million decrease in clinical trial expenses as a result of a decrease of approximately $14.3 million for CRO professional fees and pass-through costs offset by an approximately $7.5 million increase for clinical and pre-clinical services which includes drug manufacturing and supply as well as outside clinical services.

•

An approximately $6.2 million increase for internal clinical development, internal regulatory affairs and quality assurance, and internal chemical manufacturing.  Full-time R&D headcount at December 31, 2016 was 133 compared to 138 for the year ended December 31, 2015.  We expect internal R&D expenses to continue at levels similar to 2016 as corporate focus shifts to commercial product launch.

•

An approximately $2.0 million increase in consultants and contractors related expenses due to increased activity in our clinical trials and for activity to support the filing of an NDA with the FDA and MAA with the EMA during 2016.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

For the year ended December 31, 2015, R&D expenses increased approximately $85.6 million compared to the same period in 2014.  Approximately $47.8 million of this increase, or 55.8% of the total increase, is related to an increase in stock-based compensation expense, attributable to our increased headcount and additional incentive awards to existing employees.  The remaining approximately $37.8 million increase in R&D expense for the year ended December 31, 2015 compared to the same period in 2014 was primarily attributable to:

•

An approximately $22.9 million increase in clinical trial expenses as a result of an increase of approximately $9.4 million for CRO professional fees and pass-through costs and approximately $13.5 million for clinical and pre-clinical services which includes drug manufacturing and supply as well as outside clinical services.

•

An approximately $9.0 million increase for internal clinical development, internal regulatory affairs and quality assurance, and internal chemical manufacturing.  This increase represents an increase in full-time R&D headcount to 138 from 105 for the year ended December 31, 2015, compared to the same period in 2014.

•	An approximately $5.9 million increase in consultants and contractors related expenses due to increased activity in our clinical trials and in preparation of filing an NDA with the FDA.

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

Interest income:

For the year ended December 31, 2016, we recognized approximately $1.0 million in interest income compared to approximately $1.0 million and $0.3 million of interest income for the years ended December 31, 2015 and 2014, respectively. The increase in interest income reflects excess cash invested in money market accounts, marketable securities and “high yield” savings accounts for a full year and cash invested from public offerings of our common stock completed in January 2015 and October 2016 (see Note 6 in the accompanying notes to consolidated financial statements).

Non-GAAP Financial Measures:

In addition to our operating results, as calculated in accordance with generally accepted accounting principles, or GAAP, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance.  The following table presents our net loss and net loss per share, as calculated in accordance with GAAP, as adjusted to remove the impact of employee stock-based compensation.  For the three and twelve months ended December 31, 2016, stock-based compensation represented approximately 40.4% and 42.5% of our net loss, respectively. Although net loss is important to measure our financial performance, we currently place an emphasis on cash burn and, more specifically, cash used in operations.  Because stock-based compensation appears in the GAAP net loss but is removed from net loss to arrive as cash used in operations on the statement of cash flows, due to its non-cash nature, we believe these non-GAAP measures enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods.  These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Loss and GAAP Net Loss Per Share to Non-GAAP Adjusted Net Loss Per Share

(in thousands except share and per share data)

	Years Ended December 31,
	2016	2015	2014
GAAP net loss	$(276,011)	$(239,284)	$(141,965)
Adjustments: Stock-based compensation:
General and administrative	26,623	17,166	9,154	(1)
Research and development	90,641	77,768	29,997	(2)
Non-GAAP adjusted net loss	$(158,747)	$(144,350)	$(102,814)
GAAP net loss per share - basic and diluted	$(8.29)	$(7.45)	$(4.73)
Adjustment to net loss (as detailed above)	3.52	2.96	1.30
Non-GAAP adjusted net loss per share	$(4.77)	$(4.49)	$(3.43)	(3)

(1) To reflect a non-cash charge to operating expense for General and Administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for Research and Development stock-based compensation.

(3) Non-GAAP adjusted net loss per share was calculated based on 33,295,114, 32,126,094 and 30,010,979 weighted average common shares outstanding for the years ended December 31, 2016, 2015 and 2014, respectively.

Liquidity and Capital Resources

Operating Activities

We reported net losses of approximately $276.0 million, $239.3 million and $142.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. We also reported negative cash flows from operating activities of approximately $141.7 million, $154.5 million and $77.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Net cash used in operating activities for the year ended December 31, 2016, includes a net loss of $276.0 million adjusted for non-cash items of approximately $117.3 million for stock-based compensation expense, build-out allowance of approximately $3.0 million, disposal of leasehold improvements of approximately $0.4 million and depreciation and amortization of property and equipment of approximately $1.1 million.  Further changes in cash flows from operations include an increase in accounts payable and accrued expenses of approximately $5.0 million, a decrease in prepaid expenses and other of approximately $3.4 million and an increase in the accrued liability for deferred rent of approximately $4.1 million.  This increase in accrued liability for deferred rent was due to the amendments to the leases for office space, which became effective in April 2016.

Net cash used in operating activities for the year ended December 31, 2015, includes a net loss of $239.3 million, adjusted for non-cash items of approximately $94.9 million for stock-based compensation expense, build-out allowance of $0.2 million and $0.8 million for depreciation and amortization of property and equipment. Further changes in cash flows from operations include a decrease in accounts payable and accrued expenses of approximately $12.0 million, a decrease of $1.8 million in Licensor receivables, and an increase in prepaid expenses and other assets of approximately $1.0 million. The decrease in accrued expenses reflects a payment of approximately $16.4 million for employee payroll taxes withheld related to the exercise of employee stock options during December 2014, paid in January 2015. The increase in prepaid expenses and other assets reflects up-front payments made to various CROs for company-initiated clinical trials, for various insurance policies and the comparator inventory.

Net cash used in operating activities for the year ended December 31, 2014, includes a net loss of $142.0 million adjusted for non-cash items of approximately $39.2 million for stock option expense, build-out allowance of $0.2 million and $0.6 million for depreciation and amortization of property and equipment. Further changes in cash flows from operations include an increase in accounts payable and accrued expenses of approximately $25.2 million, a decrease of $8.1 million in Licensor receivables, and an increase in prepaid expenses and other assets of approximately $8.6 million. The increase in both accounts payable and accrued expenses reflect an increase in clinical trial cost and an accrual of approximately $16.4 million for employee payroll taxes withheld related to the exercise of employee stock options during December 2014. The proceeds from the exercise of the stock options were primarily received in December 2014 while the payments for taxes withheld were made in January 2015. The increase in prepaid expenses and other assets reflects up-front payments made to various CROs for company-initiated clinical trials, various insurance policies and the comparator inventory.

Investing Activities

Net cash provided by investing activities was approximately $142.2 million for the year ended December 31, 2016.  A significant portion represents cash provided by the sale and maturity of available-for-sale securities of approximately $231.3 million offset by cash used for the purchase of available-for-sale securities of approximately $81.8 million.  Additionally,  cash used included approximately $4.3 million used for the purchase of property and equipment and approximately $3.0 million for expenditures for leasehold improvements.

Net cash used in investing activities was approximately $85.9 million for the year ended December 31, 2015. A significant portion of this represents cash used for the purchase of available-for-sale securities of approximately $214.8 million offset by the sale and maturity of available-for-sale securities of $133.2 million. Additionally, approximately $3.1 million of net cash used in investing activities was transferred to restricted cash to secure a standby letter of credit for the additional office leases and approximately $1.2 million was used for leasehold improvements and the purchase of property and equipment to support corporate growth.

Net cash used in investing activities was approximately $63.3 million for the year ended December 31, 2014. A significant portion of this represents cash used for the purchase of available-for-sale securities of approximately $132.3 million offset by the sale and maturity of available-for-sale securities of $70.3 million. Additionally, approximately $1.3 million of cash used in investing activities was used for leasehold improvements and the purchase of property and equipment to support corporate growth.

Financing Activities

October 2016 Common Stock Offering.  On October 19, 2016, we entered into an underwriting agreement in connection with the public offering, issuance and sale by us of 3,750,000 shares of our common stock at a public offering price of $40.00 per share, less underwriting discounts and commissions.  Under the terms of the underwriting agreement, we also granted the underwriters an option exercisable for 30 days to purchase up to an additional 562,500 shares of our common stock at the public offering price, less underwriting discounts and commissions.  On October 20, 2016, the underwriters exercised their option to purchase additional shares in full.  We received net proceeds from the offering of approximately $161.9 million, after deducting underwriting discounts and commissions and estimated offering expenses.

In addition, during the year ended December 31, 2016, approximately $0.6 million was received for employee stock options exercised during 2016.

January 2015 Common Stock Offering. On January 27, 2015, we completed an underwritten public offering of 1,150,000 shares of our common stock (including an additional 150,000 shares of our common stock issued and sold pursuant to the underwriters’ option to purchase additional shares) at a price of $190.00 per share, less the underwriting discount. The net proceeds received by us were approximately $205.1 million after deducting the underwriting discount and estimated offering expenses.

In addition, during the year ended December 31, 2015, $28.2 million was received for employee stock options exercised during 2015.

February 2014 Common Stock Offering. On February 14, 2014, we completed an underwritten public offering of 1,126,530 shares of our common stock (including an additional 146,938 shares of our common stock issued and sold pursuant to the underwriters’ option to purchase additional shares)  at a price of $122.50 per share, less the underwriting discount. The net proceeds received by us were approximately $129.4 million after deducting the underwriting discount and estimated offering expenses.

In addition, during the year ended December 31, 2014, $6.5 million was received for employee stock options exercised during 2014.

Current and Future Financing Needs

We have incurred negative cash flows from operations since we started our business, and we do not expect to achieve any product revenues for at least the next 6 to 12 months, if ever. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our R&D efforts and the commencement of commercialization efforts. Given the current and desired pace of clinical development of our product candidates, over the next 12 months we estimate that our R&D spending will be approximately $140 million to $150 million, excluding stock-based compensation.

Additionally, we expect increased G&A expenses as we continue to evaluate our options with regard to commercialization efforts.

We are currently exploring methods by which to commercialize our product candidates if approved by the FDA or EMA.  These methods may require funding in addition to the cash and cash equivalents and marketable securities totaling approximately $229.4 million available at December 31, 2016.  While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will continue to remain dependent on our ability to obtain sufficient funding to sustain operation and successfully commercially launch neratinib if approved by the FDA or EMA.  While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future.  Our ability to obtain funding may be adversely impacted by uncertain market conditions, unfavorable decisions of regulatory authorities or adverse clinical trial results.  The outcome of these matters cannot be predicted at this time. If the going concern assumption was not appropriate for the preparation of our consolidated financial statements, adjustment might be necessary to the consolidated financial statements.

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

Going Concern

Our independent registered public accounting firm has issued a report on our audited consolidated financial statements for the year ended December 31, 2016 that included an explanatory paragraph referring to our significant operating losses and expressing substantial doubt in our ability to continue as a going concern.  Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

The following table represents our contractual obligations as of December 31, 2016, aggregated by type (in thousands):

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating Lease Obligations	$41,370	$3,977	$8,315	$8,822	$20,256
Total	$41,370	$3,977	$8,315	$8,822	$20,256

Critical Accounting Policies

Our discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, and related disclosure of contingent assets and liabilities reported in our consolidated financial statements. The estimation process requires assumptions to be made about future events and conditions and, as a result, is inherently subjective and uncertain. Actual results could differ materially from our estimates.

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

The Company assesses the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been an impairment by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through December 31, 2016.

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

The license agreement was amended in July 2014 and made the Company solely responsible for the expenses incurred or accrued in conducting the ongoing legacy clinical trials after December 31, 2013.  Pursuant to the amendment to the original license agreement, no reductions in the expenses related to the licensor legacy clinical trials that were in excess of the cap on such expenses set forth in the license agreement were recorded in the years ended December 31, 2016, 2015 and 2014.

Stock-Based Compensation:

Stock option awards:

Accounting Standards Codification 718, Compensation-Stock Compensation, or ASC 718, requires the fair value of all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. Under ASC 718, employee option grants are generally valued at the grant date and those valuations do not change once they have been established. The determination of the fair value using the Black-Scholes Option Pricing Method is affected by our stock price as well as a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. As allowed by ASC 718 for companies with a short period of publicly traded stock history, our estimate of expected volatility is based on the average expected volatilities of a sampling of six companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage. The six companies are reviewed quarterly as volatility has the greatest impact on the calculation. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. Option forfeitures are calculated when the option is granted to reduce the option expense to be recognized over the life of the award and updated upon receipt of further information as to the amount of options expected to be forfeited. The option expense is “trued-up” upon the actual forfeiture of a stock option grant.  Due to our limited history, we use the simplified method to determine the expected life of the option grants.

Performance share awards:

The performance shares are valued on the grant date and the fair value of the performance award is equal to the market price of the Company’s common stock on the grant date. The performance share expense is recognized based on the Company’s estimate of a range of probabilities that the Company’s closing common stock price will be lower or higher on the vesting dates than the Company’s common stock price on the grant date. Based on the range of probabilities, the expense is calculated and recognized over the three-year vesting period.

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

Recently Issued Accounting Standards

In January 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of some of the amendments included in ASU 2016-01 for financial statements of fiscal years or interim periods that have not yet been issued is permitted as of the beginning of the fiscal year of adoption. The Company is currently evaluating the effect that the adoption of ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in ASU 2016-02 will require organizations that lease assets, with lease terms of more than 12 months, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP which requires only capital leases to be recognized on the balance sheet, ASU No. 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. ASU 2016-06 amends FASB ASC 815-15 to clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. ASU 2016-06 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. An entity should apply the amendments in ASU No. 2016-06 on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect that the adoption of ASU 2016-06 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 will require organizations to recognize all income tax effects of awards in the statement of operations when the awards vest or are settled. ASU 2016-09 will also allow organizations to repurchase more shares from employees than they could previously purchase for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 will be effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the effect that the adoption of ASU 2016-09 will have on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606). ASU 2016-10 amends ASC 606, Revenue from Contracts with Customers, to clarify two aspects of ASC 606, identifying performance obligations and the licensing implementation guidance, while retaining the related principles of those areas. The amendments in ASU 2016-10 do not change the core principle of the guidance in ASC 606. The amendments in ASU No. 2016-10 affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in ASU No. 2016-10 are the same as the effective date and transition requirements in ASC 606 and any other Topic amended by ASU 2014-09. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the effect that the adoption of ASU 2016-10 will have on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606). ASU 2016-12 amends ASC 606 to address certain issues in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The amendments in ASU 2016-12 do not change the core principle of the guidance in ASC 606. The amendments in ASU No. 2016-12 affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in ASU No. 2016-12 are the same as the effective date and transition requirements in ASC 606 and any other Topic amended by ASU 2014-09. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the effect that the adoption of ASU 2016-12 will have on its consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for the Company in the fiscal year beginning after December 15, 2017, but early adoption is permissible. The Company is currently evaluating the effect that the adoption of ASU 2016-18 will have on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investing activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalents and available-for-sale investments in a variety of securities, which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes because of the relatively short maturities of our investments and we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We manage our sensitivity to these risks by maintaining investments-grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of December 31, 2016, our investments consisted primarily of commercial paper and corporate obligations. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or 10% decrease in interest rates due mainly to the short-term nature of our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Additionally, we do not invest in foreign currencies or other foreign investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer have concluded that these disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework - 2013 (COSO 2013 framework). Based on this evaluation and criteria, our management concluded that as of December 31, 2016, our internal control over financial reporting was effective at the reasonable assurance level.

Our internal control over financial reporting as of December 31, 2016 has been audited by PKF, Certified Public Accountants, A Professional Corporation, our independent registered public accounting firm, as stated in their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

ITEM 9B.	OTHER INFORMATION

Not applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our 2017 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our 2017 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our 2017 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our 2017 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our 2017 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.

Consolidated Financial Statement Schedules

(a) Documents Filed as Part of Report

(1) Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm	F-2
•	Consolidated Balance Sheets at December 31, 2016 and 2015	F-3
•	Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014	F-4
•	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2016, 2015 and 2014	F-5
•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014	F-6
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014	F-7
•	Notes to Consolidated Financial Statements	F-8

(2) Consolidated Financial Statement Schedules

Consolidated Financial Statement Schedules have been omitted because they are either not required or not applicable, or because the information required to be presented is included in the consolidated financial statements or the notes thereto included in this Annual Report.

(3) Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report and such Exhibit Index is incorporated by reference herein.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2017.

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

Signature	Title	Date
/s/ Alan H. Auerbach Alan H. Auerbach	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2017
/s/ Charles R. Eyler Charles R. Eyler	Senior Vice President, Finance and Administration and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2017
/s/ Jay M. Moyes Jay M. Moyes	Director	March 1, 2017
/s/ Adrian M. Senderowicz Adrian M. Senderowicz	Director	March 1, 2017
/s/ Troy E. Wilson Troy E. Wilson	Director	March 1, 2017
/s/ Frank Zavrl Frank Zavrl	Director	March 1, 2017

EXHIBIT INDEX

	Exhibit	Incorporation by Reference
	No.	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated September 29, 2011, by and among Innovative Acquisitions Corp., IAC Merger Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, and Puma Biotechnology, Inc., a Delaware corporation	8-K	2.1	10/4/2011

3.1	Certificate of Merger relating to the merger of IAC Merger Corporation with and into Puma Biotechnology, Inc., filed with the Secretary of State of Delaware on October 4, 2011	8-K	3.1	10/11/2011

3.2	Certificate of Ownership and Merger relating to the merger of Puma Biotechnology, Inc. with and into Innovative Acquisitions Corp., filed with the Secretary of State of the State of Delaware on October 4, 2011	8-K	3.2	10/11/2011

3.3	Second Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on June 14, 2016	8-K	3.1	6/15/2016

3.4	Amended and Restated Bylaws of Puma Biotechnology, Inc.	K	3.1	2/16/2016

4.1	Form of Common Stock Certificate	S-1/A	4.1	2/1/2012

4.2#	Warrant to Purchase Shares of Common Stock of Puma Biotechnology, Inc., dated October 4, 2011, issued to Alan H. Auerbach	8-K	4.2	10/11/2011

10.1(a)*	License Agreement, dated August 18, 2011, by and between the Company, as successor to Puma Biotechnology, Inc., and Pfizer Inc.	8-K/A	10.1	12/16/2011

10.1(b)*	Amendment No. 1 to License Agreement dated July 18, 2014, between the Company and Pfizer, Inc.	10-Q	10.1	11/10/2014

10.2(a)#	Puma Biotechnology, Inc. 2011 Incentive Award Plan	8-K	10.4	10/11/2011

10.2(b)#	First Amendment to Puma Biotechnology, Inc. 2011 Incentive Award Plan	DEF 14A	Appendix A	6/4/2014

10.2(c)#	Second Amendment to Puma Biotechnology, Inc. 2011 Incentive Award Plan	10-Q	10.1	8/10/2015

10.2(d)#	Form of Stock Option Grant Notice and Stock Option Agreement, issued pursuant to the 2011 Incentive Award Plan	10-K	10.5	3/29/2012

10.2(e)#	Form of Chief Executive Officer Stock Option Grant Notice and Stock Option Agreement, issued pursuant to the 2011 Incentive Award Plan	10-K	10.6	3/29/2012

10.2(f)#	Form of Performance Share Award Agreement, issued pursuant to the 2011 Incentive Award Plan	10-K	10.2(d)	3/3/2014

10.2(g)#	Form of Restricted Stock Unit Award Agreement, issued pursuant to the 2011 Incentive Award Plan	8-K	10.1	10/17/2016

10.3(a)	Registration Rights Agreement, dated October 4, 2011, by and among Puma, the investors listed on Exhibit A attached thereto and the Company	8-K/A	10.5	12/16/2011

10.3(b)	Amendment No. 1 to Registration Rights Agreement	8-K	10.2	11/23/2011

10.4#	Letter Agreement, dated October 21, 2011, between the Company and Charles Eyler	8-K	10.2	10/27/2011

	Exhibit	Incorporation by Reference
	No.	Form	Exhibit	Filing Date

10.5(a)	Office Lease by and between the Company and CA – 10880 Wilshire Limited Partnership, executed on December 7, 2011	8-K	10.1	12/13/2011

10.5(b)	First Amendment to the Office Lease, dated as of November 28, 2012, by and between the Company and CA – 10880 Wilshire Limited Partnership	10-K	10.13(B)	4/1/2013

10.5(c)	Second Amendment to the Office Lease, dated as of December 3, 2013, by and between the Company and CA – 10880 Wilshire Limited Partnership	10-K	10.6(c)	3/3/2014

10.5(d)	Third Amendment to the Office Lease, dated as of March 18, 2014, by and between the Company and CA – 10880 Wilshire Limited Partnership	10-K	10.5(d)	3/2/2015

10.5(e)	Fourth Amendment to the Office Lease, dated as of July 31, 2015, by and between the Company and CA – 10880 Wilshire Limited Partnership	10-Q	10.1	11/9/2015

10.6#	Employment Agreement, dated January 19, 2012, by and between the Company and Alan H. Auerbach	8-K	10.1	1/24/2012

10.7(a)	Office Lease by and between DWF III Gateway, LLC and the Company, executed June 7, 2012	8-K	10.1	6/13/2012

10.7(b)	First Amendment to Lease, dated as of May 19, 2014, by and between DWF III Gateway, LLC and Puma Biotechnology, Inc.	8-K	10.1	5/23/2014

10.7(c)	Second Amendment to Lease, dated as of June 10, 2014, by and between DWF III Gateway, LLC and Puma Biotechnology, Inc.	10-Q	10.2	8/10/2015

10.7(d)	Third Amendment to Lease, dated as of July 21, 2015, by and between PR 707 Gateway, LLC (as sucessor in interest to DWF III Gateway, LLC) and the Company	10-Q	10.2	11/9/2015

10.8#	Letter Agreement, dated May 2, 2012, between the Company and Richard P. Bryce	8-K	10.17	6/26/2012

10.9#	Form of Indemnification Agreement	S-1/A	10.11	10/15/2012

10.10#	Non-Employee Director Compensation Program	10-K	10.10	2/29/2016

10.11#	Letter Agreement, dated August 21, 2015, between the Company and Steven Lo	10-Q	10.3	11/9/2015

10.12#	Letter Agreement, dated April 15, 2016, between the Company and Richard Phillips	10-Q	10.1	8/9/2016

10.13#	Amendment to Stock Option Grant Notice and Stock Option Agreement, dated August 1, 2016, between the Company and Richard Phillips	10-Q	10.1	11/9/2016

10.14#	Letter Agreement, dated May 24, 2016, between the Company and Richard Charnas	10-Q	10.2	8/9/2016

21.1+	Subsidiaries

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on signature page)

31.1+	Certification of Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit	Incorporation by Reference
	No.	Form	Exhibit	Filing Date
32.1++	Certification of Principal Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Principal Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Linkbase Document

+	File herewith.

++	Furnished herewith.

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement.

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Puma Biotechnology, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Puma Biotechnology, Inc. and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years ended 2016, 2015 and 2014. We also have audited Puma Biotechnology, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework - 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Puma Biotechnology Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Puma Biotechnology, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of its operations, comprehensive loss, changes in stockholders’ equity and its cash flows for each of the three years ended 2016, 2015, and 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Puma Biotechnology, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework - 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to that matter.

/s/ PKF
San Diego, California	PKF
March 1, 2017	Certified Public Accountants A Professional Corporation

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$194,494	$31,569
Marketable securities	34,982	184,320
Prepaid expenses and other, current	6,998	7,660
Total current assets	236,474	223,549
Property and equipment, net	5,153	2,383
Prepaid expenses and other, long-term	6,846	9,597
Restricted cash	4,317	4,313
Total assets	$252,790	$239,842
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,035	$17,803
Accrued expenses	17,426	14,639
Total current liabilities	37,461	32,442
Deferred rent	5,505	1,393
Total liabilities	42,966	33,835
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock - $.0001 par value; 100,000,000 shares authorized; 36,826,010 issued and outstanding at December 31, 2016, and 32,466,842 issued and outstanding at December 31, 2015	4	3
Additional paid-in capital	1,006,344	726,651
Accumulated other comprehensive loss	(13)	(147)
Accumulated deficit	(796,511)	(520,500)
Total stockholders' equity	209,824	206,007
Total liabilities and stockholders' equity	$252,790	$239,842

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Years Ended December 31,
	2016	2015	2014
Operating expenses:
General and administrative	$53,798	$31,808	$19,358
Research and development	222,798	208,472	122,917
Totals	276,596	240,280	142,275
Loss from operations	(276,596)	(240,280)	(142,275)
Other income (expenses):
Interest income	958	971	324
Other income (expense)	(373)	25	(14)
Totals	585	996	310
Net loss	$(276,011)	$(239,284)	$(141,965)
Net loss applicable to common stock	$(276,011)	$(239,284)	$(141,965)
Net loss per common share—basic and diluted	$(8.29)	$(7.45)	$(4.73)
Weighted-average common shares outstanding—basic and diluted	33,295,114	32,126,094	30,010,979

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net loss	$(276,011)	$(239,284)	$(141,965)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	134	(52)	(98)
Comprehensive loss	$(275,877)	$(239,336)	$(142,063)

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

				Receivables	Accumulated
			Additional	from the	Other
	Common Stock		Paid-in	Exercise of	Comprehensive	Accumulated
	Shares	Amount	Capital	Options	Income (Loss)	Deficit	Total
Balance at December 31, 2013	28,991,289	3	223,232	—	3	(139,251)	83,987
Stock option compensation	—	—	39,151	—	—	—	39,151
Exercises of stock options	430,490	—	7,368	(835)	—	—	6,533
Issuance of shares of common stock through equity placement at $122.50 per share, net of issuance costs	1,126,530	—	129,440	—	—	—	129,440
Unrealized loss on available for sale securities	—	—	—	—	(98)	—	(98)
Net loss	—	—	—	—	—	(141,965)	(141,965)
Balance at December 31, 2014	30,548,309	3	399,191	(835)	(95)	(281,216)	117,048
Stock-based compensation	—	—	94,934	—	—	—	94,934
Exercises of stock options	757,038	—	27,393	835	—	—	28,228
Issuance of performance shares	11,495	—	—	—	—	—	—
Issuance of shares of common stock through equity placement at $190.00 per share, net of issuance costs	1,150,000	—	205,133	—	—	—	205,133
Unrealized gain on available for sale securities	—	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	—	(239,284)	(239,284)
Balance at December 31, 2015	32,466,842	3	726,651	—	(147)	(520,500)	206,007
Stock-based compensation	—	—	117,264	—	—	—	117,264
Exercises of stock options	46,668	—	576	—	—	—	576
Unrealized gain on available-for-sale securities	—	—	—	—	134	—	134
Issuance of shares of common stock through equity placement at $40.00 per share, net of issuance costs	4,312,500	1	161,853	—	—	—	161,854
Net loss	—	—	—	—	—	(276,011)	(276,011)
Balance at December 31, 2016	36,826,010	$4	$1,006,344	$—	$(13)	$(796,511)	$209,824

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities:
Net loss	$(276,011)	$(239,284)	$(141,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,149	776	627
Build-out allowance received from landlord	2,997	179	192
Disposal of leasehold improvements	368	—	—
Stock-based compensation expense	117,264	94,934	39,151
Changes in operating assets and liabilities:
Licensor receivable	—	1,760	8,053
Prepaid expenses and other	3,413	(958)	(8,584)
Accounts payable	2,231	2,806	4,305
Accrued expenses	2,787	(14,805)	20,865
Accrual of deferred rent	4,112	124	153
Net cash used in operating activities	(141,690)	(154,468)	(77,203)
Investing activities:
Purchase of property and equipment	(4,287)	(1,002)	(1,100)
Expenditures for leasehold improvements	(2,997)	(179)	(192)
Restricted cash	(4)	(3,098)	(1)
Purchase of available-for-sale securities	(81,794)	(214,806)	(132,259)
Sale/maturity of available-for-sale securities	231,267	133,222	70,277
Net cash provided by (used in) investing activities	142,185	(85,863)	(63,275)
Financing activities:
Net proceeds from issuance of common stock	161,854	205,133	129,440
Net proceeds from exercise of options	576	28,228	6,533
Net cash provided by financing activities	162,430	233,361	135,973
Net increase (decrease) in cash and cash equivalents	162,925	(6,970)	(4,505)
Cash and cash equivalents, beginning of year	31,569	38,539	43,044
Cash and cash equivalents, end of year	$194,494	$31,569	$38,539
Supplemental disclosures of non-cash investing and financing activities:
Receivables from the exercise of options	$—	$—	$835

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

Basis of Presentation:

The Company is focused on developing neratinib for the treatment of patients with human epidermal growth factor receptor type 2, or HER2-positive, breast cancer, HER2 mutated non-small cell lung cancer, HER2-negative breast cancer that has a HER2 mutation and other solid tumors that have an activating mutation in HER2.  The Company has reported a net loss of approximately $276.0 million and negative cash flows from operations of approximately $141.7 million for the year ended December 31, 2016. Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities through the drug development process and into the early commercialization stage.

The Company has incurred significant operating losses since its inception, which raises substantial doubt about its ability to continue as a going concern.  The Company has not yet launched its first commercial product and is currently exploring methods by which to commercialize its product candidates if approved by the FDA or EMA.  These methods may require funding in addition to the cash and cash equivalents and marketable securities totaling approximately $229.4 million available at December 31, 2016.  While the consolidated financial statements have been prepared on a going concern basis, the Company continues to remain dependent on its ability to obtain sufficient funding to sustain operation and successfully commercially launch neratinib if approved by the FDA or EMA.  While the Company has been successful in raising financing in the past, there can be no assurance that it will be able to do so in the future.  The Company’s ability to obtain funding may be adversely impacted by uncertain market conditions, unfavorable decisions of regulatory authorities or adverse clinical trial results.  The outcome of these matters cannot be predicted at this time.  If the going concern assumption was not appropriate for the preparation of the consolidated financial statements, adjustment might be necessary to the consolidated financial statements.

The Company’s continued operations will depend on its ability to raise funds through various potential sources, such as equity and debt financing. Through December 31, 2016, the Company’s financing was primarily through public offerings of Company common stock and private equity placements. The Company sold additional shares of its common stock through an underwritten public offering in October 2016 (see Note 6).  As a result, the Company received net proceeds of approximately $161.9 million.  The Company may need additional financing until it can achieve profitability, if ever.  There can be no assurance that additional capital will be available on favorable terms or at all or that any additional capital that the Company is able to obtain will be sufficient to meet its needs.  If it is unable to raise additional capital, the Company could likely be forced to curtail desired development activities, which will delay the development of its product candidates.

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

Assets Measured at Fair Value on a Recurring Basis:

Accounting Standards Codification, or “ASC”, 820, Fair Value Measurement, or ASC 820, provides a single definition of fair value and a common framework for measuring fair value as well as disclosure requirements for fair value measurements used in financial statements. Under ASC 820, fair value is determined based upon the exit price that would be received by a company to sell an asset or paid by a company to transfer a liability in an orderly transaction between market participants, exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company uses the most advantageous market, which is the market from which the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. ASC 820 creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest.

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

Following are the major categories of assets measured at fair value on a recurring basis as of December 31, 2016 and 2015, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

December 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents	$188,543	$—	$—	$188,543
Marketable securities—corporate bonds	—	28,984	—	28,984
Marketable securities—commercial paper	—	5,998	—	5,998
	$188,543	$34,982	$—	$223,525

December 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents	$29,166	$—	$—	$29,166
Marketable securities—corporate bonds	—	169,824	—	169,824
Marketable securities—commercial paper	—	2,996	—	2,996
Marketable securities—US government	—	11,500	—	11,500
	$29,166	$184,320	$—	$213,486

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

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents. The Company’s cash and cash equivalents in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at December 31, 2016, were approximately $199.0 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

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

The Company assesses the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. Should impairment exist, the asset is written down to its estimated fair value. The Company recorded a loss from disposal of leasehold improvements during 2016 when it vacated one suite in its South San Francisco office location in favor of another suite.  The Company has not recognized any impairment losses through December 31, 2016.

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

The license agreement was amended in July 2014 and made the Company solely responsible for the expenses incurred or accrued in conducting the ongoing legacy clinical trials after December 31, 2013.  Pursuant to the amendment to the original license agreement, no reduction in the expenses related to the licensor legacy clinical trials that were in excess of the cap on such expenses set forth in the license agreement was recorded in the years ended December 31, 2016, 2015 and 2014.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2016 and 2015, the Company did not have a liability for unrecognized tax uncertainties.

The Company is subject to routine audits by taxing jurisdictions. As of December 31, 2016, the Company’s tax years for 2013, 2014 and 2015 are subject to examination by the authorities. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods presented as required by ASC 260, Earnings per Share. Diluted earnings per common share are the same as basic earnings per share because the assumed exercise of the Company’s outstanding options are anti-dilutive. For the year ended December 31, 2016, potentially dilutive securities excluded from the calculations were 6,578,623 shares issuable upon exercise of options, 630,508 shares issuable upon the vesting of restricted stock units and 2,116,250 shares issuable upon exercise of a warrant. For the years ended December 31, 2015 and 2014, potentially dilutive securities excluded from the earnings per common share calculation were 7,668,007 and 6,113,318 shares, respectively, issuable upon exercise of options and warrants or issuable as performance awards.

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

Recently Issued Accounting Standards

In January 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of some of the amendments included in ASU 2016-01 for financial statements of fiscal years or interim periods that have not yet been issued is permitted as of the beginning of the fiscal year of adoption. The Company is currently evaluating the effect that the adoption of ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in ASU 2016-02 will require organizations that lease assets, with lease terms of more than 12 months, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP which requires only capital leases to be recognized on the balance sheet, ASU No. 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. ASU 2016-06 amends FASB ASC 815-15 to clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. ASU 2016-06 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. An entity should apply the amendments in ASU No. 2016-06 on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect that the adoption of ASU 2016-06 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 will require organizations to recognize all income tax effects of awards in the statement of operations when the awards vest or are settled. ASU 2016-09 will also allow organizations to repurchase more shares from employees than they could previously purchase for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 will be effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the effect that the adoption of ASU 2016-09 will have on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606). ASU 2016-10 amends ASC 606, Revenue from Contracts with Customers, to clarify two aspects of ASC 606, identifying performance obligations and the licensing implementation guidance, while retaining the related principles of those areas. The amendments in ASU 2016-10 do not change the core principle of the guidance in ASC 606. The amendments in ASU No. 2016-10 affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in ASU No. 2016-10 are the same as the effective date and transition requirements in ASC 606 and any other Topic amended by ASU 2014-09. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the effect that the adoption of ASU 2016-10 will have on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606). ASU 2016-12 amends ASC 606 to address certain issues in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The amendments in ASU 2016-12 do not change the core principle of the guidance in ASC 606. The amendments in ASU No. 2016-12 affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in ASU No. 2016-12 are the same as the effective date and transition requirements in ASC 606 and any other Topic amended by ASU 2014-09. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the effect that the adoption of ASU 2016-12 will have on its consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for the Company in the fiscal year beginning December 15, 2017, but early adoption is permissible. The Company is currently evaluating the effect that the adoption of ASU 2016-18 will have on its consolidated financial statements.

Note 3—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following at December 31 (in thousands):

	2016	2015
Current:
CRO services	$3,471	$2,969
Other clinical development	1,069	2,309
Insurance	1,159	1,138
Other	1,299	1,244
	6,998	7,660
Long-term:
CRO services	5,077	5,754
Other clinical development	1,243	3,005
Insurance	40	87
Other	486	751
	6,846	9,597
Totals	$13,844	$17,257

Note 4—Property and Equipment:

Property and equipment consisted of the following at December 31 (in thousands):

Property and Equipment:	2016	2015
Leasehold improvements	$3,878	$1,502
Computer equipment	1,822	1,646
Telephone equipment	256	169
Furniture and fixtures	2,146	1,167
	8,102	4,484
Less: accumulated depreciation and amortization	(2,949)	(2,101)
Totals	$5,153	$2,383

Note 5—Accrued Expenses:

Accrued expenses consisted of the following at December 31 (in thousands):

	2016	2015
Accrued CRO/licensor services	$6,609	$8,436
Accrued other clinical development	7,015	3,618
Accrued legal fees	706	443
Accrued compensation	3,058	1,970
Other	38	172
Totals	$17,426	$14,639

Accrued CRO/licensor services and accrued other clinical development represent the Company’s estimate of such costs as of December 31, 2016 and 2015, which will be adjusted in the period the actual costs become known.

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

October 2016 Common Stock Offering.  On October 19, 2016, the Company entered into an underwriting agreement in connection with the public offering, issuance and sale by the Company of 3,750,000 shares of the Company’s common stock, par value $0.0001 per share, at a public offering price of $40.00 per share, less underwriting discounts and commissions.  Under the terms of the underwriting agreement, the Company also granted the underwriters an option exercisable for 30 days to purchase up to an additional 562,500 shares of its common stock at the public offering prices, less underwriting discounts and commissions.  On October 20, 2016, the underwriters exercised their option to purchase additional shares in full.  The Company received net proceeds from the offering of approximately $161.9 million, after deducting underwriting discounts and commissions and estimated offering expenses.

The Company issued 46,668, 757,038, and 430,490 shares of common stock upon exercise of stock options during the years ended December 31, 2016, 2015 and 2014, respectively.

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

Performance Shares:

During January 2014, performance share awards were granted to certain employees that provide for a maximum of 28,411 common stock shares to be issued. These shares vest over three years on the first, second and third anniversary of December 15, 2013. On each vesting date, if the Company’s closing common stock price is equal to $102.46 per share, one-third of the 28,411 shares will be awarded. If the Company’s closing common stock price is either lesser or greater than $102.46 per share, the number of common stock shares to be issued will be adjusted to be less than one-third of the 28,411 shares. No shares will be awarded if the Company’s closing common stock price is less than $47.53 per share at the vesting dates. The performance shares are valued on the grant date and the fair value of the performance award is equal to the market price of the Company’s common stock on the grant date. The performance share expense is recognized based on the Company’s estimate of a range of probabilities that the Company’s closing common stock price will be lower or higher than $102.46 on the vesting dates. Based on the range of probabilities, the expense is calculated and recognized over the three-year vesting period.  On December 15, 2016, the final vesting occurred and the calculations were performed. As a result, no shares of common stock were issued to the employees and the remaining 9,469 performance shares were cancelled.  Previously, on December 15, 2014 and December 15, 2015, the first and second vestings occurred and the calculations were performed.  This resulted in 11,495 shares of common stock being issued to the employees and 7,447 performance shares being cancelled.

Stock Options:

The Company’s 2011 Incentive Award Plan, or the 2011 Plan, was adopted by the Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. Through December 31, 2016, a total of 10,529,412 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

The Company awarded only “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107, or Share Based Payment. As of December 31, 2016, 7,209,131 shares of the Company’s common stock are issuable upon the exercise of outstanding awards granted under the 2011 Plan and 1,741,857 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees was estimated using the Black-Scholes Option Pricing Method (see Note 2) with the following weighted-average assumptions used during the years ended December 31:

	2016	2015	2014
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	68.1%	64.5%	74.4%
Risk-free interest rate	1.7%	1.6%	1.8%
Expected life in years	5.80	5.82	5.85

Employee stock-based compensation was as follows for the years ended December 31 (in thousands except per share data):

	2016	2015	2014
Stock-based compensation:
Options-
Research and development, or R&D	$88,049	$76,995	$28,446
General and administrative, or G&A	25,043	17,166	9,154
Restricted stock units-
G&A	1,580	—	—
R&D	3,120	—	—
Performance shares: R&D	(528)	773	1,551
Total share-based compensation expense	$117,264	$94,934	$39,151
Impact on basic and diluted net loss per share	$3.52	$2.96	$1.30
Weighted average shares (basic and diluted)	33,295,114	32,126,094	30,010,979

Activity with respect to options granted under the 2011 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	2,604,224	$23.31	8.9	$208,902
Granted	1,980,208	$159.62	9.2	—
Forfeited	(175,816)	$67.08	—	—
Exercised	(430,490)	$17.12	—	$74,109
Outstanding at December 31, 2014	3,978,126	$89.55	8.7	$431,635
Granted	2,606,183	$117.62	9.4	—
Forfeited	(277,140)	$177.98	—	—
Exercised	(757,038)	$36.19	—	$102,149
Expired	(7,846)	$105.42
Outstanding at December 31, 2015	5,542,285	$105.59	8.6	$87,632
Granted	1,658,465	$42.34	9.3
Forfeited	(446,544)	$122.50
Exercised	(43,751)	$13.16		$1,360
Expired	(131,933)	$185.10
Outstanding at December 31, 2016	6,578,522	$87.52	8.0	$18,442
Unvested at December 31, 2016	3,106,083	$80.00	9.1	$171
Exercisable at December 31, 2016	3,472,439	$94.24	7.0	$18,271

At December 31, 2016, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $132.1 million, which is expected to be recognized over a weighted-average period of 1.7 years.

At December 31, 2016 , the total estimated unrecognized employee compensation cost related to non-vested restricted stock units  was approximately $29.7 million, which is expected to be recognized over a weighted-average period of 2.6 years.  The weighted-average grant date fair value of options granted during the years ended December 31, 2016, 2015 and 2014, was $25.69, $68.30 and $101.17 per share, respectively.  The weighted average grant date fair value of restricted stock units awarded during the year ended December 31, 2016, was $54.35.

		Weighted
		Average
		Grant-Date
Stock options	Shares	Fair Value
Nonvested shares at December 31, 2015	3,572,202	$73.59
Granted	1,658,465	25.69
Vested/Issued	(1,678,040)	77.69
Forfeited	(446,544)	73.22
Nonvested shares at December 31, 2016	3,106,083	$47.78

		Weighted
		Average
		Grant-Date
Performance shares	Shares	Fair Value
Nonvested shares at December 31, 2015	9,469	$102.46
Granted	—	102.46
Vested/Issued	—	102.46
Cancelled	(9,469)	102.46
Nonvested shares at December 31, 2016	—	$102.46

		Weighted
		Average
		Grant-Date
Restricted stock units	Shares	Fair Value
Nonvested shares at December 31, 2015	—	$—
Granted	640,644	54.35
Vested/Issued	(2,917)	54.35
Cancelled	(7,219)	54.35
Nonvested shares at December 31, 2016	630,508	$54.35

Note 7—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $1.0 million, $0.7 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 8—Income Taxes:

Temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes give rise to the Company’s deferred income taxes. The components of the Company’s net deferred tax assets as of December 31, 2016 and 2015 are as follows (in thousands):

	Federal	State	Total
Deferred tax assets—2016:
Net operating loss carry forwards	$178,654	$30,654	$209,308
Business credit carryforwards	14,257	6,999	21,256
Organization costs	151	26	177
Compensation	71,987	12,354	84,341
Deferred rent - leasehold improvement	1,019	175	1,194
Other	852	145	997
	266,920	50,353	317,273
Deferred tax liabilities	(1,083)	(186)	(1,269)
Total deferred tax assets	265,837	50,167	316,004
Valuation allowance	(265,837)	(50,167)	(316,004)
Net deferred tax assets	$—	$—	$—

	Federal	State	Total
Deferred tax assets—2015:
Net operating loss carry forwards	$125,244	$21,489	$146,733
Business credit carryforwards	11,528	6,373	17,901
Organization costs	166	29	195
Compensation	38,138	6,545	44,683
Depreciation	180	30	210
Other	53	9	62
	175,309	34,475	209,784
Deferred tax liabilities	—	—	—
Total deferred tax assets	175,309	34,475	209,784
Valuation allowance	(175,309)	(34,475)	(209,784)
Net deferred tax assets	$—	$—	$—

As the ultimate realization of the potential benefits of the Company’s deferred tax assets is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances. Accordingly, the Company did not recognize any benefit from income taxes in the accompanying Consolidated Statements of Operations to offset its pre-tax losses. The valuation allowance increased $106.2 million in 2016 and $101.4 million in 2015. At December 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $525.5 million each, which will begin to expire in 2031. At December 31, 2016, the Company also has federal and state research and development credit carryforwards of approximately $14.3 million and $10.6 million, respectively. Pursuant to the Internal Revenue Code, Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards could be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not yet performed an assessment on the potential limitation on net operating loss and credit carryforwards.

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2016 and 2015 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Those deferred tax assets include federal and state net operating losses. Equity will be increased by approximately $0.1 million if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

The provision (credit) for income taxes in the accompanying Consolidated Statements of Operations differs from the amount calculated by applying the statutory income tax rate to income (loss) from continuing operations before income taxes. The primary components of such differences are as follows as of December 31 (in thousands):

	2016	2015	2014
Tax computed at the federal statutory rate	$(93,839)	$(81,356)	$(48,268)
State taxes	(15,693)	(16,620)	(8,465)
Permanent items	6,152	4,225	9,956
R&D credits	(2,728)	(5,029)	(3,697)
Other	(113)	(2,571)	690
Change in valuation allowance	106,221	101,351	49,784
Total provision	$—	$—	$—

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits at December 31:

(in thousands)	2016	2015	2014
Unrecognized tax benefits—January 1	$4,475	$2,482	$1,263
Gross decreases—tax positions in prior period	—	—	(205)
Gross increases—tax positions in current period	840	1,993	1,424
Unrecognized tax benefits—December 31	$5,315	$4,475	$2,482

The unrecognized tax benefits that, if recognized, would affect the effective tax rate is zero at December 31, 2015. The Company does not have tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefit will significantly increase or decrease within 12 months of the reporting date.

Note 9—Commitments and Contingencies:

Office Leases:

On December 7, 2011, the Company, entered into a non-cancelable operating lease for office space. The initial term of the lease is for seven years and commenced on December 10, 2011. The base rent was approximately $44,400 per month during the first year and will increase each year during the initial term, up to approximately $53,000 per month during the seventh year. The lease has an expiration date of December 9, 2018. In addition, the Company has an option to extend the lease for an additional five-year term. The lease is subject to additional charges for common area maintenance and other costs. Concurrent with the execution of the lease, the Company provided the landlord an automatically renewable stand-by letter of credit in the amount of $2,500,000. The stand-by letter of credit is collateralized by a high-yield savings account which is classified as restricted cash on the accompanying Consolidated Balance Sheets. Rent expense for the years ended December 31, 2016, 2015, and 2014, was approximately $3,547,300, $1,597,200 and $1,126,700, respectively.

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

In July 2015, the Company amended its lease with CA-10880 Wilshire Limited Partnership to expand the rented square feet in its Los Angeles office by approximately 26,000 square feet.  The lease commenced April 1, 2016, and increased the monthly rent in the Los Angeles location by approximately $150,000 per month with annual increases of approximately 3% per year for the 10-year lease term.  The amendment also extended the term of the lease until March 2026.

In addition, in July 2015, the Company amended its office lease with PR 701 Gateway, LLC (as successor in interest to DWF III Gateway, LLC) to expand the rented square feet in its South San Francisco location by approximately 13,000 square feet.  The lease commenced April 1, 2016, and increased the monthly rent in the South San Francisco location by approximately $51,400 with annual increases of approximately 3% per year for the 10-year lease term.  The amendment also extended the term of the lease until March 2026.

Future minimum lease payments for each of the years subsequent to December 31, 2016, are as follows (in thousands):

Year Ending December 31,	Amount
2017	$3,977
2018	4,096
2019	4,219
2020	4,345
Thereafter	24,733
Total	$41,370

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

Clinical Trial Contracts:

The Company engages with clinical research organizations and contract manufacturing organizations, or CMOs, in addition to engaging in contracts for the management of its ongoing clinical trials and pre-commercialization efforts. The Company may cancel these agreements with a 30 to 45 day written notice to the outside vendor. The Company would be obligated to pay for services rendered up to that point. The contracts also contain variable costs that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary and therefore, are not included in the table below. The contracts held by the Company as of December 31, 2016, are summarized as follows (in thousands):

Indication	Estimated Contractual Obligations as of December 31, 2016	Months Remaining on Contract
HER2 Overexpressed/Amplified Breast Cancer (Extension)	$22,844	20
HER2 Overexpressed/Amplified Breast Cancer (Licensor Legacy Clinical Trials)	1,541	12
HER2 Mutated Non-Small Cell Lung Cancer	338	12
HER2 Mutated Breast Cancer and HER2 Mutated Breast Cancer with Brain Mets	3,962	18
Metastatic & Adjuvant Breast Cancer	47,865	21
Neoadjuvant Breast Cancer	4,537	20
Preclinical Research	22,557	13
HER2 Mutated Solid Tumors	12,946	12
Other	6,487	12
Total	$123,077

Included in the above are payments to be made when milestones are reached.  As of December 31, 2016, Company obligations for potential milestone payments totaled approximately $22.7 million.  This amount will be paid by the Company if all milestones are reached and would reduce the overall contractual obligation if one or more milestone is never reached.

Legal Proceedings:

The Company currently has four pending legal proceedings in which it is named as a defendant.  On June 3, 2015, Hsingching Hsu, individually and on behalf of all others similarly situated, filed a class action lawsuit against the Company and certain of its executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG).  On October 16, 2015, lead Plaintiff Norfolk Pension Fund filed an amended complaint on behalf of all persons who purchased the Company’s securities between July 22, 2014 and May 29, 2015.  The amended complaint alleges that the Company and certain of its executive officers made false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, prospects and performance in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiff seeks damages, interest, costs, attorneys' fees, and other unspecified equitable relief.  On November 30, 2015, the Company filed a motion to dismiss the amended complaint. The plaintiff opposed this motion, and the court heard oral argument on March 14, 2016. On September 30, 2016, the court denied the Company’s motion to dismiss.  The court set a trial for November 6, 2018.

On February 2, 2016, Fredric N. Eshelman filed a lawsuit against the Company’s Chief Executive Officer and President, Alan H. Auerbach, and the Company in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D).  The complaint generally alleges that Mr. Auerbach and the Company made defamatory statements regarding Dr. Eshelman in connection with a proxy contest.  Dr. Eshelman seeks compensatory and punitive damages and expenses and costs, including attorneys’ fees.  On April 4, 2016, the defendants filed a motion to dismiss the complaint.  On May 2, 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach.  On February 6, 2017,  the court denied the Company’s motion to dismiss. On February 21, 2017, the Company filed an answer to Dr. Eshelman’s complaint and brought counterclaims against Dr. Eshelman for defamatory statements regarding the Company made by him in connection with the proxy contest. The court has set a schedule for discovery to be conducted through September 2017.

On April 12 and April 14, 2016, alleged shareholders filed two derivative lawsuits purportedly on behalf of the Company against certain of the Company’s officers and directors in the Superior Court of the State of California, Los Angeles, captioned Xing Xie v. Alan H. Auerbach, et al., No. BC616617, and Kevin McKenney v. Auerbach, et al., No. BC617059. The complaints assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement and waste of corporate assets arising from substantially similar allegations as those contained in the putative securities class action described above. The complaints seek an unspecified sum of damages and equitable relief.

The Company believes that these cases are without merit and the Company intends to vigorously defend itself against these cases.  It is impossible to determine a potential dollar figure for the lawsuits as a contingent loss.

Note 10—Quarterly Financial Data:

Quarterly financial data (in thousands except share and per share data):
(unaudited)	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2016
Revenues	$—	$—	$—	$—
Net loss	(70,972)	(66,597)	(65,781)	(72,661)
Net loss applicable to common stock	(70,972)	(66,597)	(65,781)	(72,661)
Net loss per share—basic and diluted	$(2.19)	$(2.05)	$(2.02)	$(2.04)
Weighted-average common shares outstanding—basic and diluted	32,478,408	32,493,092	32,497,168	35,694,193
2015
Revenues	$—	$—	$—	$—
Net loss	(52,454)	(64,694)	(60,417)	(61,719)
Net loss applicable to common stock	(52,454)	(64,694)	(60,417)	(61,719)
Net loss per share—basic and diluted	$(1.66)	$(2.01)	$(1.87)	$(1.90)
Weighted-average common shares outstanding—basic and diluted	31,588,315	32,158,108	32,303,203	32,444,270
2014
Revenues	$—	$—	$—	$—
Net loss	(19,794)	(38,844)	(35,844)	(47,483)
Net loss applicable to common stock	(19,794)	(38,844)	(35,844)	(47,483)
Net loss per share—basic and diluted	$(0.67)	$(1.29)	$(1.19)	$(1.57)
Weighted-average common shares outstanding—basic and diluted	29,567,071	30,117,819	30,117,819	30,232,718