Form 10-Q
period 2017-06-30
PUMA BIOTECHNOLOGY, INC.
filed 2017-08-09
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.      37,205,597 shares of Common Stock, par value $0.0001 per share, were outstanding as of August 3, 2017.

PUMA BIOTECHNOLOGY, INC.

- INDEX -

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and may be forward looking. These forward-looking statements include, but are not limited to, statements about:

•	the commercial launch and availability of NERLYNXTM (neratinib);
•	the anticipated timing of product revenues
•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;
•	the anticipated timing of regulatory filings;
•	the regulatory approval of our drug candidates;
•	our use of clinical research organizations and other contractors;
•	our ability to find collaborative partners for research, development and commercialization of potential products;
•	our ability to market any of our products;
•	our history of operating losses;
•	our expectations regarding our costs and expenses;
•	our anticipated capital requirements and estimates regarding our needs for additional financing;
•	our ability to compete against other companies and research institutions;
•	our ability to secure adequate protection for our intellectual property;
•	our intention and ability to vigorously defend against a securities class action lawsuit, derivative lawsuits and a defamation lawsuit;
•	our ability to attract and retain key personnel; and
•	our ability to obtain adequate financing.

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Quarterly Report on Form 10-Q, including, in Part I, the section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These forward-looking statements involve risks and uncertainties, including the risks discussed in Part II, Item 1A. “Risk Factors” of our this Quarterly Report on Form 10-Q that could cause our actual results to differ materially from those in the forward-looking statements.  Such risks should be considered in evaluating our prospects and future financial performance.  We undertake no obligation to update the forward-looking statements or to reflect events or circumstances after the date of this document.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2017	December 31, 2016 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$80,817	$194,494
Marketable securities	70,832	34,982
Prepaid expenses and other, current	9,155	6,998
Total current assets	160,804	236,474
Property and equipment, net	4,888	5,153
Prepaid expenses and other, long-term	2,811	6,846
Restricted cash	4,316	4,317
Total assets	$172,819	$252,790
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,668	$20,035
Accrued expenses	22,573	17,426
Total current liabilities	47,241	37,461
Deferred rent	5,470	5,505
Total liabilities	52,711	42,966
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock - $.0001 par value; 100,000,000 shares authorized; 37,064,310 shares issued and outstanding at June 30, 2017 and 36,826,010 issued and outstanding at December 31, 2016	4	4
Additional paid-in capital	1,067,337	1,006,344
Accumulated other comprehensive loss	(25)	(13)
Accumulated deficit	(947,208)	(796,511)
Total stockholders' equity	120,108	209,824
Total liabilities and stockholders' equity	$172,819	$252,790

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
Selling, general and administrative	$24,929	$12,265	$43,330	$23,304
Research and development	53,253	54,216	108,054	114,423
Total operating expense	78,182	66,481	151,384	137,727
Loss from operations	(78,182)	(66,481)	(151,384)	(137,727)
Other (expenses) income:
Interest income	380	260	730	542
Other expenses	(30)	(376)	(43)	(384)
Total other (expenses) income	350	(116)	687	158
Net loss	$(77,832)	$(66,597)	$(150,697)	$(137,569)
Net loss applicable to common stock	$(77,832)	$(66,597)	$(150,697)	$(137,569)
Net loss per common share—basic and diluted	$(2.10)	$(2.05)	$(4.08)	$(4.23)
Weighted-average common shares outstanding—basic and diluted	36,992,017	32,493,092	36,961,760	32,485,750

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(77,832)	$(66,597)	$(150,697)	$(137,569)
Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities	25	2	(12)	178
Comprehensive loss	$(77,807)	$(66,595)	$(150,709)	$(137,391)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2016	36,826,010	$4	$1,006,344	$(13)	$(796,511)	$209,824
Stock-based compensation	—	—	56,722	—	—	56,722
Exercises of stock options/issuances of RSUs	238,300	—	4,271	—	—	4,271
Unrealized gain on available-for-sale securities	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(150,697)	(150,697)
Balance at June 30, 2017	37,064,310	$4	$1,067,337	$(25)	$(947,208)	$120,108

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended
	2017	2016
Operating activities:
Net loss	$(150,697)	$(137,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	551	455
Built-out allowance received from landlord	—	2,997
Stock-based compensation	56,722	58,239
Disposal of leasehold improvements	—	368
Changes in operating assets and liabilities:
Receivables	—	(1,179)
Prepaid expenses and other	1,878	871
Accounts payable	4,479	6,821
Accrued expenses	5,148	(295)
Accrual of deferred rent	(35)	3,454
Net cash used in operating activities	(81,954)	(65,838)
Investing activities:
Purchase of property and equipment	(132)	(3,665)
Restricted cash	1	(2)
Expenditures for leasehold improvements	—	(2,997)
Purchase of available-for-sale securities	(79,513)	(62,727)
Sale/maturity of available-for-sale securities	43,650	161,274
Net cash (used in) provided by investing activities	(35,994)	91,883
Financing activities:
Net proceeds from exercise of options	4,271	222
Net cash provided by financing activities	4,271	222
Net (decrease) increase in cash and cash equivalents	(113,677)	26,267
Cash and cash equivalents, beginning of period	194,494	31,569
Cash and cash equivalents, end of period	$80,817	$57,836

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases in accounts payable	$154	$—

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

Basis of Presentation:

The Company is initially focused on developing neratinib for the treatment of patients with human epidermal growth factor receptor type 2, or HER2-positive, breast cancer, HER2 mutated non-small cell lung cancer, HER2-negative breast cancer that has a HER2 mutation and other solid tumors that have an activating mutation in HER2.  The Company has reported a net loss of approximately $77.8 million and $150.7 million for the three and six months ended June 30, 2017, and negative cash flows from operations of approximately $82.0 million for the six months ended June 30, 2017.  Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities through the drug development process and early commercialization.

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial information.  Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete annual financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation.  Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2017, or for any subsequent period.  These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The Company has incurred significant operating losses since its inception, which raises substantial doubt about its ability to continue as a going concern.  On July 17, 2017 the Company received U.S. Food and Drug Administration, or FDA, approval for its first product, NERLYNX™ (neratinib), formerly known as PB272 (neratinib (oral)), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy.  NERLYNX recently became available by prescription in the United States and we expect commercialization using a direct sales force. The Company is exploring methods by which to commercially launch neratinib in the European Union should approval be granted by the European Medicines Agency, or EMA.  Commercialization in the United States and, if approved, in the European Union may require funding in addition to the cash and cash equivalents and marketable securities totaling approximately $151.6 million available at June 30, 2017.  While the consolidated financial statements have been prepared on a going concern basis, the Company continues to remain dependent on its ability to obtain sufficient funding to sustain operations and successfully commercially launch neratinib in the United States, and if approved, the European Union.  While the Company has been successful in raising financing in the past, there can be no assurance that it will be able to do so in the future.  The Company’s ability to obtain funding may be adversely impacted by uncertain market conditions, unfavorable decisions of regulatory authorities or adverse clinical trial results.  The outcome of these matters cannot be predicted at this time.  The Company’s continued operations will depend on its ability to raise funds through various potential sources, such as equity and debt financing.

Since its inception through June 30, 2017, the Company’s financing was primarily through public offerings of Company common stock and private equity placements. The Company sold shares of its common stock through an underwritten public offering in October 2016 (see Note 6 to the Annual Report on Form 10-K for the year ended December 31, 2016).  As a result, the Company received net proceeds of approximately $161.9 million.  The Company may need additional financing until it can achieve profitability, if ever.  There can be no assurance that additional capital will be available on favorable terms or at all or that any additional capital that the Company is able to obtain will be sufficient to meet its needs.  If it is unable to raise additional capital, the Company could likely be forced to curtail desired development activities, which will delay the development of its product candidates.

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

Following are the major categories of assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

June 30, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents	$72,385	$—	$—	$72,385
Commercial paper	—	34,938	—	34,938
Marketable securities - corporate bonds	—	35,894	—	35,894
	$72,385	$70,832	$—	$143,217

December 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents	$188,543	$—	$—	$188,543
Commercial paper	—	5,998	—	5,998
Marketable securities - corporate bonds	—	28,984	—	28,984
	$188,543	$34,982	$—	$223,525

The Company’s investments in commercial paper, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The Company invests its excess cash in commercial paper and debt instruments of corporations. As of June 30, 2017, the Company’s short-term investments had a weighted average maturity of less than one year.

The following tables summarize the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
June 30, 2017	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$72,385	$—	$—	$72,385
Commercial paper	Less than 1	34,938	—	—	34,938
Marketable securities - corporate bonds	Less than 1	35,894	—	(25)	35,869
		$143,217	$—	$(25)	$143,192
	Maturity	Amortized	Unrealized		Estimated
December 31, 2016	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$188,543	$—	$—	$188,543
Commercial paper	Less than 1	5,998	—	—	5,998
Marketable securities - corporate bonds	Less than 1	28,984	—	(13)	28,971
		$223,525	$—	$(13)	$223,512

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents. The Company’s cash and cash equivalents in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at June 30, 2017, were approximately $85.7  million. The Company does not believe it is exposed to any significant credit risk due to the quality of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Corporation and Moody’s Investors Service at the time of purchase.

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

The Company assesses the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through June 30, 2017.

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

Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods presented as required by ASC 260, Earnings per Share. Diluted earnings per common share are the same as basic earnings per common share because the assumed exercise of the Company’s outstanding options are anti-dilutive. For the three and six months ended June 30, 2017, potentially dilutive securities excluded from the calculations were 6,662,753 shares issuable upon exercise of options, 2,116,250 shares issuable upon exercise of a warrant, and 669,862 shares underlying restricted stock units that are subject to vesting and are antidilutive. For the three and six months ended June 30, 2016, potentially dilutive securities excluded from the earnings per common share calculation were 5,765,520 issuable upon exercise of options, 9,469 issuable as performance shares and 2,116,250 shares issuable upon exercise of a warrant.

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

Issuance of Common Stock Upon Exercise of Stock Option Grants:

When a stock option grant is exercised, the Company notifies its transfer agent to release the required number of shares of common stock from the reserve for the Puma Biotechnology, Inc. 2011 Incentive Award Plan, as amended, or the 2011 Plan. The Company records the transaction for the cash received and the issuance of common shares. Should there be a delay in the cash receipts due to the settlement period, the Company records a receivable from the exercise of an option as part of stockholders’ equity on the unaudited condensed consolidated balance sheet.

Recently Issued Accounting Standards:

In May 2014, the Financial Accounting Standards Board, FASB, issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB has subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards are effective for interim and annual periods beginning on January 1, 2018, but could have been adopted early beginning January 1, 2017. The new standards are required to be adopted using either a full retrospective or a modified retrospective approach. The Company expects to adopt this standard in 2017 when it begins to generate revenue. The Company continues to review the impact that this new standard will have on collaborations and license arrangements, as well as its consolidated financial statements. As the Company completes its assessment, the Company is also identifying and preparing to implement changes to its accounting policies, business processes, and internal controls to support the new accounting and disclosure requirements.

In February 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-02, Leases. The amendments in ASU 2016-02 will require organizations that lease assets, with lease terms of more than 12 months, to recognize on their balance sheet the assets and liabilities for the rights and obligations created by those leases. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, ASU No. 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently in the process of evaluating the impact of ASU 2016-02 on the Company’s outstanding leases and expects that adoption will have an impact on the consolidated balance sheets related to recording right-of-use assets and corresponding lease liabilities.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which was intended to simplify various aspects of accounting for share-based payment transactions. The new guidance requires immediate recognition of all excess tax benefits and deficiencies in the income statement; requires classification of excess tax benefits as an operating activity as opposed to a financing activity in the statements of cash flows; requires the classification of cash paid by an employer when directly withholding shares for tax-withholding purposes be classified as a financing activity on the statements of cash flows; and allows the Company to make an accounting policy election to either estimate the number of awards expected to vest or account for forfeitures when they occur. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual reporting periods. The Company applied this standard in the first quarter of 2017 using the prospective method of adoption. In conjunction with this adoption, the Company applied an accounting policy election to estimate forfeitures and then true up actual forfeitures as they occur.  Because this treatment was in line with the Company’s current treatment of forfeitures, the impact was insignificant as of June 30, 2017.  Additionally, the Company believes there is no effect on its consolidated financial statements from either the new guidance of immediate recognition of all excess tax benefits and deficiencies in the income statement or the requirement to classify excess tax benefits as an operating activity, as opposed to a financing activity, in the statements of cash flows, as the Company currently has a full valuation for any deferred tax asset; therefore, there would be no net effect on the Company’s consolidated financial statements.  Finally, the Company does not directly withhold shares for tax-withholding purposes; therefore, this change has no net effect on its consolidated financial statements.

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

	June 30, 2017	December 31, 2016
Current:
CRO services	$6,588	$3,471
Other clinical development	672	1,069
Insurance	558	1,159
Other	1,337	1,299
	9,155	6,998
Long-term:
CRO services	1,824	5,077
Other clinical development	619	1,243
Insurance	20	40
Other	348	486
	2,811	6,846
Totals	$11,966	$13,844

Note 4—Property and Equipment:

Property and equipment consisted of the following (in thousands):

Property and Equipment:	June 30, 2017	December 31, 2016
Leasehold improvements	$3,878	$3,878
Computer equipment	2,036	1,822
Telephone equipment	278	256
Furniture and fixtures	2,196	2,146
	8,388	8,102
Less: accumulated depreciation and amortization	(3,500)	(2,949)
Totals	$4,888	$5,153

Note 5—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued CRO services	$7,267	$6,609
Accrued other clinical development	5,775	7,015
Accrued legal fees	2,543	706
Accrued compensation	5,868	3,058
Other	1,120	38
Totals	$22,573	$17,426

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

Note 6—Stockholders’ Equity:

Stock-Based Compensation:

The Company’s 2011 Plan was adopted by the Board of Directors on September 15, 2011.  Pursuant to the 2011 Plan, the Company may grant incentive stock options, nonqualified stock options and restricted stock units, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options and restricted stock units under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. Through June 30, 2017, a total of 12,529,412 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

The Company’s 2017 Employment Inducement Incentive Award Plan, or the 2017 Plan, was adopted by the Board of Directors on April 27, 2017.  Pursuant to the 2017 Plan, the Company may grant stock options and restricted stock units, as well as other forms of equity-based compensation to employees, as an inducement to join the Company.  The maximum term of stock options granted under the 2017 Plan is 10 years. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. As of June 30, 2017, a total of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the 2017 Plan.  As of June 30, 2017, no shares had been awarded under the 2017 Plan.

Employee stock-based compensation for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock-based compensation:
Options -
Research and development, or R&D	$17,886	$22,494	$38,237	$46,050
Selling, general and administrative, or SG&A	6,365	6,168	12,554	12,050
Performance shares - R&D	—	67	—	139
Restricted stock units -
R&D	1,727	—	3,851	—
SG&A	985	—	2,080	—
Total stock-based compensation expense	$26,963	$28,729	$56,722	$58,239

Stock Options:

The fair value of options granted to employees was estimated using the Black-Scholes Option Pricing Method (see Note 2—Significant Accounting Policies) with the following weighted-average assumptions used during the six months ended June 30, 2017 and 2016:

	2017	2016
Dividend yield	0.0%	0.0%
Expected volatility	70.2%	67.2%
Risk-free interest rate	2.0%	1.5%
Expected life in years	5.83	5.67

Activity with respect to options granted under the 2011 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	6,578,522	$87.52	8.0	$18,442
Granted	519,791	$38.87
Forfeited	(222,423)	$50.46
Exercised	(131,500)	$32.48		$4,335
Expired	(81,637)	$90.29
Outstanding at June 30, 2017	6,662,753	$86.01	7.7	$189,480
Nonvested at June 30, 2017	2,674,496	$65.50	8.9	$86,940
Exercisable at June 30, 2017	3,988,257	$100.65	6.8	$102,540

At June 30, 2017, total estimated unrecognized employee compensation cost related to nonvested stock options and restricted stock units granted prior to that date were approximately $90.7 million and $31.8 million, respectively. These unrecognized expenses are expected to be recognized over a weighted-average period of 1.5 years for stock options and 2.4 years for restricted stock units. The weighted-average grant date fair value of options granted during the six months ended June 30, 2017 and 2016, were $24.30 per share and $27.42 per share, respectively.

		Weighted
		Average
		Grant-Date
Stock options	Shares	Fair Value
Nonvested shares at December 31, 2016	3,106,083	$47.78
Granted	519,791	24.30
Vested/Issued	(728,955)	73.74
Forfeited	(222,423)	30.42
Nonvested shares at June 30, 2017	2,674,496	39.16

Restricted stock units:

Restricted stock units have been awarded to certain employees.  These awards vest over three years.

		Weighted
		Average
		Grant-Date
Restricted stock units	Shares	Fair Value
Nonvested shares at December 31, 2016	630,508	$54.35
Granted	184,125	69.74
Vested/Issued	(106,800)	54.35
Forfeited	(37,971)	54.35
Nonvested shares at June 30, 2017	669,862	$58.58

Note 7—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $0.4 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively.

Note 8—Commitments and Contingencies:

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable. The Company has not accrued for any contingency at June 30, 2017, as the Company does not consider any contingency to be probable or estimable. The

Company faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated. While complete assurance cannot be given to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Legal Proceedings

Hsu vs. Puma Biotechnology, Inc., et. al.

On June 3, 2015, Hsingching Hsu, individually and on behalf of all others similarly situated, filed a class action lawsuit against us and certain of our executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG).  On October 16, 2015, lead Plaintiff Norfolk Pension Fund filed a consolidated complaint on behalf of all persons who purchased our securities between July 22, 2014 and May 29, 2015.  The consolidated complaint alleges that we and certain of our executive officers made false and/or misleading statements and failed to disclose material adverse facts about our business, operations, prospects and performance in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiff seeks damages, interest, costs, attorneys' fees, and other unspecified equitable relief.  On November 30, 2015, we filed a motion to dismiss the consolidated complaint. The plaintiff opposed this motion, and the court heard oral argument on March 14, 2016. On September 30, 2016, the court denied our motion to dismiss.  On June 6, 2017, plaintiffs filed a first amended complaint that included new claims about additional statements that plaintiffs allege are false and/or misleading.  On June 19, 2017, defendants moved to dismiss the new claims in the amended complaint.  On July 25, 2017, the court denied defendants' motion to dismiss.  A trial date is currently set for November 6, 2018.  We intend to vigorously defend against this matter.

Eshelman vs. Puma Biotechnology, Inc., et. al.

On February 2, 2016, Fredric N. Eshelman filed a lawsuit against our Chief Executive Officer and President, Alan H. Auerbach, and us in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D).  The complaint generally alleges that Mr. Auerbach and we made defamatory statements regarding Dr. Eshelman in connection with a proxy contest.  Dr. Eshelman seeks compensatory and punitive damages and expenses and costs, including attorneys’ fees.  On April 4, 2016, we filed a motion to dismiss the complaint.  On May 2, 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach.  On February 6, 2017, the court denied our motion to dismiss.  The court has set a schedule for discovery to be conducted through September 2017.  We intend to vigorously defend against Dr. Eshelman’s claims.

Derivative Actions

On April 12 and April 14, 2016, alleged shareholders filed two derivative lawsuits purportedly on behalf of the Company against certain of our officers and directors in the Superior Court of the State of California, Los Angeles, captioned Xing Xie v. Alan H. Auerbach, et al., No. BC616617, and Kevin McKenney v. Auerbach, et al., No. BC617059. The complaints assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement and waste of corporate assets arising from substantially similar allegations as those contained in the putative securities class action described above. The complaints seek an unspecified sum of damages and equitable relief.  We intend to vigorously defend against this matter.

The pending proceedings described in this section involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.

License Agreement

Under the Company’s license agreement with Pfizer Inc., or the Licensor, pursuant to which the Company licensed certain intellectual property rights for neratinib, the Company is obligated to make a one-time regulatory milestone payment to the Licensor upon obtaining regulatory approval of its NDA from the FDA. The Company is also required to make royalty payments on net product sales, if any.

Note 9—Subsequent Events:

On July 17, 2017, the FDA approved NERLYNX (neratinib) for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. As discussed in Note 8 — Commitments and Contingencies, the FDA approval of the NDA triggered a milestone payment that is due to the Licensor.

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

Overview

We are a biopharmaceutical company with a focus on the development and commercialization of innovative products to enhance cancer care. We in-license the global development and commercialization rights to three drug candidates—PB272 (neratinib (oral)), PB272 (neratinib (intravenous)) and PB357.  Neratinib is a potent irreversible tyrosine kinase inhibitor, or TKI, that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4.   Currently, we are primarily focused on the development and commercialization of the oral version of neratinib, and our most advanced drug candidates are directed at the treatment of HER2-positive breast cancer.  We believe neratinib has clinical application in the treatment of several other cancers as well, including non-small cell lung cancer and other tumor types that over-express or have a mutation in HER2.  Our efforts and resources to date have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel.

We recently completed a Phase III clinical trial of neratinib for the extended adjuvant treatment of patients with early stage HER2-positive breast cancer, which we refer to as the ExteNET trial.  Based on the results from the ExteNET trial, we submitted a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA for regulatory approval of neratinib in the extended adjuvant setting in the United States in July 2016 and a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, in June 2016.   On July 17, 2017, we received regulatory approval of our first product, NERLYNX (neratinib), formally known as PB272 (neratinib (oral)), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy from the  FDA.  We must receive equivalent foreign regulatory approval to begin selling a drug product in countries other than the United States.  We are continuing to evaluate potential commercialization options for neratinib in this indication outside the United States, if approved, including developing a direct sales force, contracting with third parties to provide sales and marketing capabilities, some combination of these two options or other strategic options.   We expect that our expenses will continue to increase as we continue commercialization efforts.

Critical Accounting Policies

As of the date of the filing of this Quarterly Report, we believe there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2017 from our accounting policies at December 31, 2016, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Summary of Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related personnel costs, including stock-based compensation expense, professional fees, business insurance, rent, general legal activities, preparation for commercialization and other corporate expenses.

Research and development, or R&D, expenses include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for manufacturing of clinical materials and clinical trials. During the six months ended June 30, 2017 and 2016, our R&D expenses consisted primarily of clinical research organization, or CRO, fees, fees paid to consultants, salaries and related personnel costs and stock-based compensation. We expense our R&D costs as they are incurred.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Selling, general and administrative expenses:

For the three months ended June 30, 2017, SG&A expenses were approximately $24.9 million, compared to approximately $12.3 million for the three months ended June 30, 2016. SG&A expenses for the three months ended June 30, 2017 and 2016 were as follows:

Selling, general and administrative expenses	For the Three Months Ended June 30,		Period to period percentage
(in thousands)	2017	2016	change
Professional fees and expenses	$12,134	$2,286	430.8%
Payroll and related costs	2,577	1,754	46.9%
Facility and equipment costs	1,247	1,357	(8.1%)
Employee stock-based compensation expense	7,350	6,168	19.2%
Other	1,621	700	131.6%
	$24,929	$12,265	103.3%

For the three months ended June 30, 2017, SG&A expenses increased approximately $12.6 million compared to the same period in 2016.  Approximately $1.1 million of this increase is related to an increase in stock-based compensation expense attributable to our increased headcount and additional incentive awards to existing employees.  The remaining approximately $11.5 million increase in SG&A expense for the three months ended June 30, 2017, compared to the same period in 2016, was primarily attributable to:

•

an approximately $9.8 million increase in professional fees and expenses, which consist primarily of legal, auditing, consulting and investor relations fees.  We expect these fees to increase during the second half of 2017 as we continue to use consultants to launch NERLYNX commercially in the U.S. market, defend against the class action, derivative and defamation lawsuits filed against us, and as we support compliance measures related to the Sarbanes Oxley Act of 2002, as amended, or Sarbanes Oxley, and various healthcare compliance measures.

•

an approximately $0.8 million increase in payroll and related costs, as administrative headcount increased from 21 to 39, primarily in sales and marketing functions to support corporate growth and to prepare for the commercial launch of NERLYNX.  We expect these payroll and related costs to continue to increase as we hire a sales force and supporting staff in the third and fourth quarters of 2017.

•

an approximately $0.1 million decrease in facility and equipment costs due to the termination of temporary office space leased in 2016.  Facility and equipment costs should remain at levels similar to the three months ended June 30, 2017.

Research and development expenses:

For the three months ended June 30, 2017, R&D expenses were approximately $53.3 million, compared to approximately $54.2 million for the three months ended June 30, 2016. R&D expenses for the three months ended June 30, 2017 and 2016 were as follows:

Research and development expenses	For the Three Months Ended June 30,		Period to period percentage
(in thousands)	2017	2016	change
Clinical trial expense	$20,183	$18,838	7.1%
Internal clinical development	7,384	6,651	11.0%
Consultants and contractors	3,234	3,179	1.7%
Internal regulatory affairs and quality assurance	2,290	2,483	(7.8%)
Internal chemical manufacturing	549	504	8.9%
Employee stock-based compensation	19,613	22,561	(13.1%)
	$53,253	$54,216	(1.8%)

For the three months ended June 30, 2017, R&D expenses decreased approximately $1.0 million compared to the same period in 2016.  Stock-based compensation expense decreased approximately $3.0 million, and consists of forfeitures for employees who exited the company, offset by grants to new employees and additional awards to existing employees for the three months ended June 30, 2017.  The decrease in expenses was offset by:

•

an approximately $1.4 million increase in clinical trial expenses primarily attributable to an increase in CRO professional fees and pass-through costs of approximately $0.6 million, an increase in CRO professional fees for pharmacovigilance of approximately $0.6 million and an increase in drug supply manufacturing logistics of approximately $0.3 million offset by a decrease for legal fees related to reviewing clinical trial contracts of approximately $0.1 million.

•

a slight increase of approximately $0.6 million in internal clinical development, internal regulatory affairs and quality assurance, and internal chemical manufacturing expenses due to wage progression and a slight increase in headcount to 144 from 139 for the three months ended June 30, 2017, compared to the same period in 2016.

•	an approximately $0.1 million increase in consultants and contractors related expenses due to increased consulting in support of program management to support commercial launch.

We expect R&D expenses, excluding stock-based compensation, to continue at levels similar to the three months ended June 30, 2017, for our existing clinical trials as we conclude the work performed by CRO and related clinical services; however, should we choose to pursue additional clinical trials, R&D expenses may increase accordingly.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Selling, general and administrative expenses:

For the six months ended June 30, 2017, SG&A expenses were approximately $43.3 million, compared to approximately $23.3 million for the six months ended June 30, 2016. SG&A expenses for the six months ended June 30, 2017 and 2016 were as follows:

Selling, general and administrative expenses	For the Six Months Ended June 30,		Period to period percentage
(in thousands)	2017	2016	change
Professional fees and expenses	$18,316	$4,598	298.3%
Payroll and related costs	5,264	3,190	65.0%
Facility and equipment costs	2,492	2,062	20.9%
Employee stock-based compensation expense	14,634	12,050	21.4%
Other	2,624	1,404	86.9%
	$43,330	$23,304	85.9%

For the six months ended June 30, 2017, SG&A expenses increased approximately $20.0 million compared to the same period in 2016.  Approximately $2.6 million of this increase is related to an increase in stock-based compensation expense attributable to our increased headcount and additional incentive awards to existing employees.  The remaining approximately $17.4 million increase in SG&A expense for the six months ended June 30, 2017, compared to the same period in 2016, was primarily attributable to:

•	an approximately $13.7 million increase in professional fees and expenses, which consist primarily of legal, auditing, consulting and investor relations fees.
•

an approximately $2.1 million increase in payroll and related costs as administrative headcount increased from 21 to 39 primarily in sales and marketing functions to support corporate growth and to prepare for the commercial launch of NERLYNX.

•	an approximately $0.4 million increase in facility and equipment costs due to additional office space leased beginning April 2016.

Research and development expenses:

For the six months ended June 30, 2017, R&D expenses were approximately $108.1 million, compared to approximately $114.4 million for the six months ended June 30, 2016. R&D expenses for the six months ended June 30, 2017 and 2016 were as follows:

Research and development expenses	For the Six Months Ended June 30,		Period to period percentage
(in thousands)	2017	2016	change
Clinical trial expense	$38,825	$42,456	(8.6%)
Internal clinical development	14,253	13,397	6.4%
Consultants and contractors	6,948	6,244	11.3%
Internal regulatory affairs and quality assurance	4,814	5,179	(7.0%)
Internal chemical manufacturing	1,126	958	17.5%
Employee stock-based compensation	42,088	46,189	(8.9%)
	$108,054	$114,423	(5.6%)

For the six months ended June 30, 2017, R&D expenses decreased approximately $6.4 million compared to the same period in 2016.  Stock-based compensation expense decreased approximately $4.1 million, offset by forfeitures for employees who exited the company offset by grants to new employees and additional awards to existing employees for the six months ended June 30, 2017.  The remaining decrease in R&D expenses was primarily attributable to:

•

an approximately $3.6 million decrease in clinical trial expenses primarily attributable to a decrease in chemical manufacturing and logistics of approximately $5.2 million offset by an increase in CRO professional fees and pass through costs of approximately $1.0 million, an increase in clinical services of approximately $0.7 million related to ongoing clinical trials and a decrease for legal fees related to reviewing clinical trial contracts of approximately $0.2 million.

•

a slight increase of approximately $0.6 million in internal clinical development, internal regulatory affairs and quality assurance, and internal chemical manufacturing expenses due to wage progression along with a slight increase in headcount to 144 from 139 for the six months ended June 30, 2017, compared to the same period in 2016.

•	an approximately $0.7 million increase in consultants and contractors related expenses due to increased consulting in support of program management to support commercial launch.

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

Interest income:

For the three and six months ended June 30, 2017, we recognized approximately $0.4 million and $0.7 million in interest income, compared to approximately $0.3 million and $0.5 million for the same periods in 2016, respectively. The increase in interest income is due to the additional cash, cash equivalents and marketable securities on hand for the three and six months ended June 2017 from the underwritten public offering in October 2016.

Other expenses:

During the three and six months ended June 30, 2017, other expenses, consisting primarily of foreign exchange loss, were approximately $0.1 million and $0.1 million, compared to approximately $0.4 million and $0.4 million for the same periods in 2016, respectively.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2017 and December 31, 2016, and for the six months ended June 30, 2017 and 2016, and is intended to supplement the more detailed discussion that follows:

Liquidity and capital resources (in thousands)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$80,817	$194,494
Marketable securities	70,832	34,982
Working capital	113,563	199,013
Stockholders' equity	120,108	209,824

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Cash provided by (used in):
Operating activities	$(81,954)	$(65,838)
Investing activities	(35,994)	91,883
Financing activities	4,271	222
(Decrease) increase in cash and cash equivalents	$(113,677)	$26,267

Operating Activities:

For the three and six months ended June 30, 2017, we reported a net loss of approximately $77.8 million and $150.7 million, compared to approximately $66.6 million and $137.6 million for the same periods in 2016, respectively.  Additionally, cash used in operating activities for the three and six months ended June 30, 2017 was approximately $45.9 million and $82.0 million, respectively, compared to approximately $30.8 million and $65.8 million for the same periods in 2016, respectively.

Cash used in operating activities for the six months ended June 30, 2017 consisted of a net loss of $150.7 million, offset by approximately $57.3 million of non-cash items such as depreciation and amortization and stock-based compensation, an increase of approximately $9.6 million in accrued expenses and accounts payable and an increase of approximately $1.9 million in prepaid expenses and other.

Cash used in operating activities for the six months ended June 30, 2016 consisted of a net loss of $66.6 million, offset by approximately $62.1 million of non-cash items such as depreciation and amortization, a build-out allowance from the landlord for our office space, the disposal of leasehold improvements and stock-based compensation; an increase of approximately $3.5 million in the liability for deferred rent; an increase in other receivables of approximately $1.2 million related to the build-out allowance to be received from the landlord; an increase of approximately $6.5 million in accrued expenses and accounts payable; and a decrease in prepaid expenses and other of approximately $0.9 million

Investing Activities:

During the six months ended June 30, 2017, net cash used in investing activities was approximately $36.0 million, compared to net cash provided by investing activities of approximately $91.9 million for the same period in 2016. The approximately $36.0 million of net cash used in investing activities during the six months ended June 30, 2017 was made up of approximately $43.7 million of sales or maturities of available-for-sale securities, offset by $79.5 million of cash invested in available-for-sale securities, and approximately $0.1 million used to purchase property and equipment.  During the six months ended June 30, 2016, cash provided by investing activities was primarily made up of approximately $62.7 million used for the purchase of available-for-sale securities, offset by approximately $161.3 million of cash provided by the sale or maturities of available-for-sale securities, approximately $3.7 million used to purchase property and equipment and approximately $3.0 million of expenditures for leasehold improvements.

Financing Activities:

During the six months ended June 30, 2017, cash provided by financing activities consisted of approximately $4.3 million of net proceeds from the exercise of stock options.  During the same period in 2016, cash provided by financing activities was approximately $0.2 million, also comprised of net proceeds from the exercise of stock options.

Current and Future Financing Needs:

We have incurred negative cash flows from operations since we started our business.  On July 17, 2017, we received FDA approval of our first product, NERLYNX.  NERLYNX is now commercially available by prescription in the United States and, therefore, anticipate product revenues during the three months ending September 30, 2017. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our R&D efforts and the commencement of commercialization efforts. Given the current and desired pace of clinical development of our product candidates, over the next 12 months we estimate that our R&D spending will be approximately $140 million to $150 million, excluding stock-based compensation.  Furthermore, the FDA approval of the NDA triggered a milestone payment due to the Licensor.

Additionally, we expect increased SG&A expenses as we commercialize NERLYNX.

Commercialization may require funding in addition to the cash and cash equivalents and marketable securities totaling approximately $151.6 million available at June 30, 2017.  While our unaudited consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will continue to remain dependent on our ability to obtain sufficient funding to sustain operations and successfully commercially launch neratinib based on the approval by the FDA for the United States or if approved by the EMA for the European Union.  While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future.  Our ability to obtain funding may be adversely impacted by uncertain market conditions, unfavorable decisions of regulatory authorities or adverse clinical trial results.  The outcome of these matters cannot be predicted at this time.

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

Non-GAAP Financial Measures:

In addition to our operating results, as calculated in accordance with generally accepted accounting principles, or GAAP, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance.  The following table presents our net loss and net loss per share, as calculated in accordance with GAAP, as adjusted to remove the impact of employee stock-based compensation.  Stock-based compensation represented approximately 34.6% and 43.1% of our net loss for the three and six months ended June 30, 2017, respectively, and approximately 37.6% and 42.3% for the same periods in 2016. Although net loss is important to measure our financial performance, we currently place an emphasis on cash burn and, more specifically, cash used in operations.  Because stock-based compensation appears in the GAAP net loss but is removed from net loss to arrive at cash used in operations on the statement of cash flows due to its non-cash nature, we believe these non-GAAP measures enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods.  These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Loss and

GAAP Net Loss Per Share to Non-GAAP Adjusted Net Loss Per Share

(in thousands except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
GAAP net loss	$(77,832)	$(66,597)	$(150,697)	$(137,569)
Adjustments:
Stock-based compensation -
Selling, general and administrative	7,350	6,168	14,634	12,050	(1)
Research and development	19,613	22,561	42,088	46,189	(2)
Non-GAAP adjusted net loss	$(50,869)	$(37,868)	$(93,975)	$(79,330)

GAAP net loss per share—basic and diluted	$(2.10)	$(2.05)	$(4.08)	$(4.23)
Adjustment to net loss (as detailed above)	0.72	0.88	1.54	1.79
Non-GAAP adjusted net loss per share	$(1.38)	$(1.17)	$(2.54)	$(2.44)	(3)

(1) To reflect a non-cash charge to operating expense for selling, general and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.

(3) Non-GAAP adjusted net loss per share was calculated based on 36,992,017 and 32,493,092 weighted average common shares outstanding for the three months ended June 30, 2017 and 2016, respectively, and 36,961,760 and 32,485,750 weighted average common shares outstanding for the six months ended June 30, 2017 and 2016, respectively.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet agreements,” as defined by SEC regulations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investing activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalents and available-for-sale investments in a variety of securities, which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes because of the relatively short maturities of our investments and we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We manage our sensitivity to these risks by maintaining investment grade short-term investments. We do not purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of June 30, 2017, our investments consisted primarily of corporate obligations. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or 10% decrease in interest rates, due mainly to the short-term nature of our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Additionally, we do not invest in foreign currencies or other foreign investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer have concluded that these disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Hsu vs. Puma Biotechnology, Inc., et. al.

On June 3, 2015, Hsingching Hsu, individually and on behalf of all others similarly situated, filed a class action lawsuit against us and certain of our executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG).  On October 16, 2015, lead Plaintiff Norfolk Pension Fund filed a consolidated complaint on behalf of all persons who purchased our securities between July 22, 2014 and May 29, 2015.  The consolidated complaint alleges that we and certain of our executive officers made false and/or misleading statements and failed to disclose material adverse facts about our business, operations, prospects and performance in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiff seeks damages, interest, costs, attorneys' fees, and other unspecified equitable relief.  On November 30, 2015, we filed a motion to dismiss the consolidated complaint. The plaintiff opposed this motion, and the court heard oral argument on March 14, 2016. On September 30, 2016, the court denied our motion to dismiss.  On June 6, 2017, plaintiffs filed a first amended complaint that included new claims about additional statements that plaintiffs allege are false and/or misleading.  On June 19, 2017, defendants moved to dismiss the new claims in the amended complaint.  On July 25, 2017, the court denied defendants' motion to dismiss.  A trial date is currently set for November 6, 2018. We intend to vigorously defend against this matter.

Eshelman vs. Puma Biotechnology, Inc., et. al.

On February 2, 2016, Fredric N. Eshelman filed a lawsuit against our Chief Executive Officer and President, Alan H. Auerbach, and us in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D).  The complaint generally alleges that Mr. Auerbach and we made defamatory statements regarding Dr. Eshelman in connection with a proxy contest.  Dr. Eshelman seeks compensatory and punitive damages and expenses and costs, including attorneys’ fees.  On April 4, 2016, we filed a motion to dismiss the complaint.  On May 2, 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach.  On February 6, 2017, the court denied our motion to dismiss.  The court has set a schedule for discovery to be conducted through September 2017.  We intend to vigorously defend against Dr. Eshelman’s claims.

Derivative Actions

On April 12 and April 14, 2016, alleged shareholders filed two derivative lawsuits purportedly on behalf of the Company against certain of our officers and directors in the Superior Court of the State of California, Los Angeles, captioned Xing Xie v. Alan H. Auerbach, et al., No. BC616617, and Kevin McKenney v. Auerbach, et al., No. BC617059. The complaints assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement and waste of corporate assets arising from substantially similar allegations as those contained in the putative securities class action described above. The complaints seek an unspecified sum of damages and equitable relief.  We intend to vigorously defend against this matter.

The pending proceedings described in this section involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.

Item 1A.	RISK FACTORS

In addition to the other information contained in this Quarterly Report, the following risk factors should be considered carefully in evaluating our company. Our business, financial condition, liquidity or results of operations could be materially adversely affected by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us.

Risks Related to our Business

We have a limited operating history and are not profitable and may never become profitable.

We have a limited operating history and until recently our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel.  On July 17, 2017, the FDA approved our first product, NERLYNX, for the extended adjuvant treatment of early stage, HER2-positive breast cancer in the United States and NERLYNX only recently became commercially available in the United States.  We have a history of operating losses with net losses of $150.1 million for the six months ended June 30, 2017 and $276.0 million and $239.3 million for the fiscal years ended December 31, 2016 and 2015, respectively.  As of June 30, 2017, we had an accumulated deficit of approximately $947.2 million.

Although we received FDA approval of NERLYNX, we expect to incur substantial losses for the foreseeable future and may never become profitable.  Moreover, even if we succeed in developing and commercializing one or more of other drug candidates, we may never become profitable. The successful development and commercialization of any drug candidates will require us to perform a variety of functions, including:

•	undertaking pre-clinical development and clinical trials;
•	hiring additional personnel;
•	participating in regulatory approval processes;
•	formulating and manufacturing products;
•	initiating and conducting sales and marketing activities; and
•	implementing additional internal systems and infrastructure.

We will likely need to raise additional capital in order to fund our business and generate significant revenue in order to achieve and maintain profitability. We may not be able to generate this revenue, raise additional capital or achieve profitability in the future. As a result, we expect our losses to continue for the foreseeable future. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

Our success depends on our ability to successfully commercialize NERLYNX.  We are currently a single product company with limited commercial sales experience, which makes it difficult to evaluate our current business, predict our future prospects and forecast our financial performance and growth.

We have invested a significant portion of our efforts and financial resources in the development and commercialization of our lead product, NERLYNX, which was approved by the FDA for the extended adjuvant treatment of early stage, HER2-positive breast cancer in the United States on July 17, 2017, and we expect NERLYNX to constitute the vast majority of our total revenue for the foreseeable future. Our success depends on our ability to effectively commercialize NERLYNX. Successful commercialization of NERLYNX is subject to many risks. We have never, as an organization, launched or commercialized a product, and there is no guarantee that we will be able to do so successfully with NERLYNX for this indication. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than we have. We are currently building our commercial team and hiring our U.S. sales force, and therefore, we will need to train and further develop the team and any new hires in order to be prepared to successfully coordinate the launch and commercialization of NERLYNX. Even if we are successful in building out our commercial team, there are many factors that could cause the launch and commercialization of NERLYNX to be unsuccessful, including a number of factors that are outside our control. The commercial success of NERLYNX depends on the extent to which patients and physicians accept and adopt NERLYNX. For example, if the expected patient population is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take NERLYNX due to the related side effects, including diarrhea, the commercial potential of NERLYNX will be limited. In addition, we also do not know how physicians, patients and payors will respond to the pricing of NERLYNX. Thus, significant uncertainty remains regarding the commercial potential of NERLYNX.  Moreover, our ability to effectively generate revenues from NERLYNX will depend on our ability to, among other things:

•	achieve and maintain compliance with regulatory requirements;
•	create market demand for and achieve market acceptance of NERLYNX through our marketing and sales activities and other arrangements established for the promotion of NERLYNX;
•	compete with other breast cancer drugs (either in the present or in the future)
•	train, deploy and support a qualified sales force;
•	secure formulary approvals for NERLYNX at a substantial number of targeted hospitals;
•	our ability to identify one or more third-party manufacturers that can produce commercial supplies of neratinib at a scale sufficient to meet our anticipated demand and on terms acceptable to us;
•

the ability of our third-party manufacturers to develop, validate and maintain commercially viable manufacturing processes that are compliant with current Good Manufacturing Practice, or cGMP, regulations;

•

manufacture NERLYNX in sufficient quantities in compliance with requirements of the FDA and similar foreign regulatory agencies, if NERLYNX is approved by such foreign regulatory agencies, and at acceptable quality and pricing levels in order to meet commercial demand;

•	implement and maintain agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;
•	ensure that our entire supply chain efficiently and consistently delivers NERLYNX to our customers;
•	receive adequate levels of coverage and reimbursement for NERLYNX from commercial health plans and governmental health programs;
•	our provision of co-pay assistance to help qualified patients with out-of-pocket costs associated with their NERLYNX prescription and/or other programs to ensure patient access to our products;
•	our success in educating physicians and patients about the benefits, administration and use of NERLYNX;
•	acceptance of NERLYNX as safe and effective by patients and the medical community;
•	the nature of publicity related to our product relative to the publicity related to our competitors’ products;
•	obtain regulatory approvals for additional indications for the use of NERLYNX; and
•	maintain and defend our patent protection and regulatory exclusivity for NERLYNX and to comply with our obligations under, and otherwise maintain, our intellectual property license with Pfizer.

Any disruption in our ability to generate revenues from the sale of NERLYNX will have a material and adverse impact on our results of operations.

We currently have no experience as a company in marketing or distributing pharmaceutical products. If we are unable to expand our marketing capabilities and effectively commercialize NERLYNX, our business, results of operations and financial condition may be materially adversely affected.

Our strategy is to build our sales, marketing and distribution capabilities to successfully execute the commercial launch of NERLYNX in the United States. While we are continuing to establish our commercial team and hire our U.S. sales force, we do not have any experience commercializing pharmaceutical products as an organization. In order to successfully market NERLYNX, we must continue to build our sales, marketing, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to appropriately commercialize NERLYNX and may not become profitable.

Included in our strategy in the United States is the establishment of a direct sales force to commercialize NERLYNX, and we will need to conduct further activities to develop our sales force. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully develop this capability.  NERLYNX is a newly-marketed drug and, therefore, none of the members of our sales force has ever promoted NERLYNX prior to its commercial launch. In addition, we must train our sales force to ensure that a consistent and appropriate message about NERLYNX is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of NERLYNX and its proper administration, our efforts to successfully commercialize NERLYNX could be harmed, which would negatively impact our ability to generate product revenue.

Additionally, even after initial development of our sales force and the commercial launch of NERLYNX, we will need to maintain and further develop our sales force, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. In the event we are unable to effectively develop and maintain our commercial team, including our U.S. sales force, our ability to effectively commercialize NERLYNX would be limited, and we would not be able to generate product revenues successfully. There are risks involved both with establishing our own sales and marketing capabilities and with entering into arrangements with third parties to perform these services. For example, any efforts to develop a direct sales and marketing organization would be subject to numerous risks, including:

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

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs and our failure to obtain additional financing when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development or commercialization efforts or other operations.

Our operations have consumed substantial amounts of cash since inception.  We expect our costs and expenses to increase in the future as we commercialize NERLYNX, including the cost of a direct sales force and the expansion of our manufacturing facilities. We will also continue to expend substantial amounts on research and development of our other product candidates, including conducting clinical trials.  Our future capital requirements will depend on many factors, including:

•	the costs and expenses of our U.S. sales and marketing infrastructure;
•	the degree of success we experience in commercializing NERLYNX;
•	the revenue generated by the sale of NERLYNX and any other products that may be approved in the United States;
•	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our other product candidates;
•	the emergence of competing products;
•	the extent to which NERLYNX is adopted by the physician community and patients;
•	the number and types of future products we develop and commercialize;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	costs of operating as a public company and compliance with existing and future regulations; and
•	the extent and scope of our general and administrative expenses.

While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will continue to remain dependent on our ability to obtain sufficient funding to sustain operation and successfully commercialize NERLYNX.  While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future.  Additional financing may not be available on a timely basis on terms acceptable to us, or at all. We may raise funds in equity or debt financings to access funds for our capital needs. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing obtained by us in the future would cause us to incur debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may terminate or delay the development of one or more of our product candidates, delay clinical trials necessary to market our products, or delay establishment of sales and marketing capabilities or other activities necessary to commercialize our products. If this were to occur, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.  Furthermore, our ability to obtain funding may be adversely impacted by uncertain market conditions, unfavorable decisions of regulatory authorities or adverse clinical trial results.  The outcome of these matters cannot be predicted at this time.  If the going concern assumption was not appropriate for the preparation of our consolidated financial statements, adjustment might be necessary to the consolidated financial statements.

Our former independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our historical consolidated financial statements have been prepared under the assumption that we will continue as a going concern. Our former independent registered public accounting firm has issued a report on our audited consolidated financial statements for the year ended December 31, 2016 that included an explanatory paragraph referring to our significant operating losses and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.  The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.  Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

Even though the FDA has granted approval of NERLYNX for the treatment for the extended adjuvant treatment of early-stage, HER2-positive breast cancer, the terms of the approval may limit its commercial potential.

Even though the FDA has granted approval of NERLYNX, the scope and terms of the approval may limit our ability to commercialize NERLYNX and, therefore, our ability to generate substantial sales revenue. The FDA has approved NERLYNX only for the extended adjuvant treatment of early-stage, HER2-positive breast cancer. In connection with the FDA approval, we have committed to conduct the following post-marketing studies: (i) a physiologically-based pharmacokinetic, or PBPK, modeling/simulation study to evaluate the effect of repeat doses of a moderate CYP3A4 inhibitor on the single dose pharmacokinetics of neratinib and its active metabolites to assess the magnitude of increased drug exposure and to address the potential for excessive drug toxicity, or if the PBPK modeling/simulation is not feasible, a clinical pharmacokinetic trial, (ii) a PBPK modeling/simulation study or a clinical pharmacokinetic trial with repeat doses of a moderate CYP3A4 inducer on the single dose pharmacokinetics of neratinib and its active metabolites to assess the magnitude of decreased drug exposure and to determine appropriate dosing recommendations, (iii) a clinical pharmacokinetic trial to evaluate whether separating the dosing of H2-receptor antagonists and neratinib can minimize the drug-drug interaction potential, (iv) the submission of the final results of our 2-year carcinogenicity study in the rat, and (v) submission of certain trial data from our ongoing clinical trials. If we fail to comply with our post-marketing commitments, or if the results of the post-marketing studies, or any other ongoing clinical studies of NERLYNX, are negative, the FDA could decide to withdraw approval, add warnings or narrow the approved indication in the product label.

We are heavily dependent on the success of NERLYNX, which is still under clinical development for various indications.   While the FDA has approved NERLYNX for the extended adjuvant treatment of patients with early stage HER2-positive breast cancer, we cannot be certain that NERLYNX will receive regulatory approval for any other indication for which we may seek approval.

The FDA has approved NERLYNX only for the extended adjuvant treatment of early stage, HER2-positive breast cancer.  We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the development of NERLYNX in various additional indications. Accordingly, our business currently depends heavily on the successful development and regulatory approval of NERLYNX for additional indications. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market NERLYNX for other indications or any of our other drug candidates in the United States until they receive approval of a New Drug Application, or NDA, from the FDA, or in any foreign countries until they receive the requisite approval from such countries.  In June 2016, we submitted a MAA with the European Medicines Agency, or EMA. The Committee for Medicinal Products for Human Use of the EMA, or CHMP, recently issued its Day-180 List of Outstanding issues in the process of their ongoing regulatory review of the MAA.  The CHMP has requested additional data analyses related to the safety and efficacy of neratinib and has instituted a clock stop in order to allow the Company time to respond to this List of Outstanding Issues. The CHMP has set a deadline of December 22, 2017 for the Company to respond to the list. The Company expects the CHMP to issue an opinion regarding the MAA for neratinib in the first quarter of 2018. Approval of NERLYNX by the FDA for the extended adjuvant treatment of early stage, HER2-positive breast cancer does not ensure that the foreign jurisdictions will also approve NERLYNX for that indication, nor does it ensure that NERLYNX will be approved by the FDA for any other indications.  Obtaining approval of an NDA or foreign marketing application is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or foreign regulator may delay, limit or deny approval of a drug candidate for many reasons, including:

•	we may not be able to demonstrate that NERLYNX or any other drug candidate is safe and effective as a treatment for our targeted indications to the satisfaction of the FDA or other regulator;
•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or other regulator for marketing approval;

•	the FDA or other regulator may disagree with the number, design, size, conduct or implementation of our clinical trials;
•

the clinical research organization, or CRO, that we retain to conduct clinical trials or any other third parties involved in the conduct of trials may take actions outside of our control that materially adversely impact our clinical trials;

•

the FDA or other regulator may not find the data from pre-clinical studies and clinical trials sufficient to demonstrate that the clinical and other benefits of NERLYNX or any other drug candidate outweigh the safety risks;

•	the FDA or other regulator may disagree with our interpretation of data from our pre-clinical studies and clinical trials or may require that we conduct additional studies or trials;
•	the FDA or other regulator may not accept data generated at our clinical trial sites;
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

•	the FDA may require development of a Risk Evaluation and Mitigation Strategy as a condition of approval;
•	the FDA or other regulator may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers; or
•	the FDA or other regulator may change its approval policies or adopt new regulations.

If we do not obtain regulatory approval of NERLYNX for other indications in the United States, or for any indications in foreign jurisdictions, we will not be able to market NERLYNX for other indications or in other jurisdictions, which will limit our commercial revenue.

If we fail to manufacture NERLYNX in sufficient quantities and at acceptable quality and pricing levels, or to fully comply with cGMP regulations, we may face delays in commercialization or be unable to meet market demand, and may lose potential revenues.

The manufacture of NERLYNX requires significant expertise and capital investment, including the development of advanced manufacturing techniques, process controls and the use of specialized processing equipment. We must comply with federal, state and foreign regulations, including the FDA’s regulations governing cGMP, enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory authorities at any time may implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of our products. Any failure by us or our manufacturing partner to comply with applicable regulations may result in fines and civil penalties, suspension of production, product seizure or recall, operating restrictions, imposition of a consent decree, modification or withdrawal of product approval or criminal prosecution and would limit the availability of our product. Any manufacturing defect or error discovered after products have been produced and distributed also could result in significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.

If we are unable to produce the required commercial quantities of NERLYNX to meet market demand for NERLYNX on a timely basis or at all, or if we fail to comply with applicable laws for the manufacturing of NERLYNX, we will suffer damage to our reputation and commercial prospects and we will lose potential revenues

Clinical trials are very expensive, time-consuming and difficult to design and implement.

Although the FDA approved NERLYNX for the extended adjuvant treatment of early stage, HER2-positive breast cancer in the United States on July 17, 2017, NERLYNX is still under development for various indications and our other drug candidates are in development as well, all of which will require extensive clinical testing before we can submit any NDA for regulatory approval. We cannot predict with any certainty that any NDA submitted by us will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our other drug candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The results of pre-clinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials.  Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be successful.

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

Further, we, the FDA, foreign regulatory authorities, or an Institutional Review Board, or IRB, may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, that we are exposing participants to unacceptable health risks, or if the FDA or such other regulator finds deficiencies in our IND or comparable submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our drug candidates could be harmed, and our ability to generate revenues from the drug candidates may be delayed. In addition, any delays in our clinical trials could increase our costs, slow down the approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our drug candidates.

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

While we have negotiated a Special Protocol Assessment, or SPA, agreement with the FDA relating to our Phase III clinical study of PB272, this agreement does not guarantee approval of PB272 or any other particular outcome from regulatory review of the clinical trial or the drug candidate.

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

NERLYNX or our other drug candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any, as applicable.

Undesirable side effects caused by NERLYNX or our other drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. To date, subjects treated with NERLYNX have experienced drug-related side effects including diarrhea. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, if we or others later identify undesirable side effects caused by any approved product, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;
•	regulatory authorities may require additional warnings on the label;
•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of NERLYNX or the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

Regulatory approval for any approved product is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated as set forth on the product label.  If we market NERLYNX for uses beyond such approved indications, we could be subject to enforcement action, which could have a material adverse effect on our business.

The FDA strictly regulates marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. Any regulatory approval that the FDA grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA. For example, the FDA-approved label for NERLYNX is limited to the extended adjuvant treatment of early stage, HER2-positive breast cancer. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our drugs and drug candidates, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

While physicians in the United States may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote the products is narrowly limited to those indications that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. Although recent court decisions suggest that certain off-label promotional activities may be protected under the First Amendment, the scope of any such protection is unclear. If our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, bring an enforcement action against us, suspend or withdraw an approved product from the market, require a recall or institute fines or civil fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our reputation and our business.

Even though the FDA has approved NERLYNX for the extended adjuvant treatment of early stage, HER2-positive breast cancer, we will be subject to ongoing obligations and continued regulatory review with regard to NERLYNX and any other drug candidates that receive FDA approval, which may result in significant additional expense. Additionally, NERLYNX and our drug candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

The FDA’s approval of the NDA for NERLYNX may, and any regulatory approvals that we receive for our other drug candidates may, also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the drug candidate. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law.  These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirement will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

We rely on third parties to conduct our pre-clinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for our drug candidates.

We depend upon independent investigators and collaborators, such as CROs, universities and medical institutions, to conduct our pre-clinical studies and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with regulatory requirements, including good clinical practice, or GCP, requirements, and the applicable protocol. If, we or any of our CROs or third party contractors, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, third party contractors and investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard or otherwise fails to satisfy applicable regulatory requirements, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors to our detriment, our competitive position would be harmed. If any of our relationships with these third-party collaborators terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. Switching or adding additional third parties to our clinical trial programs can involve substantial costs and require extensive management time and focus.

We will rely exclusively on third parties to formulate and manufacture NERLYNX and our drug candidates. The commercialization of NERLYNX and any of our other drug candidates, if approved, could be stopped, delayed or made less profitable if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own drug candidates. While NERLYNX and our drug candidates were being developed by Pfizer, both the drug substance and drug product were manufactured by third-party contractors. We are using the same third-party contractors to manufacture, supply, store and distribute drug supplies for our clinical trials and the commercialization of NERYLNX. If we are unable to continue our relationships with one or more of these third-party contractors, we could experience delays in our development or commercialization efforts as we locate and qualify new manufacturers. We intend to rely on one or more third-party contractors to manufacture the commercial supply of our drugs.  Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•

We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement manufacturer. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval.

•	Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical needs and commercial needs, as applicable.

•

Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products for commercialization, as applicable.

•

The facilities used by our contract manufacturers to manufacture NERLYNX and our other drug candidates must be approved by the FDA pursuant to inspections that are conducted following submission of an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities.  In addition, drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration for controlled substances, similar non-U.S. regulatory agencies and corresponding state agencies to ensure strict compliance with cGMP regulations and other government regulations and corresponding foreign standards. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for our other drug candidates, if approved, or market NERLYNX.

•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

Each of these risks could delay our clinical trials, the approval, if any, of our drug candidates by the FDA or the commercialization of NERLYNX or our other drug candidates or result in higher costs or deprive us of potential product revenues.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

Our internal computer systems and those of third parties with which we contract may be vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures despite the implementation of security measures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our research and development programs and the development of our drug candidates could be delayed.

Health care reform measures may hinder or prevent our products and product candidates’ commercial success.

The United States and some foreign jurisdictions have enacted or are considering enacting a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to profitably sell our product and product candidates, if and when they are approved. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. We expect that the Trump administration and U.S. Congress will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

We anticipate that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.  The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product and product candidates, if approved.

Failure to obtain or maintain adequate coverage and reimbursement for our products or product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

Successful commercial sales of any approved products will depend on the availability of adequate coverage and reimbursement from government health administration authorities, private health insurers and other third-party payors. Each third-party payor separately decides which products it will cover and establishes the reimbursement level, and there is no guarantee that any of our approved products or product candidates that may be approved for marketing by regulatory authorities will receive adequate coverage or reimbursement levels. Obtaining and maintaining coverage approval for a product is time-consuming, costly and may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of coverage and reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or limited, we may not be able to successfully commercialize any product or product candidate for which we obtain marketing approval. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs and biologics. Even if we obtain coverage for a given product, the resulting reimbursement rates may be inadequate and may affect the demand for, or the price of, any product candidate for which we obtain marketing approval.

We expect to experience pricing pressures in connection with the sale of NERLYNX (oral), NERLYNX (intravenous), PB357 and any other products that we may develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. There may be additional pressure by payors and healthcare providers to use generic drugs that contain the active ingredients found in neratinib (oral), neratinib (intravenous), PB357 or any other drug candidates that we may develop. If we fail to successfully secure and maintain adequate coverage and reimbursement for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and expected revenue and profitability which would have a material adverse effect on our business, results of operations and financial condition.

We are subject, directly and indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, physician payment transparency laws and health information privacy and security laws. Failure to comply with these laws may subject us to substantial penalties.

We do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors. However, federal and state healthcare laws and regulations pertaining to fraud and abuse, physician payment transparency, privacy and security laws and regulations may apply to us depending on programs we operate and have been asserted by the government and others to apply to companies like us, and our arrangements with healthcare providers, customers and other entities, including our marketing practices, educational programs and pricing policies. These laws include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. The Affordable Care Act amended the federal Anti-Kickback Statute to provide that a person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•

federal false claims laws, including, without limitation, the False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal third-party payors that are false or fraudulent, such as engaging in improper promotion of products or submitting inaccurate price reports to the Medicaid Drug Rebate program;

•

the federal Civil Monetary Penalties law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;

•

federal criminal laws that prohibit executing a scheme to defraud any federal healthcare benefit program or making false statements relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•

the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information held by certain covered entities and their business associates, and imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners (manufacturers are required to submit reports to CMS by the 90th day of each calendar year);

•

analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that some of our business activities, including our relationships with physicians and other healthcare providers, some of whom recommend, purchase and/or prescribe our products, and the manner in which we promote our products, could be subject to challenge under one or more of such laws.

We are also exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, distributors and agents may engage in fraudulent or other illegal activity. While we have policies and procedures in place prohibiting such activity, misconduct by these parties could include, among other infractions or violations, intentional, reckless and/or negligent conduct or unauthorized activity that violates FDA requirements, including those laws that require the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare fraud and abuse laws and regulations, laws that require the true, complete and accurate reporting of financial information or data or other commercial or regulatory laws or requirements. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.

If our operations are found to violate any of the laws described above or any other laws and regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment of officers involved, any of which could adversely affect our ability to market our current and any future products, once approved, and materially adversely affect our business, results of operations and financial condition. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the United States, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, results of operations and financial condition.

We participate in the Medicaid Drug Rebate Program, as administered by the CMS, and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs, including NERLYNX, that are dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing and rebate calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The terms, scope and complexity of these government pricing programs change frequently. Responding to current and future changes may increase our costs and the complexity of compliance will be time consuming.

In addition, there is increased focus by the Office of Inspector General on the methodologies used by manufacturers to calculate average manufacturer price (“AMP”), and best price (“BP”), to assess manufacturer compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. For example, failure to submit monthly/quarterly AMP and BP data on a timely basis could result in a civil monetary penalty per day for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations.

Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In the event that the CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.

If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenue and our business will suffer.

The market for our drugs and drug candidates is characterized by intense competition and rapid technological advances. NERLYNX and any of our other drug candidates that receives FDA approval will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. If our products fail to capture and maintain market share, we may not achieve sufficient product revenue and our business will suffer.

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

As of June 30, 2017, we had 183 employees, including our Chief Executive Officer and President. Our future success depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled scientific, technical, marketing, managerial and financial personnel. Although we will seek to hire and retain qualified personnel with experience and abilities commensurate with our needs, there is no assurance that we will succeed despite their collective efforts. Competition for personnel is intense, and any failure to attract and retain the necessary technical, marketing, managerial and financial personnel would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We cannot predict the extent to which investor interest in our company will be sufficient to maintain an active trading market on the NASDAQ Global Select Market or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of August 3, 2017, we had 37,205,597 shares of common stock outstanding and stockholders holding at least 5% of our stock, individually or with affiliated entities, collectively owned or controlled approximately 50% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is a less active trading market, holders of our common stock may have difficulty selling their shares.

The price of our common stock could be subject to volatility related or unrelated to our operations.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	our ability to successfully launch and commercialize NERLYNX in the United States for the extended adjuvant treatment of early stage, HER2-positive breast cancer;
•	the status and cost of our marketing commitments for NERLYNX;
•

the status and cost of development and commercialization of neratinib for indications other than in the treatment of HER2-positive breast cancer and in jurisdictions other than in the United States, if approved;

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

Volatility in the price of our common stock may subject us to securities litigation, which could cause us to incur substantial costs and divert management's attention, financial resources and other company assets.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years.  On June 3, 2015, we and certain of our executive officers were named as defendants in a securities class action lawsuit.  The consolidated complaint, filed on October 16, 2015, on behalf of all persons who purchased our securities between July 22, 2014 and May 29, 2015, generally alleges that we and such executive officers made false and/or misleading statements and failed to disclose material adverse facts about our business, operations, prospects and performance.  On November 30, 2015, we filed a motion to dismiss the consolidated complaint. The plaintiff opposed this motion, and the court heard oral argument on March 14, 2016. On September 30, 2016, the court denied our motion to dismiss. On June 6, 2017, plaintiffs filed a first amended complaint that included new claims about additional statements that plaintiffs allege are false and/or misleading. On

June 19, 2017, we moved to dismiss the new claims in the amended complaint. On July 25, 2017, the court denied the motion to dismiss. A trial date is currently set for November 6, 2018.  On April 12 and April 14, 2016, alleged shareholders filed two derivative lawsuits purportedly on behalf of the Company against certain of our officers and directors. The complaints assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement and waste of corporate assets arising from substantially similar allegations as those contained in the putative securities class action described above.  These lawsuits and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve, and will divert our management's attention and financial and other resources. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of this and other suits, and we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.  See Item 3. “Legal Proceedings” below for additional information regarding the securities class action and derivative lawsuits.

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

As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC, or NASDAQ or any stock exchange or inter-dealer quotations system on which our common stock may be listed in the future. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically in recent years. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are unable to currently estimate these costs with any degree of certainty. We also expect that these rules and regulations may make it difficult and expensive for us to maintain the appropriate level of director and officer insurance for a company with our market capitalization.  If we are unable to maintain an appropriate level of such insurance, we may be required to accept reduced policy limits and coverage or larger deductible limits.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

Recent Sales of Unregistered Securities

We did not sell any of our equity securities without registration under the Securities Act of 1933, as amended, during the quarter ended June 30, 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) promulgated under the Exchange Act made any purchases of our equity securities during the quarter ended June 30, 2017.

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

10.1+

Third Amendment to Puma Biotechnology, Inc. 2011 Incentive Award Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2017 and incorporated herein by reference)

10.2+

Fourth Amendment to Puma Biotechnology, Inc. 2011 Incentive Award Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2017 and incorporated herein by reference)

10.3+	Puma Biotechnology, Inc. Non-Employee Director Compensation Program

10.4+

Puma Biotechnology, Inc. 2017 Employment Inducement Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 31, 2017 and incorporated herein by reference)

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Linkbase Document

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUMA BIOTECHNOLOGY, INC.
Date: August 9, 2017	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 9, 2017	By:	/s/ Charles R. Eyler
Charles R. Eyler
Senior Vice President, Finance and Administration and Treasurer
(Principal Financial and Accounting Officer)