Form 10-Q
period 2017-09-30
PUMA BIOTECHNOLOGY, INC.
filed 2017-11-09
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.      37,529,536 shares of Common Stock, par value $0.0001 per share, were outstanding as of November 6, 2017.

PUMA BIOTECHNOLOGY, INC.

- INDEX -

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and may be forward looking. These forward-looking statements include, but are not limited to, statements about:

•	the commercialization and availability of NERLYNX® (neratinib);
•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;
•	the anticipated timing of regulatory filings;
•	the regulatory approval of our drug candidates;
•	our use of clinical research organizations and other contractors;
•	our ability to find collaborative partners for research, development and commercialization of potential products;
•	our ability to market any of our products;
•	our history of operating losses;
•	our expectations regarding our costs and expenses;
•	our anticipated capital requirements and estimates regarding our needs for additional financing;
•	our ability to compete against other companies and research institutions;
•	our ability to secure adequate protection for our intellectual property;
•	our intention and ability to vigorously defend against a securities class action lawsuit, derivative lawsuits and a defamation lawsuit;
•	our ability to attract and retain key personnel; and
•	our ability to obtain adequate financing.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2017	December 31, 2016 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$79,717	$194,494
Marketable securities	26,620	34,982
Accounts receivable, net	3,890	—
Inventory	89	—
Prepaid expenses and other, current	9,281	6,998
Total current assets	119,597	236,474
Property and equipment, net	4,714	5,153
Prepaid expenses and other, long-term	3,851	6,846
Intangible assets, net	49,379	—
Restricted cash	4,317	4,317
Total assets	$181,858	$252,790
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,644	$20,035
Accrued expenses	79,608	17,426
Total current liabilities	97,252	37,461
Deferred rent	5,438	5,505
Total liabilities	102,690	42,966
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock - $.0001 par value; 100,000,000 shares authorized; 37,384,975 shares issued and outstanding at September 30, 2017 and 36,826,010 issued and outstanding at December 31, 2016	4	4
Additional paid-in capital	1,109,212	1,006,344
Receivable from exercise of stock options	(5,653)	—
Accumulated other comprehensive loss	(7)	(13)
Accumulated deficit	(1,024,388)	(796,511)
Total stockholders' equity	79,168	209,824
Total liabilities and stockholders' equity	$181,858	$252,790

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Product Revenue, net	$6,077	$—	$6,077	$—
Operating costs and expenses:
Cost of sales	$1,526	$—	$1,526	$—
Selling, general and administrative	32,489	14,022	75,819	37,326
Research and development	49,502	51,977	157,556	166,400
Total operating expense	83,517	65,999	234,901	203,726
Loss from operations	(77,440)	(65,999)	(228,824)	(203,726)
Other (expenses) income:
Interest income	305	214	1,035	756
Other (expenses) income	(45)	4	(88)	(380)
Total other (expenses) income	260	218	947	376
Net loss	$(77,180)	$(65,781)	$(227,877)	$(203,350)
Net loss applicable to common stock	$(77,180)	$(65,781)	$(227,877)	$(203,350)
Net loss per common share—basic and diluted	$(2.07)	$(2.02)	$(6.15)	$(6.26)
Weighted-average common shares outstanding—basic and diluted	37,214,002	32,497,168	37,046,765	32,489,584

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(77,180)	$(65,781)	$(227,877)	$(203,350)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	18	(28)	6	150
Comprehensive loss	$(77,162)	$(65,809)	$(227,871)	$(203,200)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Receivables	Accumulated
			Additional	from	Other
	Common Stock		Paid-in	the Exercises	Comprehensive	Accumulated
	Shares	Amount	Capital	of Options	Loss	Deficit	Total
Balance at December 31, 2016	36,826,010	$4	$1,006,344	$—	$(13)	$(796,511)	$209,824
Stock-based compensation	—	—	83,213	—	—	—	83,213
Exercises of stock options/issuances of RSUs	558,965	—	19,655	(5,653)	—	—	14,002
Unrealized gain on available-for- sale securities	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	(227,877)	(227,877)
Balance at September 30, 2017	37,384,975	$4	$1,109,212	$(5,653)	$(7)	$(1,024,388)	$79,168

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	2017	2016
Operating activities:
Net loss	$(227,877)	$(203,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,451	565
Built-out allowance received from landlord	—	2,997
Stock-based compensation	83,213	87,990
Disposal of leasehold improvements	—	368
Changes in operating assets and liabilities:
Accounts receivable, net	(3,890)	—
Inventory	(89)	—
Other receivables	—	(1,179)
Prepaid expenses and other	712	2,832
Intangible assets, net		—
Accounts payable	(2,496)	3,075
Accrued expenses	12,182	2,082
Accrual of deferred rent	(67)	3,891
Net cash used in operating activities	(136,861)	(100,729)
Investing activities:
Purchase of property and equipment	(286)	(3,730)
Restricted cash	—	(3)
Expenditures for leasehold improvements	—	(2,997)
Purchase of available-for-sale securities	(79,728)	(81,794)
Sale/maturity of available-for-sale securities	88,096	209,874
Net cash provided by investing activities	8,082	121,350
Financing activities:
Net proceeds from the exercise of options	14,002	351
Net cash provided by financing activities	14,002	351
Net (decrease) increase in cash and cash equivalents	(114,777)	20,972
Cash and cash equivalents, beginning of period	194,494	31,569
Cash and cash equivalents, end of period	$79,717	$52,541

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases in accounts payable	$105	$—
Licensor fee due in accrued expenses	$50,000	$—
Receivables related to stock option exercises	$5,653	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation:

Business:

Puma Biotechnology, Inc., or Puma, is a biopharmaceutical company based in Los Angeles, California with a focus on the development and commercialization of innovative products to enhance cancer care. The Company in-licenses the global development and commercialization rights to three drug candidates—PB272 (neratinib (oral)), PB272 (neratinib (intravenous)) and PB357. Neratinib is a potent irreversible tyrosine kinase inhibitor that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4. Currently, the Company is primarily focused on the development and commercialization of the oral version of neratinib, and its most advanced drug candidates are directed at the treatment of HER2-positive breast cancer. The Company believes that neratinib has clinical application in the treatment of several other cancers as well, including non-small cell lung cancer and other tumor types that over-express or have a mutation in HER2.

In November 2012, the Company established and incorporated Puma Biotechnology Ltd., a wholly owned subsidiary, for the sole purpose of serving as Puma’s legal representative in the United Kingdom and the European Union in connection with Puma’s clinical trial activity in those countries.

Basis of Presentation:

The Company is focused on developing and commercializing neratinib for the treatment of patients with human epidermal growth factor receptor type 2, or HER2-positive, breast cancer, HER2 mutated non-small cell lung cancer, HER2-negative breast cancer that has a HER2 mutation and other solid tumors that have an activating mutation in HER2.  The Company has reported a net loss of approximately $77.2 million and $227.9 million for the three and nine months ended September 30, 2017, and negative cash flows from operations of approximately $136.9 million for the nine months ended September 30, 2017.  Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities through the drug development process and early commercialization.

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

The Company has incurred significant operating losses since its inception, which raises substantial doubt about its ability to continue as a going concern.  On July 17, 2017, the Company received U.S. Food and Drug Administration, or FDA, approval for its first product, NERLYNX® (neratinib), formerly known as PB272 (neratinib (oral)), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy.  NERLYNX recently became available by prescription in the United States, and the Company has commenced commercialization. The Company is exploring methods by which to commercially launch neratinib in the European Union should approval be granted by the European Medicines Agency, or EMA.  Commercialization in the United States, and if approved, in the European Union, may require funding in addition to the cash and cash equivalents and marketable securities totaling approximately $106.3 million available at September 30, 2017.  While the consolidated financial statements have been prepared on a going concern basis, the Company continues to remain dependent on its ability to obtain sufficient funding to sustain operations and successfully commercialize neratinib in the United States, and, if approved, launch in the European Union.  While the Company has been successful in raising financing in the past, there can be no assurance that it will be able to do so in the future.  The Company’s ability to obtain funding may be adversely impacted by uncertain market conditions, unfavorable decisions of regulatory authorities or adverse clinical trial results.  The outcome of these matters cannot be predicted at this time.  The Company’s continued operations will depend on its ability to successfully commercialize NERLYNX, the Company’s only product, and to raise funds through various potential sources, such as equity and debt financing.

Since its inception through September 30, 2017, the Company’s financing was primarily through public offerings of Company common stock and private equity placements. The Company sold shares of its common stock through an underwritten public offering in October 2016 (see Note 6 to the Annual Report on Form 10-K for the year ended December 31, 2016).  As a result, the Company received net proceeds of approximately $161.9 million.  The Company may need additional financing before it can achieve profitability, if ever.  There can be no assurance that additional capital will be available on favorable terms or at all or that any additional capital that the Company is able to obtain will be sufficient to meet its needs.  If it is unable to raise additional capital, the Company could likely be forced to curtail desired development activities, which will delay the development of its product candidates.

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

Principles of Consolidation:

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable:

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and doubtful accounts. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. At September 30, 2017, the Company determined that an allowance for doubtful accounts was not required. No accounts were written off during the periods presented.

License Fees and Royalties:

The Company expenses amounts paid to acquire licenses associated with products under development when the ultimate recoverability of the amounts paid is uncertain and the technology has no alternative future use when acquired. Acquisitions of technology licenses are charged to expense or capitalized based upon the asset achieving technological feasibility in accordance with management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future use. The Company has determined that technological feasibility for its product candidates is reached when the requisite regulatory approvals are obtained to make the product available for sale.  The Company capitalizes technology licenses upon reaching technological feasibility.

In connection with the FDA approval of NERLYNX in July 2017, the Company triggered a one-time milestone payment pursuant to its 2014 license agreement with Pfizer Inc., or the Licensor. The Company capitalized the milestone payment as an intangible asset and is amortizing the asset on a straight-line basis over the estimated useful life of the licensed patent through 2030. The Company recorded amortization expense related to its intangible asset of $0.6 million for the three months ended September 30, 2017. As of September 30, 2017, estimated future amortization expense related to the Company’s intangible asset was $1.0 million for the remainder of 2017, approximately $3.9 million for each year starting 2018 through 2029, and $1.0 million for 2030.

Royalties incurred in connection with the Company’s license agreement with the Licensor, as disclosed in Note 9-Commitments and Contingencies, are expensed to cost of sales as revenue from product sales is recognized.

Intangible Assets:

The Company maintains definite-lived intangible assets related to the Licensor agreement. These assets are amortized over their remaining useful lives, which are estimated based on the shorter of the remaining patent life or the estimated useful life of the underlying product. Intangible assets are amortized using the economic consumption method if anticipated future revenues can be reasonably estimated. The straight-line method is used when future revenues cannot be reasonably estimated.

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the condensed consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value.

Inventory:

The Company values its inventories at the lower of cost or estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within the cost of sales. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded as a cost of sales in the consolidated statements of operations and comprehensive loss.

The Company capitalizes inventory costs associated with the Company’s products after regulatory approval, if any, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Inventory acquired prior to receipt of marketing approval of a product candidate is expensed as research and development expense as incurred. Inventory that can be used in either the production of clinical or commercial product is expensed as research and development expense when selected for use in a clinical trial. Starter kits, provided to patients prior to insurance approval, are expensed by the Company to sales and marketing expense as incurred.

Revenue Recognition:

The Company adopted Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“Topic 606”) on January 1, 2017.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements, and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. The Company had no contracts with customers until the FDA approved NERLYNX on July 17, 2017.  Subsequent to receiving FDA approval, the Company entered into a limited number of arrangements with specialty pharmacies (“SPs”) and specialty distributors (“SDs”) in the U.S. (collectively, its “Customers”) to distribute NERLYNX. These arrangements are the Company’s initial contracts with customers.  The Company has determined that these sales channels with customers are similar.

To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract,

(iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for product revenue, see Product Revenue, Net (below).

Product Revenue, Net:

The Company sells NERLYNX to a limited number of SPs and SDs in the U.S. (collectively, its “Customers”). These Customers subsequently resell the Company’s products to patients and certain medical centers or hospitals. In addition to distribution agreements with Customers, the Company enters into arrangements with health care providers and payors that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products.

The Company recognizes revenue on product sales when the Customer obtains control of the Company's product, which occurs at a point in time (upon delivery). Product revenue is recorded net of applicable reserves for variable consideration, including discounts and allowances.  The Company’s payment terms range between 10 and 60 days.

Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods, and are recorded in cost of sales.

If taxes should be collected from Customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three months ended September 30, 2017.

Reserves for Variable Consideration:

Revenue from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its Customers, payors, and other indirect customers relating to the Company’s sale of its products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than a Customer). These estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method in Topic 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of September 30, 2017 and, therefore, the transaction price was not reduced further during the three months ended September 30, 2017. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances:

The Company generally provides Customers with discounts which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its Customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through September 30, 2017, as well as a reduction to trade receivables, net on the condensed consolidated balance sheets.

Product Returns:

Consistent with industry practice, the Company offers the SPs and SDs limited product return rights for damages and expiring product, provided it is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to trade receivables, net on the condensed consolidated balance sheets. The Company currently estimates product return liabilities using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company has not received any returns to date and believes that returns of its products will be minimal.

Provider Chargebacks and Discounts:

Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and trade receivables, net. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by Customers, and the Company generally issues credits for such amounts within a few weeks of the Customer’s notification to the Company of the resale. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at each reporting period-end that the Company expects will be sold to qualified healthcare providers, and chargebacks that Customers have claimed, but for which the Company has not yet issued a credit.

Government Rebates:

The Company is subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.

Payor Rebates:

The Company contracts with certain private payor organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of its products. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Other Incentives:

Other incentives which the Company offers include voluntary patient assistance programs, such as the co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.

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

Following are the major categories of assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

September 30, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents	$68,911	$—	$—	$68,911
Marketable securities - corporate bonds	—	26,620	—	26,620
	$68,911	$26,620	$—	$95,531

December 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents	$188,543	$—	$—	$188,543
Commercial paper	—	5,998	—	5,998
Marketable securities - corporate bonds	—	28,984	—	28,984
	$188,543	$34,982	$—	$223,525

The Company’s investments in commercial paper, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The Company invests its excess cash in commercial paper and debt instruments of corporations. As of September 30, 2017, the Company’s short-term investments had a weighted average maturity of less than one year.

The following tables summarize the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
September 30, 2017	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$68,911	$—	$—	$68,911
Marketable securities - corporate bonds	Less than 1	26,620	—	(7)	26,613
		$95,531	$—	$(7)	$95,524
	Maturity	Amortized	Unrealized		Estimated
December 31, 2016	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$188,543	$—	$—	$188,543
Commercial paper	Less than 1	5,998	—	—	5,998
Marketable securities - corporate bonds	Less than 1	28,984	—	(13)	28,971
		$223,525	$—	$(13)	$223,512

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents. The Company’s cash and cash equivalents in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at September 30, 2017, were approximately $85.4 million. The Company does not believe it is exposed to any significant credit risk due to the quality of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Corporation and Moody’s Investors Service at the time of purchase.

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

The Company assesses the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. Should impairment exist, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through September 30, 2017.

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

Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods presented as required by ASC 260, Earnings per Share. Diluted earnings per common share are the same as basic earnings per common share because the assumed exercise of the Company’s outstanding options are anti-dilutive. For the three and nine months ended September 30, 2017, potentially dilutive securities excluded from the calculations were 6,295,192 shares issuable upon exercise of options, 2,116,250 shares issuable upon exercise of a warrant, and 956,060 shares underlying restricted stock units that are subject to vesting and are antidilutive. For the three and nine months ended September 30, 2016, potentially dilutive securities excluded from the earnings per common share calculation were 5,730,151 issuable upon exercise of options, 9,469 issuable as performance shares and 2,116,250 shares issuable upon exercise of a warrant.

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

Issuance of Common Stock Upon Exercise of Stock Option Grants:

When a stock option grant is exercised, the Company notifies its transfer agent to release the required number of shares of common stock from the reserve for the Puma Biotechnology, Inc. 2011 Incentive Award Plan, as amended, or the 2011 Plan. The Company records the transaction for the cash received and the issuance of common shares. Should there be a delay in the cash receipts due to the settlement period, the Company records a receivable from the exercise of an option as a reduction of stockholders’ equity on the unaudited condensed consolidated balance sheet.

Recently Issued Accounting Standards:

In May 2014, the Financial Accounting Standards Board, FASB, issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB has subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards are effective for interim and annual periods beginning on January 1, 2018, but could have been adopted early beginning January 1, 2017. The Company has chosen to adopt this standard in 2017 as it began to generate revenue. The Company has also identified and implemented changes to its accounting policies, business processes, and internal controls to support the new accounting and disclosure requirements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which was intended to simplify various aspects of accounting for share-based payment transactions. The new guidance requires immediate recognition of all excess tax benefits and deficiencies in the income statement; requires classification of excess tax benefits as an operating activity as opposed to a financing activity in the statements of cash flows; requires the classification of cash paid by an employer when directly withholding shares for tax-withholding purposes be classified as a financing activity on the statements of cash flows; and allows the Company to make an accounting policy election to either estimate the number of awards expected to vest or account for forfeitures when they occur. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual reporting periods. The Company applied this standard in the first quarter of 2017 using the prospective method of adoption. In conjunction with this adoption, the Company applied an accounting policy election to estimate forfeitures and then true up actual forfeitures as they occur.  Because this treatment was in line with the Company’s current treatment of forfeitures, the impact was insignificant as of September 30, 2017.  Additionally, the Company believes there is no effect on its consolidated financial statements from either the new guidance of immediate recognition of all excess tax benefits and deficiencies in the income statement or the requirement to classify excess tax benefits as an operating activity, as opposed to a financing activity, in the statements of cash flows, as the Company currently has a full valuation for any deferred tax asset; therefore, there would be no net effect on the Company’s consolidated financial statements.  Finally, the Company does not directly withhold shares for tax-withholding purposes; therefore, this change has no net effect on its consolidated financial statements.

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

	September 30, 2017	December 31, 2016
Current:
CRO services	$6,724	$3,471
Other clinical development	664	1,069
Insurance	255	1,159
Other	1,638	1,299
	9,281	6,998
Long-term:
CRO services	1,726	5,077
Other clinical development	565	1,243
Insurance	16	40
Other	1,544	486
	3,851	6,846
Totals	$13,132	$13,844

Note 4—Property and Equipment:

Property and equipment consisted of the following (in thousands):

Property and Equipment:	September 30, 2017	December 31, 2016
Leasehold improvements	$3,878	$3,878
Computer equipment	2,112	1,822
Telephone equipment	296	256
Furniture and fixtures	2,207	2,146
	8,493	8,102
Less: accumulated depreciation and amortization	(3,779)	(2,949)
Totals	$4,714	$5,153

Note 5—Intangible assets, net:

Intangible assets, net consisted of the following (in thousands):

	September 30, 2017	Estimated useful life
Acquired and in-licensed rights	$50,000	13 Years
Less: accumulated amortization	(621)
Total intangible asset, net	$49,379

Note 6—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued CRO services	$8,323	$6,609
Accrued other clinical development	7,243	7,015
Accrued legal fees	2,806	706
Accrued compensation	8,486	3,058
Accrued in-licensed rights	50,000	—
Other	2,750	38
Totals	$79,608	$17,426

Accrued CRO services represent the Company’s estimate of such costs and will be adjusted in the period the actual costs become known. Accrued compensation includes estimated bonus and earned but unused vacation for full-time employees. When actual performance bonuses are paid out to employees, the bonus expense will be adjusted to reflect the actual expense for the year. Accrued in-licensed rights represent amounts owed pursuant to the Company’s license agreement with the Licensor.  Pursuant to the license agreement, the Company licensed certain intellectual property rights for neratinib and is obligated to make a one-time regulatory milestone payment to the Licensor upon obtaining regulatory approval of its NDA from the FDA. Additionally, vacation is accrued at the rate the employee earns vacation and reduced as vacation is used by the employee.

Note 7—Stockholders’ Equity:

Stock-Based Compensation:

The Company’s 2011 Plan was adopted by the board of directors on September 15, 2011.  Pursuant to the 2011 Plan, the Company may grant incentive stock options, nonqualified stock options and restricted stock units, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options and restricted stock units under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. Through September 30, 2017, a total of 12,529,412 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

The Company’s 2017 Employment Inducement Incentive Award Plan, or the 2017 Plan, was adopted by the board of directors on April 27, 2017.  Pursuant to the 2017 Plan, the Company may grant stock options and restricted stock units, as well as other forms of equity-based compensation to employees, as an inducement to join the Company.  The maximum term of stock options granted under the 2017 Plan is 10 years. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. As of September 30, 2017, a total of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the 2017 Plan.  As of September 30, 2017, 233,250 shares have been awarded under the 2017 Plan.

Employee stock-based compensation for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock-based compensation:
Options -
Research and development, or R&D	$15,825	$20,258	$54,062	$66,376
Selling, general and administrative, or SG&A	5,817	6,802	18,371	18,852
Performance shares - R&D	—	68	—	139
Restricted stock units -
R&D	2,333	1,754	6,185	1,754
SG&A	2,513	869	4,595	869
Total stock-based compensation expense	$26,488	$29,751	$83,213	$87,990

Stock Options and Restricted Stock Units:

The fair value of options granted to employees was estimated using the Black-Scholes Option Pricing Method (see Note 2—Significant Accounting Policies) with the following weighted-average assumptions used during the nine months ended September 30, 2017 and 2016:

	2017	2016
Dividend yield	0.0%	0.0%
Expected volatility	70.2%	67.3%
Risk-free interest rate	2.0%	1.4%
Expected life in years	5.83	5.72

Activity with respect to options granted under the 2011 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	6,578,522	$87.52	8.0	$18,442
Granted	519,791	$38.87
Forfeited	(272,399)	$50.26
Exercised	(419,504)	$46.85		$18,366
Expired	(111,218)	$117.89
Outstanding at September 30, 2017	6,295,192	$87.29	7.4	$318,349
Nonvested at September 30, 2017	2,333,232	58.97	8.8	$151,369

At September 30, 2017, total estimated unrecognized employee compensation cost related to nonvested stock options and restricted stock units granted prior to that date were approximately $68.7 million and $56.3 million, respectively. These unrecognized expenses are expected to be recognized over a weighted-average period of 1.4 years for stock options and 2.5 years for restricted stock units. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2017 and 2016, were $24.30 per share and $26.79 per share, respectively.

		Weighted
		Average
		Grant-Date
Stock options	Shares	Fair Value
Nonvested shares at December 31, 2016	3,106,083	$47.78
Granted	519,791	24.30
Vested/Issued	(1,020,243)	61.53
Forfeited	(272,399)	30.28
Nonvested shares at September 30, 2017	2,333,232	35.31

Restricted stock units have been awarded to certain employees under the 2011 and 2017 Plan.  These awards vest over three years.

		Weighted
		Average
		Grant-Date
Restricted stock units	Shares	Fair Value
Nonvested shares at December 31, 2016	630,508	$54.35
Granted	569,750	79.82
Vested/Issued	(203,892)	54.35
Forfeited	(40,306)	54.35
Nonvested shares at September 30, 2017	956,060	$69.53

Note 8—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $0.6 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 9—Commitments and Contingencies:

Legal Matters

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable. The Company has not accrued for any contingency at September 30, 2017, as the Company does not consider any contingency to be probable or estimable. The Company faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated. While complete assurance cannot be given to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Legal Proceedings

Hsu vs. Puma Biotechnology, Inc., et. al.

On June 3, 2015, Hsingching Hsu or the “plaintiff,” individually and on behalf of all others similarly situated, filed a class action lawsuit against us or “the defendants” and certain of our executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG).  On October 16, 2015, lead plaintiff Norfolk Pension Fund filed a consolidated complaint on behalf of all persons who purchased our securities between July 22, 2014 and May 29, 2015.  The consolidated complaint alleges that the Company and certain of our executive officers made false or misleading statements and failed to disclose material adverse facts about our business, operations, prospects and performance in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiff seeks damages, interest, costs, attorneys' fees, and other unspecified equitable relief.  On September 30, 2016, the court denied the defendants’ motion to dismiss the consolidated complaint.

On June 6, 2017, the lead plaintiff filed a first amended complaint that included new claims about additional statements that plaintiff alleges are false or misleading.  On June 19, 2017, defendants moved to dismiss the new claims in the amended complaint.  On July 25, 2017, the court denied the motion to dismiss.  A trial date is currently set for November 6, 2018.  The Company intends to vigorously defend against this matter.

Eshelman vs. Puma Biotechnology, Inc., et. al.

On February 2, 2016, Fredric N. Eshelman filed a lawsuit against our Chief Executive Officer and President, Alan H. Auerbach, and the Company in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D).  The complaint generally alleges that Mr. Auerbach and the Company made defamatory statements regarding Dr. Eshelman in connection with a proxy contest.  Dr. Eshelman seeks compensatory and punitive damages and expenses and costs, including attorneys’ fees.  On April 4, 2016, the Company filed a motion to dismiss the complaint.  On May 2, 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach.  On February 6, 2017, the court denied the Company’s motion to dismiss.  Discovery ended in September 2017.  The Company intends to vigorously defend against Dr. Eshelman’s claims.

Derivative Actions

On April 12 and April 14, 2016, alleged shareholders filed two derivative lawsuits purportedly on behalf of the Company against certain of our officers and directors in the Superior Court of the State of California, Los Angeles, captioned Xing Xie v. Alan H. Auerbach, No. BC616617, and Kevin McKenney v. Auerbach, No. BC617059. The complaints assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement and waste of corporate assets arising from substantially similar allegations as those contained in the securities class action described above. The complaints seek an unspecified sum of damages and equitable relief.  The Company intends to vigorously defend against this matter.

Stockholder Demand

On September 13, 2017, a purported stockholder filed a complaint in the Court of Chancery of the State of Delaware seeking an equitable apportionment of attorneys’ fees in an unspecified amount.  The purported stockholder alleges that his actions caused Company’s board of directors to implement certain governance reforms and enhancements to our director compensation program, and that, as a result of his actions, the purported stockholder is entitled to attorneys’ fees in an amount commensurate to those purported benefits.  The Company filed an answer to the complaint on October 20, 2017.  The Company intends to vigorously defend against this matter.

The pending proceedings described in this section involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.

Royalty Payments

Under the Company’s license agreement with the Licensor, pursuant to which the Company licensed certain intellectual property rights for neratinib, the Company is obligated to make a one-time regulatory milestone payment to the Licensor upon obtaining regulatory approval of its NDA from the FDA. The Company is also required to make royalty payments on net product sales, if any.

Note 10—Subsequent Events:

The Company entered into a loan agreement with Silicon Valley Bank and Oxford Finance for a term loan of up to $100.0 million, subject to funding in two tranches.  The Company received gross proceeds of $50.0 million from the first tranche of the credit facility upon closing on October 31, 2017 and intends to use the funds for general corporate purposes and to further support NERLYNX commercial initiatives.  The second tranche of $50.0 million may be drawn at the Company’s option between March 31, 2018 and June 30, 2018 provided the Company has achieved a specified minimum revenue milestone and no event of default is occurring.  The loan will mature on October 31, 2022.

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

Overview

We are a biopharmaceutical company with a focus on the development and commercialization of innovative products to enhance cancer care. We in-license the global development and commercialization rights to three drug candidates—PB272 (neratinib (oral)), PB272 (neratinib (intravenous)) and PB357.  Neratinib is a potent irreversible tyrosine kinase inhibitor, or TKI, that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4.   Currently, we are primarily focused on the development and commercialization of the oral version of neratinib, and our most advanced drug candidates are directed at the treatment of HER2-positive breast cancer.  We believe neratinib has clinical application in the treatment of several other cancers as well, including non-small cell lung cancer and other tumor types that over-express or have a mutation in HER2.  Until recently, efforts and resources had been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel.

We submitted a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA for regulatory approval of neratinib in the extended adjuvant setting in the United States in July 2016 and a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, in June 2016.   On July 17, 2017, we received regulatory approval of our first product, NERLYNX (neratinib), formally known as PB272 (neratinib (oral)), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy from the  FDA.  We must receive equivalent foreign regulatory approval to begin selling a drug product in countries other than the United States.  We recently commenced commercialization of NERLYNX in the United States using a direct sales force and are continuing to evaluate potential commercialization options for neratinib in this indication outside the United States, if approved, including developing a direct sales force, contracting with third parties to provide sales and marketing capabilities, some combination of these two options or other strategic options.   We expect that our expenses will continue to increase as we continue commercialization efforts.

Critical Accounting Policies

As of the date of the filing of this Quarterly Report, we believe there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2017 from our accounting policies at December 31, 2016, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, with the exception of those listed below.

Accounts Receivable:

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and doubtful accounts. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. At September 30, 2017, the Company determined that an allowance for doubtful accounts was not required. No accounts were written off during the periods presented.

License Fees and Royalties:

We expense amounts paid to acquire licenses associated with products under development when the ultimate recoverability of the amounts paid is uncertain and the technology has no alternative future use when acquired. Acquisitions of technology licenses are charged to expense or capitalized based upon the asset achieving technological feasibility in accordance with management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future use. We have determined that technological feasibility for our product candidates is reached when the requisite regulatory approvals are obtained to make the product available for sale.

In connection with the FDA approval of NERLYNX in July 2017, we triggered a one-time milestone payment pursuant to our 2014 license agreement with the Pfizer, Inc., or Pfizer or the Licensor. We capitalized the milestone payment as an intangible asset and are amortizing the asset on a straight-line basis over the estimated useful life of the licensed patent through 2030. We recorded amortization expense related to our intangible asset of $0.6 million for the three months ended September 30, 2017. As of September 30, 2017, estimated future amortization expense related to our intangible asset was $1.0 million for the remainder of 2017, approximately $3.9 million for each year starting 2018 through 2029, and $1.0 million for 2030.

Royalties incurred in connection with the license agreement with the Licensor, as disclosed in Note 9, are expensed to cost of sales as sales from product revenue is recognized.

Intangible Assets:

We maintain definite-lived intangible assets related to the Licensor agreement. These assets are amortized over their remaining useful lives, which are estimated based on the shorter of the remaining patent life or the estimated useful life of the underlying product. Intangible assets are amortized using the economic consumption method if anticipated future revenues can be reasonably estimated. The straight-line method is used when future revenues cannot be reasonably estimated.

We assess our intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of negative additional clinical or nonclinical data regarding one of our drug candidates or a potentially competitive drug candidate, adverse changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, we perform a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the condensed consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, we would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value.

Inventory:

We value our inventories at the lower of cost or estimated net realizable value. We determine the cost of our inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. We perform an assessment of the recoverability of capitalized inventory during each reporting period, and we write down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within the cost of sales. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded as a cost of sales in the consolidated statements of operations and comprehensive loss.

We capitalize inventory costs associated with our products after regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Inventory acquired prior to receipt of marketing approval of a product candidate is expensed as research and development expense as incurred. Inventory that can be used in either the production of clinical or commercial product is expensed as research and development expense when selected for use in a clinical trial. Starter kits, provided to patients prior to insurance approval, are expensed by us to sales and marketing expense as incurred.

Revenue Recognition:

We adopted Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“Topic 606”) on January 1, 2017.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements, and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. We had no contracts with customers until the FDA approved NERLYNX on July 17, 2017.  Subsequent to receiving FDA approval, we entered into a limited number of arrangements with specialty pharmacies (“SPs”) and specialty distributors (“SDs”) in the U.S. (collectively, its “Customers”) to distribute NERLYNX. These arrangements are our initial contracts with customers. We have determined that these sales channels with our customers are similar.

To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Revenue:

We sell NERLYNX to a limited number of customers in the U.S. These customers subsequently resell our products to patients and certain medical centers or hospitals. In addition to distribution agreements with Customers, we enter into arrangements with health care providers and payors that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of our products.  Our payment terms range between 10 and 60 days.

We recognize revenue on product sales when the customer obtains control of our product, which occurs at a point in time (upon delivery). Product revenue is recorded net of applicable reserves for variable consideration.

Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods, and are recorded in cost of goods sold.

If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. We expense incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that we would have recognized is one year or less. However, no such costs were incurred during the three months ended September 30, 2017.

Reserves for Variable Consideration:

Product revenue is recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between us and our customers, payors, and other indirect customers relating to the sale of our products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). These estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method in Topic 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts.

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analysis also contemplated application of the constraint in accordance with the guidance, under which we determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of September 30, 2017 and, therefore, the transaction price was not reduced further during the three months ended September 30, 2017. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances:

We generally provide customers with discounts that include incentive fees that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we compensate (through trade discounts and allowances) our customers for sales order management, data, and distribution services. However, we have determined such services received to date are not distinct from the sale of our products to the customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through September 30, 2017, as well as a reduction to trade receivables, net on the condensed consolidated balance sheets.

Product Returns:

Consistent with industry practice, we offer the customers limited product return rights for damages and expiring product, provided it is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. We estimate the amount of our product sales that may be returned by our customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to trade receivables, net on the condensed consolidated balance sheets. We currently estimate product return liabilities using available industry data and our own sales information, including our visibility into the inventory remaining in the distribution channel. We have not received any returns to date and believe that future returns of our products will be minimal.

Provider Chargebacks and Discounts:

Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to customers who directly purchase the product from us. Customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and trade receivables, net on the condensed consolidated balance sheets. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by customers, and we generally issue credits for such amounts within a few weeks of the customer’s notification to us of the resale. Reserves for chargebacks consist of credits that we expect to issue for units that remain in the distribution channel inventories at each reporting period-end that we expect will be sold to qualified healthcare providers, and chargebacks that customers have claimed, but for which we have not yet issued a credit.

Government Rebates:

We are subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.

Payor Rebates:

We contract with certain private payor organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of our products. We estimate these rebates and record such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Other Incentives:

Other incentives that we offer include voluntary patient assistance programs, such as the co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Components of Results of Operations

Product Revenue, Net:

Product revenue, net consist of sales of NERLYNX, our first and only commercial product to date. The FDA approved NERLYNX in July 2017, and we launched the product in the United States in September 2017.

Operating Expenses

Cost of sales consists of third-party manufacturing costs, freight, royalties, and indirect overhead costs associated with sales of NERLYNX. Cost of sales may also include period costs related to certain inventory manufacturing services, inventory adjustment charges, unabsorbed manufacturing and overhead costs, and manufacturing variances.  The cost of manufacturing NERLYNX prior to FDA approval in July 2017 has been expensed.  Due to that, the cost of sales will appear artificially low until additional product is manufactured.

Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related personnel costs, including stock-based compensation expense, professional fees, business insurance, rent, general legal activities, preparation for commercialization and other corporate expenses.

Research and development, or R&D, expenses include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for manufacturing of clinical materials and clinical trials. During the nine months ended September 30, 2017 and 2016, our R&D expenses consisted primarily of clinical research organization, or CRO, fees, fees paid to consultants, salaries and related personnel costs and stock-based compensation. We expense our R&D costs as they are incurred.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Product revenue, net

Product revenue, net was $6.1 million for the three months ended September 30, 2017 compared to $0 for the three months ended September 30, 2016.  The increase in product revenue, net was entirely attributable to the commercial launch of NERLYNX, our initial product, in July 2017.

Cost of sales

Cost of sales was $1.5 million for the three months ended September 30, 2017 compared to $0 for the three months ended September 30, 2017.  The increase in cost of sales was entirely attributable to the commercial launch of NERLYNX, our initial product, in July 2017.

Selling, general and administrative expenses:

For the three months ended September 30, 2017, SG&A expenses were approximately $32.5 million, compared to approximately $14.0 million for the three months ended September 30, 2016. SG&A expenses for the three months ended September 30, 2017 and 2016 were as follows:

Selling, general and administrative expenses	For the Three Months Ended September 30,		Period to period percentage
(in thousands)	2017	2016	change
Professional fees and expenses	$13,124	$2,644	396.4%
Payroll and related costs	7,804	1,680	364.5%
Facility and equipment costs	1,249	1,251	(0.2%)
Employee stock-based compensation expense	8,330	7,671	8.6%
Other	1,982	776	155.4%
	$32,489	$14,022	131.7%

For the three months ended September 30, 2017, SG&A expenses increased approximately $18.5 million compared to the same period in 2016.  Approximately $0.7 million of the increase was related to an increase in stock-based compensation expense attributable to our increased headcount and additional incentive awards to existing employees.  The remaining $17.8 million of the increase in SG&A expense for the three months ended September 30, 2017, compared to the same period in 2016, was primarily attributable to:

•

an approximately $10.5 million increase in professional fees and expenses, which consist primarily of commercial systems implementation costs, recruiting and consulting fees for the hiring of the salesforce and supporting positions, and legal, auditing, and investor relations fees.  We expect these fees to continue at similar levels during the remainder of 2017 as we continue to use consultants to commercialize NERLYNX in the U.S. market, defend against the class action, derivative and defamation lawsuits filed against us, and as we support compliance measures related to the Sarbanes Oxley Act of 2002, as amended, or Sarbanes Oxley, and various healthcare compliance measures.

•

an approximately $6.1 million increase in payroll and related costs, as administrative headcount increased from 23 to 153, primarily in sales and marketing functions to commercially launch NERLYNX and to support corporate growth.  We expect these payroll and related costs to continue to increase slightly as we hire additional sales force personnel and supporting staff in the third and fourth quarter of 2017.

•

an approximately $1.2 million increase in other expenses primarily attributable to increased travel and travel related expenses for the commercial launch of NERLYNX and increased consulting costs related to the commercial launch.

Research and development expenses:

For the three months ended September 30, 2017, R&D expenses were approximately $49.5 million, compared to approximately $52.0 million for the three months ended September 30, 2016. R&D expenses for the three months ended September 30, 2017 and 2016 were as follows:

Research and development expenses	For the Three Months Ended September 30,		Period to period percentage
(in thousands)	2017	2016	change
Clinical trial expense	$16,557	$17,889	(7.4%)
Internal clinical development	7,366	6,179	19.2%
Consultants and contractors	4,258	2,973	43.2%
Internal regulatory affairs and quality assurance	2,585	2,361	9.5%
Internal chemical manufacturing	578	495	16.8%
Employee stock-based compensation	18,158	22,080	(17.8%)
	$49,502	$51,977	(4.8%)

For the three months ended September 30, 2017, R&D expenses decreased approximately $2.5 million compared to the same period in 2016.  Stock-based compensation expense decreased approximately $3.9 million, and consists of forfeitures for employees who exited the company, offset by grants to new employees and additional awards to existing employees for the three months ended September 30, 2017.  Further to this decrease was a decrease in clinical trial expense of approximately $1.3 million primarily attributable to decreased expenses for preclinical studies and drug supply manufacturing logistics.  The decreases in expenses were partially offset by:

•

a slight increase of approximately $1.5 million in internal clinical development, internal regulatory affairs and quality assurance, and internal chemical manufacturing expenses due to wage progression and a slight increase in headcount to 155 from 135 for the three months ended September 30, 2017, compared to the same period in 2016.

•

an approximately $1.3 million increase in consultants and contractors related expenses due to increased consulting in program management to support medical affairs and compliance, and additional consulting expense for clinical trial site monitoring as enrollment increased in an ongoing clinical trial.

We expect R&D expenses, excluding stock-based compensation, to continue at levels similar to the three months ended September 30, 2017, for our existing clinical trials as we conclude the work performed by CRO and related clinical services; however, should we choose to pursue additional clinical trials, R&D expenses may increase accordingly.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Product revenue, net

Product revenue, net was $6.1 million for the nine months ended September 30, 2017 compared to $0 for the nine months ended September 30, 2016.  The increase in product revenue, net was entirely attributable to the commercial launch of NERLYNX, our initial product, in July 2017.

Cost of sales

Cost of sales was $1.5 million for the nine months ended September 30, 2017 compared to $0 for the nine months ended September 30, 2017.  The increase in cost of sales was entirely attributable to the commercial launch of NERLYNX, our initial product, in July 2017.

Selling, general and administrative expenses:

For the nine months ended September 30, 2017, SG&A expenses were approximately $75.8 million, compared to approximately $37.3 million for the nine months ended September 30, 2016. SG&A expenses for the nine months ended September 30, 2017 and 2016 were as follows:

Selling, general and administrative expenses	For the Nine Months Ended September 30,		Period to period percentage
(in thousands)	2017	2016	change
Professional fees and expenses	$31,442	$7,242	334.2%
Payroll and related costs	13,068	4,870	168.3%
Facility and equipment costs	3,741	3,313	12.9%
Employee stock-based compensation expense	22,966	19,721	16.5%
Other	4,602	2,180	111.1%
	$75,819	$37,326	103.1%

For the nine months ended September 30, 2017, SG&A expenses increased approximately $38.5 million compared to the same period in 2016.  Approximately $3.2 million of the increase was related to an increase in stock-based compensation expense attributable to our increased headcount and additional incentive awards to existing employees.  The remaining $35.2 million of the increase in SG&A expense for the nine months ended September 30, 2017, compared to the same period in 2016, was primarily attributable to:

•

an approximately $24.2 million increase in professional fees and expenses, which consist primarily of commercial systems implementation costs, recruiting and consulting fees for the hiring of the salesforce and supporting positions, and legal, auditing, and investor relations fees.

•

an approximately $8.2 million increase in payroll and related costs as administrative headcount increased from 23 to 153 primarily in sales and marketing functions to support corporate growth and to prepare for the commercial launch of NERLYNX.

•	an approximately $0.4 million increase in facility and equipment costs due to additional office space leased beginning April 2016.
•

An increase of approximately $2.4 million in other expenses primarily due to an increase of approximately $1.1 million for travel and travel related expenses to support the commercial launch of NERLYNX and approximately $0.4 million of consulting costs related to commercializing NERLYNX.

Research and development expenses:

For the nine months ended September 30, 2017, R&D expenses were approximately $157.6 million, compared to approximately $166.4 million for the nine months ended September 30, 2016. R&D expenses for the nine months ended September 30, 2017 and 2016 were as follows:

Research and development expenses	For the Nine Months Ended September 30,		Period to period percentage
(in thousands)	2017	2016	change
Clinical trial expense	$55,372	$60,342	(8.2%)
Internal clinical development	21,620	19,576	10.4%
Consultants and contractors	11,206	9,217	21.6%
Internal regulatory affairs and quality assurance	7,407	7,542	(1.8%)
Internal chemical manufacturing	1,704	1,454	17.2%
Employee stock-based compensation	60,247	68,269	(11.8%)
	$157,556	$166,400	(5.3%)

For the nine months ended September 30, 2017, R&D expenses decreased approximately $8.8 million compared to the same period in 2016.  Stock-based compensation expense decreased approximately $8.0 million, which consisted of forfeitures for employees who exited the company, offset by grants to new employees and additional awards to existing employees for the nine months ended September 30, 2017.  Further to this decrease was a decrease in clinical trial expense of approximately $5.0 million primarily attributable to decreased expenses due to a decrease in regulatory submission activity during the nine months ended September 30, 2017 compared to the same period in 2016, decreased preclinical study activities and decreased drug supply manufacturing logistics.  The decreases in expenses were offset by:

•

an increase of approximately $2.2 million in internal clinical development, internal regulatory affairs and quality assurance, and internal chemical manufacturing expenses due to wage progression along with a slight increase in headcount to 155 from 135 for the nine months ended September 30, 2017, compared to the same period in 2016.

•

an approximately $2.0 million increase in consultants and contractors related expenses due to increased consulting in support of program management to support medical affairs and compliance, and additional consulting expense for clinical trial site monitoring as enrollment increased in an ongoing clinical trial.

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

Interest income:

For the three and nine months ended September 30, 2017, we recognized approximately $0.3 million and $1.0 million in interest income, compared to approximately $0.2 million and $0.8 million for the same periods in 2016, respectively. The increase in interest income is due to the additional cash, cash equivalents and marketable securities on hand for the three and nine months ended September 30, 2017, from the underwritten public offering in October 2016.

Other expenses:

During the three and nine months ended September 30, 2017, other expenses, consisting primarily of foreign exchange loss, were approximately $0.0 and $0.1 million.  During the same periods in 2016, other expenses were approximately $$0.0 and $0.4 million.  The nine months ended September 30, 2016 included approximately $0.4 million on the disposal of leasehold improvements due to the relocation of our South San Francisco office.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2017 and December 31, 2016, and for the nine months ended September 30, 2017 and 2016, and is intended to supplement the more detailed discussion that follows:

Liquidity and capital resources (in thousands)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$79,717	$194,494
Marketable securities	26,620	34,982
Working capital	22,345	199,013
Stockholders' equity	79,168	209,824

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash provided by (used in):
Operating activities	$(136,861)	$(100,729)
Investing activities	8,082	121,350
Financing activities	14,002	351
(Decrease) increase in cash and cash equivalents	$(114,777)	$20,972

Operating Activities:

For the three and nine months ended September 30, 2017, we reported a net loss of approximately $77.2 million and $227.9 million, compared to approximately $65.8 million and $203.4 million for the same periods in 2016, respectively.  Additionally, cash used in operating activities for the three and nine months ended September 30, 2017 was approximately $54.9 million and $136.9 million, respectively, compared to approximately $34.9 million and $100.7 million for the same periods in 2016, respectively.

Cash used in operating activities for the nine months ended September 30, 2017 consisted of a net loss of $227.9 million, offset by approximately $84.7 million of non-cash items such as depreciation and amortization and stock-based compensation, an increase of approximately $3.9 million in accounts receivables, an increase of approximately $0.1 million for inventory, an increase of approximately $9.7 million in accrued expenses and accounts payable, a decrease of approximately $0.1 million for deferred rent and a decrease of approximately $0.7 million in prepaid expenses and other.

Cash used in operating activities for the nine months ended September 30, 2016 consisted of a net loss of $203.4 million, offset by approximately $91.9 million of non-cash items such as depreciation and amortization, a build-out allowance from the landlord for our office space, the disposal of leasehold improvements and stock-based compensation; an increase of approximately $3.9 million in the liability for deferred rent; an increase in other receivables of approximately $1.2 million related to the build-out allowance to be received from the landlord; an increase of approximately $5.2 million in accrued expenses and accounts payable; and a decrease in prepaid expenses and other of approximately $2.8 million

Investing Activities:

During the nine months ended September 30, 2017, net cash provided by investing activities was approximately $8.1 million, compared to approximately $121.4 million for the same period in 2016. The approximately $8.1 million of net cash provided by investing activities during the nine months ended September 30, 2017 was made up of approximately $88.1 million of sales or maturities of available-for-sale securities, offset by $79.7 million of cash invested in available-for-sale securities, and approximately $0.3 million used to purchase property and equipment.  During the nine months ended September 30, 2016, cash provided by investing activities was primarily made up of approximately $81.8 million used for the purchase of available-for-sale securities, offset by approximately $209.9 million of cash provided by the sale or maturities of available-for-sale securities, approximately $3.7 million used to purchase property and equipment and approximately $3.0 million of expenditures for leasehold improvements.

Financing Activities:

During the nine months ended September 30, 2017, cash provided by financing activities consisted of approximately $14.0 million of net proceeds from the exercise of stock options.  During the same period in 2016, cash provided by financing activities was approximately $0.4 million, also comprised of net proceeds from the exercise of stock options.

Current and Future Financing Needs:

We have incurred negative cash flows from operations since we started our business.  On July 17, 2017, we received FDA approval of our first product, NERLYNX.  NERLYNX is now commercially available by prescription in the United States and we received our first product revenue during the three months ending September 30, 2017. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our R&D efforts and our continuing commercialization efforts. Given the current and desired pace of clinical development of our product candidates, over the next 12 months we estimate that our R&D spending will be approximately $130 million to $145 million, excluding stock-based compensation.  Furthermore, the FDA approval of the NDA triggered a milestone payment due to the Licensor. Additionally, we expect increased SG&A expenses as we continue to commercialize NERLYNX.

Ongoing commercialization may require funding in addition to the cash and cash equivalents and marketable securities totaling approximately $106.3 million available at September 30, 2017.  While our unaudited consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will continue to remain dependent on our ability to obtain sufficient funding to sustain operations and successfully commercialize neratinib based on the approval by the FDA for the United States and, if approved, by the EMA, launch in the European Union.  While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future.  Our ability to obtain funding may be adversely impacted by uncertain market conditions, unfavorable decisions of regulatory authorities or adverse clinical trial results.  The outcome of these matters cannot be predicted at this time.

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

Credit Facility

On October 31, 2017, we entered into a loan and security agreement, which we refer to as the credit facility, with Silicon Valley Bank, or SVB, as administrative and collateral agent, and the lenders party thereto from time to time, including Oxford Finance LLC, or Oxford, and SVB, pursuant to which the lenders agreed to make term loans available to us in an aggregate amount of $100 million, consisting of (i) a Term Loan A in an aggregate amount of $50 million available on the effective date and (ii) a Term Loan B in an aggregate amount of $50 million available to be drawn at our option between March 31, 2018 and June 30, 2018 provided we have achieved a specified minimum revenue milestone and no event of default is occurring.  Proceeds from the Term Loans may be used for working capital and general business purposes.  Upon the entry into the credit facility, we were required to pay the lenders aggregate fees of $1,500,000, consisting of a facility fee of $750,000 and an arrangement fee of $750,000.  The credit facility is secured by substantially all of our personal property other than our intellectual property.  We also pledged 65% of the issued and outstanding capital stock of our subsidiary, Puma Biotechnology Ltd. The credit facility limits our ability to grant any interest in our intellectual property to certain permitted licenses and permitted encumbrances set forth in the agreement.

The Term Loans under the credit facility bear interest at an annual rate equal to the greater of (i) 7.75% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.5%.  We are required to make monthly interest-only payments on each Term Loan commencing on the first calendar day of the calendar month following the funding date of such Term Loan, and continuing on the first calendar day of each calendar month thereafter through December 1, 2019, or the Amortization Date.  Commencing on the Amortization Date, and continuing on the first calendar day of each calendar month thereafter, we will make consecutive equal monthly payments of principal, together with applicable interest, in arrears to each Lender, calculated pursuant to the credit facility.  All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on October 31, 2022.  Upon repayment of the Term Loans, we are also required to make a final payment to the lenders equal to 7.5% of the original principal amount of Term Loans funded.

At our option, we may prepay the outstanding principal balance of any Term Loan in whole but not in part, subject to a prepayment fee of 2.0% of any amount prepaid if the prepayment occurs through and including the first anniversary of the funding date of such Term Loan, 1.0% of the amount prepaid if the prepayment occurs after the first anniversary of the funding date of such Term Loan through and including the second anniversary of the funding date of such Term Loan.

The credit facility includes affirmative and negative covenants applicable to us, our current subsidiary and any subsidiaries we create in the future.  The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts.  We must also achieve product revenue, measured as of the last day of each fiscal quarter on a trailing 3-month basis, that is (i) greater than or equal to 70% of the revenue target set forth in our board-approved projections for the 2017 fiscal year, (ii) greater than or equal to 50% of the revenue target set forth in our board-approved projections for the 2018 fiscal year, and (iii) greater than or equal to 50% of the revenue target set forth in our board-approved projections for the 2019 fiscal year.  New minimum revenue levels will be established for each subsequent fiscal year by mutual agreement of us, SVB, as administrative agent, and the lenders.  The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions.

The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide SVB, as collateral agent, with the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facilities, including our cash.  These events of default include, among other things, our failure to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $500,000 and one or more judgments against us in an amount greater than $500,000 individually or in the aggregate.

Going Concern

Our former independent registered public accounting firm issued a report on our audited consolidated financial statements for the year ended December 31, 2016 that included an explanatory paragraph referring to our significant operating losses and expressing substantial doubt in our ability to continue as a going concern.  Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future  or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Non-GAAP Financial Measures:

In addition to our operating results, as calculated in accordance with generally accepted accounting principles, or GAAP, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance.  The following table presents our net loss and net loss per share, as calculated in accordance with GAAP, as adjusted to remove the impact of employee stock-based compensation.  Stock-based compensation represented approximately 34.3% and 36.5% of our net loss for the three and nine months ended September 30, 2017, respectively, and approximately 45.2% and 43.3% for the same periods in 2016. Although net loss is important to measure our financial performance, we currently place an emphasis on cash burn and, more specifically, cash used in operations.  Because stock-based compensation appears in the GAAP net loss but is removed from net loss to arrive at cash used in operations on the statement of cash flows due to its non-cash nature, we believe these non-GAAP measures enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods.  These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Loss and

GAAP Net Loss Per Share to Non-GAAP Adjusted Net Loss Per Share

(in thousands except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
GAAP net loss	$(77,180)	$(65,781)	$(227,877)	$(203,350)
Adjustments:
Stock-based compensation -
Selling, general and administrative	8,330	7,671	22,966	19,721	(1)
Research and development	18,158	22,080	60,247	68,269	(2)
Non-GAAP adjusted net loss	$(50,692)	$(36,030)	$(144,664)	$(115,360)

GAAP net loss per share—basic and diluted	$(2.07)	$(2.02)	$(6.15)	$(6.26)
Adjustment to net loss (as detailed above)	0.71	0.91	2.25	2.71
Non-GAAP adjusted net loss per share	$(1.36)	$(1.11)	$(3.90)	$(3.55)	(3)

(1) To reflect a non-cash charge to operating expense for selling, general and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.

(3) Non-GAAP adjusted net loss per share was calculated based on 37,214,002 and 32,497,168 weighted average common shares outstanding for the three months ended September 30, 2017 and 2016, respectively, and 37,046,765 and 32,489,584 weighted average common shares outstanding for the nine months ended September 30, 2017 and 2016, respectively.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet agreements,” as defined by SEC regulations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investing activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalents and available-for-sale investments in a variety of securities, which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes because of the relatively short maturities of our investments and we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We manage our sensitivity to these risks by maintaining investment grade short-term investments. We do not purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of September 30, 2017, our investments consisted primarily of corporate obligations. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or 10% decrease in interest rates, due mainly to the short-term nature of our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Additionally, we do not invest in foreign currencies or other foreign investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer have concluded that these disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than controls that were added as a result of the Company's commercialization subsequent to FDA approval and the related product launch of NERLYNX.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Hsu vs. Puma Biotechnology, Inc., et. al.

On June 3, 2015, Hsingching Hsu or the “plaintiff,” individually and on behalf of all others similarly situated, filed a class action lawsuit against us or “the defendants” and certain of our executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG).  On October 16, 2015, lead plaintiff Norfolk Pension Fund filed a consolidated complaint on behalf of all persons who purchased our securities between July 22, 2014 and May 29, 2015.  The consolidated complaint alleges that we and certain of our executive officers made false or misleading statements and failed to disclose material adverse facts about our business, operations, prospects and performance in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiff seeks damages, interest, costs, attorneys' fees, and other unspecified equitable relief.  On September 30, 2016, the court denied the defendants’ motion to dismiss the consolidated complaint.  On June 6, 2017, the lead plaintiff filed a first amended complaint that included new claims about additional statements that plaintiff alleges are false or misleading.  On June 19, 2017, defendants moved to dismiss the new claims in the amended complaint.  On July 25, 2017, the court denied the motion to dismiss.  A trial date is currently set for November 6, 2018.  We intend to vigorously defend against this matter.

Eshelman vs. Puma Biotechnology, Inc., et. al.

On February 2, 2016, Fredric N. Eshelman filed a lawsuit against our Chief Executive Officer and President, Alan H. Auerbach, and us in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D).  The complaint generally alleges that Mr. Auerbach and we made defamatory statements regarding Dr. Eshelman in connection with a proxy contest.  Dr. Eshelman seeks compensatory and punitive damages and expenses and costs, including attorneys’ fees.  On April 4, 2016, we filed a motion to dismiss the complaint.  On May 2, 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach.  On February 6, 2017, the court denied our motion to dismiss.  Discovery ended in September 2017.  We intend to vigorously defend against Dr. Eshelman’s claims.

Derivative Actions

On April 12 and April 14, 2016, alleged shareholders filed two derivative lawsuits purportedly on behalf of us against certain of our officers and directors in the Superior Court of the State of California, Los Angeles, captioned Xing Xie v. Alan H. Auerbach, No. BC616617, and Kevin McKenney v. Auerbach, No. BC617059. The complaints assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement and waste of corporate assets arising from substantially similar allegations as those contained in the securities class action described above. The complaints seek an unspecified sum of damages and equitable relief.  We intend to vigorously defend against this matter.

Stockholder Demand

On September 13, 2017, a purported stockholder filed a complaint in the Court of Chancery of the State of Delaware seeking an equitable apportionment of attorneys’ fees in an unspecified amount.  The purported stockholder alleges that his actions caused our board of directors to implement certain governance reforms and enhancements to our director compensation program, and that, as a result of his actions, the purported stockholder is entitled to attorneys’ fees in an amount commensurate to those purported benefits.  We filed an answer to the complaint on October 20, 2017.  We intend to vigorously defend against this matter.

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

We have a limited operating history and until recently our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel.  On July 17, 2017, the FDA approved our first product, NERLYNX, for the extended adjuvant treatment of early stage, HER2-positive breast cancer in the United States and NERLYNX only recently became commercially available in the United States.  We have a history of operating losses with net losses of $227.9 million for the nine months ended September 30, 2017 and $276.0 million and $239.3 million for the fiscal years ended December 31, 2016 and 2015, respectively.  As of September 30, 2017, we had an accumulated deficit of approximately $1,024.4 million.

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

We have invested a significant portion of our efforts and financial resources in the development and commercialization of our lead product, NERLYNX, which was approved by the FDA for the extended adjuvant treatment of early stage, HER2-positive breast cancer in the United States on July 17, 2017, and we expect NERLYNX to constitute the vast majority of our  product revenue for the foreseeable future. Our success depends on our ability to effectively commercialize NERLYNX. Successful commercialization of NERLYNX is subject to many risks. We have never, as an organization, launched or commercialized a product, and there is no guarantee that we will be able to do so successfully with NERLYNX for this indication. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than we have. We are continuing to build our commercial team and hire our U.S. sales force, and therefore, we will need to further develop and train the team and any new hires in order to be prepared to successfully commercialize of NERLYNX. Even if we are successful in building out our commercial team, there are many factors that could cause the commercialization of NERLYNX to be unsuccessful, including a number of factors that are outside our control. The commercial success of NERLYNX depends on the extent to which patients and physicians accept and adopt NERLYNX. For example, if the expected patient population is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take NERLYNX due to the related side effects, including diarrhea, the commercial potential of NERLYNX will be limited. In addition, we also do not know how physicians, patients and payors will respond to the pricing of NERLYNX. Thus, significant uncertainty remains regarding the commercial potential of NERLYNX.  Moreover, our ability to effectively generate product revenue from NERLYNX will depend on our ability to, among other things:

•	achieve and maintain compliance with regulatory requirements;
•	create market demand for and achieve market acceptance of NERLYNX through our marketing and sales activities and other arrangements established for the promotion of NERLYNX;
•	compete with other breast cancer drugs (either in the present or in the future);
•	train, deploy and support a qualified sales force;

•	secure formulary approvals for NERLYNX at a substantial number of targeted hospitals;
•

the ability of our third-party manufacturers to manufacture NERLYNX in sufficient quantities in compliance with requirements of the FDA and similar foreign regulatory agencies, if NERLYNX is approved by such foreign regulatory agencies, and at acceptable quality and pricing levels in order to meet commercial demand;

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

Any disruption in our ability to generate product revenue from the sale of NERLYNX will have a material and adverse impact on our results of operations.

We currently have no experience as a company in marketing or distributing pharmaceutical products. If we are unable to expand our marketing capabilities and effectively commercialize NERLYNX, our business, results of operations and financial condition may be materially adversely affected.

Our strategy is to build our sales, marketing and distribution capabilities to successfully commercialize NERLYNX in the United States. While we are continuing to establish our commercial team and hire our U.S. sales force, we do not have any experience commercializing pharmaceutical products as an organization. In order to successfully market NERLYNX, we must continue to build our sales, marketing, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to appropriately commercialize NERLYNX and may not become profitable.

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

Additionally, even though we have commenced the commercialization of NERLYNX, we will need to maintain and further develop our sales force to achieve commercial success, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. In the event we are unable to continue to develop and effectively maintain our commercial team, including our U.S. sales force, our ability to successfully commercialize NERLYNX would be limited, and we would not be able to generate product revenue successfully. There are risks involved both with establishing our own sales and marketing capabilities and with entering into arrangements with third parties to perform these services. For example, any efforts to develop a direct sales and marketing organization would be subject to numerous risks, including:

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

Our operations have consumed substantial amounts of cash since inception.  We expect our costs and expenses to increase in the future as we commercialize NERLYNX, including the cost of a direct sales force and the cost of manufacturing. We will also continue to expend substantial amounts on research and development of our other product candidates, including conducting clinical trials.  Our future capital requirements will depend on many factors, including:

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

While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will continue to remain dependent on our ability to obtain sufficient funding to sustain operation and successfully commercialize NERLYNX. The Company entered into a loan agreement with Silicon Valley Bank and Oxford Finance for a term loan of up to $100.0 million, subject to funding in two tranches.  The Company received gross proceeds of $50.0 million from the first tranche of the credit facility upon closing on October 31, 2017 and intends to use the funds for general corporate purposes and to further support NERLYNX commercial initiatives.  The second tranche of $50.0 million may be drawn at the Company’s option and subject to the achievement of certain revenue milestones.  The loan will mature on October 31, 2022.  While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future.  Additional financing may not be available on a timely basis on terms acceptable to us, or at all. We may raise funds in equity or debt financings to access funds for our capital needs. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing obtained by us in the future would cause us to incur debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may terminate or delay the development of one or more of our product candidates, delay clinical trials necessary to market our products, or delay establishment of sales and marketing capabilities or other activities necessary to commercialize our products. If this were to occur, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.  Furthermore, our ability to obtain funding may be adversely impacted by uncertain market conditions, unfavorable decisions of regulatory authorities or adverse clinical trial results.  The outcome of these matters cannot be predicted at this time.  If the going concern assumption was not appropriate for the preparation of our consolidated financial statements, adjustment might be necessary to the consolidated financial statements.

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

The terms of our credit facility place restrictions on our ability to operate our business and on our financial flexibility, and we may be unable to achieve the revenue necessary for us to incur additional borrowings under the credit facility or to satisfy the minimum revenue covenants.

The terms of our credit facility place restrictions on our ability to operate our business and our financial flexibility.  On October 31, 2017, we entered into a loan and security agreement, which we refer to as the credit facility, with Silicon Valley Bank, or SVB, as administrative and collateral agent, and the lenders party thereto from time to time, including SVB and Oxford Finance LLC, or Oxford, pursuant to which the lenders agreed to make term loans available to us in an aggregate amount of $100 million, consisting of (i) a Term Loan A in an aggregate amount of $50 million available on the effective date and (ii) a Term Loan B in an aggregate amount of $50 million available to be drawn at our option between March 31, 2018 and June 30, 2018 provided we have achieved a specified minimum revenue milestone and no event of default is occurring.  As of October 31, 2017, we had $50.0 million in principal outstanding under the credit facility.  We cannot assure you that we will achieve the revenue milestone that will trigger our ability to draw the Term Loan B, and accordingly, we may never be able to borrow the additional $50.0 million provided for in the credit facility.  The credit facility is secured by substantially all of our personal property, other than our intellectual property.

The credit facility includes affirmative and negative covenants applicable to us, our current subsidiary and any subsidiaries we create in the future.  The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts.  We must also achieve product revenue, measured as of the last day of each fiscal quarter on a trailing 3-month basis, that is (i) greater than or equal to 70% of the revenue target set forth in our board-approved projections for the 2017 fiscal year, (ii) greater than or equal to 50% of the revenue target set forth in our board-approved projections for the 2018 fiscal year, and (iii) greater than or equal to 50% of the revenue target set forth in our board-approved projections for the 2019 fiscal year.  New minimum revenue levels will be established for each subsequent fiscal year by mutual agreement of us, SVB, as administrative agent, and the lenders.  The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions.  These covenants may make it difficult for us to operate our business.  In addition, we are in the early stages of commercializing NERLYNX and we cannot assure you that we will be able to achieve the minimum revenue requirements provided for in the credit facility.  Our failure to satisfy the revenue, or any other, covenant could result in an event of default under the loan.

The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide SVB, as collateral agent, with the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facilities, including our cash.  These events of default include, among other things, our failure to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $500,000 and one or more judgments against us in an amount greater than $500,000 individually or in the aggregate.

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

We are heavily dependent on the success of NERLYNX, which is still under clinical development for various additional indications.   While the FDA has approved NERLYNX for the extended adjuvant treatment of patients with early stage HER2-positive breast cancer, we cannot be certain that NERLYNX will receive regulatory approval for any other indication for which we may seek approval.

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

Each of these risks could delay our clinical trials, the approval, if any, of our drug candidates by the FDA or the commercialization of NERLYNX or our other drug candidates or result in higher costs or deprive us of potential product revenue.

If our third-party manufacturers fail to manufacture NERLYNX in sufficient quantities and at acceptable quality and pricing levels, or fail to fully comply with cGMP regulations, we may face delays in commercialization or be unable to meet market demand, and may lose potential revenues.

The manufacture of NERLYNX requires significant expertise and capital investment, including the development of advanced manufacturing techniques, process controls and the use of specialized processing equipment. Our third-party maunfacturers must comply with federal, state and foreign regulations, including the FDA’s regulations governing cGMP, enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory authorities at any time may implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of our products. Any failure by us or our third-party maunfacturers to comply with applicable regulations may result in fines and civil penalties, suspension of production, product seizure or recall, operating restrictions, imposition of a consent decree, modification or withdrawal of product approval or criminal prosecution and would limit the availability of our product. Any manufacturing defect or error discovered after products have been produced and distributed also could result in significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.

If our third-party manufacturers are unable to produce the required commercial quantities of NERLYNX to meet market demand for NERLYNX on a timely basis or at all, or if they fail to comply with applicable laws for the manufacturing of NERLYNX, we will suffer damage to our reputation and commercial prospects and we will lose potential revenue.

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

Further, we, the FDA, foreign regulatory authorities, or an Institutional Review Board, or IRB, may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, that we are exposing participants to unacceptable health risks, or if the FDA or such other regulator finds deficiencies in our IND or comparable submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our drug candidates could be harmed, and our ability to generate revenue from the drug candidates may be delayed. In addition, any delays in our clinical trials could increase our costs, slow down the approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our drug candidates.

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

Even if our clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of our drug candidates for our targeted indications. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. A failure of a clinical trial to meet its predetermined endpoints would likely cause us to abandon a drug candidate and may delay development of other drug candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our drug candidates and generate product revenue.

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

We depend upon independent investigators and collaborators, such as CROs, universities and medical institutions, to conduct our pre-clinical studies and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with regulatory requirements, including good clinical practice, or GCP, requirements, and the applicable protocol. If we, or any of our CROs or third party contractors, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, third party contractors and investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard or otherwise fails to satisfy applicable regulatory requirements, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors to our detriment, our competitive position would be harmed. If any of our relationships with these third-party collaborators terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. Switching or adding additional third parties to our clinical trial programs can involve substantial costs and require extensive management time and focus.

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

Health care reform measures may hinder or prevent our products’ and product candidates’ commercial success.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or ATRA, which, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently, there has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changes the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs. We cannot predict all of the ways in which future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

As of September 30, 2017, we had 308 employees, including our Chief Executive Officer and President. Our future success depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled scientific, technical, marketing, managerial and financial personnel. Although we will seek to hire and retain qualified personnel with experience and abilities commensurate with our needs, there is no assurance that we will succeed despite their collective efforts. Competition for personnel is intense, and any failure to attract and retain the necessary technical, marketing, managerial and financial personnel would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We cannot predict the extent to which investor interest in our company will be sufficient to maintain an active trading market on the NASDAQ Global Select Market or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of September 30, 2017 we estimate that our officers, directors and their affiliated entities, and our 5% or greater stockholders, collectively beneficially owned approximately 89.9% of our outstanding shares of common stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is a less active trading market, holders of our common stock may have difficulty selling their shares.

The price of our common stock could be subject to volatility related or unrelated to our operations.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	our ability to successfully commercialize NERLYNX in the United States for the extended adjuvant treatment of early stage, HER2-positive breast cancer;
•	the status and cost of our marketing commitments for NERLYNX;
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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years.  In addition, we and certain of our executive officers have been named as defendants in a securities class action and derivative lawsuits captioned HSC v. Puma Biotechnology, Inc., et al., Xing Xie v. Alan H. Auerbach, and Kevin McKenney v. Auerbach.  These lawsuits and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve, and will divert our management's attention and financial and other resources. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of these and other suits, and we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.  See Item 3. “Legal Proceedings” below for additional information regarding the securities class action and derivative lawsuits.

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

Recent Sales of Unregistered Securities

We did not sell any of our equity securities without registration under the Securities Act of 1933, as amended, during the quarter ended September 30, 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) promulgated under the Exchange Act made any purchases of our equity securities during the quarter ended September 30, 2017.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

On September 29, 2017, the compensation committee of our board of directors approved the ratification, or the Ratification, of certain grants of Restricted Stock Units, or the RSU Awards, under the Puma Biotechnology, Inc. 2011 Incentive Award Plan, as amended, pursuant to and in accordance with Section 204 of the General Corporation Law of the State of Delaware, or the General Corporation Law.  The RSU Awards were made on May 1, 2017, May 8, 2017, May 22, 2017, May 30, 2017, June 12, 2017, June 19, 2017, June 26, 2017, July 17, 2017, July 24, 2017, July 31, 2017, August 7, 2017 and August 14, 2017 and involved the grant of 7,500, 11,250, 35,625, 3,750, 30,000, 30,000, 18,750, 24,375, 18,750, 15,000, 11,250 and 11,250 Restricted Stock Units, respectively.  The compensation committee approved the Ratification of such RSU Awards after it determined that the RSU Awards may not have been duly authorized in accordance with Section 152 of the General Corporation Law.  As none of the RSU Awards have vested, no shares of putative stock have been issued in respect of the RSU Awards.  Any claim that the RSU Awards are void or voidable due to the foregoing failure of authorization, or that the Court of Chancery of the State of Delaware should declare in its discretion that the Ratification not be effective or be effective only on certain conditions, must be brought within 120 days from the later of the validation effective time and the giving of this notice (which is deemed given on the date that this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission).

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

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017

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

PUMA BIOTECHNOLOGY, INC.
Date: November 9, 2017	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 9, 2017	By:	/s/ Charles R. Eyler
Charles R. Eyler
Senior Vice President, Finance and Administration and Treasurer
(Principal Financial and Accounting Officer)