Form 10-K
period 2017-12-31
PUMA BIOTECHNOLOGY, INC.
filed 2018-03-09
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $2,481,469,190 as of June 30, 2017, based upon the closing price of $87.40 per share of the registrant’s common stock on the NASDAQ Global Select Market on Friday, June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 20, 2018, there were 37,719,724 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders, or the 2018 Proxy Statement, are incorporated by reference into Part III of the Form 10-K to the extent stated herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and may be forward looking. These forward-looking statements include, but are not limited to, statements about:

•	the commercialization of NERLYNX® (neratinib);
•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;
•	the anticipated timing of regulatory filings;
•	the regulatory approval of our drug candidates;
•	our use of clinical research organizations and other contractors;
•	our ability to find collaborative partners for research, development and commercialization of potential products;
•	efforts of our licensees to obtain regulatory approval and commercialize NERYLNX in areas outside the United States;
•	our ability to market any of our products;
•	our history of operating losses;
•	our expectations regarding our costs and expenses;
•	our anticipated capital requirements and estimates regarding our needs for additional financing;
•	our ability to compete against other companies and research institutions;
•	our ability to secure adequate protection for our intellectual property;
•	our intention and ability to vigorously defend against a securities class action lawsuit, derivative lawsuits and a defamation lawsuit;
•	our ability to attract and retain key personnel; and
•	our ability to obtain adequate financing.

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Annual Report, including the sections entitled “Item 1. Business” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report.  These forward-looking statements involve risks and uncertainties, including the risks discussed in the section entitled “Item 1A. Risk Factors” in Part I of this Annual Report, that could cause our actual results to differ materially from those in the forward-looking statements.  We undertake no obligation to update the forward-looking statements or to reflect events or circumstances after the date of this document.  The risks discussed in this Annual Report should be considered in evaluating our prospects and future financial performance.

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

We are a biopharmaceutical company with a focus on the development and commercialization of innovative products to enhance cancer care. We in-license the global development and commercialization rights to three drug candidates – PB272 (neratinib, oral), PB272 (neratinib, intravenous) and PB357. Neratinib is a potent irreversible tyrosine kinase inhibitor, or TKI, that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4.  Currently, we are primarily focused on the U.S. commercialization of NERLYNX (neratinib), our first U.S. Food and Drug Administration, or FDA, approved product, and on the further development of the oral version of neratinib for additional indications in the treatment of HER2-positive breast cancer. We believe neratinib has clinical application in the treatment of several other cancers as well, including non-small cell lung cancer and other tumor types that over-express or have a mutation in HER2. Until recently, we have focused our efforts and resources primarily on obtaining regulatory approval for NERLYNX (neratinib) and on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel.

On July 17, 2017, we received regulatory approval of our first product, NERLYNX (neratinib), formally known as PB 2727 (neratinib (oral)), for the extended adjuvant treatment of adult patients with early state HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy from the FDA.  After receiving FDA approval, we commenced commercialization of NERLYNX in the United States using a direct sales force.

Before we can market neratinib in countries outside the United States, we must receive regulatory approval from the appropriate government entities in those countries.  We filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, in July 2016.  We recently announced that the EMA’s Committee for Medicinal Products for Human Use, or CHMP, adopted a negative opinion and recommend refusal of our MAA for neratinib for the extended adjuvant treatment of early stage HER2-positive breast cancer.  We have 15 days from the date of acknowledgement of receipt of the final opinion package to request a re-examination, and we intend to submit the request within the prescribed timeline. We recently entered into exclusive license agreements with Specialised Therapeutics Asia Pte Ltd., or STA, Medison Pharma Ltd., or Medison, and CANbridgepharma Limited, or CANbridge, to pursue regulatory approval and commercialize NERLYNX, if approved, in South East Asia, Israel and greater China, respectively.  We plan to continue to pursue commercialization of NERLYNX in other countries outside the United States, if approved, and will evaluate various commercialization options in those countries, including developing a direct sales force, contracting with third parties to provide sales and marketing capabilities, or some combination of these two options.  We expect that our expenses will continue to increase as we continue commercialization efforts.

Breast cancer is the leading cause of cancer death among women worldwide.  Studies show that approximately 20% to 25% of breast cancer tumors have an over-expression of the HER2 protein. Women with breast cancer that over-expresses HER2, referred to as HER2-positive breast cancer, are at greater risk for disease progression and death than women whose tumors do not over-express HER2. Therapeutic strategies, such as the use of trastuzumab (marketed as Herceptin), pertuzumab (marketed as Perjeta) and T-DM1 (marketed as Kadcyla), each produced by Genentech, and lapatinib (marketed as Tykerb) produced by Novartis, given either alone or in combination with chemotherapy, have been developed to improve the treatment of this type of breast cancer by binding to the HER2 protein. There are a number of trials ongoing that involve various combinations of these drugs (for example, Perjeta). Based on pre-clinical studies and clinical trials to date, we believe that neratinib may offer an advantage over existing treatments by more potently inhibiting HER2 at a different site and using a different mechanism than these other drugs.

Separately, in February 2013, we reached agreement with the FDA under a Special Protocol Assessment, or SPA for a planned Phase III clinical trial of PB272 in patients with HER2-positive metastatic breast cancer who have failed two or more prior treatments (third-line disease). The EMA has provided follow-on scientific advice, or SA, consistent with that of the FDA regarding our ability to use the trial to support regulatory approval in the European Union. We refer to this trial as PUMA-NER-1301. We initiated this trial in June 2013.   We expect to report the top line data from this trial in 2018.

Additionally, in December 2016, we initiated a managed access program for neratinib. Managed access programs provide physicians and patients access to medicines when there are limited or no other therapeutic options available. Our managed access program for neratinib enables participation from countries outside the United States, including European Union member states, where permitted by applicable rules, procedures and regulatory authorities. The program will provide access to neratinib for the treatment of early stage HER2-positive breast cancer (extended adjuvant setting), HER2-positive metastatic breast cancer and HER2-mutated solid tumors. In order for patients to qualify for our managed access program they must be unable to participate in any ongoing neratinib clinical trial. Patients in the managed access program will be given neratinib and will be instructed to take a prophylaxis during treatment to manage neratinib-related diarrhea, which we expect will consist of high dose loperamide and budesonide.  We have partnered with Caligor Opco LLC, which specializes in early access to medicines, to implement and oversee the managed access program for neratinib.

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

•	a Phase II clinical trial of neratinib in combination with the chemotherapy drug capecitabine in patients with HER2-positive metastatic breast cancer that has metastasized to the brain;
•	a Phase II clinical trial of neratinib in combination with the endocrine therapy fulvestrant in the treatment of patients with HER2-negative breast cancer that have a HER2 mutation;
•	a Phase II clinical trial of neratinib monotherapy in the treatment of solid tumors that have an activating EGFR exon 18, HER2 of HER4 mutation;
•	a Phase II clinical trial in the treatment of HER2-mutated non-small cell lung cancer; and
•	a Phase I/II trial of neratinib plus Kadcyla in patients with metastatic HER2-positive breast cancer.

We license the commercial rights to our current drug candidates from Pfizer, Inc., Pfizer or the Licensor, which had previously been responsible for the clinical trials regarding neratinib.  Going forward, we expect to augment our product pipeline by acquiring, through license or otherwise, additional drug candidates for research and development, and potential commercialization.  In evaluating potential drug candidates, we employ disciplined decision criteria that favor drug candidates that have undergone at least some clinical study. Our decision to acquire a drug candidate will also depend on our evaluation of the scientific merits of the underlying technology, the costs of the transaction and other economic terms of any proposed license, the amount of capital that we anticipate will be required to develop the drug candidate and the economic potential of the drug candidate if approved for commercialization.  We believe this strategy minimizes our clinical development risk and allows us to accelerate the development and potential commercialization of current and future drug candidates.

Strategy

Our primary objective is to build neratinib into a significant oncology franchise as a single agent, and potentially in combination with other therapies. The following elements comprise the strategy to achieve this objective:

•

Seek regulatory approval and commence commercialization of neratinib in regions outside the United States. Before we can market neratinib outside the United States for any indication, including the FDA-approved indication associated with NERLYNX, we must obtain regulatory approval in those countries.  We recently entered into exclusive license agreements with STA, Medison, and CANbridge pursuant to which each will develop and commercialize NERLYNX in South East Asia, Israel, and greater China, respectively.  Pursuant to these agreements we receive upfront and milestone payments and will receive royalties on sales once commercialized.  In June 2016, we submitted an MAA to the EMA for neratinib for the extended adjuvant treatment of patients with early-stage HER2-overexpressed/amplified breast cancer who have received prior adjuvant trastuzumab-based therapy. The MAA submission was based upon the results of the ExteNET trial, which reached its primary endpoint whereby neratinib demonstrated a statistically significant reduction of risk of invasive disease recurrence or death versus placebo.  The CHMP recently recommended refusal of our MAA for neratinib for the extended adjuvant treatment of early stage HER2-positive breast cancer but allowed us to request a re-examination, which we intend to do.  We are continuing to also evaluate potential commercialization options for the extended adjuvant setting in additional countries outside the United States, including developing a direct sales force, contracting with third parties to provide sales and marketing capabilities, some combination of these two options or other strategic options.

•

Continue to advance the development of neratinib for the treatment of other HER2-positive or HER2 mutated breast cancer indications.  We are primarily focused on developing neratinib for the treatment of patients with HER2-positive breast cancer, HER2-negative breast cancer with a HER2 mutation or other solid tumors with an activating mutation in HER2, or patients with HER2-mutated non-small cell lung cancer.  In addition to our completed ExteNET trial, we have several ongoing clinical trials focused on the treatment of patients with HER2-positive breast cancer.  In June 2013, we commenced a Phase III clinical trial of neratinib in patients with HER2-positive metastatic breast cancer who have failed two or more prior treatments (third-line disease).  We also have several ongoing Phase I and Phase II clinical trials evaluating the use of neratinib in combination with various other drugs, including Kadcyla, Xeloda, Paclitaxel and Torisel, to treat patients with HER2-positive metastatic breast cancer and HER2-positive metastatic breast cancer that has metastasized to the brain.

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

•

Evaluate the commercialization strategies on a product-by-product basis in order to maximize the value of each. We are currently commercializing NERLYNX using a direct sales force in the United States and using out-licenses in certain countries outside of the United States.  As we move additional drug candidates through development toward regulatory approval, we plan to evaluate several options for each drug candidate’s commercialization strategy. These options include building our own internal sales force; entering into a joint marketing partnership with another pharmaceutical or biotechnology company, whereby we jointly sell and market the product; and out-licensing our product, whereby another pharmaceutical or biotechnology company sells and markets our product and pays us a royalty on sales. Our decision may be different for each product that reaches commercialization and will be based on a number of factors including capital necessary to execute on each option, size of the market to be addressed and terms of potential offers from other pharmaceutical and biotechnology companies.

Breast Cancer Overview

Breast cancer is the leading cause of cancer death among women worldwide, with approximately 1 million new cases reported each year and more than 400,000 deaths per year. Approximately 20% to 25% of breast cancer tumors show over-expression of the HER2 protein. Women with breast cancer that over-expresses HER2 are at greater risk for disease progression and death than women whose tumors do not over-express HER2. Therapeutic strategies have been developed to block HER2 in order to improve the treatment of this type of breast cancer.

Trastuzumab, pertuzumab, lapatinib and T-DM1 are all drugs that bind to the HER2 protein and thereby cause the cells to cease reproducing. Today, these drugs are used as single agents, in combination with other drugs and in combination with chemotherapy to treat patients with HER2-positive breast cancer at various stages.

Currently, the only treatment approved by the FDA for the treatment of neoadjuvant (newly diagnosed) HER2-positive breast cancer is the combination of pertuzumab plus trastuzumab and taxane chemotherapy.  The FDA-approved therapy for the adjuvant treatment of HER2-positive early stage breast cancer is the combination of trastuzumab and chemotherapy.   In addition, the combination of pertuzumab plus trastuzumab and chemotherapy was recently approved as adjuvant treatment of patients with HER2-positive early breast cancer at high risk of recurrence based on the results of the APHINITY trial.  We are also aware of the KAITLIN trial, which is comparing trastuzumab plus pertuzumab plus taxane following anthracyclines versus T-DM1 plus pertuzumab following anthracyclines as an adjuvant therapy.

Trastuzumab and pertuzumab given in combination with taxane chemotherapy is the current first-line standard of care for HER2-positive metastatic breast cancer.  Lapatinib (Tykerb), given in combination with the chemotherapy drug capecitabine, is also FDA-approved for the treatment of patients who have failed prior treatments. In a Phase II clinical trial, lapatinib demonstrated a median progression free survival of 8 to 9 weeks and a response rate of 5 – 7%.  In a Phase III clinical trial, patients with HER2-positive metastatic breast cancer who received the combination of lapatinib plus capecitabine demonstrated a median progression free survival of 27.1 weeks and a response rate of 23.7%.  In the Phase III EMILIA trial, the combination of lapatinib plus capecitabine demonstrated a median progression free survival of 25.6 weeks and a response rate of 30.8%.  T-DM1 is approved by the FDA for the treatment of patients with HER2-positive metastatic breast cancer who previously received first line trastuzumab-based therapy.  Unfortunately, the disease eventually progresses for most patients with HER2-positive breast cancer while on these treatments. For these reasons, there is a need for alternatives to block HER2 signaling in patients who fail treatment with prior HER2 directed treatments. Neratinib is an orally active small molecule that inhibits HER2 at a different site and uses a different mechanism than trastuzumab. As a result, we believe that neratinib may have utility in patients with HER2-positive metastatic breast cancer who have failed treatment with trastuzumab.

We believe that there are approximately 36,000 patients in the United States and 34,000 patients in the European Union, or the EU, with newly diagnosed HER2-positive breast cancer.  Based on our internal estimates, we believe that the worldwide Herceptin adjuvant revenue was approximately $4.5 to $5.0 billion in 2015. We also believe that there are between 5,000 and 6,000 patients in the United States with third-line or later HER2-positive metastatic breast cancer. The number of patients with third line or later HER2 positive metastatic breast cancer may decrease in future years as the introduction of new neoadjuvant, adjuvant and extended adjuvant treatments may reduce the number of patients with recurrence of HER2 positive breast cancer and therefore reduce the number of patients with HER2 positive metastatic breast cancer.  In 2013, worldwide sales of Tykerb for this indication were approximately $325 million.

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

PB272 (neratinib oral)—Early Stage Breast Cancer

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

The safety results of the study showed that the most frequently observed adverse event for the neratinib-treated patients was diarrhea, with approximately 39.9% of the neratinib-treated patients experiencing grade 3 or higher diarrhea (1 patient, 0.1%, had grade 4 diarrhea). Patients who received neratinib in this trial did not receive any prophylaxis with antidiarrheal agents to prevent the neratinib-related diarrhea. Puma’s previously reported clinical data from several trials have demonstrated that the use of high dose prophylactic loperamide may greatly reduce the rate of grade 3 diarrhea with neratinib, with grade 3 diarrhea rates ranging from 0-17% in studies in which high dose loperamide prophylaxis was used.  We are currently conducting an international, open-label, Phase II study investigating the use of antidiarrheal prophylaxis with loperamide alone or with other agents in the prevention and reduction of neratinib-associated diarrhea and, more specifically, grade 3 diarrhea.  The interim results of this trial (data cut-off of November 2016) showed that the incidence of grade 3 diarrhea for the total 135 patients who received the loperamide prophylaxis was 28.1% and that the incidence of grade 3 diarrhea was 15.0% for the 40 patients who received the combination of loperamide plus budesonide.   In all of its current ongoing studies Puma is instituting the use of antidiarrheal prophylaxis for the first cycle of treatment in order to continue to reduce the neratinib-related diarrhea.  See “–Safety Database” for additional information.

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

Five-Year ExteNET Data.  In September 2017, we presented updated data from the ExteNET trial at the European Society of Medical Oncology (ESMO) 2017 Congress in Madrid, Spain.  The data represented a predefined 5-year invasive disease free survival (iDFS) analysis as a follow-up to the primary 2-year iDFS analysis of the Phase III ExteNet trial. The results of the trial demonstrated that after a median follow up of 5.2 years, treatment with neratinib resulted in a 27% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.73, p = 0.008). The 5-year iDFS rate for the neratinib arm was 90.2% and the 5-year iDFS rate for the placebo arm was 87.7%.  The secondary endpoint of the trial was invasive disease free survival including ductal carcinoma in situ (iDFS-DCIS). The results of the trial demonstrated that treatment with neratinib resulted in a 29% reduction of risk of disease recurrence, including DCIS or death versus placebo (hazard ratio = 0.71, p = 0.004). The 5-year iDFS-DCIS rate for the neratinib arm was 89.7% and the 5-year iDFS-DCIS rate for the placebo arm was 86.8%.

For the pre-defined subgroup of patients with hormone receptor positive disease, the results of the trial demonstrated that treatment with neratinib resulted in a 40% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.60, p = 0.002). The 5-year iDFS rate for the neratinib arm was 91.2% and the 5-year iDFS rate for the placebo arm was 86.8%. For the pre-defined subgroup of patients with hormone receptor negative disease, the results of the trial demonstrated that treatment with neratinib resulted in a hazard ratio of 0.95 (p = 0.762).

The safety results were unchanged from the primary 2-year iDFS analysis of the study that showed the most frequently observed adverse event for the neratinib-treated patients was diarrhea, with approximately 39.9% of the neratinib-treated patients experiencing grade 3 or higher diarrhea (1 patient (0.1%) had grade 4 diarrhea). Patients who received neratinib in this trial did not receive any prophylaxis with antidiarrheal agents to prevent the neratinib-related diarrhea.

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

I-SPY 2 TRIAL. In 2010, the Foundation for the National Institutes of Health initiated the I-SPY 2 TRIAL (Investigation of Serial Studies to Predict Your Therapeutic Response with Imaging And moLecular Analysis 2). The I-SPY 2 TRIAL is a randomized Phase II clinical trial for women with newly diagnosed Stage 2 or higher (tumor size at least 2.5 cm) breast cancer that addresses whether adding investigational drugs to standard chemotherapy in the neoadjuvant setting is better than standard chemotherapy. The primary endpoint was pCR in the breast and the lymph nodes at the time of surgery. The goal of the trial was to match investigational regimens with patient subsets on the basis of molecular characteristics, referred to as biomarker signatures, that benefit from the regimen.

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

Patients in the I-SPY 2 TRIAL were screened using the MammaPrint 70-gene signature test to determine if they had a heightened risk of breast cancer recurrence. The median MammaPrint score from the patients in the previous I-SPY 1 TRIAL who fit the eligibility criteria for I-SPY 2 was used as a predefined stratification factor for the I-SPY 2 TRIAL. Patients in I-SPY 2 were stratified as either MammaPrint High (below the median from I-SPY 1) or MammaPrint Ultra High (above the median from I-SPY 1). For the 41 neratinib treated patients in the trial who were MammaPrint Ultra High (80.5% of whom were HER2 negative), treatment with the neratinib-containing regimen resulted in an estimated pCR rate of 47.5% compared to the control arm, which demonstrated an estimated pCR rate of 29.4%. The Bayesian probability of superiority for the neratinib-containing regimen is 93.3%, which is analogous to a p-value of 0.067. In addition, the Bayesian predictive probability of showing statistical superiority in a 300-patient Phase III randomized trial of paclitaxel plus neratinib versus paclitaxel alone for HER2-negative patients, or in combination with trastuzumab for the HER2-positive patients, is 71.8%.

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

In December 2016, a biomarker analysis of the FB-7 trial was presented at the 2016 CTRC-AACR San Antonio Breast Cancer Symposium .  Pre-treatment core biopsy samples (n=59) and post treatment surgical samples (n=17) were obtained from a subset of patients treated in the FB-7 trial. pCR data were available for 51 patients from the biomarker cohort. After excluding low tumor content non-evaluable samples, correlative biomarker analysis was performed in 42 patients.

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

PB272 (neratinib, oral)—Metastatic Breast Cancer

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

In February 2013, we reached agreement with the FDA under an SPA for our planned Phase III clinical trial of neratinib in patients with HER2-positive metastatic breast cancer who have failed two or more prior treatments (third-line disease). The SPA is a written agreement between us, as the trial’s sponsor, and the FDA regarding the design, endpoints, and planned statistical analysis of the Phase III trial with respect to the effectiveness of PB272 for the indication to be studied to support an NDA. The EMA has also provided follow-on SA, consistent with that of the FDA regarding our Phase III trial design and endpoints to be used and ability of such design to support the submission of an MAA in the EU.

Pursuant to the SPA and SA, the Phase III trial is designed as a randomized study of neratinib plus capecitabine versus lapatinib plus capecitabine in patients with third-line HER2-positive metastatic breast cancer. The trial is expected to enroll approximately 600 patients who will be randomized (1:1) to receive either PB272 plus capecitabine or lapatinib plus capecitabine. The trial will be conducted at approximately 250 sites in North America, Europe and Asia-Pacific. The agreed upon co-primary endpoints of the trial are PFS and overall survival. Our plan is to use the PFS data from the trial as the basis for submission of an NDA, and its foreign equivalents for Accelerated/Conditional Approval for PB272 from the regulatory agencies. We commenced patient enrollment in this Phase III trial in the second quarter of 2013.   We expect to report the top line data from this trial in 2018.

In 2010, Pfizer also initiated a Phase I/II trial of neratinib in combination with the anti-cancer drug temsirolimus, or Torisel, in patients with HER2-positive metastatic breast cancer who have failed multiple prior treatments. The trial was conducted as a Phase I/II trial of PB272 given in combination with the anticancer drug temsirolimus in patients with HER2-positive metastatic breast cancer. The Phase I portion of the trial, which was reported previously, determined that the maximum tolerated dose was 240 mg of neratinib daily with 8 mg of temsirolimus weekly and the dose limiting toxicity was diarrhea. The interim Phase II data was presented at the 2014 CTRC-AACR San Antonio Breast Cancer Symposium.  The Phase II portion of the study was conducted in two cohorts. The first cohort, referred to as the Maximum Tolerated Dose (MTD) cohort, received 240 mg of neratinib daily with 8 mg of temsirolimus weekly. This cohort of patients received low dose loperamide (4 mg per day) prophylactically in order to reduce the neratinib-related diarrhea. The second cohort of patients, referred to as the Dose Escalation cohort (DE cohort), received 240 mg of neratinib daily and initially received 8 mg of temsirolimus weekly. This cohort of patients received high dose loperamide (16 mg per day initially) prophylactically in order to reduce the neratinib-related diarrhea. If patients in the DE cohort had no tolerability issues with the combination of neratinib and temsirolimus given at 8 mg per week during the first cycle of treatment, patients in this DE cohort were allowed to dose escalate the temsirolimus to 15 mg per week for the remainder of the study. Patients in both cohorts in the study received a median of 3 prior regimens in the metastatic setting (range 1-8 prior regimens) before entering the trial. The 37 patients in the MTD cohort were enrolled at 3 centers in the United States and the 45 patients in the DE cohort were enrolled at 8 centers in the United States, Europe and Asia.  The interim safety results of the study showed that the most frequently observed adverse event for the patients who received the combination of neratinib plus temsirolimus was diarrhea. For the 37 patients in the MTD cohort, who received low dose loperamide prophylactically, 12 patients (32%) experienced grade 3 diarrhea. For the 41 patients in the DE cohort, who received high dose loperamide prophylactically and were allowed to dose escalate the temsirolimus dose, 7 patients (17%) reported grade 3 diarrhea. 4 (57%) of the 7 patients in the DE cohort who experienced grade 3 diarrhea were not compliant with the high dose loperamide prophylaxis. There were 4 patients in the DE cohort who did not yet have safety data reported and are therefore not included in the safety population. For the patients in the DE cohort, thus far 47% of the patients have been able to dose escalate  temsirolimus from 8 mg per week to 15 mg per week.  The interim efficacy results from the trial showed that for the 37 patients in the MTD cohort, 11 patients (30%) experienced a partial response (PR). The median duration of response for this cohort of patients was 3.0 months and the median progression-free survival was 4.8 months.  For the 37 evaluable patients in the DE cohort, the efficacy results from the trial demonstrated that 11 patients (30%) experienced a PR.

Metastatic Breast Cancer with Brain Metastases

Approximately one-third of the patients with HER2-positive metastatic breast cancer develop metastases that spread to their brain. The current antibody-based treatments, including trastuzumab, pertuzumab and T-DM1, do not enter the brain and therefore are not believed to be effective in treating these patients. In a Phase II trial with lapatinib given as a single agent, lapatinib demonstrated a 6% objective response rate in the patients with HER2-positive metastatic breast cancer whose disease spread to their brain. In January 2012, a Phase II trial of neratinib as a single agent and in combination with the anticancer drug capecitabine in patients with HER2-positive metastatic breast cancer that has spread to their brain was initiated in conjunction with the Dana Farber Translational Breast Cancer Research Consortium. In June 2014, at the ASCO 2014 Annual Meeting, results from the first cohort (n=40) who were administered neratinib monotherapy was presented. The efficacy results from the first cohort of the trial showed that for the 40 evaluable patients, 3 (7.5%) patients experienced a PR, 4 (10%) patients experienced prolonged stable disease (SD) for greater than or equal to 6 months and 12 (30%) patients experienced SD for less than 6 months. The median progression-free survival of the 40 evaluable patients was seen to be 1.9 months and the median overall survival was seen to be 8.7 months.

In June 2017, we presented additional data from this trial at the ASCO 2017 Annual Meeting.  The multicenter Phase II clinical trial enrolled patients with HER2-positive metastatic breast cancer who have brain metasteses.  The trial enrolled three cohorts of patients. Patients in the second cohort (n=5) represent patients who had brain metastases which were amenable to surgery and who were administered neratinib monotherapy prior to and after surgical resection. The third cohort (target enrollment=60) enrolled two sub-groups of patients (prior lapatinib-treated and no prior lapatinib) with progressive brain metastases who were administered neratinib in combination with the chemotherapy drug capecitabine. The oral presentation reflected only the patients in the third cohort of patients without prior lapatinib exposure (cohort 3A, n=37), who all had progressive brain metastases at the time of enrollment and who received the combination of capecitabine plus neratinib. Results from the second cohort and cohort 3B (prior lapatinib-treated) will be presented at a forthcoming medical meeting.

In cohort 3A, 30% of the patients had received prior craniotomy, 65% of the patients had received prior whole brain radiotherapy (WBRT), and 35% had received prior stereotactic radiosurgery (SRS) to the brain. No patients had received prior treatment with lapatinib.

The primary endpoint of the trial was central nervous system (CNS) Objective Response Rate according to a composite criteria that included volumetric brain MRI measurements, steroid use, neurological signs and symptoms, and RECIST evaluation for non-CNS sites. The secondary endpoint of the trial was CNS response by Response Assessment in Neuro-Oncology-Brain Metastases (RANO-BM) Criteria. The efficacy results from the trial showed that 49% of patients experienced a CNS Objective Response by the composite criteria. The results also showed that the CNS response rate using the RANO-BM criteria was 24%. The median time to CNS progression was 5.5 months and the median overall survival was 13.5 months, though 49% of patients remain alive and survival data are immature.

The results for cohort 3A showed that the most frequently observed severe adverse event for the 37 patients evaluable for safety was diarrhea. Patients received antidiarrheal prophylaxis consisting of high dose loperamide, given together with the combination of capecitabine plus neratinib for the first cycle of treatment in order to try to reduce the neratinib-related diarrhea. Among the 37 patients evaluable for safety, 32% of the patients had grade 3 diarrhea and 41% had grade 2 diarrhea.

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

In February 2015, Puma initiated a Phase II open-label trial of neratinib monotherapy for one year in 120 patients with early HER2-positive breast cancer who have completed one year of adjuvant trastuzumab, or the CONTROL trial.  The CONTROL trial is an international, open-label, Phase II study investigating the use of loperamide prophylaxis with or without other agents in the reduction of neratinib-associated diarrhea that has a primary endpoint of the incidence of grade 3 diarrhea.  In the CONTROL trial, patients with HER2-positive early stage breast cancer who had completed trastuzumab-based adjuvant therapy received neratinib daily for a period of one year. The trial initially tested high dose loperamide prophylaxis given for the first 2 cycles (56 days) of treatment (12 mg on days 1-14, 8 mg on days 15-56 and as needed thereafter).  In the original protocol, 4 mg loperamide is self-administered with the first dose of neratinib, followed by 2 mg loperamide every 4 hours for the first 3 days, reducing to 2 mg loperamide every 6 to 8 hours through the first 2 cycles of therapy.  With Amendment 1 of the protocol, the loperamide dosing schedule was modified to simplify the regimen.  Following Amendment 1 of the protocol, 4 mg loperamide is self-administered with the first dose of neratinib, followed by 4 mg loperamide three times a day for 2 weeks, followed by 4 mg loperamide twice daily through the first 2 cycles of therapy.  After two cycles, patients do not take loperamide prophylactically but take it as needed throughout the remainder of the treatment duration if diarrhea occurs.

In December 2017, interim results from the CONTROL trial were presented at the 2017 CTRC-AACR San Antonio Breast Cancer Symposium.  The CONTROL trial was then expanded to include two additional cohorts. One cohort received the combination of loperamide and budesonide and the other cohort received the combination of loperamide plus colestipol. Budesonide is a locally acting corticosteroid that the Company believes targets the inflammation identified in a preclinical model of neratinib-induced diarrhea and colestipol is a bile acid sequestrant that the Company believes targets potential bile acid malabsorption that could result from such inflammation.

The interim analysis of the trial presented in the poster included a total of 137 patients who received neratinib plus loperamide prophylaxis, 64 patients who received neratinib plus loperamide prophylaxis for 2 cycles and budesonide for 1 cycle, and 120 patients who received neratinib plus loperamide prophylaxis for 1 cycle and colestipol for 1 cycle.  The results of the trial showed that the incidence of grade 3 diarrhea for the 137 patients who received the loperamide prophylaxis was 30.7%. For the 137 patients who received the loperamide prophylaxis, the median number of grade 3 diarrhea episodes per patient was 1 and the median cumulative duration of grade 3 diarrhea was 3 days. For the 137 patients who received loperamide prophylaxis, 20.4% discontinued neratinib due to diarrhea.  For the 64 patients who received the combination of loperamide plus budesonide, the results of the trial showed that the incidence of grade 3 diarrhea was 26.6%. The median number of grade 3 diarrhea episodes per patient was 1 and the median cumulative duration of grade 3 diarrhea was 2 days. For the 64 patients who received loperamide plus budesonide prophylaxis, 10.9% discontinued neratinib due to diarrhea.

For the 120 patients who received the combination of loperamide plus colestipol, the results of the trial showed that the incidence of grade 3 diarrhea was 10.8%. The median number of grade 3 diarrhea episodes per patient was 1 and the median cumulative duration of grade 3 diarrhea was 3 days. For the 120 patients who received loperamide plus colestipol prophylaxis, 1.7% discontinued neratinib due to diarrhea. Further information is provided in Table 1 below:

Table 1:  Characteristics of Treatment-Emergent Diarrhea

	Study	CONTROL			ExteNET
			Loperamide +	Loperamide +	Loperamide
		Loperamide	budesonide	colestipol	prn
		(n=137)	(n=64)	(n=120)	(n=1408)
	Diarrhea, %
	Any grade	79.6	86.0	66.7	95.4
	Grade 1	24.8	25.0	30.0	22.9
	Grade 2	24.1	34.4	25.8	32.5
	Grade 3[a]	30.7	26.6	10.8	39.8
	Grade 4	0	0	0	0.1
	Median cumulative duration, days
	Any grade	14.0	24.0	16.0	59.0
	Grade ≥2	5.0	6.0	3.5	10.0
	Grade ≥3[a]	3.0	2.0	3.0	5.0
	Median diarrhea episodes/patient
	Any grade	2.0	9.0	2.5	8.0
	Grade ≥2	2.0	3.0	1.0	3.0
	Grade ≥3[a]	1.0	1.0	1.0	2.0
	Action taken, %
	Dose hold	15.3	18.8	9.2	33.9
	Dose reduction	7.3	3.1	4.2	26.4
	Discontinuation	20.4	10.9	1.7	16.8
	Hospitalization	1.5	0	0	1.4
	Duration of neratinib treatment, months
	Median	11.5	11.9	3.7	11.6

[a]	No grade 4 events in the CONTROL study; one grade 4 event in the ExteNET study.

PB272 (neratinib, oral)—Other Potential Applications

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

In September 2014, we reported initial data from the ongoing, open label Phase II clinical trial of PB272 (neratinib) for the treatment of patients with NSCLC with HER2 mutations as a late-breaking oral presentation at the ESMO 2014 Congress. In the trial, patients with confirmed Stage IIIB or Stage IV NSCLC with documented somatic HER2 mutations were randomized to receive either oral neratinib monotherapy at a dose of 240 mg per day or the combination of oral neratinib (at a dose of 240 mg daily) with intravenous temsirolimus administered at a dose of 8 mg per week. In order to attempt to reduce the neratinib-related diarrhea, high-dose loperamide prophylaxis (Imodium) was given to all patients in both arms of the study beginning on day 1 of neratinib dosing. The data presented in the oral presentation involved a total of 27 patients who completed the first stage of the trial; 13 of these patients received neratinib monotherapy and 14 of these patients received the combination of neratinib plus temsirolimus.  The results of the study showed that the combination of PB272 and temsirolimus had acceptable tolerability. Historically the most frequently seen adverse event associated with neratinib has been diarrhea. In the previous Phase I trial of neratinib plus temsirolimus (published in the Journal of Clinical Oncology in 2014) the diarrhea with neratinib was seen to be dose dependent and its incidence increased with increasing neratinib dosage. In that Phase I trial, grade 3 or higher diarrhea was seen in approximately 30% of the patients treated with doses of neratinib that were 200 mg or higher. In the Phase II study, all patients received high-dose loperamide in order to attempt to prevent or reduce the neratinib-related diarrhea. For the 13 patients enrolled in the neratinib monotherapy arm, 1 patient (8%) experienced grade 3 diarrhea, and for the 14 patients enrolled in the combination of neratinib plus temsirolimus arm, 2 patients (14%) experienced grade 3 diarrhea. There were no grade 4 diarrhea events seen in the trial. For the 3 patients in the study (1 in the monotherapy arm, 2 in the combination arm) who experienced grade 3 diarrhea, 2 of the 3 patients were not compliant with the loperamide prophylaxis regimen and were not taking loperamide at the onset of grade 3 diarrhea.

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

HER2 Mutation-Positive Solid Tumors

Based on the results from the Cancer Genome Atlas Study, we estimate that between 2% and 11% of each solid tumor has a mutation in HER2. In the United States, this includes new diagnoses of an estimated 7,000 – 7,500 patients with bladder cancer; 4,000 – 4,500 patients with colorectal cancer; 1,500 – 2,000 patients with glioblastoma; 1,000 patients with melanoma; 4,000 – 5,000 patients with prostate cancer; 1,000 patients with stomach cancer; and 1,000 – 2,000 patients with uterine cancer.

Basket Trial for HER2 Mutation-Positive Solid Tumors. In October 2013, we announced that we had initiated a Phase II clinical trial of neratinib as a single agent in patients with solid tumors that have an activating HER2 mutation (SUMMIT basket trial). The Phase II SUMMIT basket trial is an open-label, multicenter, multinational study to evaluate the safety and efficacy of PB272 administered daily to patients who have solid tumors with activating HER2 or HER3 mutations. The study initially included six cohorts (baskets) of patients, each of which will include one of the following cancers: (i) bladder/urinary tract cancer; (ii) colorectal cancer; (iii) endometrial cancer; (iv) gastric/esophageal cancer; (v) ovarian cancer; and (vi) all other solid tumors (including prostate, melanoma and pancreatic cancer). Each basket will initially consist of seven patients. If a certain predetermined objective response rate is seen in the initial cohort of seven patients, the basket will be expanded to include a larger number of patients.

In May 2014, we announced that we expanded the first cohort from the SUMMIT basket trial. The cohort that has been expanded includes patients with metastatic breast cancer that is not HER2 amplified or overexpressed (HER2 negative) and has a HER2 mutation. In April 2015, we announced that we expanded the cohort from the Phase II clinical trial of PB272 in patients with metastatic NSCLC that is not HER2 amplified or overexpressed (HER2 negative) and has a HER2 mutation. In December 2015, we announced that we expanded the cohort that includes patients with metastatic biliary duct (bile duct) cancer that is not HER2 amplified or overexpressed (HER2 negative) and has a HER2 mutation. In January 2017, we announced that we expanded the fourth cohort that includes patients with metastatic cervical cancer and whose tumors have a HER2 mutation.  The cervical cancer patients initially entered the study in the “other solid tumors with a HER2 mutation” cohort and, due to the preliminary activity seen in the trial, we expanded a separate cervical cancer cohort pursuant to the protocol for the trial. The expanded HER2-mutant cervical cancer cohort will now enroll a total of 18 patients.

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

As stated above, in May 2014 we expanded the first cohort from the SUMMIT basket trial. Interim results from this ongoing Phase II trial were presented at the 2017 American Association for Cancer Research Annual Meeting (AACR) during the plenary session of the meeting.  All patients received loperamide (16 mg per day initially) prophylactically for the first cycle of treatment in order to reduce the neratinib-related diarrhea. Included in the presentation were data on 141 patients enrolled in the neratinib monotherapy arm of the trial, including 124 patients with HER2 mutations and 17 patients with HER3 mutations. This included patients with 21 unique tumor types, with the most common being breast, lung, bladder and colorectal cancer. There were also 30 distinct HER2 and 12 distinct HER3 mutations observed among these patients, with the most frequent HER2 variants involving S310, L755, A755_G776insYVMA and V777.

In the HER2-mutant cohort, clinical responses were observed in tumors with S310, L755, V777, P780_Y781insGSP and A775_G776insYVMA mutations. When stratified by tumor type, responses were observed in patients with breast, cervical, biliary, salivary and non-small-cell lung cancers, which led to cohort expansions in these tumor types. No activity was observed in the HER3-mutant cohort. A more detailed presentation of the data is presented in Table 1 below

Table 1: SUMMIT Trial Efficacy Summary
	HER2mut Breast (n=25)	HER2mut Bladder (n=16)	HER2mut Lung (n=26)	HER2mut Colorectal (n=12)	HER2mut Biliary tract (n=9)	HER2mut Cervical (n=5)	HER3mut NOS (n=17)
ORR at week 8, n (%) (95% CI)	8 (32.0) (14.9—53.5)	0 (0.0) (0.0—20.6)	1 (3.8) (0.1—19.6)	0 (0.0) (0.0—26.5)	2 (22.2) (2.8—60.0)	1 (20.0) (0.5—71.6)	0 (0.0) (0.0—20.6)
Clinical benefit rate, n (%) (95% CI)	10 (40.0) (21.1—61.3)	3 (18.8) (4.0—45.6)	11 (42.3) (23.4—63.1)	1 (8.3) (0.2—38.5)	3 (33.3) (7.5—70.1)	3 (60.0) (14.7—94.7)	2 (11.8) (1.6—38.3)
Median PFS, months (95% CI)	3.5 (1.9—4.3)	1.8 (1.7—3.5)	5.5 (2.7—10.9)	1.8 (1.4—1.9)	2.8 (0.5—3.7)	20.1 (0.5—NA)	1.7 (1.4—2.0)

The neratinib safety profile observed in the SUMMIT study is consistent with that observed previously in metastatic patients with HER2 amplified tumors. With anti-diarrheal prophylaxis and management, diarrhea was not a treatment-limiting side effect in SUMMIT. The interim safety results of the study showed that the most frequently observed adverse event was diarrhea. For the 141 patients enrolled in the neratinib monotherapy arm with safety data available, 31 patients (22%) reported grade 3 diarrhea. The median duration of grade 3 diarrhea for those patients was 2 days. 4 patients (2.8%) permanently discontinued neratinib due to diarrhea and 21 patients (14.9%) temporarily discontinued neratinib due to diarrhea and then restarted after the diarrhea subsided.

PB272 (neratinib, intravenous)

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

We and our third-party consultants conduct pre-clinical testing in accordance with Good Laboratory Practices, or GLP, and clinical testing in accordance with Good Clinical Practice standards, or GCP, which are international ethical and scientific quality standards utilized for pre-clinical and clinical testing, respectively. GCP is the standard for the design, conduct, performance, monitoring, auditing, recording, analysis and reporting of clinical trials and the FDA requires compliance with GCP regulations in the conduct of clinical trials. Additionally, our pre-clinical and clinical testing completed in the EU is conducted in accordance with applicable EU standards, such as the EU Clinical Trials Directive (Directive 2001/20/EC of April 4, 2001), or the EU Clinical Trials Directive, and the national laws of the 28 member states of the EU, or Member States, implementing its provisions.

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

Competition

The development and commercialization of new products to treat cancer is highly competitive, and we face considerable competition from major pharmaceutical, biotechnology and specialty cancer companies. As a result, there are and will likely continue to be extensive research and substantial financial resources invested in the discovery and development of new cancer products. Our competitors include, but are not limited to, Genentech, Novartis, Roche, Boehringer Ingelheim, Takeda, Daiichi Sankyo and Seattle Genetics.  None of these companies are developing their drugs for the extended adjuvant treatment of early stage HER2-positive breast cancer that has been previously treated with a trastuzumab-containing regimen.  All of these competitors are developing their drugs for the treatment of metastatic HER2-positive breast cancer.  We are an early stage company with a limited history of operations, sales, marketing and commercial manufacturing. Many of our competitors have substantially more financial and technical resources than we do. In addition, many of our competitors have more experience than we have in pre-clinical and clinical development, manufacturing, regulatory and global commercialization. We are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of cancer.

We anticipate that we will face intense competition if we are able to commercialize additional product candidates. We expect that our products under development and in clinical trials will address major markets within the cancer sector. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. Accordingly, the speed with which we can develop products, complete pre-clinical testing, clinical trials and approval processes, and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price, reimbursement and patent position.

Sales and Marketing

During 2017, in connection with FDA approval of NERLYNX, we hired a U.S. specialty sales force of approximately 85 sales specialists who are focused on promoting NERLYNX to oncologists. This sales force is supported by an experienced sales leadership team comprised of regional sales managers, and our experienced commercial team comprised of experienced professionals in marketing, access and reimbursement, managed markets, marketing research, commercial operations, and sales force planning and management. In addition, our commercial infrastructure includes capabilities in manufacturing, medical affairs, quality control, and compliance.

We launched NERLYNX in the United States in July 2017, and our focus is to establish NERLYNX as the first choice for extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy.

In other markets outside of the United States in which NERLYNX may be approved, if any, we may choose to commercialize NERLYNX independently or by establishing one or more strategic alliances such as the ones we have established for commercializing NERLYNX in South East Asia, beginning with Australia, Singapore, Malaysia, Brunei and New Zealand, Israel and in greater China, including mainland China, Taiwan, Hong Kong and Macau.

Intellectual Property and License Agreements

We hold a worldwide exclusive license under our license agreement with Pfizer to four granted U.S. patents and nine pending U.S. patent applications, as well as foreign counterparts thereof, and other patent applications and patents claiming priority therefrom.

In the United States, we have a license to an issued patent, which currently will expire in 2025, for the composition of matter of neratinib, our lead compound. We have a license to an issued U.S. patent covering a family of compounds including neratinib, as well as equivalent patents in the EU and Japan, that currently expire in 2019. We also have a license to an issued U.S. patent for the use of neratinib in the treatment of breast cancer, which currently expires in 2025, and an issued patent for the use of neratinib in the extended adjuvant treatment of early stage HER2 positive breast cancer that has previously been treated with a trastuzumab containing regimen that expires in 2030. In jurisdictions which permit such, we will seek patent term extensions where possible for certain of our patents. We plan to pursue additional patents in and outside the United States covering additional therapeutic uses and polymorphs of neratinib from these existing applications. In addition, we will pursue patent protection for any new discoveries or inventions made in the course of our development of neratinib.

If we obtain marketing approval for neratinib or other drug candidates in the United States or in certain jurisdictions outside the United States, we may be eligible for regulatory protection, such as five years of new chemical entity exclusivity and, as mentioned below, up to five years of patent term extension potentially available in the United States under the Hatch-Waxman Amendments. In addition, eight to eleven years of data and marketing exclusivity potentially are available for new drugs in the European Union; up to five years of patent extension are potentially available in Europe (Supplemental Protection Certificate), and eight years of data exclusivity are potentially available in Japan. There can be no assurance that we will qualify for any such regulatory exclusivity, or that any such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies. See “Government Regulation” below.

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

In-License Agreement

In August 2011, Former Puma entered into an agreement pursuant to which Pfizer, or Licensor, agreed to grant to Former Puma a worldwide license for the development, manufacture and commercialization of neratinib (oral), neratinib (intravenous), PB357, and certain related compounds. Pursuant to the terms of the agreement, the license would not become effective until Former Puma closed a capital raising transaction in which it raised at least $25 million in aggregate net proceeds and had a net worth of at least $22.5 million. Upon the closing of the financing that preceded the Merger, this condition was satisfied.

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

As consideration for the license, we are required to make payments totaling $187.5 million upon the achievement of certain milestones if all such milestones are achieved. In connection with the FDA approval of NERLYNX in July 2017, we triggered a one-time milestone payment.

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

Our royalty obligation continues, on a product-by-product and country-by-country basis, until the later of (i) the last to expire valid claim of a licensed patent covering the applicable licensed product in such country, or (ii) the earlier of generic competition for such licensed product reaching a certain level of sales in such country or expiration of a certain time period after first commercial sale of such licensed product in such country. When sublicensing the rights granted to us under the license agreement with the Licensor to a third party, the same milestone and royalty payments are required. We can terminate the license agreement at will at any time after April 4, 2013, or for safety concerns, in each case upon specified advance notice. Each party may terminate the license agreement if the other party fails to cure any breach of a material obligation by such other party within a specified time period. The Licensor may terminate the license agreement in the event of our bankruptcy, receivership, insolvency or similar proceeding. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

Out-License Agreements

In November 2017 and January 2018, we entered into three exclusive license agreements with STA, Medison and CANbridge granting them the right to seek the regulatory approval and, if approved, commercialize NERLYNX in South East Asia, Israel and in greater China, respectively.  Under each of the agreements, we are entitled to upfront and milestone payments throughout the term of the applicable agreement, as well as significant double-digit royalties calculated as a percentage of net sales of the licensed products in the respective territory.  The description below provides a summary of our agreements with Specialised Therapeutics and CANbridge.

Specialised Therapeutics Agreement

On November 20, 2017, we entered into a license agreement, or the Specialised Therapeutics Agreement, with STA.  Pursuant to the Specialised Therapeutics Agreement, we granted to STA, under certain of our intellectual property rights relating to neratinib, an exclusive (including with respect to us and our affiliates), sublicensable license to commercialize any pharmaceutical product containing neratinib in finished form, or, for purposes of this description, the Licensed Product, for the extended adjuvant treatment of adult patients with early stage HER2-positive breast cancer and HER2-positive metastatic breast cancer in Australia, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, New Zealand, Papua New Guinea, Philippines, Singapore, Thailand, Timor-Leste and Vietnam, or the STA Territory.

The Specialised Therapeutics Agreement sets forth the parties’ respective obligations with respect to the development, commercialization and supply of the Licensed Product. Within the STA Territory, STA will be generally responsible for regulatory and commercialization activities, and we will be solely responsible for the manufacturing and supply of the Licensed Product under a supply agreement that will be entered into between the parties.

Pursuant to the Specialised Therapeutics Agreement, we are entitled to upfront and other milestone payments of up to $4.5 million, payable upon achievement of the milestone events specified in the Specialised Therapeutics Agreement. Furthermore, we are entitled to receive significant double digit royalties calculated as a percentage of net sales of Licensed Products in the STA Territory.

The term of the Specialised Therapeutics Agreement continues, on a country-by-country basis, until the later of (i) the expiration or abandonment of the last patent covering the Licensed Product or (ii) the earlier of (a) the date upon which sales of generic versions of Licensed Product reach a specified level in such country, or (b) the tenth anniversary of the first commercial sale of the Licensed Product in such country. The Specialised Therapeutics Agreement may be terminated by either party if the other party commits a material breach, subject to a customary cure period, or if the other party is insolvent. The Specialised Therapeutics Agreement will also terminate upon the termination of the supply agreement for Licensed Products between the parties.

CANbridge Agreement

On January 30, 2018, we entered into an exclusive license agreement, or the CANbridge Agreement, with CANbridge. Pursuant to the CANbridge Agreement, we granted to CANbridge, under certain of our intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license to develop and commercialize any pharmaceutical product containing neratinib, or, for purposes of this description, the Licensed Product, for the treatment of human disease, or for purposes of this description, the Field, in the People’s Republic of China, or the CANbridge Territory, including mainland China, Hong Kong, Macao, and Taiwan, or, each, a CANbridge Region.

The CANbridge Agreement sets forth the parties’ respective obligations with respect to the development, commercialization and supply of the Licensed Product. CANbridge will, at its expense, develop the Licensed Product for the purpose of obtaining regulatory approval in the Field and in the CANbridge Territory, subject to our approval of certain aspects of clinical studies conducted by CANbridge. Within the CANbridge Territory, CANbridge will be solely responsible, at its expense, for regulatory and commercialization activities. We will be solely responsible, subject to certain exceptions, for the manufacturing and supply of the Licensed Product under a supply agreement that will be entered into between the parties.

Pursuant to the CANbridge Agreement, we will receive an upfront payment of $30 million and potentially receive regulatory milestone payments totaling up to $40 million and sales-based milestone payments totaling up to $185 million. In addition, we are entitled to receive significant double-digit royalties calculated as a percentage of net sales of the Licensed Products in the CANbridge Territory.

The term of the CANbridge Agreement continues, on a CANbridge Region-by-CANbridge Region basis, until (i) the later of the expiration or abandonment of the last licensed patent covering the Licensed Product in such CANbridge Region or (ii) the earlier of (x) the date upon which sales of generic versions of the Licensed Product reach a specified level in such CANbridge Region, or (y) the tenth anniversary of the first commercial sale of the Licensed Product in such CANbridge Region. The CANbridge Agreement may be terminated by either party if the other party commits a material breach, subject to a customary cure period, or if the other party is insolvent; provided that if CANbridge materially breaches its development or commercialization obligations in a particular CANbridge Region, we may terminate the CANbridge Agreement solely with respect to such CANbridge Region. CANbridge may terminate the agreement at its convenience.

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

Assuming successful completion of the required clinical testing, the results of pre-clinical studies and of clinical trials, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. An NDA must be accompanied by a significant user fee, which is waived for the first NDA submitted by a qualifying small business. In August 2017, the Food and Drug Administration Reauthorization Act, or FDARA, was signed into law. Among other things, FDARA reauthorizes the FDA’s authority to collect user fees from industry participants to fund reviews of marketing applications for new drugs.

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

Expedited Review and Approval. The FDA has various programs, including fast track designation, priority review, accelerated approval, and breakthrough therapy designation, which are intended to expedite or simplify the process for reviewing drugs and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening diseases or conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, fast track designation is designed to facilitate the development and expedite the review of drugs to treat serious or life-threatening diseases or conditions and which demonstrate the potential to address an unmet medical need. Priority review is designed to give drugs for serious conditions that offer significant improvement in safety or effectiveness an initial review within six months of the 60-day filing date, if the drug is a new molecular entity, as compared to a standard review time of 10 months. Although fast track designation and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a fast track designated drug and expedite review of the application for a drug designated for priority review. The FDA may also initiate review of sections of an NDA before the application is complete for drugs with fast track designation. This “rolling review” is available if the applicant provides and the FDA approves a schedule for submission of portions of the application. Drugs for serious conditions are also eligible for accelerated approval, which provides an earlier approval of drugs, including fast track products, upon a determination that the product has an effect on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome, or an effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials. Finally, breakthrough therapy designation, which was established by the Food and Drug Administration Safety and Innovation Act, or FDASIA, is for drugs intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies receive all the benefits of a fast track designation, as well as intensive guidance on efficient drug development and organizational commitment involving senior managers in the FDA. We may seek to utilize one or more of these expedited programs for our product candidates in the future, but even if we were to obtain fast track designation, priority review, accelerated approval and/or breakthrough therapy designation, there is no guarantee that it would result in a quicker review or approval of our products, if any.

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

If post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved NDA are required to (i) report certain adverse reactions to the FDA and maintain pharmacovigilance programs to proactively look for these adverse events; (ii) comply with certain requirements concerning advertising and promotional labeling for their products; and (iii) continue to have quality control and manufacturing procedures conform to cGMPs after approval. The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing facilities; this latter effort includes assessment of ongoing compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. We use third-party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including, among other things:

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

In the European Economic Area, or EEA, which is comprised of the Member States of the EU plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of MAs:

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

Coverage and Reimbursement

In the United States and internationally, sales NERLYNX and any other products that we market in the future, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability of adequate coverage and reimbursement from third-party payors, such as state and federal governments, managed care providers and private insurance plans. Private insurers, such as health maintenance organizations and managed care providers, have implemented cost-cutting and reimbursement initiatives and likely will continue to do so in the future. These include establishing formularies that govern the drugs and biologics that will be offered and the out-of-pocket obligations of member patients for such products. We may need to conduct pharmacoeconomic studies to demonstrate the cost-effectiveness of our products for formulary coverage and reimbursement. Even with such studies, our products may be considered less safe, less effective or less cost-effective than existing products, and third-party payors may not provide coverage and reimbursement for our product candidates, in whole or in part.

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

We expect that the current presidential administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. Most recently, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance.  There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Recently, there has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changes the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs.

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

Manufacturing

We do not currently have our own manufacturing facilities. We intend to continue to use our financial resources to accelerate commercialization of NERLYNX and development of our drug candidates rather than diverting resources to establish our own manufacturing facilities. We intend to meet our pre-clinical and clinical trial manufacturing requirements by establishing relationships with third-party manufacturers and other service providers to perform these services for us. While our drug candidates were being developed by Pfizer, both the drug substance and drug product were manufactured by third-party contractors. We are currently using the same third-party contractors to manufacture, supply, store and distribute our products in clinical trials and commercial quantities.  We believe that we have manufactured sufficient quantities of the drug to support at least the first year of launch in the extended adjuvant breast cancer indication and plan to continue to manufacture the drug in 2018 to further support the commercial launch of the drug.

Should any of our other drug candidates obtain marketing approval, we anticipate establishing relationships with third-party manufacturers and other service providers in connection with commercial production of our products. We have some flexibility in securing other manufacturers to produce our drug candidates; however, our alternatives may be limited due to proprietary technologies or methods used in the manufacture of some of our drug candidates.

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

Further, there are federal transparency requirements and an increasing number of state laws that require manufacturers to disclose and make reports to the government of pricing and marketing information as well as any “transfer of value” made or distributed to physicians, teaching hospitals and other healthcare providers. Many of these laws contain ambiguities as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, our future reporting actions could be subject to the penalty provisions of the applicable state and/or federal authorities.

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

Research and Development Expenses

Research and development activities, which include personnel costs, research supplies, clinical and pre-clinical study costs, are the primary source of our overall expenses. Such expenses related to the research and development of our product candidates totaled $207.8 million for the year ended December 31, 2017, $222.8 million for the year ended December 31, 2016 and $208.5 million for the year ended December 31, 2015.

Employees

As of December 31, 2017, we had 318 employees, all of whom are full-time employees. In 2017, we hired 125 full-time employees for sales, marketing and other commercial product launch activities related to NERLYNX. We believe our relations with our employees are good. Over the course of the next year, we anticipate hiring up to 6 full-time employees devoted to clinical activities, 8 full-time employees for medical affairs, 8 full-time employees for the regulatory and quality assurance function, 4 full-time employees for logistics and distribution, 10 full-time employees for sales, marketing and commercial related activities, and 2 full-time employees for general and administrative activities.

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

We have a limited operating history, and, until recently, we have focused our efforts and resources primarily on obtaining regulatory approval for NERLYNX (neratinib) and on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel.  On July 17, 2017, the FDA approved our first product, NERLYNX, for the extended adjuvant treatment of early stage, HER2-positive breast cancer in the United States, which became commercially available in the United States on July 31, 2017.  We have a history of operating losses with net losses of $292.0 million for the fiscal year ended December 31, 2017 and $276.0 million and $239.3 million for the fiscal years ended December 31, 2016 and 2015, respectively.  As of December 31, 2017, we had an accumulated deficit of approximately $1,088.5 million.

Although we received FDA approval and commenced commercialization of NERLYNX in the United States, we expect to incur substantial losses for the foreseeable future and may never become profitable.  Moreover, even if we succeed in developing and commercializing one or more of other drug candidates, we may never become profitable. The successful development and commercialization of any drug candidate will require us to perform a variety of functions, including:

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

We have invested a significant portion of our efforts and financial resources in the development and commercialization of our lead product, NERLYNX, which was approved by the FDA for the extended adjuvant treatment of early stage, HER2-positive breast cancer in the United States on July 17, 2017, and we expect NERLYNX to constitute the vast majority of our product revenue for the foreseeable future. Our success depends on our ability to effectively commercialize NERLYNX. Successful commercialization of NERLYNX is subject to many risks. We have never, as an organization, launched or commercialized a product, and there is no guarantee that we will be able to do so successfully with NERLYNX. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than we have. The commercial success of NERLYNX depends on the extent to which patients and physicians accept and adopt NERLYNX. For example, if the expected patient population is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take NERLYNX due to the related side effects, including diarrhea, the commercial potential of NERLYNX will be limited. Thus, significant uncertainty remains regarding the commercial potential of NERLYNX.  Moreover, our ability to effectively generate product revenue from NERLYNX will depend on our ability to, among other things:

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
•

ensure that our third-party manufacturers manufacture NERLYNX in sufficient quantities, in compliance with requirements of the FDA and similar foreign regulatory agencies, if NERLYNX is approved by such foreign regulatory agencies, and at acceptable quality and pricing levels in order to meet commercial demand;

•	ensure that our third-party manufacturers develop, validate and maintain commercially viable manufacturing processes that are compliant with current Good Manufacturing Practice, or cGMP, regulations;
•	implement and maintain agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;
•	ensure that our entire supply chain efficiently and consistently delivers NERLYNX to our customers;
•	receive adequate levels of coverage and reimbursement for NERLYNX from commercial health plans and governmental health programs;
•	provide co-pay assistance to help qualified patients with out-of-pocket costs associated with their NERLYNX prescription and/or other programs to ensure patient access to our products;
•	educate physicians and patients about the benefits, administration and use of NERLYNX;
•	obtain acceptance of NERLYNX as safe and effective by patients and the medical community;
•	influence the nature of publicity related to our product relative to the publicity related to our competitors’ products;
•	obtain regulatory approvals for additional indications for the use of NERLYNX; and
•

maintain and defend our patent protection and regulatory exclusivity for NERLYNX and to comply with our obligations under, and otherwise maintain, our intellectual property license with Pfizer and our license agreements with third parties.

Any disruption in our ability to generate product revenue from the sale of NERLYNX will have a material and adverse impact on our results of operations.

We have limited experience as a company in marketing or distributing pharmaceutical products. If we are unable to expand our marketing capabilities and effectively commercialize NERLYNX, our business, results of operations and financial condition may be materially adversely affected.

Our strategy is to build our sales, marketing and distribution capabilities to successfully commercialize NERLYNX in the United States. While we are continuing to establish our commercial team and hire our U.S. sales force, we have limited experience commercializing pharmaceutical products as an organization. In order to successfully market NERLYNX, we must continue to build our sales, marketing, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to appropriately commercialize NERLYNX and may not become profitable.

Included in our strategy in the United States is a direct sales force to commercialize NERLYNX.  These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully develop this capability.  NERLYNX is a newly-marketed drug and, therefore, none of the members of our sales force has ever promoted NERLYNX prior to its commercial launch. In addition, we must train our sales force to ensure that a consistent and appropriate message about NERLYNX is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of NERLYNX and its proper administration, our efforts to successfully commercialize NERLYNX could be harmed, which would negatively impact our ability to generate product revenue.

Additionally, we will need to maintain and further develop our sales force to achieve commercial success, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. In the event we are unable to continue to develop and effectively maintain our commercial team, including our U.S. sales force, our ability to successfully commercialize NERLYNX would be limited, and we would not be able to generate product revenue successfully.

There are risks involved both with establishing our own sales and marketing capabilities, and with entering into arrangements with third parties to perform these services. For example, any efforts to develop a direct sales and marketing organization are subject to numerous risks, including:

•	the expense and time required to recruit and train a sales force;
•	our inability to recruit, retain or motivate adequate numbers of effective and qualified sales and marketing personnel;
•	the inability to provide adequate training to sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or convince adequate numbers of physicians to prescribe any product;
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
•	the premature or unnecessary incurrence of significant commercialization expenses if the commercial launch of a product is delayed or does not occur for any reason.

Similarly, if we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability associated with any product revenue may be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our products or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.  Moreover, we may be negatively impacted by other factors outside of our control relating to such third parties, including, but not limited to, their inability to comply with regulatory requirements.  If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products.

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

Our operations have consumed substantial amounts of cash since inception.  We expect our costs and expenses to increase in the future as we commercialize NERLYNX, including the cost of a direct sales force and the cost of manufacturing. We will also continue to expend substantial amounts on research and development of our other product candidates, including conducting clinical trials.  Our future capital requirements will depend on many factors, including:

•	the costs and expenses of our U.S. sales and marketing infrastructure, and of manufacturing;
•	the degree of success we experience in commercializing NERLYNX;
•	the revenue generated by the sale of NERLYNX and any other products that may be approved;
•	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our other product candidates;
•	the emergence of competing products;
•	the extent to which NERLYNX is adopted by the physician community and patients;
•	the number and types of future products we develop and commercialize;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	the costs of operating as a public company and compliance with existing and future regulations; and
•	the extent and scope of our general and administrative expenses.

While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will continue to remain dependent on our ability to obtain sufficient funding to sustain operations and successfully commercialize NERLYNX. The Company entered into a loan agreement with Silicon Valley Bank, or SVB, and Oxford Finance LLC, or Oxford, for a term loan of up to $100 million, subject to funding in two tranches.  The Company received gross proceeds of $50 million from the first tranche of the credit facility upon closing on October 31, 2017 and intends to use the funds for general corporate purposes and to further support NERLYNX commercial initiatives.  The second tranche of $50 million may be drawn at the Company’s option subject to the achievement of certain revenue milestones.  The loan will mature on October 31, 2022.  While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future.  Additional financing may not be available on a timely basis on terms acceptable to us, or at all. We may raise funds in equity or debt financings to access funds for our capital needs. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing obtained by us in the future would cause us to incur debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may terminate or delay the development of one or more of our product candidates, delay clinical trials necessary to market our products, or delay establishment of sales and marketing capabilities or other activities necessary to commercialize our products. If this were to occur, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.  Furthermore, our ability to obtain funding may be adversely impacted by uncertain market conditions, unfavorable decisions of regulatory authorities or adverse clinical trial results.  The outcome of these matters cannot be predicted at this time.    Additionally, even though we have commenced the commercialization of NERLYNX, we will need to maintain and further develop our sales force to achieve commercial success, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. In the event we are unable to continue to develop and effectively maintain our commercial team, including our U.S. sales force, our ability to successfully commercialize NERLYNX would be limited, and we would not be able to generate product revenue successfully. There are risks involved both with establishing our own sales and marketing capabilities and with entering into arrangements with third parties to perform these services. For example, any efforts to develop a direct sales and marketing organization would be subject to numerous risks, including:

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

Our historical consolidated financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our audited consolidated financial statements for the year ended December 31, 2017 that included an explanatory paragraph referring to our significant operating losses and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.  The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.  Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

The terms of our credit facility place restrictions on our ability to operate our business and on our financial flexibility, and we may be unable to achieve the revenue necessary for us to incur additional borrowings under the credit facility or to satisfy the minimum revenue covenants.

The terms of our credit facility place restrictions on our ability to operate our business and our financial flexibility.  On October 31, 2017, we entered into a loan and security agreement, which we refer to as the credit facility, with SVB as administrative and collateral agent, and the lenders party thereto from time to time, including SVB and Oxford pursuant to which the lenders agreed to make term loans available to us in an aggregate amount of $100 million, consisting of (i) a Term Loan A in an aggregate amount of $50 million available on the effective date and (ii) a Term Loan B in an aggregate amount of $50 million available to be drawn at our option between March 31, 2018 and June 30, 2018 provided we have achieved a specified minimum revenue milestone and no event of default is occurring.  As of December 31, 2017, we had $50 million in principal outstanding under the credit facility.  We cannot assure you that we will achieve the revenue milestone that will trigger our ability to draw the Term Loan B, and accordingly, we may never be able to borrow the additional $50 million provided for in the credit facility.  The credit facility is secured by substantially all of our personal property, other than our intellectual property.

The credit facility includes affirmative and negative covenants applicable to us, our current subsidiary and any subsidiaries we create in the future.  The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts.  We must also achieve product revenue, measured as of the last day of each fiscal quarter on a trailing 3-month basis, that is (i) greater than or equal to 70% of the revenue target set forth in our board-approved projections for the 2017 fiscal year, (ii) greater than or equal to 50% of the revenue target set forth in our board-approved projections for the 2018 fiscal year, and (iii) greater than or equal to 50% of the revenue target set forth in our board-approved projections for the 2019 fiscal year.  New minimum revenue levels will be established for each subsequent fiscal year by mutual agreement of us, SVB as administrative agent, and the lenders.  The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions.  These covenants may make it difficult for us to operate our business.  In addition, we are in the early stages of commercializing NERLYNX and we cannot assure you that we will be able to achieve the minimum revenue requirements provided for in the credit facility. Our failure to satisfy the revenue, or any other, covenant could result in an event of default under the loan.

The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5% and would provide SVB, as collateral agent, with the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facilities, including our cash.  These events of default include, among other things, our failure to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $500,000 and one or more judgments against us in an amount greater than $500,000 individually or in the aggregate.

NERLYNX or our other drug candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any, as applicable.

Undesirable side effects caused by NERLYNX or our other drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. To date, subjects treated with NERLYNX have experienced drug-related side effects including diarrhea. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete clinical trials or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Even though the FDA has granted approval of NERLYNX for the extended adjuvant treatment of early stage, HER2-positive breast cancer, the terms of the approval may limit its commercial potential.

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

The FDA has approved NERLYNX only for the extended adjuvant treatment of early stage, HER2-positive breast cancer in adult patients following adjuvant trastuzumab-based therapy.  We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the development of NERLYNX in various additional indications. Accordingly, our business currently depends heavily on the successful development and regulatory approval of NERLYNX for additional indications. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market NERLYNX for other indications or any of our other drug candidates in the United States until we receive approval of an NDA from the FDA for such indications, or, in any foreign countries, until requisite approval from such countries.  In June 2016, we submitted an MAA with the EMA. In August 2017, the Committee for Medicinal Products for Human Use of the EMA, or CHMP, issued its Day-180 List of Outstanding Issues in the process of their ongoing regulatory review of the MAA, requesting additional data analyses related to the safety and efficacy of neratinib and instituting a clock stop in order to allow the Company time to respond to this List of Outstanding Issues. The Company responded to the list in December 2017. The CHMP recently recommended refusal of our MAA for neratinib for the extended adjuvant treatment of early stage HER2-positive breast cancer but allowed us to request a re-examination which we intend to do.

Approval of NERLYNX by the FDA for the extended adjuvant treatment of early stage, HER2-positive breast cancer in adult patients following adjuvant trastuzumab-based therapy does not ensure that a foreign jurisdiction will also approve NERLYNX for that indication, nor does it ensure that NERLYNX will be approved by the FDA for any other indications.  Obtaining approval of an NDA or foreign marketing application is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or a foreign regulator may delay, limit or deny approval of a drug candidate for many reasons, including:

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

If we do not obtain regulatory approval of NERLYNX for other indications in the United States, or for any indication in foreign jurisdictions, we will not be able to market NERLYNX for other indications or in other jurisdictions, which will limit our commercial revenue.

We have no experience in drug formulation or manufacturing and plan to rely exclusively on third parties to formulate and manufacture NERLYNX and our drug candidates, and any disruption or loss of these relationships could delay our development and commercialization efforts.

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture NERLYNX and our drug candidates. While our drug candidates were being developed by Pfizer, both the drug substance and drug product were manufactured by third-party contractors. We are using the same third-party contractors to manufacture, supply, store and distribute drug supplies for our clinical trials and the commercialization of NERLYNX. If we are unable to continue our relationships with one or more of these third-party contractors, we could experience delays in our development or commercialization efforts as we locate and qualify new manufacturers. We intend to rely on one or more third-party contractors to manufacture the commercial supply of our drugs.  Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

•	Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical and/or commercial needs.
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

Each of these risks could delay our clinical trials, the approval, if any, of our drug candidates by the FDA or the commercialization of NERLYNX or our other drug candidates, or result in higher costs or deprive us of potential product revenue.

If our third-party manufacturers fail to manufacture NERLYNX in sufficient quantities and at acceptable quality and pricing levels, or fail to fully comply with cGMP regulations, we may face delays in commercialization or be unable to meet market demand, and may lose potential revenues.

The manufacture of NERLYNX requires significant expertise and capital investment, including the development of advanced manufacturing techniques, process controls and the use of specialized processing equipment. Our third-party manufacturers must comply with federal, state and foreign regulations, including the FDA’s regulations governing cGMP, enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory authorities at any time may implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of our products. Any failure by us or our third-party manufacturers to comply with applicable regulations may result in fines and civil penalties, suspension of production, product seizure or recall, operating restrictions, imposition of a consent decree, modification or withdrawal of product approval or criminal prosecution and would limit the availability of our product. Any manufacturing defect or error discovered after products have been produced and distributed also could result in significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.

If our third-party manufacturers are unable to produce the required commercial quantities of NERLYNX to meet market demand for NERLYNX on a timely basis or at all, or if they fail to comply with applicable laws for the manufacturing of NERLYNX, we will suffer damage to our reputation and commercial prospects and we will lose potential revenue.

We are substantially dependent on international third-party licensees for the development and commercialization of NERLYNX in several countries outside the United States. The failure of these licensees to meet their contractual, regulatory, and other obligations could adversely affect our business.

We have entered into exclusive license agreements with several third parties that provide these licensees exclusive rights to the development and commercialization of NERLYNX in South East Asia, Israel and greater China.  As a result, we are entirely dependent on these parties to achieve regulatory approval of NERLYNX for marketing in these countries and for the commercialization of NERLYNX, if approved.  The timing and amount of any milestone and royalty payments we may receive under these agreements, as well as the commercial success of NERLYNX, will depend on, among other things, the efforts, allocation of resources and successful commercialization of NERLYNX by the licensees.  We also depend on these third parties to comply with all applicable laws relative the development and commercialization of our products in those countries.  We do not control the individual efforts of these licensees and have limited ability to terminate these agreements if the licensees do not perform as anticipated. The failure of these licensees to devote sufficient time and effort to the development and commercialization of NERLYNX, or the failure of these licensees to meet their obligations to us, including for future royalty and milestone payments; to adequately deploy business continuity plans in the event of a crisis; and/or satisfactorily resolve significant disagreements with us or address other factors, could have an adverse impact on our financial results and operations. In addition, if these third parties violate, or are alleged to have violated, any laws or regulations during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

Clinical trials are very expensive, time-consuming and difficult to design and implement.

Although the FDA approved NERLYNX for the extended adjuvant treatment of early stage, HER2-positive breast cancer in the United States on July 17, 2017, NERLYNX is still under development for various indications, and our other drug candidates are in development as well, all of which will require extensive clinical testing before we can submit any NDA for regulatory approval. We cannot predict with any certainty that any NDA submitted by us will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our other drug candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The results of pre-clinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials.  Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be successful.

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

In February 2013, we announced that we reached agreement with the FDA under an SPA for our Phase III clinical trial of PB272 in patients with HER2-positive metastatic breast cancer who have failed two or more prior treatments. We commenced the Phase III clinical trial in June 2013. The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate the proposed design and size of Phase III clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis, within 45 days of receipt of the request. The FDA ultimately assesses whether the protocol design and planned analysis of the trial are acceptable to support regulatory approval of the product candidate with respect to the effectiveness of the identified indication. All agreements between the FDA and the sponsor regarding an SPA must be clearly documented in writing, either in the form of an SPA letter or minutes of a meeting between the sponsor and the FDA at which the SPA agreement was reached. However, an SPA agreement does not guarantee approval of a product candidate, and even if the FDA agrees to the design, execution, and analysis proposed in protocols reviewed under the SPA process, the FDA may revoke or alter its agreement in certain circumstances. In particular, an SPA agreement is not binding on the FDA if public health concerns emerge that were unrecognized at the time of the SPA agreement, other new scientific concerns regarding product safety or efficacy arise, the sponsor company fails to comply with the agreed upon trial protocols, or the relevant data, assumptions or information provided by the sponsor in a request for the SPA change or are found to be false or omit relevant facts. In addition, even after an SPA agreement is finalized, the SPA agreement may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if the FDA and the sponsor agree in writing to modify the protocol and such modification is intended to improve the study. The FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.

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

Planned expansion into new markets outside of the United States will subject us to additional business and regulatory risks, and there can be no assurance that our products will be accepted in those markets.

We recently entered into exclusive license agreement with third parties to pursue regulatory approval and commercialize NERLYNX, if approved, in South East Asia, Israel and greater China.  We plan to continue to pursue commercialization of NERLYNX in other countries outside the United States, if approved.  Engaging in international business inherently involves a number of difficulties and risks, including:

•

competition from established companies, many of which are well-positioned within their local markets with longer operating histories, more recognizable names and better established distribution networks;

•

the availability and level of coverage and reimbursement within prevailing foreign healthcare payment systems and the ability of patients to elect to privately pay for NERLYNX and our other products, if approved;

•	difficulties in enforcing intellectual property rights;
•	pricing pressure;
•	required compliance with existing and changing foreign regulatory requirements and laws;
•	laws and business practices favoring local companies;
•	longer sales and payment cycles;
•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	political and economic instability;
•	foreign currency risks that could adversely affect our financial results;
•	potentially adverse tax consequences, tariffs and other trade barriers;

•	exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, and similar laws and regulations in other jurisdictions;
•	international terrorism and anti-American sentiment;
•	difficulties and costs associated with staffing and managing foreign operations; and
•	export restrictions and controls relating to technology.

If we or our third party manufacturers are unable to address these international risks, we may fail to establish and maintain an international presence, and our business, financial condition and results of operations would suffer.

The failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.

We are subject to the FCPA, regulations of the U.S. Office of Foreign Assets Control, the United Kingdom Bribery Act of 2010 and other anti-corruption, anti-bribery and anti-money laundering laws around the world where we conduct activities, including, if approved in such countries, the sale of NERLYNX.  We face significant risks and liability if we fail to comply with the FCPA and other anti-corruption and anti-bribery laws that prohibit companies and their employees and third-party business partners, such as distributors or resellers, from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties or candidates, employees of public international organizations including healthcare professionals, or private-sector recipients for the corrupt purpose of obtaining or retaining business, directing business to any person, or securing any advantage.  We currently rely on various third parties for certain services outside the United States, including continued development of NERLYNX and, if approved, its subsequent commercialization.  We may be held liable for the corrupt or other illegal activities of these third parties and intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

Any violation of the FCPA, other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, which could have a material and adverse effect on our reputation, business, operating results and prospects.  In addition, responding to any enforcement action or related investigation may result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

If we fail to comply with United States export control and economic sanctions or fail to expand and maintain an effective sales force or successfully develop our international distribution network, our business, financial condition and operating results may be adversely affected.

When selling any products outside of the United States, including NERLYNX, if approved for commercialization outside of the United States, we are subject to United States export control and economic sanctions laws, the violation of which could result in substantial penalties being imposed against us. More broadly, if we fail to comply with export control laws, any sales could fail to grow or could decline, and our ability to grow our business could be adversely affected.

Regulatory approval for any approved product is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated as set forth on the product label.  If we market NERLYNX for uses beyond such approved indications, we could be subject to enforcement action, which could have a material adverse effect on our business.

The FDA strictly regulates marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. Any regulatory approval that the FDA grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA. For example, the FDA-approved label for NERLYNX is limited to the extended adjuvant treatment of adult patients with early stage, HER2-positive breast cancer following adjuvant trastuzumab-based therapy. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our drugs and drug candidates, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

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

Even though the FDA has approved NERLYNX for the extended adjuvant treatment of early stage, HER2-positive breast cancer in adult patients following adjuvant trastuzumab-based therapy, we will be subject to ongoing obligations and continued regulatory review with regard to NERLYNX and any other drug candidates that receive FDA approval, which may result in significant additional expense. Additionally, NERLYNX and our drug candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

The FDA’s approval of the NDA for NERLYNX and any regulatory approvals that we receive for our other drug candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the drug candidate. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications.  It is difficult to predict how these Executive Orders will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changes the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs. We cannot predict all of the ways in which future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

•

the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to Centers for Medicare & Medicaid Services, or CMS, information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners (manufacturers are required to submit reports to CMS by the 90th day of each calendar year);

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

We participate in the Medicaid Drug Rebate Program, as administered by CMS, and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs, including NERLYNX, that are dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing and rebate calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The terms, scope and complexity of these government pricing programs change frequently. Responding to current and future changes may increase our costs and the complexity of compliance will be time consuming.

In addition, there is increased focus by the Office of Inspector General on the methodologies used by manufacturers to calculate average manufacturer price, or AMP, and best price, or BP, to assess manufacturer compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. For example, failure to submit monthly/quarterly AMP and BP data on a timely basis could result in a civil monetary penalty per day for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations.

Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In the event that CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.

If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenue and our business will suffer.

The market for our drugs and drug candidates is characterized by intense competition and rapid technological advances. NERLYNX competes, and any of our other drug candidates that receives FDA approval will compete, with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. If our products fail to capture and maintain market share, we may not achieve sufficient product revenue and our business will suffer.

We compete  against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have oncology compounds that have already been approved or are in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in the following:

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

As of December 31, 2017, we had 318 employees, including our Chief Executive Officer and President. Our future success depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled scientific, technical, marketing, managerial and financial personnel. Although we will seek to hire and retain qualified personnel with experience and abilities commensurate with our needs, there is no assurance that we will succeed despite their collective efforts. Competition for personnel is intense, and any failure to attract and retain the necessary technical, marketing, managerial and financial personnel would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We are exposed to risks associated with reduced profitability and the potential financial instability of our collaborators or customers, many of which may be adversely affected by volatile conditions in the financial markets. For example, unemployment and underemployment, and the resultant loss of insurance, may decrease the demand for healthcare services and pharmaceuticals. If fewer patients are seeking medical care because they do not have insurance coverage, our collaboration partners or customers may experience reductions in revenues, profitability and/or cash flow that could lead them to modify, delay or cancel orders for our products once commercialized. If collaboration partners or customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. This, in turn, could adversely affect our financial condition and liquidity. In addition, if economic challenges in the United States result in widespread and prolonged unemployment, either regionally or on a national basis, a substantial number of people may become uninsured or underinsured. To the extent economic challenges result in fewer individuals pursuing or being able to afford our products once commercialized, our business, results of operations, financial condition and cash flows could be adversely affected.

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

Other companies may have or may acquire intellectual property rights that could be enforced against us. If they do so, we may be required to alter our products, formulations, processes, methods or other technologies, obtain a license, assuming one can be obtained, or cease our product-related activities. If our products or technologies infringe the intellectual property rights of others, such parties could bring legal action against us or our licensors or collaborators claiming damages and seeking to enjoin any activities that they believe infringe their intellectual property rights. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving the invalidity of a patent is particularly difficult in the United States, since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. If we are found to infringe a third-party patent, we may need to cease the commercial sale of our products.

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

We cannot predict the extent to which investor interest in our company will be sufficient to maintain an active trading market on the NASDAQ Global Select Market or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of December 31, 2017, we estimate that our officers, directors and their affiliated entities, and our 5% or greater stockholders, collectively beneficially owned approximately 70.8% of our outstanding shares of common stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is a less active trading market, holders of our common stock may have difficulty selling their shares.

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

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;
•	announcements regarding results of any clinical trials relating to our drug candidates;
•	announcements of medical innovations or new products by our competitors;
•	issuance of new or changed securities analyst reports or recommendations for our stock;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	commencement of, or involvement in, litigation;
•	market conditions in the biopharmaceutical industry;
•	timing and announcement of regulatory approvals;
•	any future sales of our common stock or other securities in connection with raising additional capital or otherwise;
•	any major change to the composition of our board of directors or management; and
•	general economic conditions and slow or negative growth of our markets.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years.  In addition, we and certain of our executive officers have been named as defendants in a securities class action and derivative lawsuits captioned Hsu vs. Puma Biotechnology, Inc., et al., Xing Xie vs. Alan H. Auerbach, and Kevin McKenney vs. Auerbach.  These lawsuits and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve, and will divert our management's attention and financial and other resources. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of these and other suits, and we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.  See Item 3. “Legal Proceedings” below for additional information regarding the securities class action and derivative lawsuits.

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

If securities or industry analysts do not publish, or cease publishing, research reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

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

We currently intend to retain any future earnings for funding growth. We do not anticipate paying any dividends in the foreseeable future, and the payment of dividends is also restricted under our credit facility. As a result, you should not rely on an investment in our securities if you require dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future. Moreover, you may not be able to re-sell your shares in us at or above the price you paid for them.

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

We lease approximately 25,700 square feet of office space in the building located at 10880 Wilshire Boulevard, Los Angeles, California for use as our corporate headquarters. This lease commenced in December 2011 and over time has been amended to add rentable square footage.  In July 2015, we amended this lease to expand the leased space by approximately 26,000 square feet.  The lease of the additional office space commenced on April 1, 2016.  The lease terminates in March 2026, with an option to extend for an additional five-year term.  We also lease approximately 9,600 square feet of office space in the building located at 701 Gateway Blvd, South San Francisco, California. The lease for the South San Francisco facility commenced in October 2012. In May 2014, the lease was amended to include approximately an additional 7,100 square feet of office space.  In July 2015, we amended this office lease to expand the leased space by approximately 13,000 square feet.  The lease commenced on April 1, 2016.   The lease will terminate around March 2026, with an option to extend for an additional five-year term.  We believe that our existing office space, along with the additional office space in South San Francisco, is adequate to meet current and anticipated future requirements and that additional or substitute space will be available as needed to accommodate any expansions that our operations require.

ITEM 3.	LEGAL PROCEEDINGS

Hsu vs. Puma Biotechnology, Inc., et. al.

On June 3, 2015, Hsingching Hsu or the “plaintiff,” individually and on behalf of all others similarly situated, filed a class action lawsuit against us or “the defendants” and certain of our executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG).  On October 16, 2015, lead plaintiff Norfolk Pension Fund filed a consolidated complaint on behalf of all persons who purchased our securities between July 22, 2014 and May 29, 2015.  The consolidated complaint alleges that we and certain of our executive officers made false or misleading statements and failed to disclose material adverse facts about our business, operations, prospects and performance in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiff seeks damages, interest, costs, attorneys' fees, and other unspecified equitable relief.  On September 30, 2016, the court denied the defendants’ motion to dismiss the consolidated complaint.  On June 6, 2017, the lead plaintiff filed a first amended complaint that included new claims about additional statements that plaintiff alleges are false or misleading.  On June 19, 2017, the defendants moved to dismiss the new claims in the amended complaint.  On July 25, 2017, the court denied the motion to dismiss.  On December 8, 2017, the court granted the plaintiff’s motion for class certification.  A trial date is currently set for November 6, 2018.  We intend to vigorously defend against this matter.

Eshelman vs. Puma Biotechnology, Inc., et. al.

On February 2, 2016, Fredric N. Eshelman filed a lawsuit against our Chief Executive Officer and President, Alan H. Auerbach, and us in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D).  The complaint generally alleges that Mr. Auerbach and we made defamatory statements regarding Dr. Eshelman in connection with a proxy contest.  Dr. Eshelman seeks compensatory and punitive damages and expenses and costs, including attorneys’ fees.  On April 4, 2016, we filed a motion to dismiss the complaint.  On May 2, 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach.  On February 6, 2017, the court denied our motion to dismiss.  Discovery ended in September 2017.  Summary judgment briefing was completed on November 17, 2017.  It is unknown when the court will rule on the summary judgment motions.  We intend to vigorously defend against Dr. Eshelman’s claims.

Derivative Actions

On April 12 and April 14, 2016, alleged shareholders filed two derivative lawsuits purportedly on behalf of us against certain of our officers and directors in the Superior Court of the State of California, Los Angeles, captioned Xing Xie vs. Alan H. Auerbach, No. BC616617, and Kevin McKenney vs. Auerbach, No. BC617059. The complaints assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement and waste of corporate assets arising from substantially similar allegations as those contained in the securities class action described above. The complaints seek an unspecified sum of damages and equitable relief.  These two derivative claims are currently stayed, pending the outcome of the Hsu securities class action.  We intend to vigorously defend against this matter.

Separately, on February 9, 2018, another alleged shareholder filed a derivative lawsuit purportedly on behalf of us against certain of our officers and directors in the United States District Court, Central District of California, captions Arnaud Van Der Gracht De Rommerswael vs. Alan H. Auerbach, et al., No. 8:18-cv-00236.  The complaint asserts claims for violation of securities law, breach of fiduciary duty, waste of corporate assets, and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above.  The complaint seeks an unspecified sum of damages, corporate reforms, equitable relief, and restitution.  We intend to vigorously defend against this matter.

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

Market for Common Stock

Our common stock has been quoted on the NASDAQ Global Select Market, or NASDAQ, since January 3, 2017. Prior to January 3, 2017, shares of our common stock had been listed on the New York Stock Exchange, or NYSE, since October 19, 2012.  The high and low sales prices of our common stock on NASDAQ in 2017 and on NYSE in 2016 are set forth below for the periods indicated:

2017	High	Low
First quarter	$45.44	$28.95
Second quarter	92.00	28.35
Third quarter	120.85	71.14
Fourth quarter	136.90	92.36

2016	High	Low
First quarter	$77.99	$25.20
Second quarter	39.67	19.74
Third quarter	73.27	28.14
Fourth quarter	68.05	29.85

On February 20, 2018, the last reported sale price for our common stock on NASDAQ was $67.05 per share.

Record Holders

On February 20, 2018, we had 15 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.  We believe approximately 15,255 additional owners held our common stock in “Street Name” as of February 20, 2018.

Dividends

We have never declared or paid any cash dividends on our capital stock. Currently, we anticipate that we will retain all available funds for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits, and other factors that our board of directors deems relevant.  Additionally, we are restricted from paying cash dividends under our credit facility with SVB.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this Annual Report, “Securities Authorized for Issuance Under Equity Compensation Plans,” is hereby incorporated by reference into this Item 5 of Part II of this Annual Report.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during fiscal year 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) made any purchases of our equity securities during the fourth quarter of 2017.

Performance Graph

The graph below compares the cumulative total return of the Company’s common stock from December 31, 2012, through December 31, 2017, with the cumulative total returns on (i) the Nasdaq Biotechnology Index and (ii) the Nasdaq Composite Index. The following indices were used in prior years and are presented for comparative purposes, but, since our common stock has been quoted on NASDAQ since January 3, 2017, we believe that the comparison to the Nasdaq Biotechnology Index and the Nasdaq Composite Index to be more meaningful; (i) the NYSE ARCA Biotechnology Index, (ii) the NYSE Healthcare Index and (iii) the NYSE Composite Index.  The comparison assumes investment of $100 on December 31, 2012, in our common stock and in each index and, for each index, assumes reinvestment of all dividends.

The historical price performance included below is not necessarily indicative of future stock price performance.

The material in this performance graph is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report and with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Consolidated Statements of Operations Data and Other Financial Data for the years ended December 31, 2017, 2016 and 2015 and the Consolidated Balance Sheet Data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The Consolidated Statement of Operations Data and Other Financial Data for the years ended December 31, 2014 and 2013 and the Consolidated Balance Sheet Data as of December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements not included herein. Historical results are not necessarily indicative of the results to be expected in the future, and the results for the years presented should not be considered indicative of our future results of operations.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except share and per share data)
Statement of Operations Data:
Product revenue, net	$26.2	$—	$—	$—	$—
License revenue	1.5	—	—	—	—
Expenses:
Cost of sales	5.6	—	—	—	—
Selling, general and administrative	106.7	53.8	31.8	19.4	9.8
Research and development	207.8	222.8	208.5	122.9	45.0
Operating loss	(292.4)	(276.6)	(240.3)	(142.3)	(54.8)
Interest income	1.2	1.0	1.0	0.3	0.2
Interest expense	(0.7)	—	—	—	—
Other income	(0.1)	(0.4)	—	—	—
Totals	0.4	0.6	1.0	0.3	0.2
Net loss	(292.0)	(276.0)	(239.3)	(142.0)	(54.6)
Net loss attributable to common stock	(292.0)	(276.0)	(239.3)	(142.0)	(54.6)
Net loss per common share—basic and diluted	$(7.85)	$(8.29)	$(7.45)	$(4.73)	$(1.90)
Weighted-average common shares outstanding—basic and diluted	37,169,678	33,295,114	32,126,094	30,010,979	28,696,573

	As of December 31,
	2017	2016	2015	2014	2013
	(in millions)
Balance Sheet Data:
Total assets	$165.5	$252.8	$239.8	$162.8	$104.4
Total liabilities	112.2	43.0	33.8	45.7	20.4
Total stockholders' equity	53.3	209.8	206.0	117.0	84.0

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in millions)
Other Financial Data:
Net cash used in operating activities	$(172.5)	$(141.7)	$(154.5)	$(77.2)	$(55.0)
Net cash (used in) provided by investing activities	(15.4)	142.2	(85.9)	(63.3)	(41.5)
Net cash provided by financing activities	75.1	162.4	233.4	136.0	2.2

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company with a focus on the development and commercialization of innovative products to enhance cancer care. We in-license the global development and commercialization rights to three drug candidates—PB272 (neratinib (oral)), PB272 (neratinib (intravenous)) and PB357.  Neratinib is a potent irreversible tyrosine kinase inhibitor, or TKI, that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4.   Currently, we are primarily focused on the development and commercialization of the oral version of neratinib, and our most advanced drug candidates are directed at the treatment of HER2-positive breast cancer.  We believe neratinib has clinical application in the treatment of several other cancers as well, including non-small cell lung cancer and other tumor types that over-express or have a mutation in HER2.  Prior to 2017, our efforts and resources to date had been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. During 2017, the United States Food and Drug Administration, or FDA, approved NERLYNX, formally known as PB272 (neratinib(oral)), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following trastuzumab-based therapy.    Developing drug products, however, is a lengthy and very expensive process.

We recently completed a Phase III clinical trial of neratinib for the extended adjuvant treatment of patients with early stage HER2-positive breast cancer, which we refer to as the ExteNET trial.  Based on the results from the ExteNET trial, we submitted Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, in June 2016.  We are continuing to evaluate potential commercialization options for NERLYNX outside the United States in this indication, including developing a direct sales force, contracting with third parties to provide sales and marketing capabilities, some combination of these two options or other strategic options.   We expect that our expenses will continue to increase as we continue to evaluate our options with regard to commercialization efforts.

The license agreement for PB272 established a limit for our expenses related to the Pfizer-initiated clinical trials for PB272 that were ongoing at the time of the agreement. This capped our “out-of-pocket” costs incurred in conducting these existing trials beginning January 1, 2012. We reached the cost cap during the fourth quarter of 2012, which resulted in a reduction of our research and development, or R&D, expenses for the fourth quarter of 2012 and for the year ended December 31, 2013.  In July 2014, we signed an amendment to the license agreement with the Licensor whereby we would be responsible for the expenses incurred or accrued in conducting the ongoing legacy clinical trials after December 31, 2013. Additionally, our expenses to date have been related to hiring staff, commencing company-sponsored clinical trials and the build out of our corporate infrastructure. As we proceed with clinical development of PB272 (neratinib (oral)), and as we further develop PB272 (neratinib (intravenous)), and PB357, our second and third product candidates, respectively, we expect our R&D expenses and expenses related to our third-party contractors will begin to decline unless we decide to pursue additional clinical trials in alternate indications or acquire additional product candidates.

To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance R&D will increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance product development. Our major sources of working capital have been proceeds from public offerings of our common stock, proceeds from our credit facility and sales of our common stock in private placements.

Summary of Income and Expenses

Product revenue, net

Product revenue, net consists of revenue from sales of NERLYNX.  We record revenue at the net sales price, which includes an estimate for variable consideration for which reserves are established.  Variable consideration consists of trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates and other incentives.

License revenue

License revenue consists of consideration paid to us pursuant to our license agreements.

Cost of sales

Cost of sales consists of third-party manufacturing costs, freight, and indirect overhead costs associated with sales of NERLYNX. Cost of product sales may also include period costs related to royalty charges payable to the Licensor, the amortization of a milestone payment made to the Licensor after obtaining FDA approval of NERLYNX, certain inventory manufacturing services, inventory adjustment charges, unabsorbed manufacturing and overhead costs, and manufacturing variances.

Selling, general and administration expenses

Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related personnel costs, including stock-based compensation expense, professional fees, business insurance, rent, general legal activities, and other corporate expenses. Internal expenses primarily consist of payroll-related costs, but also include facilities and equipment costs, travel expenses and supplies.  External expenses primarily consist of legal fees, insurance expenses and consulting for activities such as sales, marketing and software implementations to support corporate growth.

Research and development expenses:

R&D expenses include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for manufacturing of clinical materials and clinical trials. During the years ended December 31, 2017, 2016 and 2015, our R&D expenses consisted primarily of clinical research organization, or CRO, fees; fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our R&D costs as they are incurred. Internal expenses primarily consist of payroll-related costs, but also include equipment costs, travel expenses and supplies.  External expenses primarily consist of clinical trial expenses and consultant and contractor expense, but also include costs such as legal fees, insurance costs and manufacturing expense.

Results of Operations

The following summarizes our results of operations for the periods indicated.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Total revenue

Total revenue was approximately $27.7 million for the year ended December 31, 2017 compared to $0 for the year ended December 31, 2016.

Product revenue, net

Product revenue, net was approximately $26.2 million for the year ended December 31, 2017, compared to $0 for the year ended December 31, 2016.  This increase in product revenue, net was entirely attributable to sales of NERLYNX, our initial product, following its commercial launch in July 2017.

License revenue

License revenue was approximately $1.5 million for the year ended December 31, 2017, compared to $0 for the year ended December 31, 2016.  This increase in license revenue was entirely attributable to an upfront payment in an out-license agreement.

Cost of sales

Cost of sales was approximately $5.6 million for the year ended December 31, 2017, compared to $0 for the year ended December 31, 2016.  The increase in cost of sales was entirely attributable to the commercial launch of NERLYNX, our initial product, in July 2017.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Total revenue

Total revenue was $0 for the years ended December 31, 2016 and 2015 as we did not generate revenue until the commercial launch of NERLYNX during 2017.

Cost of sales

Cost of sales was $0 for the years ended December 31, 2016 and 2015 because we did not yet have a commercial product.

Selling, general and administrative expenses:

Selling, general and administrative expenses				Annual Percentage Change
(in thousands)	2017	2016	2015	2017/2016	2016/2015
External	$41,364	$14,172	$6,925	191.9%	104.6%
Internal	34,135	13,003	7,717	162.5%	68.5%
Employee stock-based compensation expense	31,194	26,623	17,166	17.2%	55.1%
	$106,693	$53,798	$31,808	98.3%	69.1%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Total SG&A expenses increased approximately 98.3% to $106.7 million for the year ended December 31, 2017 from $53.8 million for the year ended December 31, 2016. Approximately $16.1 million of this increase, or 30.4% of the total increase, is related to the hiring and training of a commercial sales force and field based support personnel (approximately 100 employees) upon obtaining FDA approval of NERLYNX.  The remaining approximately $36.8 million increase in SG&A expense for the year ended December 31, 2017 compared to the same period in 2016 was primarily attributable to:

•	an approximately $27.2 million increase in external costs for commercial launch and non-commercial launch related expenses primarily comprised of:
•

an approximately $18.4 million increase in expenses related to the commercial launch of NERLYNX, primarily driven by an approximately $5.8 million increase in marketing, an approximately $5.4 million increase in system infrastructure, an approximately $4.3 million increase in patient programs and consulting  and an approximately $2.9 million increase for recruiting and on-boarding costs of the sales force; and

•

an approximately $8.8 million increase in non-launch related external expenses, primarily driven by an approximately $7.3 million increase in legal expenses and an approximately $1.5 million increase from various additional expenses such as audit fees, additional temporary labor and administrative fees to support overall corporate growth.

•

an approximately $5.0 million additional increase in internal expenses.  Included in this increase are an approximately $1.7 million increase in headcount in marketing and market access to support the commercial launch, an approximately $1.3 million increase in G&A headcount and an approximately $2.0 million increase of expense to support corporate growth in the form of increased software and depreciation expenses; and

•	an increase of approximately $4.6 million in employee stock-based compensation for employees hired during 2017 and annual awards to existing employees.

We expect SG&A expenses to increase in 2018.  The majority of the salesforce and field based support personnel were hired in the late 3rd quarter of 2017 while we expect a full years’ worth of sales force expenses in 2018.  This increase should only be partially offset by an expected reduction in legal fees and system implementation fees.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Total SG&A expenses increased approximately 69.1% to $53.8 million for the year ended December 31, 2016 from $31.8 million for the year ended December 31, 2015. Approximately $9.4 million of this increase, or 42.7% of the total increase, is related to an increase in stock-based compensation expense, attributable to our increased headcount and additional incentive awards to existing employees.  The remaining approximately $12.6 million increase in SG&A expense for the year ended December 31, 2016 compared to the same period in 2015 was primarily attributable to:

•

an approximately $7.2 million increase in external expenses.  Included in the increase are an approximately $5.3 million increase in consulting and professional expenses for our pre-commercialization efforts and an approximately $1.9 million increase in other professional fees and expenses, which consist primarily of legal, auditing, consulting and investor relations fees; and

•

an approximately $5.3 million increase in internal expenses.  Included in the increase are an approximately $2.8 million increase in payroll and related costs as administrative headcount increased from 18 to 27, mostly in support of the expected commercial product launch in 2017, an approximately $2.1 million increase in facility and equipment costs and an approximately $0.5 million increase in other expenses primarily attributable to supporting our corporate growth.

Research and development expenses:

Research and development expenses				Annual Percentage Change
(in thousands)	2017	2016	2015	2017/2016	2016/2015
External	$89,212	$95,010	$99,184	(6.1%)	(4.2%)
Internal	41,057	37,147	31,520	10.5%	17.9%
Employee stock-based compensation	77,541	90,641	77,768	(14.5%)	16.6%
	$207,810	$222,798	$208,472	(6.7%)	6.9%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

For the year ended December 31, 2017, R&D expenses decreased approximately $15.0 million compared to the same period in 2016.  The decrease was primarily attributable to:

•

an approximately $5.8 million decrease in external expenses. Included in the decrease is an approximately $6.8 million decrease in manufacturing costs related to launch preparation, offset by an approximate $1.0 million increase in clinical study related expenses;

•

an approximately $3.9 million increase in internal expenses.  Included in the increase is an approximately $3.2 million increase from adding 19 new employees in clinical development and medical affairs and an approximately $0.7 million increase for additional expenses such as travel and software; and

•	an approximately $13.1 million decrease in stock-based compensation expense.

We expect R&D expenses in 2018 to continue to decline slightly when compared with R&D expenses in 2017 based on a decline in clinical trial activities as trials begin to wind down.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

For the year ended December 31, 2016, R&D expenses increased approximately $14.3 million compared to the same period in 2015.  Approximately $12.8 million of this increase, or 89.5% of the total increase, is related to an increase in stock-based compensation expense, attributable to our increased headcount and additional incentive awards to existing employees.  The remaining approximately $1.5 million increase in R&D expense for the year ended December 31, 2016 compared to the same period in 2015 was primarily attributable to:

•

an approximately $4.1 million decrease in external expenses primarily from an approximately $14.3 million decrease in CRO expenses partially offset by an approximate increase of $10.2 million in clinical and pre-clinical service expenses, and consultant expense to support the filing of an NDA with the FDA and MAA with the EMA; and

•	an approximately $5.6 million increase in internal expenses driven primarily by headcount increases in clinical development, regulatory affairs and manufacturing.

While expenditures on current and future clinical development programs, particularly our PB272 program, are expected to be substantial, they are subject to many uncertainties, including the results of clinical trials and whether we develop any of our drug candidates with a partner or independently. As a result of such uncertainties, we cannot predict with any significant degree of certainty the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of other factors, including:

•	the number of trials and studies in a clinical program;
•	the number of patients who participate in the trials;
•	the number of sites included in the trials;
•	the rates of patient recruitment and enrollment;
•	the duration of patient treatment and follow-up;
•	the costs of manufacturing our drug candidates; and
•	the costs, requirements, timing of, and ability to secure regulatory approvals.

Other income and expenses:

Other (expenses) income:				Annual Percentage Change
(in thousands)	2017	2016	2015	2017/2016	2016/2015
Interest income	$1,256	$958	$971	31.1%	(1.3%)
Interest expense	(720)	—	—	—	—
Other (expenses) income	(101)	(373)	25	(72.9%)	(1,592.0%)
Total other (expenses) income	$435	$585	$996	(25.6%)	(41.3%)

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Interest income:

For the year ended December 31, 2017, we recognized approximately $1.3 million in interest income compared to approximately $1.0 million of interest income for the year ended December 31, 2016. The increase in interest income reflects more cash invested in money market accounts and “high yield” savings accounts for 2017 compared to 2016 (see Note 6 in the accompanying notes to consolidated financial statements).

Interest expense:

For the year ended December 31, 2017, we recognized approximately $0.7 million in interest expense compared to $0 of interest expense for the year ended December 31, 2016.  This increase in interest expense is as a result of the debt financing which closed in October 2017 (see Note 7 in the accompanying notes to consolidated financial statements).

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Interest income:

For the year ended December 31, 2016, we recognized approximately $1.0 million in interest income compared to approximately $1.0 million of interest income for the years ended December 31, 2015.

Interest expense:

For the years ended December 31, 2016 and 2015, we did not recognize interest expense as we did not have any debt financing.

Non-GAAP Financial Measures:

In addition to our operating results, as calculated in accordance with generally accepted accounting principles, or GAAP, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance.  The following table presents our net loss and net loss per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation.  For the three and twelve months ended December 31, 2017, stock-based compensation represented approximately 39.8% and 37.2% of our net loss, respectively. Although net loss is important to measure our financial performance, we currently place an emphasis on cash burn and, more specifically, cash used in operations.  Because stock-based compensation appears in GAAP net loss but is removed from net loss to arrive as cash used in operations on the statement of cash flows, due to its non-cash nature, we believe these non-GAAP measures enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods.  These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Loss and GAAP Net Loss Per Share to Non-GAAP Adjusted Net Loss Per Share

(in thousands except share and per share data)

	For the Year Ended December 31,
	2017	2016	2015
GAAP net loss	$(291,955)	$(276,011)	$(239,284)
Adjustments:
Stock-based compensation -
Selling, general and administrative	31,194	26,623	17,166	(1)
Research and development	77,541	90,641	77,768	(2)
Non-GAAP adjusted net loss	$(183,220)	$(158,747)	$(144,350)

GAAP net loss per share—basic and diluted	$(7.85)	$(8.29)	$(7.45)
Adjustment to net loss (as detailed above)	2.92	3.52	2.96
Non-GAAP adjusted net loss per share	$(4.93)	$(4.77)	$(4.49)	(3)

(1) To reflect a non-cash charge to operating expense for selling, general and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.

(3) Non-GAAP adjusted net loss per share was calculated based on 37,169,678, 33,295,114 and 32,126,094 weighted average common shares outstanding for the years ended December 31, 2017, 2016 and 2015, respectively.

Liquidity and Capital Resources

Operating Activities

We reported net losses of approximately $292.0 million, $276.0 million and $239.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. We also reported negative cash flows from operating activities of approximately $172.5 million, $141.7 million and $154.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Net cash used in operating activities for the year ended December 31, 2017, includes a net loss of $292.0 million adjusted for non-cash items of approximately $108.7 million for stock-based compensation expense, and depreciation of property and equipment and license amortization of approximately $2.8 million.  Further changes in cash flows from operations include an increase in accounts payable and accrued expenses of approximately $21.6 million, an increase in accounts receivable of approximately $9.7 million, an increase in inventory of approximately $2.0 million, an increase in prepaid expenses and other of approximately $1.1 million and an decrease in the accrued liability for deferred rent of approximately $0.1 million.

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

Investing Activities

Net cash used in investing activities was approximately $15.4 million for the year ended December 31, 2017.  This includes an increase in intangible assets of approximately $50.0 million, the purchase of available-for-sale securities of approximately $79.7 million, offset by the maturity of available-for-sale securities of approximately $114.7 million and cash used for the purchase of property and equipment of approximately $0.4 million as provided the newly hired salesforce with computer and phone equipment for commercial launch of NERLYNX.

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

Financing Activities

October 2017 Debt Financing

On October 31, 2017, we entered into a loan agreement for a term loan of up to $100.0 million, subject to funding in two tranches.  We received proceeds net of fee associated with the initiation and interest fees of $48.5 million from the first tranche of the credit facility upon closing on October 31, 2017 and intend to use the funds for general corporate purposes and to further support NERLYNX commercial initiatives.  The second tranche of $50.0 million less associated fees per the financing agreement may be drawn at our option between March 31, 2018 and June 30, 2018 provided we have achieved a specified minimum revenue milestone and no event of default is occurring.  The loan will mature on October 31, 2022.

Other Financing Activities

In addition, during the year ended December 31, 2017, approximately $26.7 million was received for employee stock options exercised during 2017.

October 2016 Common Stock Offering

On October 19, 2016, we entered into an underwriting agreement in connection with the public offering, issuance and sale by us of 3,750,000 shares of our common stock at a public offering price of $40.00 per share, less underwriting discounts and commissions.  Under the terms of the underwriting agreement, we also granted the underwriters an option exercisable for 30 days to purchase up to an additional 562,500 shares of our common stock at the public offering price, less underwriting discounts and commissions.  On October 20, 2016, the underwriters exercised their option to purchase additional shares in full.  We received net proceeds from the offering of approximately $161.9 million, after deducting underwriting discounts and commissions and offering expenses.

Other Financing Activities

In addition, during the year ended December 31, 2016, approximately $0.6 million was received for employee stock options exercised during 2016.

January 2015 Common Stock Offering

On January 27, 2015, we completed an underwritten public offering of 1,150,000 shares of our common stock (including an additional 150,000 shares of our common stock issued and sold pursuant to the underwriters’ option to purchase additional shares) at a price of $190.00 per share, less underwriting discounts and commissions. The net proceeds received by us were approximately $205.1 million after deducting underwriting discounts and commissions and offering expenses.

Other Financing Activities

In addition, during the year ended December 31, 2015, $28.2 million was received for employee stock options exercised during 2015.

Loan and Security Agreement

On October 31, 2017, or the Effective Date, we entered into a loan and security agreement, or the credit facility, with Silicon Valley Bank, as administrative and collateral agent, or SVB, and the lenders party thereto from time to time, including Oxford Finance LLC and SVB, pursuant to which the lenders agreed to make term loans available to us in an aggregate amount of $100 million, consisting of (i) an aggregate amount of $50 million available on the Effective Date and (ii) an aggregate amount of $50 million available to be drawn at our option between March 31, 2018 and June 30, 2018, provided we have achieved a specified minimum revenue milestone and no event of default is occurring. Proceeds from the term loans may be used for working capital and general business purposes. The credit facility is secured by substantially all of our personal property other than our intellectual property. We also pledged 65% of the issued and outstanding capital stock of our subsidiary, Puma Biotechnology Ltd. The credit facility limits our ability to grant any interest in our intellectual property to certain permitted licenses and permitted encumbrances set forth in the agreement.

The term loans under the credit facility bear interest at an annual rate equal to the greater of (i) 7.75% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.5%. We are required to make monthly interest-only payments on each outstanding term loan commencing on the first calendar day of the calendar month following the funding date of such term loan, and continuing on the first calendar day of each calendar month thereafter through December 1, 2019. Commencing on December 1, 2019, and continuing on the first calendar day of each calendar month thereafter, we are required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears to each lender, calculated pursuant to the credit facility. All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on October 31, 2022. Upon repayment of the term loans, we are also required to make a final payment to the lenders equal to 7.5% of the original principal amount of term loans funded.

At our option, we may prepay the outstanding principal balance of any term loan in whole but not in part, subject to a prepayment fee of 2.0% of any amount prepaid if the prepayment occurs through and including the first anniversary of the funding date of such term loan, or 1.0% of the amount prepaid if the prepayment occurs after the first anniversary of the funding date of such term loan through and including the second anniversary of the funding date of such term loan.

The credit facility includes affirmative and negative covenants applicable to us, our current subsidiary and any subsidiaries we may create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal corporate existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts. We must also achieve product revenue, measured as of the last day of each fiscal quarter on a trailing three-month basis, that is (i) greater than or equal to 70% of our revenue target set forth in our board-approved projections for the 2017 fiscal year, (ii) greater than or equal to 50% of our revenue target set forth in our board-approved projections for the 2018 fiscal year, and (iii) greater than or equal to 50% of our revenue target set forth in our board-approved projections for the 2019 fiscal year. New minimum revenue levels will be established for each subsequent fiscal year by our mutual agreement with SVB, as administrative agent, and the lenders. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions.

The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide SVB, as collateral agent, with the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facilities, including its cash. These events of default include, among other things, any failure by us to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $500,000 and one or more judgments against us in an amount greater than $500,000 individually or in the aggregate.

Current and Future Financing Needs

We have incurred negative cash flows from operations since we started our business, and we did not achieve any product revenues until the third quarter of 2017. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our R&D efforts and the commercialization efforts. Given the current and desired pace of clinical development of our product candidates, over the next 12 months we estimate that our R&D spending will be approximately $130 million to $140 million, excluding stock-based compensation.

Additionally, we expect SG&A expenses to increase as we continue commercialization efforts.

We are currently exploring methods by which to commercialize our product candidates if approved by the FDA or EMA.  These methods may require funding in addition to the cash and cash equivalents totaling approximately $81.7 million available at December 31, 2017.  While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will continue to remain dependent on our ability to obtain sufficient funding to sustain operation and successfully commercially launch neratinib.  While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future.  Our ability to obtain funding may be adversely impacted by uncertain market conditions, unfavorable decisions of regulatory authorities or adverse clinical trial results.  The outcome of these matters cannot be predicted at this time.

In addition, we have based our estimate of capital needs on assumptions that may prove to be wrong. Changes may occur that would consume our available capital faster than anticipated, including changes in and progress of our development activities, the impact of commercialization efforts, acquisitions of additional drug candidates and changes in regulation. Potential sources of financing include strategic relationships, public or private sales of equity or debt and other sources of funds. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. Although we may have access to the additional $50 million from the debt financing during 2018 provided we have achieved a specified minimum revnue milestone and no event of default is occurring, it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interests of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations, and our business, financial condition and results of operations would be materially harmed. In such an event, we will be required to undertake a thorough review of our programs, and the opportunities presented by such programs, and allocate our resources in the manner most prudent.

Going Concern

Our independent registered public accounting firm has issued a report on our audited consolidated financial statements for the year ended December 31, 2017 that included an explanatory paragraph referring to our significant operating losses and expressing substantial doubt in our ability to continue as a going concern.  Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined by the SEC regulations.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. Our contractual obligations result from property leases for office space. Although we do have obligations for CRO services, the table below excludes potential payments we may be required to make under our agreements with CROs because timing of payments and actual amounts paid under those agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations, and those agreements are cancelable upon written notice by the Company and therefore, not long-term liabilities. The contracts also contain variable costs that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary and therefore, are also not included in the table below. We also have unrecognized tax benefits that, if recognized, would affect the effective tax rate at December 31, 2017.  We do not have tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefit will significantly increase or decrease within 12 months of the reporting date.  Additionally, the expected timing of payment of the obligations presented below is estimated based on current information.

The following table represents our contractual obligations as of December 31, 2017, aggregated by type (in thousands):

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating Lease Obligations	$43,862	$4,472	$10,000	$10,764	$18,626
Debt (principal and interest)	67,345	3,929	43,789	19,627	—
Total	$111,207	$8,401	$53,789	$30,391	$18,626

See Note 10—Taxes and Note 11—Commitments and Contingencies in the accompanying notes to the financial statements for a summary of the Company’s uncertain tax positions and contracts held by the Company as of December 31, 2017.

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, and related disclosure of contingent assets and liabilities reported in our consolidated financial statements. The estimation process requires assumptions to be made about future events and conditions and, as a result, is inherently subjective and uncertain. Actual results could differ materially from our estimates.

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

Revenue Recognition:

We adopted Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“Topic 606”) on January 1, 2017.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements, and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. We had no contracts with customers until the FDA approved NERLYNX on July 17, 2017.  Subsequent to receiving FDA approval, we entered into a limited number of arrangements with specialty pharmacies (“SPs”) and specialty distributors (“SDs”) in the United States, which we refer to as our Customers, to distribute NERLYNX. These arrangements are our initial contracts with customers.  We have determined that these sales channels with customers are similar.

Reserves for Variable Consideration:

Revenue from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between us and our Customers, payors, and other indirect customers relating to the sale of our products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable or a current liability. These estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method in Topic 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2017 and, therefore, the transaction price was not reduced further during the year ended December 31, 2017. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances:

We generally provide Customers with discounts which include incentive fees that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we compensate (through trade discounts and allowances) our Customers for sales order management, data, and distribution services. However, we have determined such services received to date are not distinct from our sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through December 31, 2017.

Product Returns:

Consistent with industry practice, we offer the SPs and SDs limited product return rights for damaged and expiring products, provided it is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. We estimate the amount of our product sales that may be returned by our Customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized, as well a reduction to trade receivables, net on the consolidated balance sheets. We currently estimate product returns using available industry data and our sales information, including our visibility into the inventory remaining in the distribution channel. We have an insignificant amount of returns to date and believe that returns of our products will continue to be minimal.

Provider Chargebacks and Discounts:

Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from us. Customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by Customers, and we generally issue payments for such amounts within a few weeks of the Customer’s notification to us of the resale. Reserves for chargebacks consist of payments that we expect to issue for units that remain in the distribution channel at each reporting period-end that we expect will be sold to qualified healthcare providers, and chargebacks that Customers have claimed, but for which we have not yet issued a payment.

Government Rebates:

We are subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the consolidated balance sheets. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.

Payor Rebates:

We contract with certain private payor organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of its products. We estimate these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Other Incentives:

Other incentives which we offer include voluntary patient assistance programs, such as the co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue, but remains in the distribution channel at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board, FASB, issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB has subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards are effective for interim and annual periods beginning on January 1, 2018, but could have been adopted early beginning January 1, 2017. We chose to adopt this standard in 2017 as we began to first generate revenue, with no revenue recognized in prior years. We have also identified and implemented changes to our accounting policies, business processes, and internal controls to support the new accounting and disclosure requirements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the condensed consolidated financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact that ASU No. 2016-01 will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-02, Leases. The amendments in ASU 2016-02 will require organizations that lease assets, with lease terms of more than 12 months, to recognize on their balance sheet the assets and liabilities for the rights and obligations created by those leases. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, ASU No. 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently in the process of evaluating the impact of ASU 2016-02 on our outstanding leases and expects that adoption will have an impact on the consolidated balance sheets related to recording right-of-use assets and corresponding lease liabilities.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which was intended to simplify various aspects of accounting for share-based payment transactions. The new guidance requires immediate recognition of all excess tax benefits and deficiencies in the income statement; requires classification of excess tax benefits as an operating activity as opposed to a financing activity in the statements of cash flows; requires the classification of cash paid by an employer when directly withholding shares for tax-withholding purposes be classified as a financing activity on the statements of cash flows; and allows us to make an accounting policy election to either estimate the number of awards expected to vest or account for forfeitures when they occur. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual reporting periods. We applied an accounting policy election to estimate forfeitures and then true up actual forfeitures as they occur.  Because this treatment was in line with our current treatment of forfeitures, the impact was insignificant as of December 31, 2017.  This adoption resulted in a one-time net increase to the net operating losses deferred tax asset and the corresponding valuation allowance of $184.1 million at the federal and state level, which is a primarily cumulative adjustment for the previously unrecognized windfall tax benefits related to previous vesting and exercises of stock-based awards.  We applied this standard in the first quarter of 2017 using the modified retrospective transition method of adoption. Due to the full valuation allowance on the deferred tax assets, the adoption did not have any impact on our consolidated financial statements on the adoption date.  In addition, under the new standard, we will prospectively reflect the tax deficiencies and benefits as an operating activity, rather than as a financing activity under the previous standard, in our Consolidated Statements of Cash Flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for us in the fiscal year beginning after December 15, 2017, but early adoption is permissible. We are currently evaluating the effect that the adoption of ASU 2016-18 will have on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value, and eliminates current GAAP options for measuring market value. ASU 2015-11 defines realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 was adopted by the Company in fiscal year 2017, and interim periods therein without a material impact to the financial statements. We measure our inventory at the lower of cost and net realizable value.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invest our excess cash primarily in cash equivalents such as money market investments as of December 31, 2017. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of our outstanding $100.0 million secured term loan from SVB and Oxford. As of December 31, 2017, the outstanding principal amount of the term loan was $50.0 million. The term bears interest at an annual rate equal to the greater of (i) 7.75% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.5%. Changes in the prime rate may therefore affect our interest expense associated with the term loan.

We do not believe that a 10% increase in the prime rate on December 31, 2017 would have had a material effect on our interest expense as of that date.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer have concluded that these disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than controls that were a result of the loan and security agreement entered into on October 31, 2017.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework - 2013 (COSO 2013 framework). Based on this evaluation, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

Our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Puma Biotechnology, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Puma Biotechnology, Inc. and subsidiary (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2017,and the related notes (collectively, the consolidated financial statements), and our report dated March 9, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Los Angeles, California

March 9, 2018

ITEM 9B.	OTHER INFORMATION

On December 15, 2017, the compensation committee of our board of directors approved the ratification, or the Ratification, of certain grants of Restricted Stock Units, or the RSU Awards, under the Puma Biotechnology, Inc. 2011 Incentive Award Plan, as amended, pursuant to and in accordance with Section 204 of the General Corporation Law of the State of Delaware, or the General Corporation Law.  The RSU Awards were made on August 28, 2017, September 11, 2017, September 18, 2017, September 25, 2017 and October 2, 2017 and involved the grant of 43,500, 18,750, 2,000, 7,500 and 13,125 Restricted Stock Units, respectively.  The compensation committee approved the Ratification of such RSU Awards after it determined that the RSU Awards may not have been duly authorized in accordance with Section 152 of the General Corporation Law.  As none of the RSU Awards have vested, no shares of putative stock have been issued in respect of the RSU Awards.  Any claim that the RSU Awards are void or voidable due to the foregoing failure of authorization, or that the Court of Chancery of the State of Delaware should declare in its discretion that the Ratification not be effective or be effective only on certain conditions, must be brought within 120 days from the later of the validation effective time and the giving of this notice (which is deemed given on the date that this Annual Report on Form 10-K is filed with the Securities and Exchange Commission).

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our 2018 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our 2018 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our 2018 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our 2018 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our 2018 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.

Consolidated Financial Statement Schedules

(a) Documents Filed as Part of Report

(1) Consolidated Financial Statements

•	Reports of Independent Registered Public Accounting Firms	F-2
•	Consolidated Balance Sheets at December 31, 2017 and 2016	F-4
•	Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015	F-5
•	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2017, 2016 and 2015	F-6
•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015	F-7
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015	F-8
•	Notes to Consolidated Financial Statements	F-9

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

ITEM 16. Form 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit		Incorporation by Reference
No.		Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated September 29, 2011, by and among Innovative Acquisitions Corp., IAC Merger Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, and Puma Biotechnology, Inc., a Delaware corporation	8-K	2.1	10/4/2011

3.1	Certificate of Merger relating to the merger of IAC Merger Corporation with and into Puma Biotechnology, Inc., filed with the Secretary of State of Delaware on October 4, 2011	8-K	3.1	10/11/2011

3.2	Certificate of Ownership and Merger relating to the merger of Puma Biotechnology, Inc. with and into Innovative Acquisitions Corp., filed with the Secretary of State of the State of Delaware on October 4, 2011	8-K	3.2	10/11/2011

3.3	Second Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on June 14, 2016	8-K	3.1	6/15/2016

3.4	Second Amended and Restated Bylaws of Puma Biotechnology, Inc.	8-K	3.1	5/8/2017

4.1	Form of Common Stock Certificate	S-1/A	4.1	2/1/2012

4.2#	Warrant to Purchase Shares of Common Stock of Puma Biotechnology, Inc., dated October 4, 2011, issued to Alan H. Auerbach	8-K	4.2	10/11/2011

10.1(a)*	License Agreement, dated August 18, 2011, by and between the Company, as successor to Puma Biotechnology, Inc., and Pfizer Inc.	8-K/A	10.1	12/16/2011

10.1(b)*	Amendment No. 1 to License Agreement dated July 18, 2014, between the Company and Pfizer, Inc.	10-Q	10.1	11/10/2014

10.2(a)#	Puma Biotechnology, Inc. 2011 Incentive Award Plan	8-K	10.4	10/11/2011

10.2(b)#	First Amendment to Puma Biotechnology, Inc. 2011 Incentive Award Plan	DEF 14A	Appendix A	6/4/2014

10.2(c)#	Second Amendment to Puma Biotechnology, Inc. 2011 Incentive Award Plan	10-Q	10.1	8/10/2015

10.2(d)#	Third Amendment to Puma Biotechnology, Inc. 2011 Incentive Award Plan	8-K	10.1	6/14/2017

10.2(e)#	Fourth Amendment to Puma Biotechnology, Inc. 2011 Incentive Award Plan	8-K	10.2	6/14/2017

10.2(f)#	Puma Biotechnology, Inc. 2017 Employment Inducement Incentive Award Plan	S-8	99.1	5/31/2017

10.2(g)#	Form of Stock Option Grant Notice and Stock Option Agreement, issued pursuant to the 2011 Incentive Award Plan	10-K	10.5	3/29/2012

10.2(h)#	Form of Chief Executive Officer Stock Option Grant Notice and Stock Option Agreement, issued pursuant to the 2011 Incentive Award Plan	10-K	10.6	3/29/2012

10.2(i)#	Form of Performance Share Award Agreement, issued pursuant to the 2011 Incentive Award Plan	10-K	10.2(d)	3/3/2014

10.2(j)#	Form of Restricted Stock Unit Award Agreement, issued pursuant to the 2011 Incentive Award Plan	8-K	10.1	10/17/2016

10.2(k)+#	Form of Stock Option Grant Notice and Stock Option Agreement, issued pursuant to the 2017 Employment Inducement Incentive Award Plan

Exhibit		Incorporation by Reference
No.		Form	Exhibit	Filing Date

10.3(a)	Registration Rights Agreement, dated October 4, 2011, by and among Puma, the investors listed on Exhibit A attached thereto and the Company	8-K/A	10.5	12/16/2011

10.3(b)	Amendment No. 1 to Registration Rights Agreement	8-K	10.2	11/23/2011

10.4#	Letter Agreement, dated October 21, 2011, between the Company and Charles Eyler	8-K	10.2	10/27/2011

10.5(a)	Office Lease by and between the Company and CA – 10880 Wilshire Limited Partnership, executed on December 7, 2011	8-K	10.1	12/13/2011

10.5(b)	First Amendment to the Office Lease, dated as of November 28, 2012, by and between the Company and CA – 10880 Wilshire Limited Partnership	10-K	10.13(B)	4/1/2013

10.5(c)	Second Amendment to the Office Lease, dated as of December 3, 2013, by and between the Company and CA – 10880 Wilshire Limited Partnership	10-K	10.6(c)	3/3/2014

10.5(d)	Third Amendment to the Office Lease, dated as of March 18, 2014, by and between the Company and CA – 10880 Wilshire Limited Partnership	10-K	10.5(d)	3/2/2015

10.5(e)	Fourth Amendment to the Office Lease, dated as of July 31, 2015, by and between the Company and CA – 10880 Wilshire Limited Partnership	10-Q	10.1	11/9/2015

10.6#	Employment Agreement, dated January 19, 2012, by and between the Company and Alan H. Auerbach	8-K	10.1	1/24/2012

10.7(a)	Office Lease by and between DWF III Gateway, LLC and the Company, executed June 7, 2012	8-K	10.1	6/13/2012

10.7(b)	First Amendment to Lease, dated as of May 19, 2014, by and between DWF III Gateway, LLC and Puma Biotechnology, Inc.	8-K	10.1	5/23/2014

10.7(c)	Second Amendment to Lease, dated as of June 10, 2014, by and between DWF III Gateway, LLC and Puma Biotechnology, Inc.	10-Q	10.2	8/10/2015

10.7(d)	Third Amendment to Lease, dated as of July 21, 2015, by and between PR 707 Gateway, LLC (as sucessor in interest to DWF III Gateway, LLC) and the Company	10-Q	10.2	11/9/2015

10.8#	Letter Agreement, dated May 2, 2012, between the Company and Richard P. Bryce	8-K	10.1	6/26/2012

10.9#	Form of Indemnification Agreement	S-1/A	10.17	10/15/2012

10.10#	Non-Employee Director Compensation Program	10-Q	10.3	8/9/2017

10.11#	Letter Agreement, dated August 21, 2015, between the Company and Steven Lo	10-Q	10.3	11/9/2015

10.12#	Letter Agreement, dated May 24, 2016, between the Company and Robert Charnas	10-Q	10.2	8/9/2016

10.13+*	License Agreement, dated November 20, 2017, by and between the Company and Specialised Therapeutics Asia Pte Ltd.

10.14(a)+*	Loan and Security Agreement dated October 31, 2017, by and among the Company, Silicon Valley Bank, as administrative and collateral agent, and the lenders party thereto from time to time

10.14(b)+*	Form of Secured Promissory Note (included as Exhibit D to Exhibit 10.14(a))

Exhibit		Incorporation by Reference
No.		Form	Exhibit	Filing Date

10.15+#	Letter Agreement, dated December 8, 2017, between the Company and Douglas Hunt

21.1+	Subsidiaries

23.1+	Consent of KPMG LLP

23.2+	Consent of PKF, LLP (formally PKF, Certified Public Accountants, A Professional Corporation)

24.1+	Power of Attorney (included on signature page)

31.1+	Certification of Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Principal Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Principal Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Linkbase Document

+	Filed herewith.
++	Furnished herewith.
*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
#	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2018.

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

Signature	Title	Date

/s/ Alan H. Auerbach Alan H. Auerbach	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2018

/s/ Charles R. Eyler Charles R. Eyler	Senior Vice President, Finance and Administration and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2018

/s/ Michael P. Miller Michael P. Miller	Director	March 9, 2018

/s/ Jay M. Moyes Jay M. Moyes	Director	March 9, 2018

/s/ Adrian M. Senderowicz Adrian M. Senderowicz	Director	March 9, 2018

/s/ Troy E. Wilson Troy E. Wilson	Director	March 9, 2018

/s/ Frank Zavrl Frank Zavrl	Director	March 9, 2018

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Puma Biotechnology, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Puma Biotechnology, Inc. and subsidiary (the Company) as of December 31, 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on  criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Los Angeles, California
March 9, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Puma Biotechnology, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Puma Biotechnology, Inc. and Subsidiary (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years ended 2016 and 2015. We also have audited Puma Biotechnology, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework - 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Puma Biotechnology, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Puma Biotechnology, Inc. and Subsidiary as of December 31, 2016, and the results of its operations, comprehensive loss, changes in stockholders’ equity and its cash flows for each of the two years ended 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Puma Biotechnology, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework - 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

San Diego, California	/s/ PKF, LLP
March 1, 2017	PKF, LLP
(formerly PKF Certified Public Accountants A Professional Corporation)

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$81,698	$194,494
Marketable securities	—	34,982
Accounts receivable, net	9,670	—
Inventory	2,029	—
Prepaid expenses and other, current	12,997	6,998
Total current assets	106,394	236,474
Property and equipment, net	4,470	5,153
Prepaid expenses and other, long-term	1,989	6,846
Intangible assets, net	48,355	—
Restricted cash	4,317	4,317
Total assets	$165,525	$252,790
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,692	$20,035
Accrued expenses	30,648	17,426
Total current liabilities	58,340	37,461
Deferred rent	5,406	5,505
Long term debt	48,477	—
Total liabilities	112,223	42,966
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock - $.0001 par value; 100,000,000 shares authorized; 37,594,851 shares issued and outstanding at December 31, 2017 and 36,826,010 issued and outstanding at December 31, 2016	4	4
Additional paid-in capital	1,142,213	1,006,344
Receivable from exercise of stock options	(449)	—
Accumulated other comprehensive loss	—	(13)
Accumulated deficit	(1,088,466)	(796,511)
Total stockholders' equity	53,302	209,824
Total liabilities and stockholders' equity	$165,525	$252,790

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2017	2016	2015
Revenue:
Product revenue, net	$26,185	$—	$—
License revenue	1,500	—	—
Total revenue	27,685	—	—
Operating costs and expenses:
Cost of sales	5,572	—	—
Selling, general and administrative	106,693	53,798	31,808
Research and development	207,810	222,798	208,472
Total operating expense	320,075	276,596	240,280
Loss from operations	(292,390)	(276,596)	(240,280)
Other (expenses) income:
Interest income	1,256	958	971
Interest expense	(720)	—	—
Other (expenses) income	(101)	(373)	25
Total other (expenses) income	435	585	996
Net loss	$(291,955)	$(276,011)	$(239,284)
Net loss applicable to common stock	$(291,955)	$(276,011)	$(239,284)
Net loss per common share—basic and diluted	$(7.85)	$(8.29)	$(7.45)
Weighted-average common shares outstanding—basic and diluted	37,169,678	33,295,114	32,126,094

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Net loss	$(291,955)	$(276,011)	$(239,284)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	13	134	(52)
Comprehensive loss	$(291,942)	$(275,877)	$(239,336)

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

				Receivables	Accumulated
			Additional	from	Other
	Common Stock		Paid-in	the Exercises	Comprehensive	Accumulated
	Shares	Amount	Capital	of Options	Income (Loss)	Deficit	Total
Balance at December 31, 2014	30,548,309	$3	$399,191	$(835)	$(95)	$(281,216)	$117,048
Stock-based compensation	—	—	94,934	—	—	—	94,934
Exercises of stock options	757,038	—	27,393	835	—	—	28,228
Issuance of performance shares	11,495	—	—	—	—	—	—
Issuance of common stock through equity placement at $190.00 per share, net of issuance costs	1,150,000	—	205,133	—	—	—	205,133
Unrealized gain on available- for-sale securities	—	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	—	(239,284)	(239,284)
Balance at December 31, 2015	32,466,842	3	726,651	—	(147)	(520,500)	206,007
Stock-based compensation	—	—	117,264	—	—	—	117,264
Exercises of stock options	46,668	—	576	—	—	—	576
Issuance of common stock through equity placement at $40.00 per share, net of issuance costs	4,312,500	1	161,853	—	—	—	161,854
Unrealized gain on available- for-sale securities	—	—	—	—	134	—	134
Net loss	—	—	—	—	—	(276,011)	(276,011)
Balance at December 31, 2016	36,826,010	4	1,006,344	—	(13)	(796,511)	209,824
Stock-based compensation	—	—	108,735	—	—	—	108,735
Shares issued or RSUs vested under employee stock plans	768,841	—	27,134	(449)	—	—	26,685
Unrealized gain on available- for-sale securities	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	(291,955)	(291,955)
Balance at December 31, 2017	37,594,851	$4	$1,142,213	$(449)	$—	$(1,088,466)	$53,302

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Operating activities:
Net loss	$(291,955)	$(276,011)	$(239,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,811	1,149	776
Built-out allowance received from landlord	—	2,997	179
Stock-based compensation	108,735	117,264	94,934
Disposal of leasehold improvements	—	368	—
Changes in operating assets and liabilities:
Accounts receivable, net	(9,670)	—	—
Inventory	(2,029)	—	—
Other receivables	—	—	1,760
Prepaid expenses and other	(1,142)	3,413	(958)
Accounts payable	7,657	2,231	2,806
Accrued expenses	13,222	2,787	(14,805)
Accrual of deferred rent	(99)	4,112	124
Net cash used in operating activities	(172,470)	(141,690)	(154,468)
Investing activities:
Intangible assets	(50,000)	—	—
Purchase of property and equipment	(431)	(4,287)	(1,002)
Restricted cash	—	(4)	(3,098)
Expenditures for leasehold improvements	—	(2,997)	(179)
Purchase of available-for-sale securities	(79,729)	(81,794)	(214,806)
Sale/maturity of available-for-sale securities	114,724	231,267	133,222
Net cash provided by (used in) investing activities	(15,436)	142,185	(85,863)
Financing activities:
Net proceeds from issuance of common stock	—	161,854	205,133
Net proceeds from shares issued under employee stock plans	26,685	576	28,228
Debt issuance costs	(1,575)	—	—
Proceeds from long term debt	50,000	—	—
Net cash provided by financing activities	75,110	162,430	233,361
Net (decrease) increase in cash and cash equivalents	(112,796)	162,925	(6,970)
Cash and cash equivalents, beginning of period	194,494	31,569	38,539
Cash and cash equivalents, end of period	$81,698	$194,494	$31,569

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases in accounts payable	$27	$—	$—
Receivables related to stock option exercises	$449	$—	$—
Supplemental disclosure of cash flow information:
Interest paid	$334	$—	$—

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation:

Business:

Puma Biotechnology, Inc., or the Company, is a biopharmaceutical company based in Los Angeles, California with a focus on the development and commercialization of innovative products to enhance cancer care. The Company in-licenses the global development and commercialization rights to three drug candidates—PB272 (neratinib (oral)), PB272 (neratinib (intravenous)) and PB357. Neratinib is a potent irreversible tyrosine kinase inhibitor that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4. Currently, the Company is primarily focused on the development and commercialization of the oral version of neratinib, and its most advanced drug candidates are directed at the treatment of HER2-positive breast cancer. The Company believes that neratinib has clinical application in the treatment of several other cancers as well, including non-small cell lung cancer and other tumor types that over-express or have a mutation in HER2.

In November 2012, the Company established and incorporated Puma Biotechnology Ltd., a wholly owned subsidiary, for the sole purpose of serving as the Company’s legal representative in the United Kingdom and the European Union in connection with the Company’s clinical trial activity in those countries.

Basis of Presentation:

The Company is focused on developing and commercializing neratinib for the treatment of patients with human epidermal growth factor receptor type 2, or HER2-positive, breast cancer, HER2 mutated non-small cell lung cancer, HER2-negative breast cancer that has a HER2 mutation and other solid tumors that have an activating mutation in HER2.  The Company has reported a net loss of approximately $292.0 million and negative cash flows from operations of approximately $172.5 million for the year ended December 31, 2017.  Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities through the drug development process and early commercialization.

The Company has incurred significant operating losses and negative cash flows from operations since its inception, which raises substantial doubt about its ability to continue as a going concern.  On July 17, 2017, the Company received U.S. Food and Drug Administration, or FDA, approval for its first product, NERLYNX® (neratinib), formerly known as PB272 (neratinib (oral)), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy.  Following FDA approval in July 2017, NERLYNX became available by prescription in the United States, and the Company has commenced commercialization. The Company is exploring methods by which to commercially launch neratinib in the European Union should approval be granted by the European Medicines Agency, or EMA.  In addition, the Company is required to make substantial payments to Pfizer upon the achievement of certain milestones, some of which may occur within one year from the date the financial statements are issued, and has contractual obligations for clinical trial contracts, some of which are expected to require payment within one year from the date the financial statements are issued (see Note 11).  Commercialization in the United States, and if approved, in the European Union, may require funding in addition to the cash and cash equivalents and marketable securities totaling approximately $81.7 million available at December 31, 2017.  While the consolidated financial statements have been prepared on a going concern basis, the Company continues to remain dependent on its ability to obtain sufficient funding to sustain operations and successfully commercialize neratinib in the United States, and, if approved, launch in the European Union.  While the Company has been successful in raising financing in the past, there can be no assurance that it will be able to do so in the future.  The Company’s ability to obtain funding may be adversely impacted by uncertain market conditions, unfavorable decisions of regulatory authorities or adverse clinical trial results.  The outcome of these matters cannot be predicted at this time.  The Company’s continued operations will depend on its ability to successfully commercialize NERLYNX, the Company’s only product, and to obtain additional capital through various potential sources, such as equity and debt financing.

Since its inception through December 31, 2017, the Company’s financing has primarily been through public offerings of Company common stock, private equity placements and a debt financing. The Company sold shares of its common stock through an underwritten public offering in October 2016 (see Note 8), through which the Company received net proceeds of approximately $161.9 million.  On October 31, 2017, the Company entered into a loan agreement with Silicon Valley Bank and Oxford Finance for a term loan of up to $100.0 million, dependent upon the achievement of certain milestones (see Note 7).

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

Note 2—Significant Accounting Policies:

The significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

Financial Instruments

The carrying value of financial instruments, such as cash equivalents, accounts receivable and accounts payable, approximate their fair value because of their short-term nature. The carrying value of long-term debt approximates its fair value as the principal amounts outstanding are subject to variable interest rates that are based on market rates which are regularly reset.

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

Significant estimates include estimates for variable consideration for which reserves were established.  These estimates are included in the calculation of net revenues and include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its customers, payors, and other indirect customers relating to the Company’s sale of its products.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Investment Securities:

The Company classifies all investment securities (short term and long term) as available-for-sale, as the sale of such securities may be required prior to maturity to implement management’s strategies. These securities are carried at fair value, with the unrealized gains and losses, reported as a component of accumulated other comprehensive loss in stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.  A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary results in the revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned.

License Fees and Intangible Assets:

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

The Company maintains definite-lived intangible assets related to the Licensor agreement. These assets are amortized over their remaining useful lives, which are estimated based on the shorter of the remaining patent life or the estimated useful life of the underlying product. Intangible assets are amortized using the economic consumption method if anticipated future revenues can be reasonably estimated. The straight-line method is used when future revenues cannot be reasonably estimated. Amortization costs are recorded as part of cost of sales.

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. In connection with the FDA approval of NERLYNX in July 2017, the Company triggered a one-time milestone payment pursuant to its 2014 license agreement with Pfizer Inc., or the Licensor. The Company capitalized the milestone payment as an intangible asset and is amortizing the asset to cost of sales on a straight-line basis over the estimated useful life of the licensed patent through 2030. The Company recorded amortization expense related to its intangible asset of $1.6 million for the year ended December 31, 2017. As of December 31, 2017, estimated future amortization expense related to the Company’s intangible asset was approximately $3.9 million for each year starting 2018 through 2029, and $1.0 million for 2030.

Royalties:

Royalties incurred in connection with the Company’s license agreement with the Licensor, as disclosed in Note 11-Commitments and Contingencies, are expensed to cost of sales as revenue from product sales is recognized.

Inventory:

The Company values its inventories at the lower of cost and estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within the cost of sales. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded as a cost of sales in the consolidated statements of operations and comprehensive loss.

The Company capitalizes inventory costs associated with the Company’s products after regulatory approval, if any, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Inventory acquired prior to receipt of marketing approval of a product candidate is recorded as research and development expense as incurred. Inventory that can be used in either the production of clinical or commercial product is recorded as research and development expense when selected for use in a clinical trial. Starter kits, provided to patients prior to insurance approval, are expensed by the Company to sales and marketing expense as incurred.

As of December 31, 2017, the Company’s inventory balance consisted primarily of raw materials purchased subsequent to FDA approval.

Revenue Recognition:

The Company adopted Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“Topic 606”) on January 1, 2017.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements, and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. The Company had no contracts with customers until the FDA approved NERLYNX on July 17, 2017.  Subsequent to receiving FDA approval, the Company entered into a limited number of arrangements with specialty pharmacies (“SPs”) and specialty distributors (“SDs”) in the United States, referred to as the Customers, to distribute NERLYNX. These arrangements are the Company’s initial contracts with customers.  The Company has determined that these sales channels with customers are similar.

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

Product Revenue, Net:

The Company sells NERLYNX to a limited number of SPs and SDs in the United States. These Customers subsequently resell the Company’s products to patients and certain medical centers or hospitals. In addition to distribution agreements with Customers, the Company enters into arrangements with health care providers and payors that provide for government mandated and/or privately negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products.

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

If taxes should be collected from Customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the year ended December 31, 2017.

Product revenue from each of our customers who individually accounted for 10% or more of total revenues consisted of the following:

December 31, 2017
Customer A	38%
Customer B	23%
Customer C	13%

License Revenue:

The Company also recognizes license revenue under certain of the Company’s license agreements that are within the scope of ASC 606. The terms of these agreements may contain multiple performance obligations, which may include licenses and research and development activities. The Company evaluates these agreements under ASC 606 to determine the distinct performance obligations.

Prior to recognizing revenue, the Company makes estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration may include nonrefundable upfront license fees, payments for research and development activities, reimbursement of certain third-party costs, payments based upon the achievement of specified milestones, and royalty payments based on product sales derived from the collaboration.

If there are multiple distinct performance obligations, the Company allocates the transaction price to each distinct performance obligation based on its relative standalone selling price. The standalone selling price is generally determined based on the prices charged to customers or using expected cost plus margin. Revenue is recognized by measuring the progress toward complete satisfaction of the performance obligations using an input measure.

Reserves for Variable Consideration:

Revenue from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its Customers, payors, and other indirect customers relating to the Company’s sale of its products. These reserves, as detailed below, are based on the related sales, and are classified as reductions of accounts receivable  or a current liability. These estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method in Topic 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2017 and, therefore, the transaction price was not reduced further during the year ended December 31, 2017. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances:

The Company generally provides Customers with discounts which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. The reserve for discounts is established in the same period that the related revenue is recognized, as well as reductions to trade receivables, net on the consolidated balance sheets. In addition, the Company compensates its Customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through December 31, 2017.

Product Returns:

Consistent with industry practice, the Company offers the SPs and SDs limited product return rights for damaged and expiring product, provided it is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well a reduction to trade receivables, net on the consolidated balance sheets. The Company currently estimates product returns using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company has an insignificant amount of returns to date and believes that returns of its products will continue to be minimal.

Provider Chargebacks and Discounts:

Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. The reserve for chargebacks is established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by Customers, and the Company generally issues payments for such amounts within a few weeks of the Customer’s notification to the Company of the resale. Reserves for chargebacks consist of payments that the Company expects to issue for units that remain in the distribution channel at each reporting period-end that the Company expects will be sold to qualified healthcare providers, and chargebacks that Customers have claimed, but for which the Company has not yet issued a payment.

Government Rebates:

The Company is subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.

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

Other Incentives:

Other incentives which the Company offers include voluntary patient assistance programs, such as the co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue, but remains in the distribution channel at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets.

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

Following are the major categories of assets measured at fair value on a recurring basis as of December 31, 2017 and 2016, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

December 31, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents	$81,698	$—	$—	$81,698
	$81,698	$—	$—	$81,698

December 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents	$188,543	$—	$—	$188,543
Commercial paper	—	5,998	—	5,998
Marketable securities - corporate bonds	—	28,984	—	28,984
	$188,543	$34,982	$—	$223,525

The Company’s investments in commercial paper, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
December 31, 2017	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$81,698	$—	$—	$81,698
		$81,698	$—	$—	$81,698

	Maturity	Amortized	Unrealized		Estimated
December 31, 2016	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$188,543	$—	$—	$188,543
Commercial paper	Less than 1	5,998	—	—	5,998
Marketable securities - corporate bonds	Less than 1	28,997	—	(13)	28,984
		$223,538	$—	$(13)	$223,525

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at December 31, 2017, were approximately $86.7 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

The Company sells its products in the United States primarily through SPs and SDs. Therefore, wholesale distributors and large pharmacy chains account for a large portion of its trade receivables and net product revenues. The creditworthiness of its customers is continuously monitored, and the Company has internal policies regarding customer credit limits. The Company estimates an allowance for doubtful accounts primarily based on the credit worthiness of our customers, historical payment patterns, aging of receivable balances and general economic conditions.

The Company’s success depends on the ability to successfully commercialize NERLYNX.  The Company currently has a single product with limited commercial sales experience, which makes it difficult to evaluate the current business, predict the future prospects and forecast financial performance and growth. The Company has invested a significant portion of its efforts and financial resources in the development and commercialization of the lead product, NERLYNX, which was approved by the FDA for the extended adjuvant treatment of early stage, HER2-positive breast cancer in the United States on July 17, 2017, and expect NERLYNX to constitute the vast majority of product revenue for the foreseeable future. The Company’s success depends on its ability to effectively commercialize.

The Company relies exclusively on third parties to formulate and manufacture NERLYNX and its drug candidates. The commercialization of NERLYNX and any other drug candidates, if approved, could be stopped, delayed or made less profitable if those third parties fail to provide sufficient quantities of product or fail to do so at acceptable quality levels or prices. The Company has no experience in drug formulation or manufacturing and does not intend to establish its own manufacturing facilities. The Company lacks the resources and expertise to formulate or manufacture NERLYNX and other drug candidates. While the drug candidates were being developed by Pfizer, both the drug substance and drug product were manufactured by third-party contractors. The Company is using the same third-party contractors to manufacture, supply, store and distribute drug supplies for clinical trials and the commercialization of NERLYNX. If the Company is unable to continue its relationships with one or more of these third-party contractors, it could experience delays in the development or commercialization efforts as it locates and qualifies new manufacturers. The Company intends to rely on one or more third-party contractors to manufacture the commercial supply of drugs.

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

Warrants:

Warrants (refer to Note 8 for further details) granted to employees are normally valued at the fair value of the instrument on the grant date and are recognized in the statement of operations over the requisite service period. When the requisite service period precedes the grant date and a market condition exists in the warrant, the Company values the warrant using the Monte Carlo Simulation Method. When the terms of the warrant become fixed, the Company values the warrant using the Black-Scholes Option Pricing Method. As allowed by ASC 718 for companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility is based on the average volatilities of a sampling of eight to nine companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant valuation. In determining the value of the warrant until the terms are fixed, the Company factors in the probability of the market condition occurring and several possible scenarios. When the requisite service period precedes the grant date and is deemed to be complete, the Company records the fair value of the warrant at the time of issuance as an equity stock-based compensation transaction. The grant date is determined when all pertinent information, such as exercise price and quantity are known.

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

Income Taxes:

The Company follows ASC 740, Income Taxes, or ASC 740, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2017, the Company has established a reserve of 20% of its research and development (“R&D”) credit carryover balance.

On December 22, 2017, H.R. 1/Public Law No. 115-97 known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. The effects of this new federal legislation are recognized upon enactment, which is the date a bill is signed into law. The Act includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% (as the top corporate tax rate) to 21%.  As a result of the Tax Act, the Company has revalued its net deferred tax assets as of December 31, 2017 to reflect the rate reduction.

Pursuant to the SEC Staff Accounting Bulletin ("SAB") No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), a company may select between one of three scenarios to determine a reasonable estimate arising from the Tax Act. Those scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed. The Company was able to provide a reasonable estimate for the revaluation of deferred taxes by recording a net tax provision of $141.1 million in the period ending December 31, 2017, which is offset by a full valuation allowance. Other impacts of the Act including, but not limited to, a limitation of the deduction for net operating losses, expensing of qualified property and additional limitations on the deductibility of executive compensation are not expected to have a material impact to the financial statement presentation or disclosures. The final impact of the Tax Act may be different from the provisional amounts reported due to changes in interpretations and assumptions of the current guidance available as well as the issuance of new regulatory guidance in the future. The Company anticipates the full financial impact will be determined at the time its 2017 U.S. corporate income tax return is filed in 2018.

Segment Reporting:

Management has determined that the Company operates in one business segment which is the development and commercialization of innovative products to enhance cancer care.

Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods presented as required by ASC 260, Earnings per Share. Diluted earnings per common share are the same as basic earnings per share because the assumed exercise of the Company’s outstanding options are anti-dilutive. For the year ended December 31, 2017, potentially dilutive securities excluded from the calculations were 6,134,513 shares issuable upon exercise of options, 1,637,662 shares issuable upon the vesting of restricted stock units and 2,116,250 shares issuable upon exercise of a warrant. For the years ended December 31, 2016 and 2015, potentially dilutive securities excluded from the earnings per common share calculation were 9,325,381 and 7,668,007 shares, respectively, issuable upon exercise of options and warrants or issuable as performance awards.

Recently Issued Accounting Standards:

In May 2014, the Financial Accounting Standards Board (“FASB”), issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB has subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards are effective for interim and annual periods beginning on January 1, 2018, but could have been adopted early beginning January 1, 2017. The Company has chosen to adopt this standard as of January 1, 2017 as it began to generate revenue, with no revenue recognized in prior years. The Company has also identified and implemented changes to its accounting policies, business processes, and internal controls to support the new accounting and disclosure requirements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the condensed consolidated financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-01 will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-02, Leases. The amendments in ASU 2016-02 will require organizations that lease assets, with lease terms of more than 12 months, to recognize on their balance sheet the assets and liabilities for the rights and obligations created by those leases. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, ASU No. 2016-

02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently in the process of evaluating the impact of ASU 2016-02 on the Company’s outstanding leases and expects that adoption will have an impact on the consolidated balance sheets related to recording right-of-use assets and corresponding lease liabilities.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which was intended to simplify various aspects of accounting for share-based payment transactions. The new guidance requires immediate recognition of all excess tax benefits and deficiencies in the income statement; requires classification of excess tax benefits as an operating activity as opposed to a financing activity in the statements of cash flows; requires the classification of cash paid by an employer when directly withholding shares for tax-withholding purposes be classified as a financing activity on the statements of cash flows; and allows the Company to make an accounting policy election to either estimate the number of awards expected to vest or account for forfeitures when they occur. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual reporting periods. The Company applied an accounting policy election to estimate forfeitures and then true up actual forfeitures as they occur.  Because this treatment was in line with the Company’s current treatment of forfeitures, the impact was insignificant as of December 31, 2017. This adoption resulted in a one-time net increase to the net operating losses deferred tax asset and the corresponding valuation allowance of $184.1 million at the federal and state level, which is a primarily cumulative adjustment for the previously unrecognized windfall tax benefits related to previous vesting and exercises of stock-based awards.  The Company applied this standard in the first quarter of 2017 using the modified retrospective transition method of adoption.  Due to the full valuation allowance on the deferred tax assets, the adoption did not have any impact on the Company’s consolidated financial statements on the adoption date.  In addition, under the new standard, the Company will prospectively reflect the tax deficiencies and benefits as an operating activity, rather than as a financing activity under the previous standard, in the Company’s Consolidated Statements of Cash Flows.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value, and eliminates current GAAP options for measuring market value. ASU 2015-11 defines realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 was adopted by the Company in fiscal year 2017, and interim periods therein without a material impact to the financial statements. The Company measures its inventory at the lower of cost and net realizable value.

Note 3—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following at December 31 (in thousands):

	December 31, 2017	December 31, 2016
Current:
CRO services	$7,188	$3,471
Other clinical development	878	1,069
Insurance	1,306	1,159
Other	3,625	1,299
	12,997	6,998
Long-term:
CRO services	860	5,077
Other clinical development	886	1,243
Insurance	26	40
Other	217	486
	1,989	6,846
Totals	$14,986	$13,844

Note 4—Property and Equipment:

Property and equipment consisted of the following at December 31 (in thousands):

Property and Equipment:	December 31, 2017	December 31, 2016
Leasehold improvements	$3,878	$3,878
Computer equipment	2,147	1,822
Telephone equipment	302	256
Furniture and fixtures	2,206	2,146
	8,533	8,102
Less: accumulated depreciation and amortization	(4,063)	(2,949)
Totals	$4,470	$5,153

Note 5—Intangible Assets:

Intangible assets consisted of the following at December 31 (in thousands):

	December 31, 2017	Estimated useful life
Acquired and in-licensed rights	$50,000	13 Years
Less: accumulated amortization	(1,645)
Total intangible asset, net	$48,355

Estimated future intangible amortization expense as of December 31, 2017 is as follows (in thousands):

2018	$3,947
2019	3,947
2020	3,947
2021	3,947
2022	3,947
Thereafter	28,620
Total	$48,355

Note 6—Accrued Expenses:

Accrued expenses consisted of the following at December 31 (in thousands):

	December 31, 2017	December 31, 2016
Accrued CRO services	$8,335	$6,609
Accrued other clinical development	3,438	7,015
Accrued legal fees	2,046	706
Accrued compensation	2,797	1,986
Accrued bonus	3,376	1,072
Accrued royalties	3,922	—
Other	6,734	38
Totals	$30,648	$17,426

Accrued CRO services represent the Company’s estimate of such costs and will be adjusted in the period the actual costs become known. Accrued compensation includes estimated bonus and earned but unused vacation for full-time employees. When actual performance bonuses are paid out to employees, the bonus expense will be adjusted to reflect the actual expense for the year. Additionally, vacation is accrued at the rate the employee earns vacation and reduced as vacation is used by the employee and accrued royalties represent royalties incurred in connection with the Company’s license agreement with the Licensor.

Note 7—Debt:

Long term debt consisted of the following at December 31, 2017 (in thousands):

	Twelve Months Ended	Maturity Date
Long term debt	$50,000	October 31, 2022
Less: deferred financing costs	(1,523)
Total long term debt, net	$48,477

On October 31, 2017 (the “Effective Date”), the Company entered into a loan and security agreement (the “credit facility”) with Silicon Valley Bank, as administrative and collateral agent (“SVB”), and the lenders party thereto from time to time, including Oxford Finance LLC and SVB, pursuant to which the lenders agreed to make term loans available to the Company in an aggregate amount of $100 million, consisting of (i) an aggregate amount of $50 million available on the Effective Date and (ii) an aggregate amount of $50 million available to be drawn at the Company’s option between March 31, 2018 and June 30, 2018, provided the Company has achieved a specified minimum revenue milestone and no event of default is occurring. Proceeds from the term loans may be used for working capital and general business purposes. The credit facility is secured by substantially all of the Company’s personal property other than its intellectual property. We also pledged 65% of the issued and outstanding capital stock of its subsidiary, Puma Biotechnology Ltd. The credit facility limits its ability to grant any interest in its intellectual property to certain permitted licenses and permitted encumbrances set forth in the agreement.

The term loans under the credit facility bear interest at an annual rate equal to the greater of (i) 7.75% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.5%. The Company is required to make monthly interest-only payments on each outstanding term loan commencing on the first calendar day of the calendar month following the funding date of such term loan, and continuing on the first calendar day of each calendar month thereafter through December 1, 2019. Commencing on December 1, 2019, and continuing on the first calendar day of each calendar month thereafter, the Company is required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears to each lender, calculated pursuant to the credit facility. All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on October 31, 2022. Upon repayment of the term loans, the Company is also required to make a final payment to the lenders equal to 7.5% of the original principal amount of term loans funded.

At the Company’s option, it may prepay the outstanding principal balance of any term loan in whole but not in part, subject to a prepayment fee of 2.0% of any amount prepaid if the prepayment occurs through and including the first anniversary of the funding date of such term loan, or 1.0% of the amount prepaid if the prepayment occurs after the first anniversary of the funding date of such term loan through and including the second anniversary of the funding date of such term loan.

The credit facility includes affirmative and negative covenants applicable to the Company, its current subsidiary and any subsidiaries it may create in the future. The affirmative covenants include, among others, covenants requiring the Company to maintain its corporate existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts. The Company must also achieve product revenue, measured as of the last day of each fiscal quarter on a trailing three-month basis, that is (i) greater than or equal to 70% of its revenue target set forth in its board-approved projections for the 2017 fiscal year, (ii) greater than or equal to 50% of its revenue target set forth in its board-approved projections for the 2018 fiscal year, and (iii) greater than or equal to 50% of its revenue target set forth in its board-approved projections for the 2019 fiscal year. New minimum revenue levels will be established for each subsequent fiscal year by mutual agreement of the Company, SVB, as administrative agent, and the lenders. The negative covenants include, among others, restrictions on the Company’s transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions.

The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide SVB, as collateral agent, with the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facilities, including its cash. These events of default include, among other things, any failure by the Company to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $500,000 and one or more judgments against the Company in an amount greater than $500,000 individually or in the aggregate.

Note 8—Stockholders’ Equity:

Common Stock:

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

The Company issued 557,080, 46,668, and 757,038 shares of common stock upon exercise of stock options during the years ended December 31, 2017, 2016 and 2015, respectively. The Company issued 211,761 shares of common stock upon vesting of restricted stock units during the year ended December 31, 2017.

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

Warrants:

Following the October 2011 common stock offering, Alan Auerbach, the Company’s founder and chief executive officer, held approximately 21% of the 18,666,733 outstanding shares of the Company’s common stock. Pursuant to the terms of the securities purchase agreement, the Company issued an anti-dilutive warrant to Mr. Auerbach. The warrant was issued to provide Mr. Auerbach with the right to maintain ownership of at least 20% of the Company’s common stock in the event that the Company raised capital through the sale of its securities in the future.

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

Stock Options and Restricted Stock Units:

The Company’s 2011 Incentive Award Plan, or the 2011 Plan, was adopted by the Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. Through December 31, 2017, a total of 12,529,412 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

The Company awarded only “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107, or Share Based Payment. As of December 31, 2017, 7,538,925 shares of the Company’s common stock are issuable upon the exercise of outstanding awards granted under the 2011 Plan and 2,643,121 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees was estimated using the Black-Scholes Option Pricing Method (see Note 2) with the following weighted-average assumptions used during the years ended December 31:

The Company’s 2017 Employment Inducement Incentive Award Plan, or the 2017 Plan, was adopted by the board of directors on April 27, 2017.  Pursuant to the 2017 Plan, the Company may grant stock options and restricted stock units, as well as other forms of equity-based compensation to employees, as an inducement to join the Company.  The maximum term of stock options granted under the 2017 Plan is 10 years. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. As of December 31, 2017, a total of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the 2017 Plan.  As of December 31, 2017, 233,250 shares have been awarded under the 2017 Plan.

	2017	2016
Dividend yield	0.0%	0.0%
Expected volatility	70.2%	68.1%
Risk-free interest rate	2.0%	1.7%
Expected life in years	5.83	5.80

Employee stock-based compensation was as follows for the years ended December 31 (in thousands except per share data):

	Twelve Months Ended December 31,
	2017	2016	2015
Stock-based compensation:
Options -
Research and development, or R&D	$67,299	$88,049	$76,995
Selling, general and administrative, or SG&A	23,024	25,043	17,166
Performance shares - R&D	—	(528)	773
Restricted stock units -
Selling, general and administrative, or SG&A	8,170	1,580	—
Research and development, or R&D	10,242	3,120	—
Total stock-based compensation expense	$108,735	$117,264	$94,934

Activity with respect to options granted under the 2011 and 2017 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	3,978,126	$89.55	8.7	$431,635
Granted	2,606,183	$117.62	9.4	—
Forfeited	(277,140)	$177.98	—	—
Exercised	(757,038)	$36.19	—	$102,149
Expired	(7,846)	$105.42
Outstanding at December 31, 2015	5,542,285	$105.59	8.6	$87,632
Granted	1,658,465	$42.34	9.3
Forfeited	(446,544)	$122.50
Exercised	(43,751)	$13.16		$1,360
Expired	(131,933)	$185.10
Outstanding at December 31, 2016	6,578,522	$87.52	8.0	$18,442
Granted	519,791	$38.87	8.4
Forfeited	(285,377)	$50.11
Exercised	(557,080)	$48.71		$27,185
Expired	(121,343)	$125.40
Outstanding at December 31, 2017	6,134,513	$87.91	7.2	$220,060
Nonvested at December 31, 2017	1,788,436	$55.52	8.6	$82,445
Exercisable at December 31, 2017	4,346,077	$101.24	6.6	$137,615

At December 31, 2017, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $51.3 million, which is expected to be recognized over a weighted-average period of 1.3 years. At December 31, 2017, the total estimated unrecognized employee compensation cost related to non-vested restricted stock units was approximately $116.0 million, which is expected to be recognized over a weighted-average period of 2.6 years.  The weighted-average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015, was $24.30, $25.69 and $68.30 per share, respectively.  The weighted average grant date fair value of restricted stock units awarded during the year ended December 31, 2017 was $94.93.

		Weighted
		Average
		Grant-Date
Stock options	Shares	Fair Value
Nonvested shares at December 31, 2015	3,572,202	$73.59
Granted	1,658,465	25.69
Vested/Issued	(1,678,040)	77.69
Forfeited	(446,544)	73.22
Nonvested shares at December 31, 2016	3,106,083	47.78
Granted	519,791	24.30
Vested/Issued	(1,552,061)	59.76
Forfeited	(285,377)	30.21
Nonvested shares at December 31, 2017	1,788,436	$33.37

		Weighted
		Average
		Grant-Date
Restricted stock units	Shares	Fair Value
Nonvested shares at December 31, 2015	-	$-
Granted	640,644	54.35
Vested/Issued	(2,917)	54.35
Forfeited	(7,219)	54.35
Nonvested shares at December 31, 2016	630,508	54.35
Granted	1,277,081	94.93
Vested/Issued	(211,761)	55.17
Forfeited	(58,166)	63.02
Nonvested shares at December 31, 2017	1,637,662	$85.58

Note 9—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $0.9 million, $1.0 million and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 10—Income Taxes:

We did not have any provision for income taxes for the years ended December 31, 2017, 2016 and 2015.

Temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes give rise to the Company’s deferred income taxes. The components of the Company’s net deferred tax assets as of December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Deferred tax assets—2017:
Net operating loss carry forwards	$257,121	$209,308
Business credit carryforwards	29,695	21,256
Organization costs	180	177
Compensation	76,423	84,341
Deferred rent - leasehold improvement	680	1,194
Other	806	997
	364,905	317,273
Deferred tax liabilities	(758)	(1,269)
Total deferred tax assets	364,147	316,004
Valuation allowance	(364,147)	(316,004)
Net deferred tax assets	$—	$—

As the ultimate realization of the potential benefits of the Company’s deferred tax assets is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances. Accordingly, the Company did not recognize any benefit from income taxes in the accompanying Consolidated Statements of Operations to offset its pre-tax losses. The valuation allowance increased $48.1 million and $106.2 million for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017, the Company had federal and state net operating loss carryforwards respectively of approximately $923.0 million and $870.0 million, which will begin to expire in 2027 and 2030. At December 31, 2017, the Company also has federal research and development credit carryforwards of approximately $19.1 million.  If not utilized, the carryforwards will begin expiring in 2032. The Company has state research and development credit carryforwards or approximately $13.2 million which do not expire.  Pursuant to the Internal Revenue Code, Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards could be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not yet performed an assessment on the potential limitation on net operating loss and credit carryforwards.

The provision (credit) for income taxes in the accompanying Consolidated Statements of Operations differs from the amount calculated by applying the statutory income tax rate to income (loss) from continuing operations before income taxes. The primary components of such differences are as follows as of December 31 (in thousands):

	2017	2016	2015
Tax computed at the federal statutory rate	$(99,234)	$(93,839)	$(81,356)
State taxes	(15,890)	(15,693)	(16,620)
Permanent items	(1,404)	6,152	4,225
R&D credits	(6,217)	(2,728)	(5,029)
Deferred tax asset adjustment	6,805	—	—
Other	(20)	(113)	(2,571)
Impact of federal statutory rate change related to the 2017 Tax Act	141,147	—	—
Change in valuation allowance	(25,187)	106,221	101,351
Total provision	$—	$—	$—

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits at December 31:.

(in thousands)	2017	2016	2015
Unrecognized tax benefits—January 1	$5,315	$4,475	$2,482
Gross decreases—tax positions in prior period	—	—	—
Gross increases—tax positions in current period	1,836	840	1,993
Unrecognized tax benefits—December 31	$7,151	$5,315	$4,475

The unrecognized tax benefits that, if recognized, would affect the effective tax rate is $7.2 million at December 31, 2017. The Company does not have tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefit will significantly increase or decrease within 12 months of the reporting date.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the federal and state jurisdictions where applicable. There are currently no pending income tax examinations. The Company’s tax years for 2007 and forward are subject to examination by the federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

Note 11—Commitments and Contingencies:

Office Leases:

On December 7, 2011, the Company, entered into a non-cancelable operating lease for office space in Los Angeles, California. The initial term of the lease is for seven years and commenced on December 10, 2011. The base rent was approximately $44,400 per month during the first year and will increase each year during the initial term, up to approximately $53,000 per month during the seventh year. The lease has an expiration date of December 9, 2018. In addition, the Company has an option to extend the lease for an additional five-year term. The lease is subject to additional charges for common area maintenance and other costs. Concurrent with the execution of the lease, the Company provided the landlord an automatically renewable stand-by letter of credit in the amount of $2,500,000. The stand-by letter of credit is collateralized by a high-yield savings account which is classified as restricted cash on the accompanying Consolidated Balance Sheets. Rent expense for the years ended December 31, 2017, 2016, and 2015, was approximately $3,879,929, $3,547,300 and $1,597,200, respectively.

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

In July 2015, the Company amended its lease to expand the rented square feet in its Los Angeles office by approximately 26,000 square feet.  The lease commenced April 1, 2016, and increased the monthly rent in the Los Angeles location by approximately $150,000 per month with annual increases of approximately 3% per year for the 10-year lease term.  The amendment also extended the term of the lease until March 2026.

In addition, in July 2015, the Company amended its office lease with to expand the rented square feet in its South San Francisco location by approximately 13,000 square feet.  The lease commenced April 1, 2016, and increased the monthly rent in the South San Francisco location by approximately $51,400 with annual increases of approximately 3% per year for the 10-year lease term.  The amendment also extended the term of the lease until March 2026.

In addition, in October 2017, the Company amended its office lease to expand the rented square feet in its Los Angeles location by approximately 14,000 square feet.  The lease commences May 1, 2018, and increases the monthly rent in the Los Angeles location by approximately $71,000 with annual increases of approximately 3.5% per year for the 9-year lease term.  The amendment also extended the term of the lease until March 2026.  The Company also plans to sublease a portion of its existing Los Angeles office space in early 2018.

Future minimum lease payments for each of the years subsequent to December 31, 2017, are as follows (in thousands):

Year Ending December 31,	Amount
2018	$4,472
2019	4,859
2020	5,141
2021	5,300
Thereafter	24,090
Total	$43,862

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

As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones totaling approximately $187.5 million if all such milestones are achieved. In connection with the FDA approval of NERLYNX in July of 2017, the Company triggered a one-time milestone payment pursuant to the agreement.    Should the Company commercialize any more of the compounds licensed from the Licensor or any products containing any of these compounds, the

Company will be obligated to pay to the Licensor annual royalties at a fixed rate in the low-to-mid teens of net sales of all such products, subject to certain reductions and offsets in some circumstances. The Company’s royalty obligation continues, on a product-by-product and country-by-country basis, until the later of (1) the last to expire licensed patent covering the applicable licensed product in such country, or (2) the earlier of generic competition for such licensed product reaching a certain level in such country or expiration of a certain time period after first commercial sale of such licensed product in such country. In the event that the Company sublicenses the rights granted to the Company under the license agreement with the Licensor to a third party, the same milestone and royalty payments are required. The Company can terminate the license agreement at will at any time after April 4, 2013, or for safety concerns, in each case upon specified advance notice.

Clinical Trial Contracts:

The Company engages with clinical research organizations and contract manufacturing organizations, or CMOs, in addition to engaging in contracts for the management of its ongoing clinical trials and pre-commercialization efforts. The Company may cancel these agreements with a 30 to 45 day written notice to the outside vendor. The Company would be obligated to pay for services rendered up to that point. The contracts also contain variable costs that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary and therefore, are not included in the table below. The contracts held by the Company as of December 31, 2017, are summarized as follows (in thousands):

Indication	Estimated Contractual Obligation as of December 31, 2017	Months Remaining on Contract
HER2 Overexpressed/Amplified Breast Cancer (Extension)	$20,323	24
HER2 Overexpressed/Amplified Breast Cancer (Licensor Legacy Clinical Trials)	1,137	12
HER2 Mutated Non-Small Cell Lung Cancer	185	12
HER2 Mutated Breast Cancer and HER2 Mutated Breast Cancer with Brain Mets	5,478	23
Metastatic & Adjuvant Breast Cancer	34,982	32
Neoadjuvant Breast Cancer	3,636	12
Preclinical Research	20,150	40
HER2 Mutated Solid Tumors	10,359	24
Other	20,736	24
Total	$116,986

Included in the above are payments to be made when milestones are reached.  As of December 31, 2017, Company obligations for potential milestone payments totaled approximately $22.2 million.  This amount will be paid by the Company if all milestones are reached and would reduce the overall contractual obligation if one or more milestone is never reached.

Legal Proceedings

The Company and certain of our executive officers were named as defendants in the lawsuits detailed below.  Due to the stage of these proceedings, the Company cannot reasonably predict the outcome, nor can it estimate the amount of loss or range of loss, if any, that may result. The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded.  An adverse outcome in these proceedings would likely not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Hsu vs. Puma Biotechnology, Inc., et. al.

On June 3, 2015, Hsingching Hsu or the “plaintiff,” individually and on behalf of all others similarly situated, filed a class action lawsuit against the Company and certain of the Company’s executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG).  On October 16, 2015, lead plaintiff Norfolk Pension Fund filed a consolidated complaint on behalf of all persons who purchased the Company’s securities between July 22, 2014 and May 29, 2015.  The consolidated complaint alleges that the Company and certain of its executive officers made false or misleading statements and failed to disclose material adverse facts about its business, operations, prospects and performance in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiff seeks damages, interest, costs, attorneys' fees, and other unspecified equitable relief.  On September 30, 2016, the court denied the defendants’ motion to dismiss the consolidated complaint.  On June 6, 2017, the lead plaintiff filed a first amended complaint that included new claims about additional statements that plaintiff alleges are false or misleading.  On June 19, 2017, the defendants moved to dismiss the new claims in the amended complaint.  On July 25, 2017, the court denied the motion to dismiss.  A trial date is currently set for November 6, 2018.  The Company intends to vigorously defend against this matter.

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

Separately, on February 9, 2018, another alleged shareholder filed a derivative lawsuit purportedly on behalf of the Company against certain of its officers and directors in the United States District Court, Central District of California, captioned Arnaud Van Der Gracht De Rommerswael vs. Alan H. Auerbach, et al., No. 8:18-cv-00236.  The complaint asserts claims for violation of securities law, breach of fiduciary duty, waste of corporate assets, and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above.  The complaint seeks an unspecified sum of damages, corporate reforms, equitable relief, and restitution.  The Company intends to vigorously defend against this matter.

Stockholder Demand

On September 13, 2017, a purported stockholder filed a complaint in the Court of Chancery of the State of Delaware seeking an equitable apportionment of attorneys’ fees in an unspecified amount.  The purported stockholder alleges that his actions caused Company’s board of directors to implement certain governance reforms and enhancements to its director compensation program, and that, as a result of his actions, the purported stockholder is entitled to attorneys’ fees in an amount commensurate to those purported benefits.  The Company filed an answer to the complaint on October 20, 2017.  The Company intends to vigorously defend against this matter.

The pending proceedings described in this section involve complex questions of fact and law and will require the expenditure of significant funds and the diversion of other resources to defend. The results of legal proceedings are inherently uncertain, and material adverse outcomes are possible.

Note 12—Quarterly Financial Data:

Quarterly financial data (in thousands except share and per share data):
(unaudited)	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2017
Revenues	$—	$—	$6,077	$21,608
Net loss	72,865	77,832	77,180	64,078
Net loss attributable to common stock	72,865	77,832	77,180	64,078
Net loss per share—basic and diluted	$1.97	$2.10	$2.07	$1.71
Weighted-average common shares outstanding—basic and diluted	36,931,167	36,992,017	37,214,002	37,534,410
2016
Revenues	$—	$—	$—	$—
Net loss	(70,972)	(66,597)	(65,781)	(72,661)
Net loss attributable to common stock	(70,972)	(66,597)	(65,781)	(72,661)
Net loss per share—basic and diluted	$(2.19)	$(2.05)	$(2.02)	$(2.04)
Weighted-average common shares outstanding—basic and diluted	32,478,408	32,493,092	32,497,168	35,694,193
2015
Revenues	$—	$—	$—	$—
Net loss	(52,454)	(64,694)	(60,417)	(61,719)
Net loss attributable to common stock	(52,454)	(64,694)	(60,417)	(61,719)
Net loss per share—basic and diluted	$(1.66)	$(2.01)	$(1.87)	$(1.90)
Weighted-average common shares outstanding—basic and diluted	31,588,315	32,158,108	32,303,203	32,444,270

Note 13—Subsequent Events:

On January 30, 2018, the Company entered into an agreement with CANbridge Life Sciences, a biopharmaceutical company focused on developing Western drug candidates in China and North Asia, have entered into an exclusive agreement under which CANbridge will develop and commercialize NERLYNX in mainland China, Taiwan, Hong Kong, and Macau (the “Territory”).  CANbridge will be responsible for seeking the requisite regulatory approval and, once approved, for commercializing NERLYNX in the Territory. Pursuant to the terms of the agreement, the Company is entitled to receive an upfront payment of $30 million and potential milestone payments totaling up to $40 million upon achievement of certain regulatory milestones and sales-based milestone payments totaling up to $185 million. In addition, the Company is entitled to receive significant double-digit royalties calculated as a percentage of net sales of NERLYNX in the Territory.