Form 10-Q
period 2018-09-30
PUMA BIOTECHNOLOGY, INC.
filed 2018-11-05
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 38,134,994 shares of Common Stock, par value $0.0001 per share, were outstanding as of October 26, 2018.

PUMA BIOTECHNOLOGY, INC.

- INDEX -

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and may be forward looking. These forward-looking statements include, but are not limited to, statements about:

•	the commercialization of NERLYNX® (neratinib);
•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;
•	the anticipated timing of regulatory filings;
•	the regulatory approval of our drug candidates;
•	our use of clinical research organizations and other contractors;
•	our ability to find collaborative partners for research, development and commercialization of potential products;
•	efforts of our licensees to obtain regulatory approval and commercialize NERLYNX in areas outside the United States;
•	our ability to market any of our products;
•	our history of operating losses;
•	our expectations regarding the impact of new accountings standards on us;
•	our expectations regarding our costs and expenses;
•	our anticipated capital requirements and estimates regarding our needs for additional financing;
•	our ability to compete against other companies and research institutions;
•	our ability to secure adequate protection for our intellectual property;
•	our intention and ability to vigorously defend against a securities class action lawsuit, derivative lawsuits and a defamation lawsuit;
•	our ability to attract and retain key personnel; and
•	our ability to obtain adequate financing.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$68,299	$81,698
Marketable securities	59,652	—
Accounts receivable, net	19,750	9,670
Inventory	2,832	2,029
Prepaid expenses, and other, current	12,383	12,997
Other current assets	11,495	—
Total current assets	174,411	106,394
Property and equipment, net	4,240	4,470
Prepaid expenses and other, long-term	2,359	1,989
Intangible assets, net	45,395	48,355
Restricted cash	4,318	4,317
Total assets	$230,723	$165,525
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,363	$27,692
Accrued expenses	41,517	30,648
Total current liabilities	57,880	58,340
Deferred rent	5,876	5,406
Long-term debt	121,054	48,477
Total liabilities	184,810	112,223
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 38,125,122 shares issued and outstanding at September 30, 2018 and 37,594,851 issued and outstanding at December 31, 2017	4	4
Additional paid-in capital	1,217,258	1,142,213
Receivable from exercise of stock options	—	(449)
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(1,171,346)	(1,088,466)
Total stockholders' equity	45,913	53,302
Total liabilities and stockholders' equity	$230,723	$165,525

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Product revenue, net	$52,629	$6,077	$139,412	$6,077
License revenue	10,000	—	40,500	—
Total revenue	62,629	6,077	179,912	6,077
Operating costs and expenses:
Cost of sales	9,048	1,526	24,262	1,526
Selling, general and administrative	28,502	32,489	105,239	75,819
Research and development	36,360	49,502	126,529	157,556
Total operating costs and expenses	73,910	83,517	256,030	234,901
Loss from operations	(11,281)	(77,440)	(76,118)	(228,824)
Other (expenses) income:
Interest income	590	305	1,093	1,035
Interest expense	(3,499)	—	(7,165)	—
Other expenses	(11)	(45)	(690)	(88)
Total other (expenses) income:	(2,920)	260	(6,762)	947
Net loss	$(14,201)	$(77,180)	$(82,880)	$(227,877)
Net loss applicable to common stockholders	$(14,201)	$(77,180)	$(82,880)	$(227,877)
Net loss per common share—basic and diluted	$(0.37)	$(2.07)	$(2.19)	$(6.15)
Weighted-average common shares outstanding—basic and diluted	38,043,174	37,214,002	37,855,249	37,046,765

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(14,201)	$(77,180)	$(82,880)	$(227,877)
Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities	(2)	18	(3)	6
Comprehensive loss	$(14,203)	$(77,162)	$(82,883)	$(227,871)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Receivables	Accumulated
			Additional	from	Other
	Common Stock		Paid-in	Exercises	Comprehensive	Accumulated
	Shares	Amount	Capital	of Options	Income (Loss)	Deficit	Total
Balance at December 31, 2017	37,594,851	$4	$1,142,213	$(449)	$—	$(1,088,466)	$53,302
Stock-based compensation	—	—	68,343	—	—	—	68,343
Shares issued or restricted stock units vested under employee stock plans	530,271	—	6,702	449	—	—	7,151
Unrealized loss on available-for-sale securities					(3)		(3)
Net loss	—	—	—	—	—	(82,880)	(82,880)
Balance at September 30, 2018	38,125,122	$4	$1,217,258	$—	$(3)	$(1,171,346)	$45,913

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(82,880)	$(227,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,279	1,451
Stock-based compensation	68,343	83,213
Debt modification fees	289	—
Changes in operating assets and liabilities:
Accounts receivable, net	(10,080)	(3,890)
Inventory	(803)	(89)
Prepaid expenses and other	244	712
Other current assets	(11,495)	-
Accounts payable	(11,388)	(2,496)
Accrued expenses	10,869	12,182
Accrual of deferred rent	470	(67)
Net cash used in operating activities	(31,152)	(136,861)
Investing activities:
Purchase of property and equipment	(550)	(286)
Purchase of available-for-sale securities	(71,112)	(79,728)
Sale/maturity of available-for-sale securities	11,457	88,096
Net cash (used in) provided by investing activities	(60,205)	8,082
Financing activities:
Net proceeds from exercise of stock options	7,151	14,002
Proceeds from long-term debt	75,000	—
Payment of debt issuance costs	(4,192)	—
Net cash provided by financing activities	77,959	14,002
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,398)	(114,777)
Cash, cash equivalents and restricted cash, beginning of period	86,015	198,811
Cash, cash equivalents and restricted cash, end of period	$72,617	$84,034

Supplemental disclosures of non-cash investing and financing activities:
Licensor fee due in accrued expenses	$—	$50,000
Property and equipment purchases in accounts payable	$59	$105
Receivables related to stock option exercises	$—	$5,653
Supplemental disclosure of cash flow information:
Interest paid	$5,134	$—

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

In November 2012, the Company established and incorporated Puma Biotechnology Ltd., a wholly owned subsidiary, for the sole purpose of serving as the Company’s legal representative in the United Kingdom and the European Union in connection with the Company’s clinical trial activity in those countries. Puma Biotechnology Ltd. is currently the holder of the marketing authorisation for commercialization of NERLYNX in the European Union.

Basis of Presentation:

The Company is focused on developing and commercializing neratinib for the treatment of patients with human epidermal growth factor receptor type 2, or HER2-positive, breast cancer, HER2 mutated non-small cell lung cancer, HER2-negative breast cancer that has a HER2 mutation and other solid tumors that have an activating mutation in HER2.  The Company has reported a net loss of approximately $14.2 million and $82.9 million for the three and nine months ended September 30, 2018, and negative cash flows from operations of approximately $31.2 million for the nine months ended September 30, 2018.  Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities through the drug development process and global commercialization.

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

The Company entered into exclusive license agreements with Specialised Therapeutics Asia Pte Ltd., or STA, Medison Pharma Ltd., or Medison, and CANbridgepharma Limited, or CANbridge, and, most recently, Pint Pharma International SA, or Pint, to pursue regulatory approval and commercialize NERLYNX, if approved, in South East Asia, Israel, greater China and Mexico and various countries and territories in Central and South America, respectively.  The Company plans to continue to pursue commercialization of NERLYNX in other countries outside the United States, if approved, and is evaluating various commercialization options in those countries, including developing a direct salesforce, contracting with third parties to provide sales and marketing capabilities, or some combination of these two options.  In September 2018, the European Commission, or EC, granted marketing authorisation for NERLYNX for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab based therapy.  The Company is required to make substantial payments to Pfizer Inc., or Pfizer, upon the achievement of certain milestones and has contractual obligations for clinical trial contracts.

Commercialization in the United States and in the European Union, may require funding in addition to the cash and cash equivalents totaling approximately $68.3 million and marketable securities totaling approximately $59.7 million available at September 30, 2018.  While the consolidated financial statements have been prepared on a going concern basis, the Company continues to remain dependent on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib in the United States and launch in the European Union.  While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future.  The Company’s ability to obtain funding may be adversely impacted by uncertain market conditions, unfavorable decisions of regulatory authorities or adverse clinical trial results.  The outcome of these matters cannot be predicted at this time.  The Company’s continued operations will depend on its ability to successfully commercialize NERLYNX, the Company’s only product approved by the FDA and by the EC, and to obtain additional capital through various potential sources, such as equity and debt financing.

Since its inception through September 30, 2018, the Company’s financing has primarily been through product revenue, public offerings of Company common stock, private equity placements, borrowings under its loan and security agreement with Silicon Valley Bank, or SVB and Oxford Finance LLC, or Oxford, and licensing of its intellectual property.

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

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales of the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. The FDA approval of NERLYNX in July 2017 triggered a one-time milestone payment pursuant to the Company’s license agreement with the Pfizer. The Company capitalized the milestone payment as an intangible asset and is amortizing the asset to cost of sales on a straight-line basis through 2030, the estimated useful life of the licensed patent. The Company recorded amortization expense related to its intangible asset of $1.0 million and $3.0 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, estimated future amortization expense related to the Company’s intangible asset was approximately $0.9 million for the remainder of 2018, approximately $3.9 million for each year starting 2019 through 2029, and approximately $1.0 million for 2030.

Royalties:

Royalties incurred in connection with the Company’s license agreement with Pfizer are expensed to cost of sales as revenue from product sales is recognized.

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

As of September 30, 2018, the Company’s inventory balance consisted primarily of raw materials purchased subsequent to FDA approval of NERLYNX.

Revenue Recognition:

The Company adopted Accounting Standards Codification, or ASC Topic 606 - Revenue from Contracts with Customers, or ASC 606, on January 1, 2017.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements, and financial instruments. Under ASC 606, when its customer obtains control of the promised goods or services, an entity recognizes revenue in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. The Company had no contracts with customers until after the FDA approved NERLYNX in July 2017.  Subsequent to receiving FDA approval, the Company entered into a limited number of arrangements with specialty pharmacies and specialty distributors in the United States to distribute NERLYNX. These arrangements are the Company’s initial contracts with customers.  The Company has determined that these sales channels with customers are similar.

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

If taxes should be collected from these customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three months ended September 30, 2018.

Product revenue from customers who individually accounted for 10% or more of the Company’s total revenue for the three months ended September 30, 2018 consisted of the following, shown as a percentage of total revenue:

Three Months Ended September 30, 2018
Customer A	35%
Customer B	27%
Customer C	14%

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

If there are multiple distinct performance obligations, the Company allocates the transaction price to each distinct performance obligation based on its relative standalone selling price. The standalone selling price is generally determined based on the prices charged to customers or using expected cost plus margin. Revenue is recognized by measuring the progress toward complete satisfaction of the performance obligations.  The period between when the Company transfers control of the promised goods to a customer and when the Company receives payment from such customer is expected to be one year or less

During the first quarter of 2018, the Company entered into sub-licensing agreements with CANbridge and Medison, to pursue regulatory approval and commercialize NERLYNX, if approved, in the People’s Republic of China (including mainland China, Hong Kong, Macao, and Taiwan) and Israel, respectively.  The license agreements granted intellectual property rights and set forth the parties’ respective obligations with respect to development, commercialization and supply of the licensed product. For both license agreements, non-refundable, upfront license fees were received and recognized as license revenue in accordance with ASC 606.  Each respective license agreement met the contract existence criteria and contained distinct, identifiable performance obligations for which the stand-alone selling prices were readily determinable and allocable.  The Company is obligated to supply both CANBridge and Medison with the licensed product in accordance with the respective supply agreements.  These supply arrangements have been identified as separate performance obligations.  The Company also identified the Joint Steering Committee as a separate, distinct performance obligation.  To determine the respective stand-alone selling prices, the Company estimated the transaction prices, including any variable consideration, at contract inception and determined the fair value of such obligations based on similar arrangements. When determining the transaction prices, the Company assumed that the goods or services will be transferred to the customer based on the terms of the existing contract, and did not take into consideration the possibility of a contract being canceled, renewed, or modified. The Company noted there was no additional variable consideration, significant financing components, noncash consideration, or consideration payable to the customer in these agreements. These license agreements also include potential future milestone and royalty payments due to the Company upon successful completion of certain separate, distinct performance obligations.

Additionally, during the first quarter of 2018, the Company entered into a sub-license agreement with Pint.  The license agreement granted intellectual property rights and set forth the respective obligations with respect to development, commercialization and supply of NERLYNX in Mexico and 21 countries and territories in Central and South America. This license agreement met the contract existence criteria and contained distinct, identifiable performance obligations for which the stand-alone selling prices were readily determinable and allocable.  Under the terms of the license agreement, the Company was entitled to receive a non-deductible, non-creditable upfront payment of $10 million upon providing certain required documents on or before September 30, 2018 to the satisfaction of Pint.  During the third quarter of 2018, the Company satisfied the necessary performance obligations to recognize the revenue under the terms of the arrangement.  The Company is obligated to supply Pint with the licensed product during development pursuant to a supply agreement. This supply arrangement has been identified as a separate performance obligation.  The Company is also obligated to participate in a Joint Steering Committee, which was identified as a separate, distinct performance obligation. To determine the respective stand-alone selling prices, the Company estimated the transaction prices, including any variable consideration, at contract inception and determined the fair value of such obligations based on similar arrangements. When determining the transaction prices, the Company assumed that the goods or services will be transferred to the customer based on the terms of the existing contract, and did not take into consideration the possibility of a contract being canceled, renewed, or modified. The Company noted there were no significant financing components, noncash consideration, or consideration payable to the customer in these agreements. This license agreement also includes potential future milestone and royalty payments due to the Company upon successful completion of certain separate, distinct events, such as achieving regulatory approvals.  The non-deductible, non-creditable milestones consist of certain development and commercial performance obligations, and the Company could earn up to approximately $24.5 million if all remaining, respective performance obligations and milestones are achieved.  At this time, the Company cannot estimate when these milestone-related performance obligations are expected to be achieved.

Reserves for Variable Consideration:

Revenue from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its customers, payors, and other indirect customers relating to the Company’s sale of its products. These reserves, as detailed below, are based on the related sales, and are classified as reductions of accounts receivable or as a current liability. These estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method in ASC 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of September 30, 2018 and, therefore, the transaction price was not reduced further during the quarter ended September 30, 2018. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances:

The Company generally provides customers with discounts, which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. The reserve for discounts is established in the same period that the related revenue is recognized, together with reductions to trade receivables, net on the consolidated balance sheets. In addition, the Company compensates its customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to its customers and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through September 30, 2018.

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

Provider Chargebacks and Discounts:

Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to its customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. The reserve for chargebacks is established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by customers, and the Company generally issues payments for such amounts within a few weeks of the customer’s notification to the Company of the resale. Reserves for chargebacks consist of payments the Company expects to issue for units that remain in the distribution channel at each reporting period-end that the Company expects will be sold to qualified healthcare providers and chargebacks that customers have claimed, but for which the Company has not yet issued a payment.

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

Following are the major categories of assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

September 30, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents	$50,176	$3,016	$—	$53,192
Commercial paper	—	44,642	—	44,642
Corporate bonds	—	12,043	—	12,043
US government	2,967	—	—	2,967
	$53,143	$59,701	$—	$112,844

December 31, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents	$67,753	$—	$—	$67,753
	$67,753	$—	$—	$67,753

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

The following tables summarize the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
September 30, 2018	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$53,193	$—	$(1)	$53,192
Commercial paper	Less than 1	44,642	—	—	44,642
Corporate bonds	Less than 1	12,045	—	(2)	12,043
US government	Less than 1	2,967	—	—	2,967
		$112,847	$-	$(3)	$112,844

	Maturity	Amortized	Unrealized		Estimated
December 31, 2017	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$67,753	$—	$—	$67,753
		$67,753	$—	$—	$67,753

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at September 30, 2018, were approximately $73.5 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

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

Research and Development Expenses:

Research and development expenses, or R&D, are charged to operations as incurred. The major components of R&D expenses include clinical manufacturing costs, clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials, and allocations of various overhead costs. Clinical trial expenses include, but are not limited to, investigator fees, site costs, comparator drug costs, and clinical research organization, or CRO, costs. In the normal course of business, the Company contracts with third parties to perform various clinical trial activities in the ongoing development of potential products. The financial terms of these agreements are subject to negotiation and variations from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients and the completion of portions of the clinical trial or similar conditions. The Company’s accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites, cooperative groups and CROs. The objective of the Company’s accrual policy is to match the recording of expenses in the unaudited condensed consolidated financial statements to the actual services received and efforts expended. As actual costs become known, the Company adjusts its accruals in that period.

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

Pursuant to the SEC Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” or SAB 118, a company may select between one of three scenarios to determine a reasonable estimate arising from the Tax Act. Those scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed. The Company was able to provide a reasonable estimate for the revaluation of deferred taxes by recording a net tax provision of $141.1 million in the period ending December 31, 2017, which is offset by a full valuation allowance. Other impacts of the Tax Act including, but not limited to, a limitation of the deduction for net operating losses, expensing of qualified property and additional limitations on the deductibility of executive compensation are not expected to have a material impact to the financial statement presentation or disclosures. The Company’s review of the final impact of the Tax Act may be different from certain provisional amounts reported due to changes in interpretations and assumptions of the current guidance available as well as the issuance of new regulatory guidance in the future.. As of September 30, 2018, we have completed our accounting for the tax effects of the 2017 Tax Act and did not identify any measurement period adjustments related to SAB 118.

Segment Reporting:

Management has determined that the Company operates in one business segment, which is the development and commercialization of innovative products to enhance cancer care.

Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods presented, as required by ASC 260, Earnings per Share. For purposes of calculating diluted loss per common share, the denominator includes both the weighted average number of common shares outstanding and the number of dilutive common stock equivalents, such as stock options, RSUs and warrants. A common stock equivalent is not included in the denominator when calculating diluted earnings per common share if the effect of such common stock equivalent would be anti-dilutive. For the three and nine months ended September 30, 2018, potentially dilutive securities excluded from the calculations were 5,763,609 shares issuable upon exercise of options, 2,116,250 shares issuable upon exercise of a warrant, and 1,541,970 shares underlying RSUs that were subject to vesting and were antidilutive. For the three and nine months ended September 30, 2017, potentially dilutive securities excluded from the calculations were 6,295,192 shares issuable upon exercise of options, 2,116,250 shares issuable upon exercise of a warrant, and 956,060 shares underlying RSUs that were subject to vesting and were antidilutive.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in ASU 2016-02 will require organizations that lease assets, with lease terms of more than 12 months, to recognize on their balance sheet the assets and liabilities for the rights and obligations created by those leases. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP that requires only capital leases to be recognized on the balance sheet, ASU No. 2016-02 will require both types of leases to be recognized on the balance sheet. The Company expects that this standard will have a material effect on its financial statements. While the Company continues to assess all of the effects of adoption, it currently believes the most significant effects relate to the recognition of new right of use assets and lease liabilities on the balance sheet for our office and equipment operating leases.  The Company does not expect a significant change in its leasing activities between now and adoption. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently in the process of evaluating the impact of ASU 2016-02 on the Company’s outstanding leases and expects that adoption will materially increase our assets and liabilities on the consolidated balance sheets related to recording right-of-use assets and corresponding lease liabilities.

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

Note 3—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Current:
CRO services	$6,113	$7,188
Other clinical development	1,176	878
Insurance	277	1,306
Other	4,817	3,625
	12,383	12,997
Long-term:
CRO services	1,480	860
Other clinical development	740	886
Insurance	26	26
Other	113	217
	2,359	1,989
Totals	$14,742	$14,986

Other prepaid amounts consist primarily of deposits, licenses, subscriptions, software, and professional fees.

Note 4—Other Current Assets:

Other current assets consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Insurance receivable	$11,232	$—
Other	263	$—
Totals	$11,495	$—

Other current asset amounts consist primarily of insurance reimbursements related to the ongoing class action lawsuit.

Note 5—Property and Equipment:

Property and equipment consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Property and Equipment:
Leasehold improvements	$4,047	$3,878
Computer equipment	2,402	2,147
Telephone equipment	343	302
Furniture and fixtures	2,346	2,206
	9,138	8,533
Less: accumulated depreciation	(4,898)	(4,063)
Totals	$4,240	$4,470

Note 6—Intangible assets, net:

Intangible assets, net consisted of the following (dollars in thousands):

	September 30, 2018	Estimated useful life
Acquired and in-licensed rights	$50,000	13 Years
Less: accumulated amortization	(4,605)
Total intangible asset, net	$45,395

Note 7—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued CRO services	9,656	$8,335
Accrued royalties	7,893	3,922
Accrued variable consideration	5,953	1,425
Accrued bonus	5,759	3,376
Accrued compensation	4,437	2,797
Accrued legal fees	3,205	2,046
Accrued other clinical development	1,876	3,438
Other	2,738	5,309
Totals	$41,517	$30,648

Accrued CRO services and accrued other clinical development expenses represent the Company’s estimates of such costs. Accrued compensation includes sales commissions and vacation.  Accrued royalties represent royalties incurred in connection with the Company’s license agreement with the Licensor.  Accrued variable consideration represents estimates of adjustments to net revenue for which reserves are established. Additionally accrued compensation, or vacation, is accrued at the rate the employee earns vacation and reduced as vacation is used by the employee.    Other accrued expenses consists primarily of accrued contractor/consultant costs, business license fees, taxes, insurance, and marketing fees  All accrued expenses are adjusted in the period the actual costs come known.

Note 8—Debt:

Long term debt consisted of the following at September 30, 2018 (dollars in thousands):

	September 30, 2018	Maturity Date
Long term debt	$125,000	May 1, 2023
Accretion of final interest payment	784
Less: deferred financing costs	(4,730)
Total long term debt, net	$121,054

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

Note 9—Stockholders’ Equity:

Stock Options and Restricted Stock Units:

The Company’s 2011 Incentive Award Plan, as amended, or the 2011 Plan, was adopted by the Company’s board of directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. Through September 30, 2018, a total of 12,529,412 shares of the Company’s common stock had been reserved for issuance under the 2011 Plan. As of September 30, 2018, 7,063,571 shares of the Company’s common stock are issuable upon the vesting of RSU awards or exercise of outstanding awards granted under the 2011 Plan.  As of September 30, 2018, 2,662,245 shares of the Company’s common stock are available for future issuance under the 2011 Plan.

The Company’s 2017 Employment Inducement Incentive Award Plan, or the 2017 Plan, was adopted by the Company’s board of directors on April 27, 2017.  Pursuant to the 2017 Plan, the Company may grant stock options and RSUs to newly hired employees, as well as other forms of equity-based compensation to employees, as an inducement to join the Company.  The maximum term of stock options granted under the 2017 Plan is 10 years. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. As of September 30, 2018, a total of 1,000,000 shares of the Company’s common stock had been reserved for issuance under the 2017 Plan.    As of September 30, 2018, 242,008 shares of the Company’s common stock are issuable upon the vesting of RSU awards granted under the 2017 Plan.  As of September 30, 2018, 694,295 shares of the Company’s common stock are available for future issuance under the 2017 Plan.

Stock-based compensation was as follows for the three and nine months ended September 30 (in thousands except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation:
Options -
Research and development	$5,387	$15,825	$22,689	$54,062
Selling, general and administrative	3,132	5,817	11,721	18,371
Restricted stock units -
Selling, general and administrative	6,280	2,513	15,228	4,595
Research and development	6,008	2,333	18,705	6,185
Total stock-based compensation expense	$20,807	$26,488	$68,343	$83,213

The fair value of options granted to employees was estimated using the Black-Scholes Option Pricing Method (see Note 2 –Significant Accounting Policies) with the following weighted-average assumptions used during the nine months ended September 30, 2018 and 2017.

	2018	2017
Dividend yield	0.0%	0.0%
Expected volatility	95.5%	70.2%
Risk-free interest rate	2.5%	2.0%
Expected life in years	5.85	5.83

Activity with respect to options granted under the 2011 Plan and 2017 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	6,134,513	$87.91	7.2	$220,060
Granted	225,566	$73.40	9.3
Forfeited	(162,673)	$53.78
Exercised	(187,754)	$35.70		$5,011
Expired	(246,043)	$122.38
Outstanding at September 30, 2018	5,763,609	$88.54	6.4	$38,856
Nonvested at September 30, 2018	893,980	$51.79	8.4	$4,361

At September 30, 2018, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $25.5 million, which is expected to be recognized over a weighted-average period of 1.5 years. At September 30, 2018, the total estimated unrecognized employee compensation cost related to non-vested RSUs was approximately $95.4 million, which is expected to be recognized over a weighted-average period of 2.1 years.  The weighted-average grant date fair value of options granted during the nine months ended September 30, 2018 and 2017 was $56.46 and $24.30 per share, respectively.  The weighted average grant date fair value of RSUs awarded during the nine months ended September 30, 2018 was $62.11 and $79.82 per share, respectively.

Stock Option Rollforward

		Weighted
		Average
		Grant-Date
Stock options	Shares	Fair Value
Nonvested shares at December 31, 2017	1,788,436	$33.37
Granted	225,566	$56.46
Vested/Issued	(957,349)	$37.90
Forfeited	(162,673)	$32.46
Nonvested shares at September 30, 2018	893,980	$34.49

Restricted Stock Unit Rollforward

		Weighted
		Average
		Grant-Date
Restricted stock units	Shares	Fair Value
Nonvested shares at December 31, 2017	1,637,662	$85.58
Granted	538,320	$62.11
Vested/Issued	(332,173)	$65.32
Forfeited	(301,839)	$84.88
Nonvested shares at September 30, 2018	1,541,970	$81.89

Note 10—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $1.3 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Note 11—Commitments and Contingencies:

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

Legal Proceedings

The Company and certain of its executive officers were named as defendants in the lawsuits detailed below.  Due to the stage of these proceedings, the Company cannot reasonably predict the outcome, nor can it estimate the amount of loss or range of loss, if any, that may result. The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded.  The Company does not believe these proceedings will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.  For certain legal expenses related to the ongoing class action matter described below, the Company receives reimbursements from its insurers.  Currently, the Company expects to receive $11.2 million in reimbursements, all of which have been deemed probable and estimable as of September 30, 2018.

Hsu vs. Puma Biotechnology, Inc., et. al.

On June 3, 2015, Hsingching Hsu individually and on behalf of all others similarly situated, filed a class action lawsuit against the Company and certain of the Company’s executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG).  On October 16, 2015, lead plaintiff Norfolk Pension Fund filed a consolidated complaint on behalf of all persons who purchased the Company’s securities between July 22, 2014 and May 29, 2015.  The consolidated complaint alleges that the Company and certain of its executive officers made false or misleading statements and failed to disclose material adverse facts about its business, operations, prospects and performance in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiff seeks damages, interest, costs, attorneys' fees, and other unspecified equitable relief.  On July 10, 2018, the Company and two of its executive officers filed a motion for summary judgment seeking judgment in their favor on all claims.  At the same time, the lead plaintiff filed its own motion for summary judgment, seeking judgment in favor on some, but not all, of its claims.  The motions were heard in September 2018.  The court granted the parties’ motions in part and denied them in part.  Among the determinations by the court, the court granted summary judgment in favor of defendant Charles Eyler, the Company’s Senior Vice President, Finance and Administration and Treasurer, and dismissed the claims against him.  The court also granted summary judgment in defendants’ favor with respect to certain statements alleged by the plaintiff to include false or misleading statements.  A trial on the remaining claims which was initially set for November 6, 2018, has been continued to January 15, 2019 on the court’s own motion.  The Company intends to vigorously defend against this matter.

Eshelman vs. Puma Biotechnology, Inc., et. al.

In February 2016, Fredric N. Eshelman filed a lawsuit against the Company’s Chief Executive Officer and President, Alan H. Auerbach, and the Company in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D).  The complaint generally alleges that Mr. Auerbach and the Company made defamatory statements regarding Dr. Eshelman in connection with a proxy contest.  Dr. Eshelman seeks compensatory and punitive damages and expenses and costs, including attorneys’ fees.  In April 2016, the Company filed a motion to dismiss the complaint, and in May 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach.  In May 2017, the court denied the Company’s motion to dismiss.  Discovery ended in September 2017.  In September 2018, the court denied the Company’s motion for summary judgment and granted in part and denied in part Dr. Eshelman’s motion for partial summary judgment. The court anticipates holding a trial in the first quarter of 2019. The Company intends to vigorously defend against Dr. Eshelman’s claims.

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

On July 30, 2018, the parties reached a settlement in principle of the Xie, Rommerswael and Duran lawsuits, and the parties are awaiting court approval of the settlement. The Company expects any amounts due as part of the settlement will be covered by the Company’s insurance policies.

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

We completed a Phase III clinical trial of neratinib for the extended adjuvant treatment of patients with early stage HER2-positive breast cancer, which we refer to as the ExteNET trial.  Based on the results from the ExteNET trial, we submitted a Marketing Authorisation Application, or MAA, with the European Medicines Agency, or EMA, in June 2016.  Following the adoption of a negative opinion and the recommended refusal by the EMA’s Committee for Medicinal Products for Human Use, or CHMP, of our MAA for neratinib for the extended adjuvant treatment of early-stage HER2 positive breast cancer, we requested a re-examination of the same. On June 28, 2018, the CHMP adopted a positive opinion, recommending marketing authorisation for NERLYNX for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab-based therapy.  In September 2018, the European Commission, or EC, granted marketing authorisation for NERLYNX in the European Union.

We have entered into exclusive license agreements with Specialised Therapeutics Asia Pte Ltd., or STA, Medison Pharma Ltd., or Medison, CANbridgepharma Limited, or CANbridge and, Pint Pharma International SA, or Pint, to pursue regulatory approval and commercialize NERLYNX, if approved, in South East Asia, Israel, greater China and Mexico and various countries and territories in Central and South America, respectively.  We plan to continue to pursue commercialization of NERLYNX in other countries outside the United States, if approved, and will evaluate various commercialization options in those countries, including developing a direct salesforce, contracting with third parties to provide sales and marketing capabilities, or some combination of these two options.  We expect that our expenses will continue to increase as we continue commercialization efforts.

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

Critical Accounting Policies

As of the date of the filing of this Quarterly Report, we believe there have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2018 from our accounting policies at December 31, 2017, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, with the exception of the sub-license agreements described below:

License Revenue:

We recognize license revenue under certain of our license agreements that are within the scope of ASC 606. The terms of these agreements may contain multiple performance obligations, which may include licenses and research and development activities. We evaluate these agreements under ASC 606 to determine the distinct performance obligations. Non-refundable, up-front fees that are not contingent on any future performance and require no consequential continuing involvement by us, are recognized as revenue when the license term commences and the licensed data, technology or product is delivered. We defer recognition of non-refundable upfront license fees if the performance obligations are not satisfied.

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

Additionally, during the first quarter of 2018, we entered into a sub-license agreement with Pint.  The license agreement granted intellectual property rights and set forth the respective obligations with respect to development, commercialization and supply of NERLYNX in Mexico and 21 countries and territories in Central and South America. This license agreement met the contract existence criteria and contained distinct, identifiable performance obligations for which the stand-alone selling prices were readily determinable and allocable.  Under the terms of the license agreement, we were entitled to receive a non-deductible, non-creditable upfront payment of $10 million upon providing certain required documents on or before September 30, 2018 to the satisfaction of Pint.  During the quarter ended September 30, 2018 we satisfied this performance obligation and revenue has been recognized under the terms of the arrangement.  We are obligated to supply Pint with the licensed product during development pursuant to a supply agreement. This supply arrangement has been identified as a separate performance obligation.  To determine the respective stand-alone selling prices, we estimated the transaction prices, including any variable consideration, at contract inception and determined the fair value of such obligations based on similar arrangements. When determining the transaction prices, we assumed that the goods or services will be transferred to the customer based on the terms of the existing contract, and did not take into consideration the possibility of a contract being canceled, renewed, or modified. We noted there was no additional variable consideration, significant financing components, noncash consideration, or consideration payable to the customer in these agreements. This license agreement also includes potential future milestone and royalty payments due to us upon successful completion of certain separate, distinct events, such as achieving regulatory approvals.  The non-deductible, non-creditable milestones consist of certain development and commercial performance obligations, and we could earn up to approximately $24.5 million if all remaining, respective performance obligations are achieved.  At this time, we cannot estimate when these milestone-related performance obligations are expected to be achieved. The period between when we transfer control of the promised goods to a customer and when we receive payment from such customer is expected to be one year or less.

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

License revenue:

License revenue consists of consideration earned for performance obligations satisfied pursuant to our license agreements.

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

We expect SG&A expenses in 2018 and into 2019 to remain higher than in 2017 as we launch NERLYNX commercially in the United States and beyond.  Our evaluation of the means by which to launch in Europe is ongoing and remains to be determined.  The majority of the salesforce and field-based support personnel were hired in the late third quarter of 2017 and we expect a full year’s worth of salesforce expenses in 2018.  We expect this increase should be partially offset by an expected reduction in legal fees and system implementation fees.

Research and development expenses:

R&D expenses include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for manufacturing of clinical materials and clinical trials. During the nine months ended September 30, 2018 and 2017, our R&D expenses consisted primarily of clinical research organization, or CRO, fees; fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our R&D costs as they are incurred. Internal expenses primarily consist of payroll-related costs, but also include equipment costs, travel expenses and supplies.  External expenses primarily consist of clinical trial expenses and consultant and contractor expense, and also include costs such as legal fees, insurance costs and manufacturing expense.

We expect R&D expenses in 2018 to continue to decline slightly when compared with R&D expenses in 2017 based on a decline in clinical trial activities as existing trials continue to wind down.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Total revenue:

For the three months ended September 30, 2018, total revenue was approximately $62.6 million, compared to $6.1 million for the three months ended September 30, 2017.

Product revenue, net:

Product revenue, net was approximately $52.6 million for the three months ended September 30, 2018, compared to $6.1 million for the three months ended September 30, 2017. The increase in product revenue, net was primarily attributable to increased sales of NERLYNX, which had its commercial launch in July 2017.

License revenue:

License revenue was $10.0 million for the three months ended September 30, 2018, compared to $0 for the three months ended September 30, 2017. The increase in license revenue was attributable to satisfying performance obligations associated with a license agreement entered into 2018.

Cost of sales:

For the three months ended September 30, 2018, cost of sales was approximately $9.0 million compared to $1.5 million for the three months ended September 30, 2017.  The increase in cost of sales was attributable to increased sales of NERLYNX, which had its commercial launch in July 2017.

Selling, general and administrative expenses:

For the three months ended September 30, 2018, SG&A expenses were approximately $28.5 million, compared to approximately $32.5 million for the three months ended September 30, 2017. SG&A expenses for the three months ended September 30, 2018 and 2017 were as follows:

			Change
Selling, general and administrative expenses	For the Three Months Ended September 30,		$	%
(in thousands)	2018	2017	2018/2017	2018/2017
External	$3,613	$13,644	$(10,031)	(73.5%)
Internal	15,478	10,515	4,963	47.2%
Employee stock-based compensation expense	9,411	8,330	1,081	13.0%
	$28,502	$32,489	$(3,987)	(12.3%)

For the three months ended September 30, 2018, SG&A expenses decreased by approximately $4.0 million compared to the same period in 2017, primarily attributable to the following:

•

a decrease in external expenses of approximately $10.0 million, comprised of decreases of approximately $8.4 million in legal fees in connection with various lawsuits due to the reimbursement from our insurance carriers and approximately $5.7 million for marketing and commercialization support consultants and the implementation of an ERP system to support the commercial launch of NERLYNX; partially offset by an increase of approximately $4.1 million in spending on IT infrastructure implementations, professional fees and exhibit booth fees;

•

offset by an increase of approximately $5.0 million in internal expenses, comprised of increases of approximately $3.1 million in payroll and payroll-related expenses primarily attributable to the addition of a salesforce and the payment of sales commissions to the salesforce,  approximately $1.1 million in travel and meeting-related expenses, approximately $0.3 million in office rent expense as we expanded rented office space at our corporate headquarters, and approximately $0.5 million in other expenses such as office supplies and software; and

•	an increase of approximately $1.1 million in employee stock-based compensation expense associated with additional headcount, primarily in support of the commercial launch of NERLYNX.

Research and development expenses:

For the three months ended September 30, 2018, R&D expenses were approximately $36.4 million, compared to approximately $49.5 million for the three months ended September 30, 2017. R&D expenses for the three months ended September 30, 2018 and 2017 were as follows:

			Change
Research and development expenses	For the Three Months Ended September 30,		$	%
(in thousands)	2018	2017	2018/2017	2018/2017
External	$14,844	$21,223	$(6,379)	(30.1%)
Internal	10,121	10,121	-	0.0%
Employee stock-based compensation	11,395	18,158	(6,763)	(37.2%)
	$36,360	$49,502	$(13,142)	(26.5%)

For the three months ended September 30, 2018, R&D expenses decreased approximately $13.1 million compared to the same period in 2017, primarily attributable to the following:

•

a decrease in external expenses of approximately $6.4 million primarily attributable to decreases of approximately $3.2 million due to a reduction in CRO-related expenses for our clinical trials, approximately $2.0 million in expenses related to external consultants and contractors, approximately $0.6 million in external clinical services; approximately $0.4 million in external manufacturing, testing and logistics, and approximately $0.2 million in external legal fees; and

•	a decrease of approximately $6.8 million in employee stock-based compensation.

Interest income:

For the three months ended September 30, 2018, we recognized approximately $0.6 million in interest income compared to approximately $0.3 million of interest income for the three months ended September 30, 2017. The increase in interest income reflects more cash in money market accounts and “high yield” savings accounts in 2018 compared to 2017.

Interest expense:

For the three months ended September 30, 2018, we recognized approximately $3.5 million in interest expense, compared to $0 of interest expense for the three months ended September 30, 2017.  This increase in interest expense is a result of the debt financing that closed in October 2017 and was amended in May 2018 (see Note 8 in the notes to the accompanying unaudited condensed consolidated financial statements).

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Total revenue:

For the nine months ended September 30, 2018, total revenue was approximately $179.9 million, compared to $6.1 million for the nine months ended September 30, 2017.

Product revenue, net:

Product revenue, net was approximately $139.4 million for the nine months ended September 30, 2018, compared to $6.1 million for the nine months ended September 30, 2017. The increase in product revenue, net was primarily attributable to increased sales of NERLYNX, which had its commercial launch in July 2017.

License revenue:

License revenue was $40.5 million for the nine months ended September 30, 2018, compared to $0 for the nine months ended September 30, 2017. The increase in license revenue was attributable to upfront payments for the satisfaction of various performance obligations associated with three license agreements that were entered into during the nine months ended September 30, 2018.

Cost of sales:

For the nine months ended September 30, 2018, cost of sales was approximately $24.3 million compared to $1.5 for the nine months ended September 30, 2017.  The increase in cost of sales was attributable to increased sales of NERLYNX, which had its commercial launch of NERLYNX in July 2017.

Selling, general and administrative expenses:

For the nine months ended September 30, 2018, SG&A expenses were approximately $105.2 million, compared to approximately $75.8 million for the nine months ended September 30, 2017. SG&A expenses for the nine months ended September 30, 2018 and 2017 were as follows:

			Change
Selling, general and administrative expenses	For the Nine Months Ended September 30,		$	%
(in thousands)	2018	2017	2018/2017	2018/2017
External	$31,417	$32,886	$(1,469)	(4.5%)
Internal	46,873	19,967	26,906	134.8%
Employee stock-based compensation expense	26,949	22,966	3,983	17.3%
	$105,239	$75,819	$29,420	38.8%

For the nine months ended September 30, 2018, SG&A expenses increased by approximately $29.4 million compared to the same period in 2017.  The approximate $29.4 million increase in SG&A expenses for the nine months ended September 30, 2018, was primarily attributable to the following:

•

an increase of approximately $26.9 million in internal SG&A expenses due primarily to increases of approximately $19.2 million in payroll and payroll-related expenses, primarily attributable to the addition of a salesforce and the payment of sales commissions to the salesforce, approximately $6.3 million in travel and meeting-related expenses, approximately $0.8 million in rent expense as we expanded rented office space at our corporate headquarters, and approximately $0.6 million in other expenses such as office supplies and software;

•	an increase of approximately $4.0 million in employee stock-based compensation expense associated with additional headcount, primarily in support of the ongoing commercial launch of NERLYNX; and

•

partially offset by a decrease in external expenses of approximately $1.5 million, comprised of a decrease of approximately $8.8 million in legal fees in connection with various lawsuits due to the reimbursement from our insurance carriers; partially offset by increases of approximately $4.6 million for professional fees and consultants, approximately $1.8 million in exhibit booth and sponsorship-related expenses, approximately $0.6 million in business licenses, state taxes and insurance; and approximately $0.4 million in IT consulting costs.

Research and development expenses:

For the nine months ended September 30, 2018, R&D expenses were approximately $126.5 million, compared to approximately $157.6 million for the nine months ended September 30, 2017. R&D expenses for the nine months ended September 30, 2018 and 2017 were as follows:

			Change
Research and development expenses	For the Nine Months Ended September 30,		$	%
(in thousands)	2018	2017	2018/2017	2018/2017
External	$52,142	$67,536	$(15,394)	(22.8%)
Internal	32,994	29,774	3,220	10.8%
Employee stock-based compensation	41,393	60,246	(18,853)	(31.3%)
	$126,529	$157,556	$(31,027)	(19.7%)

For the nine months ended September 30, 2018, R&D expenses decreased approximately $31.0 million compared to the same period in 2017.  The decrease of approximately $31.0 million was primarily attributable to the following:

•	a decrease of approximately $18.9 million in employee stock-based compensation;
•

a decrease in external expenses of approximately $15.4 million, primarily due to a reduction in CRO and CRO-related expenses of approximately $10.6 million and a reduction in manufacturing and logistics-related expenses for our clinical trials of approximately $5.3 million; offset slightly by an increase of approximately $0.5 million for other external expenses such as clinical services, legal fees and IT-related expenses; and

•	offset partially by an increase of approximately $3.2 million in internal R&D costs, primarily for additional personnel needed to support medical affairs and quality assurance.

Interest income:

For the nine months ended September 30, 2018, we recognized approximately $1.1 million in interest income compared to approximately $1.0 million for the nine months ended September 30, 2017.

Other expenses:

During the nine months ended September 30, 2018, other expenses of $0.7 million, consisted primarily of fees from the modification of debt.

Interest expense:

For the nine months ended September 30, 2018, we recognized approximately $7.2 million in interest expense, compared to $0 of interest expense for the nine months ended September 30, 2017.  The increase in interest expense is a result of the debt financing that initially closed in October 2017 (see Note 8 in the notes to the accompanying unaudited condensed consolidated financial statements).

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2018 and December 31, 2017, and for the nine months ended September 30, 2018 and 2017, and is intended to supplement the more detailed discussion that follows:

Liquidity and capital resources (in thousands)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$68,299	$81,698
Marketable securities	$59,652	$—
Working capital	$116,531	$48,054
Stockholders' equity	45,913	53,302

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash provided by (used in):
Operating activities	$(31,152)	$(136,861)
Investing activities	(60,205)	8,082
Financing activities	77,959	14,002
Decrease in cash and cash equivalents, and restricted cash	$(13,398)	$(114,777)

Operating Activities:

For the three and nine months ended September 30, 2018, we reported a net loss of approximately $14.2 million and $82.9 million, compared to approximately $77.2 million and $227.9 million for the same periods in 2017, respectively.  Additionally, cash used in operating activities for the three and nine months ended September 30, 2018 was approximately $7.3 million and $31.2 million, compared to approximately $54.9 million and $136.9 million for the same periods in 2017, respectively.

Cash used in operating activities for the nine months ended September 30, 2018 consisted of a net loss of approximately $82.9 million, an increase in net accounts receivable of approximately $10.1 million, an increase in other current assets of approximately $11.5 million, an increase of approximately $10.9 million in accrued expenses and an increase of approximately $0.8 million in inventory, offset by a decrease of approximately $11.4 million in accounts payable, $0.2 million decrease in prepaid expenses and other and $73.9 million of non-cash items such as stock-based compensation, depreciation and amortization, and loss on modification of debt.

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

Investing Activities:

During the nine months ended September 30, 2018, net cash used in investing activities was approximately $60.2 million, compared to net cash provided by investing activities of approximately $8.1 million for the same period in 2017. Net cash used in investing activities during the nine months ended September 30, 2018 was made up of approximately $71.1 million of cash invested in available-for-sale securities, offset by $11.5 million of sales or maturities of available-for-sale securities and $0.6 million of cash used to purchase property and equipment.  Net cash provided by investing activities during the nine months ended September 30, 2017 was made up of approximately $88.1 million of sales or maturities of available-for-sale securities, offset by $79.7 million of cash invested in available-for-sale securities, and approximately $0.3 million used to purchase property and equipment.

Financing Activities:

During the nine months ended September 30, 2018, cash provided by financing activities was approximately $78.0 million, which consisted of approximately $75.0 million of incremental proceeds from the our amended credit facility with SVB, and $7.2 million of net proceeds from the exercise of stock options, partially offset by $4.2 million of cash used for the payment of debt issuance costs relating to our amended credit facility with SVB.  During the same period in 2017, cash provided by financing activities was approximately $14.0 million, comprised of net proceeds from the exercise of stock options.

Loan and Security Agreement:

On October 31, 2017, we entered into a loan and security agreement with SVB, as administrative agent, and the lenders party thereto from time to time, including Oxford Finance LLC, or Oxford, and SVB. Pursuant to the terms of the credit facility provided for by the loan and security agreement, we borrowed $50 million.

On May 8, 2018, or the Amendment Date, we entered into a first amendment to the loan and security agreement. Under the amended credit facility, the lenders agreed to make term loans available to us in an aggregate amount of $155 million, consisting of (i) an aggregate amount of $125 million available on the Amendment Date, the proceeds of which, in part, were used to repay the $50 million we borrowed under the original credit facility, and (ii) an aggregate amount of $30 million available to be drawn at our option between September 30, 2018 and December 31, 2018 provided that we have achieved a specified minimum revenue milestone and no event of default is occurring. Proceeds from the term loans under the amended credit facility may be used for working capital and general business purposes. Upon entry into the amended credit facility, we were required to pay the lenders aggregate fees of $4,162,500, consisting of a first amendment facility fee of $412,500 and a final payment of $3,750,000 in connection with the repayment of the $50 million borrowed under the original credit facility. The amended credit facility is secured by substantially all of our personal property other than our intellectual property. We also pledged 65% of the issued and outstanding capital stock of our subsidiary, Puma Biotechnology Ltd.

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

We are currently exploring methods by which to commercialize our other product candidates if approved by the FDA or international regulatory bodies.  These methods may require funding in addition to the cash and cash equivalents totaling approximately $68.3 million and $59.7 million in marketable securities available at September 30, 2018.  While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will continue to remain dependent on our ability to obtain sufficient funding to sustain operations and successfully commercialize neratinib.  While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future.  Our ability to obtain funding may be adversely impacted by uncertain market conditions, unfavorable decisions of regulatory authorities or adverse clinical trial results.  The outcome of these matters cannot be predicted at this time.

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

Non-GAAP Financial Measures:

In addition to our operating results, as calculated in accordance with generally accepted accounting principles, or GAAP, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance.  The following table presents our net loss and net loss per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation.  For the three and nine ended September 30, 2018, stock-based compensation represented approximately 32.1% and 29.5% of our operating expenses, respectively, and 32.3% and 35.7% for the same periods in 2017. Although net loss is important to measure our financial performance, we currently place an emphasis on cash burn and, more specifically, cash used in operations.  Because stock-based compensation appears in GAAP net loss but is removed from net loss to arrive at cash used in operations on the statement of cash flows, due to its non-cash nature, we believe these non-GAAP measures enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods.  These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Income (Loss) and

GAAP Net Loss Per Share to Non-GAAP Adjusted Net Income (Loss) Per Share

(in thousands except share and per share data)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018	2017
GAAP net loss	$(14,201)		$(77,180)		$(82,880)	$(227,877)
Adjustments:
Stock-based compensation -
Selling, general and administrative	9,412		8,330	(1)	26,949	22,966	(1)
Research and development	11,395		18,158	(2)	41,394	60,247	(2)
Non-GAAP adjusted net income (loss)	$6,606		$(50,692)		$(14,537)	$(144,664)
GAAP net loss per share—basic	$(0.37)		$(2.07)		$(2.19)	$(6.15)
Adjustment to net loss (as detailed above)	0.54		0.71		1.81	2.25
Non-GAAP adjusted basic net income (loss) per share	$0.17		$(1.36)	(3)	$(0.38)	$(3.90)	(3)
GAAP net loss per share—diluted	$(0.36)		$(2.07)		$(2.19)	$(6.15)
Adjustment to net loss (as detailed above)	0.52		0.71		1.81	2.25
Non-GAAP adjusted diluted net income (loss) per share	$0.16	(4)	$(1.36)	(5)	$(0.38)	$(3.90)	(6)

(1) To reflect a non-cash charge to operating expense for selling, general and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.

(3) Non-GAAP adjusted basic net income (loss) per share was calculated based on 38,043,174 and 37,214,002 weighted average common shares outstanding for the three months ended September 30, 2018 and 2017, respectively, and 37,855,249 and 37,046,765 weighted average common shares outstanding for the nine months ended September 30, 2018 and 2017, respectively.

(4) Non-GAAP adjusted diluted net income per share was calculated based on 39,677,446 weighted average common shares outstanding and potentially dilutive common stock equivalents (stock options, restricted stock units and warrants) for the three months ended September 30, 2018.

(5) Potentially dilutive common stock equivalents (stock options, restricted stock units and warrants) were not included in this non-GAAP adjusted diluted net loss per share for the three months ended September 30, 2017 as these shares would be considered anti-dilutive.

(6) Potentially dilutive common stock equivalents (stock options, restricted stock units and warrants) were not included in this non-GAAP adjusted diluted net loss per share for the nine months ended September 30, 2018 and 2017, respectively, as these shares would be considered anti-dilutive.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet agreements,” as defined by SEC regulations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invested our excess cash primarily in cash equivalents such as money market investments as of September 30, 2018. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of borrowings outstanding under our loan and security agreement with SVB. As of September 30, 2018, the outstanding principal amount of our borrowings was $125.0 million. Our borrowings under the loan and security agreement, as amended, bear interest at an annual rate equal to the greater of (i) 8.25% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.5%. Changes in the prime rate may therefore affect our interest expense associated with our borrowings under the loan and security agreement.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of September 30, 2018. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Finance and Administration and Treasurer have concluded that these disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Hsu vs. Puma Biotechnology, Inc., et. al.

On June 3, 2015, Hsingching Hsu or the “plaintiff,” individually and on behalf of all others similarly situated, filed a class action lawsuit against us and certain of our executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG).  On October 16, 2015, lead plaintiff Norfolk Pension Fund filed a consolidated complaint on behalf of all persons who purchased our securities between July 22, 2014 and May 29, 2015.  The consolidated complaint alleges that we and certain of our executive officers made false or misleading statements and failed to disclose material adverse facts about our business, operations, prospects and performance in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiff seeks damages, interest, costs, attorneys' fees, and other unspecified equitable relief.  On July 10, 2018, we and two of our executive officers filed a motion for summary judgment seeking judgment in our favor on all claims.  At the same time, the lead plaintiff filed its own motion for summary judgment, seeking judgment in favor on some, but not all, of its claims.  The motions were heard in September 2018.  The court granted the parties’ motions in part and denied them in part.  Among the determinations by the court, the court granted summary judgment in favor of defendant Charles Eyler, our Senior Vice President, Finance and Administration and Treasurer, and dismissed the claims against him.  The court also granted summary judgment in defendants’ favor with respect to certain statements alleged by the plaintiff to include false or misleading statements. A trial on the remaining claims, which was initially set for November 6, 2018, has been continued to January 15, 2019 on the court’s own motion. We intend to vigorously defend against this matter.

Eshelman vs. Puma Biotechnology, Inc., et. al.

In February 2016, Fredric N. Eshelman filed a lawsuit against our Chief Executive Officer and President, Alan H. Auerbach, and us in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D).  The complaint generally alleges that we and Mr. Auerbach made defamatory statements regarding Dr. Eshelman in connection with a proxy contest.  Dr. Eshelman seeks compensatory and punitive damages and expenses and costs, including attorneys’ fees.  In April 2016, we filed a motion to dismiss the complaint and in May 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach.  In February 2017, the court denied our motion to dismiss.  Discovery ended in September 2017.  In September 2018, the court denied our motion for summary judgment and granted in part and denied in part Dr. Eshelman’s motion for partial summary judgment.  The court anticipates holding a trial in the first quarter of 2019.  We intend to vigorously defend against Dr. Eshelman’s claims.

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

On July 30, 2018, the parties reached a settlement in principle of the Xie, Rommerswael and Duran lawsuits, and the parties are awaiting court approval. We expect any amounts due as part of the settlement will be covered by our insurance policies.

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

Recent Sales of Unregistered Securities

We did not sell any of our equity securities without registration under the Securities Act of 1933, as amended, during the three months ended September 30, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) promulgated under the Exchange Act made any purchases of our equity securities during the quarter ended September 30, 2018.

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

3.2	Second Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2017 and incorporated herein by reference)

10.1	Second Amendment to Loan and Security Agreement, dated September 27, 2018, by and among the Company, Silicon Valley Bank, as administrative and collateral agent and lender, and Oxford Finance LLC

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018

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

PUMA BIOTECHNOLOGY, INC.

Date: November 5, 2018	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2018	By:	/s/ Charles R. Eyler
Charles R. Eyler
Senior Vice President, Finance and Administration and Treasurer
(Principal Financial and Accounting Officer)