Form 10-K
period 2018-12-31
PUMA BIOTECHNOLOGY, INC.
filed 2019-03-01
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,999.8 million as of June 29, 2018, based upon the closing price of $59.15 per share of the registrant’s common stock on the NASDAQ Global Select Market on Friday, June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 15, 2019, there were 38,497,981 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders, or the 2019 Proxy Statement, are incorporated by reference into Part III of the Form 10-K to the extent stated herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and may be forward looking. These forward-looking statements include, but are not limited to, statements about:

•	the commercialization of NERLYNX® (neratinib);
•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;
•	the anticipated timing of regulatory filings;
•	the regulatory approval of our drug candidates;
•	our use of clinical research organizations and other contractors;
•	our ability to find collaborative partners for research, development and commercialization of potential products;
•	efforts of our licensees to obtain regulatory approval and commercialize NERLYNX in areas outside the United States;
•	our ability to market any of our products;
•	our history of operating losses;
•	our expectations regarding our costs and expenses;
•	our anticipated capital requirements and estimates regarding our needs for additional financing;
•	our ability to compete against other companies and research institutions;
•	our ability to secure adequate protection for our intellectual property;
•	our intention and ability to vigorously defend against any litigation to which we are or may become party;
•	our estimates for damages that we may be required to pay in connection with the class action lawsuit to which we are a party;
•	our ability to attract and retain key personnel; and
•	our ability to obtain adequate financing.

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

Company Overview

Unless otherwise provided in this Annual Report, references to the “Company,” “we,” “us,” and “our” refer to Puma Biotechnology, Inc., a Delaware corporation formed on April 27, 2007 and formerly known as Innovative Acquisitions Corp., together with its wholly-owned subsidiaries, Puma Biotechnology Ltd and Puma Biotechnology B.V.., and all references to “Former Puma” refer to Puma Biotechnology, Inc., a privately-held Delaware corporation formed on September 15, 2010, that merged with and into us in October 2011. We refer to this transaction as the “Merger.”

We are a biopharmaceutical company with a focus on the development and commercialization of innovative products to enhance cancer care. We in-license the global development and commercialization rights to three drug candidates – PB272 (neratinib, oral), PB272 (neratinib, intravenous) and PB357. Neratinib is a potent irreversible tyrosine kinase inhibitor, or TKI, that blocks signal transduction through the human epidermal growth factor receptors, HER1, HER2 and HER4.  Currently, we are primarily focused on the U.S. commercialization of NERLYNX (neratinib), our first U.S. Food and Drug Administration, or FDA, approved product, and on the further development of the oral version of neratinib for additional indications in the treatment of HER2-positive breast cancer. We believe neratinib has clinical application in the treatment of several other cancers as well, including non-small cell lung cancer and other tumor types that over-express or have a mutation in HER2. Until recently, we have focused our efforts and resources primarily on obtaining regulatory approval for NERLYNX (neratinib) and on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel.

In July 2017, we received regulatory approval of our first product, NERLYNX (neratinib), formally known as PB 272 (neratinib (oral)), for the extended adjuvant treatment of adult patients with early state HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy from the FDA.  After receiving FDA approval, we commenced commercialization of NERLYNX in the United States using a direct sales force.

In September 2018, the European Commission, or EC, granted marketing authorization for our Marketing Authorisation Application, or MAA, which was filed in July 2016 for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab based therapy.  Additionally, we are in the process of applying for or awaiting approval in many of the territories for which we have entered into exclusive license agreements with partners.  We have license agreements with Specialised Therapeutics Asia Pte Ltd., or STA, Medison Pharma Ltd., or Medison, CANbridgepharma Limited, or CANbridge, Pint Pharma International SA, or Pint, and Knight Therapeutics, or Knight, to pursue regulatory approval and commercialize NERLYNX, if approved, in various specified regions outside of the United States.  We plan to continue to pursue commercialization of NERLYNX in other countries throughout the world, if approved, and will evaluate various commercialization options in those countries, including developing a direct sales force, contracting with third parties to provide sales and marketing capabilities, or some combination of these two options.  We expect that our sales and marketing expenses will increase should we choose to develop a direct sales force outside the United States.

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

In February 2013, we reached agreement with the FDA under a Special Protocol Assessment, or SPA, for our Phase III clinical trial of PB272 in patients with HER2-positive metastatic breast cancer who have failed two or more prior lines of HER2-directed treatments (third-line disease) in the setting of metastatic disease. The European Medicines Agency, or EMA, has provided follow-on scientific advice consistent with that of the FDA regarding our ability to use the trial to support regulatory approval in the European Union, or EU. We refer to this trial as PUMA-NER-1301, or the NALA trial. The trial enrolled 621 patients who were randomized (1:1) to receive either neratinib plus capecitabine or lapatinib plus capecitabine. The trial was conducted globally at sites in North America, Europe, Asia-Pacific and South America. The co-primary endpoints of the trial are centrally confirmed progression free survival, or PFS, and overall survival, or OS. An alpha level of 1% was allocated to the PFS and 4% allocated to OS. The study was to be considered positive if either of the co-primary endpoints was positive.  In December 2018, we announced that for the primary analysis of centrally confirmed PFS, treatment with neratinib plus capecitabine resulted in a statistically significant improvement in centrally confirmed PFS (p=0.0059) compared to treatment with lapatinib plus capecitabine. For the primary analyses of OS, neratinib plus capecitabine resulted in a numerical improvement in OS that did not achieve statistical significance (p=0.21). For the secondary endpoint of time to intervention for symptomatic central nervous system disease (also referred to as brain metastases), the results of the trial showed that treatment with neratinib plus capecitabine led to an improvement over the combination of lapatinib plus capecitabine (p=0.043).

Additionally, in December 2016, we initiated a managed access program for neratinib. Managed access programs provide physicians and patients access to medicines when there are limited or no other therapeutic options available. Our managed access program for neratinib enables participation from countries outside the United States, including European Union member states, where permitted by applicable rules, procedures and regulatory authorities. The program provides access to neratinib for the treatment of early stage HER2-positive breast cancer (extended adjuvant setting), HER2-positive metastatic breast cancer and HER2-mutated solid tumors. In order for patients to qualify for our managed access program they must be unable to participate in any ongoing neratinib clinical trial. Patients in the managed access program are given neratinib and are instructed to take a prophylaxis during treatment to manage neratinib-related diarrhea, which consists of high dose loperamide and budesonide.  We have partnered with Caligor Opco LLC, which specializes in early access to medicines, to oversee the managed access program for neratinib.

In addition to continuing to follow the patients from the ExteNET trial, which was our Phase III clinical trial of neratinib for the extended adjuvant treatment of early stage HER2-positive breast cancer, as well as patients from the NALA trial, we are actively conducting the following trials to evaluate the safety and efficacy of neratinib in various indications:

•

a Phase II clinical trial of neratinib for the extended adjuvant treatment of patients with early stage HER2-overexpressed/amplified breast cancer who have received prior adjuvant trastuzumab (Herceptin)-based therapy in which patients are given either: 1) antidiarrheal prophylaxis including loperamide alone or in combination with budesonide or other agents or 2) escalating doses of neratinib during the first month (dose titration)in order to prevent and reduce the neratinib-related diarrhea;

•

a Phase II clinical trial of neratinib in combination with the drug ado-trastuzumab emtansine (T-DM1, Kadcyla) in patients with HER2-positive metastatic breast cancer that has metastasized to the brain;

•

a Phase II clinical trial of neratinib monotherapy or in combination with the drug trastuzumab and or other anticancer drugs in the treatment of patients with HER2-negative cancers that have a HER2 mutation;

•	a Phase II clinical trial of neratinib monotherapy in the treatment of solid tumors that have an activating EGFR exon 18, or HER4 mutation; and
•	a Phase I/II trial of neratinib plus Kadcyla in patients with metastatic HER2-positive breast cancer.

We license the commercial rights to our current drug candidates from Pfizer, Inc., or Pfizer, which had previously been responsible for the clinical trials regarding neratinib.  Going forward, we expect to augment our product pipeline by acquiring, through license or otherwise, additional drug candidates for research and development, and potential commercialization.  In evaluating potential drug candidates, we employ disciplined decision criteria that favor drug candidates that have undergone at least some clinical study. Our decision to acquire a drug candidate will also depend on our evaluation of the scientific merits of the underlying technology, the costs of the transaction and other economic terms of any proposed license, the amount of capital that we anticipate will be required to develop the drug candidate and the economic potential of the drug candidate if approved for commercialization.  We believe this strategy minimizes our clinical development risk and allows us to accelerate the development and potential commercialization of current and future drug candidates.

Strategy

Our primary objective is to build neratinib into a significant oncology franchise as a single agent, and potentially in combination with other therapies. The following elements comprise our strategy to achieve this objective:

•

Seek regulatory approval and commence commercialization of neratinib in regions outside the United States. Before we can market neratinib outside the United States for any indication, including the FDA-approved indication associated with NERLYNX, we must obtain regulatory approval in those countries.  We have entered into exclusive license agreements with STA, Medison, Pint, CANbridge, and Knight pursuant to which each will commercialize NERLYNX in its respective territory.  Pursuant to these agreements, we have received upfront payments and will potentially receive regulatory milestone and sales-based milestone payments, and royalties based on net sales of NERLYNX once commercialized.  In June 2016, we submitted an MAA to the EMA for neratinib for the extended adjuvant treatment of patients with early-stage HER2-overexpressed/amplified breast cancer who have received prior adjuvant trastuzumab-based therapy. The MAA submission was based upon the results of the ExteNET trial, which reached its primary endpoint whereby neratinib demonstrated a statistically significant reduction of risk of invasive disease recurrence or death versus placebo.  In September 2018, the EC granted marketing authorisation for extended adjuvant treatment of adult patients with early state hormone receptor positive HER-2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab-based therapy.  We are continuing to also evaluate potential commercialization options for the extended adjuvant setting in additional countries outside the United States, including developing a direct sales force, contracting with third parties to provide sales and marketing capabilities, some combination of these two options or other strategic options.

•

Continue to advance the development of neratinib for the treatment of other HER2-positive or HER2 mutated breast cancer indications.  We are primarily focused on developing neratinib for the treatment of patients with HER2-positive breast cancer or HER2-negative cancers with a HER2 mutation.

•

Expand our product pipeline by pursuing additional applications of neratinib. We believe there are additional applications for neratinib in the treatment of patients with HER2-negative cancers who have a HER2 mutation; and in tumor types where HER2 is over-expressed or mutated. We intend to further evaluate the safety and efficacy of neratinib for treating these cancers.

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

Currently, the only treatment approved by the FDA for the treatment of neoadjuvant (newly diagnosed) HER2-positive breast cancer is the combination of pertuzumab plus trastuzumab and taxane chemotherapy.  The FDA-approved therapy for the adjuvant treatment of HER2-positive early stage breast cancer is the combination of pertuzumab plus trastuzumab and chemotherapy.   In addition, in December 2018, a Phase III clinical trial showed that Kadcyla significantly improved invasive disease-free survival compared to Herceptin in patients with HER2-positive early stage breast cancer with residual disease after neoadjuvant treatment. We are also aware of a Phase III clinical trial that is comparing trastuzumab plus pertuzumab plus taxane following anthracyclines versus T-DM1 plus pertuzumab following anthracyclines as an adjuvant therapy.

Trastuzumab and pertuzumab given in combination with taxane chemotherapy is the current first-line standard of care for HER2-positive metastatic breast cancer.  Lapatinib (Tykerb), given in combination with the chemotherapy drug capecitabine, is also FDA-approved for the treatment of patients who have failed prior treatments. In a Phase II clinical trial, lapatinib demonstrated a median PFS of eight to nine weeks and a response rate of 5 – 7%.  In a Phase III clinical trial, patients with HER2-positive metastatic breast cancer who received the combination of lapatinib plus capecitabine demonstrated a median progression free survival of 27.1 weeks and a response rate of 23.7%.  In the Phase III EMILIA trial, the combination of lapatinib plus capecitabine demonstrated a median PFS of 25.6 weeks and a response rate of 30.8%.  T-DM1 is approved by the FDA for the treatment of patients with HER2-positive metastatic breast cancer who previously received first line trastuzumab-based therapy.  Unfortunately, the disease eventually progresses for most patients with HER2-positive breast cancer while on these treatments. For these reasons, there is a need for alternatives to block HER2 signaling in patients who fail treatment with prior HER2 directed treatments. Neratinib is an orally active small molecule that inhibits HER2 at a different site and uses a different mechanism than trastuzumab. As a result, we believe that neratinib may have utility in patients with HER2-positive metastatic breast cancer who have failed treatment with other HER2 inhibitors.

We believe that there are approximately 28,300 patients in the United States and 37,000 patients in the EU with early stage HER2-positive breast cancer that get treated with adjuvant treatment.  Based on our internal estimates, we believe that the worldwide Herceptin adjuvant revenue was approximately $4.5 to $5.0 billion in 2015. We also believe that there are approximately 6,400 patients in the United States with third-line and 4,700 patients in the United States with fourth line HER2-positive metastatic breast cancer. The number of patients with third-line or later HER2 positive metastatic breast cancer may decrease in future years as the introduction of new neoadjuvant, adjuvant and extended adjuvant treatments may reduce the number of patients with recurrence of HER2 positive breast cancer and therefore reduce the number of patients with HER2 positive metastatic breast cancer.  In 2017, worldwide sales of Tykerb for this indication were approximately $186 million.

We believe that approximately 1-12% of all cancer patients have mutation in HER2 kinase in the United States and that approximately 7 – 9% of all estrogen receptor positive metastatic breast cancer patients who have received prior endocrine treatment have a mutation in HER2 kinase (approximately 8,000 to 10,000 patients in the United States).

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

Our initial focus is on the commercialization and development of the oral formulation of neratinib.  We are also evaluating for potential development an intravenous formulation of neratinib and PB357, a back-up compound to neratinib.

PB272 (neratinib oral)—Early Stage Breast Cancer

Extended Adjuvant Breast Cancer

Two-Year ExteNET Data.  In July 2014, we announced top line results from our ExteNET trial, a Phase III clinical trial of neratinib for the extended adjuvant treatment of early stage HER2-positive breast cancer. The data from this trial was presented in an oral presentation at the American Society of Clinical Oncology, or ASCO, ,Annual Meeting in June 2015 and was published online in The Lancet Oncology in February 2016. The ExteNET trial was a double-blind, placebo-controlled, Phase III trial of neratinib versus placebo after adjuvant treatment with Herceptin in women with early stage HER2-positive breast cancer.  More specifically, the ExteNET trial enrolled 2,840 patients in 41 countries with early stage HER2-positive breast cancer who had undergone surgery and adjuvant treatment with trastuzumab. After completion of adjuvant treatment with trastuzumab, patients were randomized to receive extended adjuvant treatment with either neratinib or placebo for a period of one year. Patients were then followed for recurrent disease, ductal carcinoma in situ (DCIS), or death for a period of two years after randomization in the trial.

The safety results of the study showed that the most frequently observed adverse event for the neratinib-treated patients was diarrhea, with approximately 39.9% of the neratinib-treated patients experiencing grade 3 or higher diarrhea (one patient, 0.1%, had grade 4 diarrhea). Patients who received neratinib in this trial did not receive any prophylaxis with antidiarrheal agents to prevent the neratinib-related diarrhea. We have reported clinical data from several trials that have demonstrated that the use of high-dose prophylactic loperamide may greatly reduce the rate of grade 3 diarrhea with neratinib, with grade 3 diarrhea rates ranging from 0-17% in studies in which high-dose loperamide prophylaxis was used.  We are currently conducting an international, open-label, Phase II study investigating the use of antidiarrheal prophylaxis with loperamide alone or with other agents in the prevention and reduction of neratinib-associated diarrhea and, more specifically, grade 3 diarrhea.  The interim results of this trial (data cut-off of November 2017) showed that the incidence of grade 3 diarrhea for the 137 patients who received the loperamide prophylaxis was 30.7% , the incidence of grade 3 diarrhea for the 64 patients who received the combination of loperamide plus budesonide was 26.6% and the incidence of grade 3 diarrhea for the 120 patients who received the combination of loperamide plus colestipol was 10.8%.   In all of our current ongoing studies, we are instituting the use of antidiarrheal prophylaxis for the first cycle of treatment in order to continue to reduce the neratinib-related diarrhea.  See “—PB272 (neratinib, oral)—Metastatic Breast Cancer—Safety Database” for additional information.

The primary endpoint of the ExteNET trial was invasive disease-free survival, or DFS. The results of the trial demonstrated that treatment with neratinib resulted in a 33% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.67, p = 0.009). The two-year DFS rate for the neratinib arm was 93.9% and the two-year DFS rate for the placebo arm was 91.6%. The secondary endpoint of the trial was disease-free survival including ductal carcinoma in situ, or DFS-DCIS. The results of the trial demonstrated that treatment with neratinib resulted in a 37% reduction of risk of disease recurrence including DCIS or death versus placebo (hazard ratio = 0.63, p = 0.002). The two-year DFS-DCIS rate for the neratinib arm was 93.9% and the two-year DFS-DCIS rate for the placebo arm was 91.0%.

As an inclusion criteria for the ExteNET trial, patients needed to have tumors that were HER2-positive using local assessment. In addition, as a pre-defined subgroup in the trial, patients had centralized HER2 testing performed on their tumor as well. At the time the two-year data was compiled, centralized HER2 testing had been performed on 1,704 (60%) of the patients in the ExteNET trial and further central testing on available samples was currently ongoing. For the 1,463 patients whose tumors were HER2-positive by central confirmation, the results of the trial demonstrated that treatment with neratinib resulted in a 49% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.51, p = 0.002). The two-year DFS rate for the centrally confirmed patients in the neratinib arm was 94.7% and the 2-year DFS rate for the centrally confirmed patients in the placebo arm was 90.6%. For the patients in the trial whose tumors were HER2-positive by central confirmation, the results of the trial demonstrated that treatment with neratinib resulted in a 51% reduction of risk of disease recurrence including DCIS or death versus placebo (hazard ratio = 0.49, p < 0.001). The two-year DFS-DCIS rate for the centrally confirmed patients in the neratinib arm was 94.7% and the two-year DFS rate for centrally confirmed patients in the placebo arm was 90.2%.

For the pre-defined subgroup of patients with hormone receptor positive disease, the results of the trial demonstrated that treatment with neratinib resulted in a 49% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.51, p = 0.001). The two-year DFS rate for the neratinib arm was 95.4% and the two-year DFS rate for the placebo arm was 91.2%. For the patients in the trial whose tumors were HER2-positive by central confirmation, the results of the trial demonstrated that treatment with neratinib resulted in a 75% reduction of risk of invasive disease recurrence or death (hazard ratio = 0.25, p < 0.001). The two-year DFS rate for the centrally confirmed patients in the neratinib arm was 97.0% and the two-year DFS rate for centrally confirmed patients in the placebo arm was 88.4%.

Based on the results from the ExteNET trial, in June and July 2016, we submitted an MAA with the EMA and filed an NDA with the FDA, respectively, for regulatory approval of neratinib in the extended adjuvant setting.

Five-Year ExteNET Data.  In September 2017, we presented updated data from the ExteNET trial at the European Society of Medical Oncology, or ESMO, 2017 Congress in Madrid, Spain.  The data represented a predefined five-year invasive disease free survival, or iDFS, analysis as a follow-up to the primary two-year iDFS analysis of the Phase III ExteNet trial. The results of the trial demonstrated that after a median follow up of 5.2 years, treatment with neratinib resulted in a 27% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.73, p = 0.008). The five-year iDFS rate for the neratinib arm was 90.2% and the 5-year iDFS rate for the placebo arm was 87.7%.  The secondary endpoint of the trial was invasive disease free survival including ductal carcinoma in situ, or iDFS-DCIS. The results of the trial demonstrated that treatment with neratinib resulted in a 29% reduction of risk of disease recurrence, including DCIS or death versus placebo (hazard ratio = 0.71, p = 0.004). The five-year iDFS-DCIS rate for the neratinib arm was 89.7% and the five-year iDFS-DCIS rate for the placebo arm was 86.8%.

For the pre-defined subgroup of patients with hormone receptor positive disease, the results of the trial demonstrated that treatment with neratinib resulted in a 40% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.60, p = 0.002). The five-year iDFS rate for the neratinib arm was 91.2% and the five-year iDFS rate for the placebo arm was 86.8%. For the pre-defined subgroup of patients with hormone receptor negative disease, the results of the trial demonstrated that treatment with neratinib resulted in a hazard ratio of 0.95 (p = 0.762).

The results of the ExteNET trial showed that after two years of follow-up, for patients with hormone receptor positive, HER2-positive early stage breast cancer patients who were treated within one year after the completion of trastuzumab based adjuvant therapy, iDFS was 95.3% in the patients treated with neratinib compared with 90.8% in those receiving placebo (hazard ratio = 0.49; 95% CI: (0.30, 0.78); p=0.002).

The safety results were unchanged from the primary two-year iDFS analysis of the study that showed the most frequently observed adverse event for the neratinib-treated patients was diarrhea, with approximately 39.9% of the neratinib-treated patients experiencing grade 3 or higher diarrhea (one patient, or 0.1%, had grade 4 diarrhea). Patients who received neratinib in this trial did not receive any prophylaxis with antidiarrheal agents to prevent the neratinib-related diarrhea.

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

Also at the 2010 CTRC-AACR San Antonio Breast Cancer Symposium, the results of the Neo-Sphere study were presented. In this trial, patients with HER2-positive breast cancer were randomized to receive either the combination of docetaxel plus trastuzumab, the combination of docetaxel plus pertuzumab, the combination of trastuzumab plus pertuzumab or the combination of docetaxel plus trastuzumab plus pertuzumab, as a neoadjuvant (preoperative) therapy. The results of the trial demonstrated that the patients who received the combination of docetaxel plus trastuzumab had a pCR of 21.5% in the breast and lymph nodes, the patients who received docetaxel plus pertuzumab had a pCR of 17.7%, the patients who received pertuzumab plus trastuzumab had a pCR of 11.2% and the patients who received the combination of docetaxel plus trastuzumab plus pertuzumab had a pCR of 39.3%.

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

FB-7 Trial.  In 2010, Pfizer, in collaboration with the National Surgical Adjuvant Breast and Bowel Project, or NSABP, a clinical trials cooperative group supported by the National Cancer Institute, or NCI, initiated the FB-7 study to investigate the use of neratinib as a neoadjuvant therapy for newly diagnosed HER2-positive breast cancer. In this trial, a total of 126 patients were randomized to receive neratinib plus the chemotherapy drug paclitaxel or trastuzumab plus paclitaxel prior to having surgery to remove their tumors. The purpose of this study was to test whether adding neratinib to paclitaxel chemotherapy is better than trastuzumab plus paclitaxel chemotherapy before having surgery. This trial was modified in 2012 to include a third treatment arm where patients will receive the combination of neratinib plus trastuzumab plus paclitaxel prior to having surgery to remove their tumors.

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

In December 2016, a biomarker analysis of the FB-7 trial was presented at the 2016 CTRC-AACR San Antonio Breast Cancer Symposium.  Pre-treatment core biopsy samples (n=59) and post treatment surgical samples (n=17) were obtained from a subset of patients treated in the FB-7 trial. pCR data were available for 51 patients from the biomarker cohort. After excluding low tumor content non-evaluable samples, correlative biomarker analysis was performed in 42 patients.

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

Other Trials of Neratinib in Combination with Other Anti-Cancer Drugs. In November 2014, we announced top line results from a Phase II clinical trial of neratinib for the treatment of first-line HER2-positive locally recurrent or metastatic breast cancer (NEfERTT trial). Data from this trial was presented at the American Society of Clinical Oncology (ASCO) 2015 Annual Meeting in June 2015.  The NEfERTT trial was a randomized, two-arm Phase II trial of neratinib plus the anticancer drug paclitaxel versus trastuzumab (Herceptin) plus paclitaxel as a first-line treatment for HER2-positive locally recurrent or metastatic breast cancer.  The trial enrolled 479 patients in 33 countries with locally recurrent or metastatic breast cancer who had not received prior anticancer therapy for locally recurrent or metastatic disease. Patients were randomized to receive first-line treatment with either paclitaxel plus neratinib or paclitaxel plus trastuzumab. The primary endpoint of the trial was progression free survival. The secondary endpoints of the study included objective response rate and the incidence of central nervous system (CNS) metastases, including brain metastases.

The results of the trial demonstrated that the PFS for the patients who received the combination of paclitaxel plus neratinib was 12.9 months and the PFS for the patients who received the combination of paclitaxel plus trastuzumab was 12.9 months (p=0.777). The objective response rate in the trial for the patients who received the combination of paclitaxel plus neratinib was 74.8% and the objective response rate for the patients who received the combination of paclitaxel plus trastuzumab was 77.6% (p=0.522).  With respect to the incidence of central nervous system, or CNS, metastases, such as brain metastases, treatment with the combination of paclitaxel plus neratinib resulted in a 52% reduction in the incidence of CNS metastases compared to the incidence of CNS metastases in patients who received the combination of paclitaxel plus trastuzumab. Symptomatic or progressive CNS recurrences occurred in 20 patients (8.3%) in the neratinib-paclitaxel group and 41 patients (17.3%) in the trastuzumab-paclitaxel group (relative risk 0.48, p=0.002). The estimated Kaplan-Meier 2-year incidence of CNS recurrences was 16.3% in the neratinib-paclitaxel group and 31.2% in the trastuzumab-paclitaxel group (hazard ratio 0.45, p=0.004). These results reflect a statistically significant difference between the two treatment arms.  We believe that this represents the first randomized trial with a HER2 targeted agent that has shown a statistically significant reduction in the incidence of CNS metastases.  The Phase II trial results were published online in the JAMA Oncology in April 2016.

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

In February 2013, we reached agreement with the FDA under an SPA for our Phase III clinical trial (PUMA-NER-1301 or the NALA trial) of neratinib in patients with HER2-positive metastatic breast cancer who have failed two or more prior treatments (third-line disease). The SPA is a written agreement between us, as the trial’s sponsor, and the FDA regarding the design, endpoints, and planned statistical analysis of the Phase III trial with respect to the effectiveness of PB272 for the indication to be studied to support an NDA. The EMA has also provided follow-on SA, consistent with that of the FDA regarding our Phase III trial design and endpoints to be used and ability of such design to support the submission of an MAA in the EU.

Pursuant to the SPA and SA, the Phase III NALA trial is a randomized controlled trial of neratinib plus capecitabine versus Tykerb® (lapatinib) plus capecitabine in patients with third-line HER2-positive metastatic breast cancer. The trial enrolled 621 patients who were randomized (1:1) to receive either neratinib plus capecitabine or lapatinib plus capecitabine. The trial was conducted globally at sites in North America, Europe, Asia-Pacific and South America. The co-primary endpoints of the trial are centrally confirmed progression free survival, or PFS, and overall survival, or OS. An alpha level of 1% was allocated to the PFS and 4% allocated to OS.

In December 2018 we announced that for the primary analysis of centrally confirmed PFS, treatment with neratinib plus capecitabine resulted in a statistically significant improvement in centrally confirmed PFS (p=0.0059) compared to treatment with lapatinib plus capecitabine. For the primary analyses of OS, neratinib plus capecitabine resulted in a numerical improvement in OS that did not achieve statistical significance (p=0.21). For the secondary endpoint of time to intervention for symptomatic central nervous system disease (also referred to as brain metastases), the results of the trial showed that treatment with neratinib plus capecitabine led to an improvement over the combination of lapatinib plus capecitabine (p=0.043).

The safety profile of neratinib in the Phase III NALA study was consistent with previous clinical trials of neratinib.

Full results of the trial will be submitted to health authorities around the world, including the FDA and EMA. Results of the trial will be submitted for presentation at a major medical conference in 2019.

In 2010, Pfizer also initiated a Phase I/II trial of neratinib in combination with the anti-cancer drug temsirolimus, or Torisel, in patients with HER2-positive metastatic breast cancer who have failed multiple prior treatments. The trial was conducted as a Phase I/II trial of PB272 given in combination with the anticancer drug temsirolimus in patients with HER2-positive metastatic breast cancer. The Phase I portion of the trial, which was reported previously, determined that the maximum tolerated dose was 240 mg of neratinib daily with 8 mg of temsirolimus weekly and the dose limiting toxicity was diarrhea. The interim Phase II data was presented at the 2014 CTRC-AACR San Antonio Breast Cancer Symposium.  The Phase II portion of the study was conducted in two cohorts. The first cohort, referred to as the Maximum Tolerated Dose, or MTD, cohort, received 240 mg of neratinib daily with 8 mg of temsirolimus weekly. This cohort of patients received low dose loperamide (4 mg per day) prophylactically in order to reduce the neratinib-related diarrhea. The second cohort of patients, referred to as the dose escalation cohort, received 240 mg of neratinib daily and initially received 8 mg of temsirolimus weekly. This cohort of patients received high dose loperamide (16 mg per day initially) prophylactically in order to reduce the neratinib-related diarrhea. If patients in the dose escalation cohort had no tolerability issues with the combination of neratinib and temsirolimus given at 8 mg per week during the first cycle of treatment, patients in this dose escalation cohort were allowed to dose escalate the temsirolimus to 15 mg per week for the remainder of the study. Patients in both cohorts in the study received a median of 3 prior regimens in the metastatic setting (range 1-8 prior regimens) before entering the trial. The 37 patients in the MTD cohort were enrolled at 3 centers in the United States and the 45 patients in the dose escalation cohort were enrolled at 8 centers in the United States, Europe and Asia.  The interim safety results of the study showed that the most frequently observed adverse event for the patients who received the combination of neratinib plus temsirolimus was diarrhea. For the 37 patients in the MTD cohort, who received low dose loperamide prophylactically, 12 patients (32%) experienced grade 3 diarrhea. For the 41 patients in the dose escalation cohort, who received high dose loperamide prophylactically and were allowed to dose escalate the temsirolimus dose, 7 patients (17%) reported grade 3 diarrhea. 4 (57%) of the 7 patients in the dose escalation cohort who experienced grade 3 diarrhea were not compliant with the high dose loperamide prophylaxis. There were 4 patients in the dose escalation cohort who did not yet have safety data reported and are therefore not included in the safety population. For the patients in the dose escalation cohort, thus far 47% of the patients have been able to dose escalate  temsirolimus from 8 mg per week to 15 mg per week.  The interim efficacy results from the trial showed that for the 37 patients in the MTD cohort, 11 patients (30%) experienced a partial response. The median duration of response for this cohort of patients was 3.0 months and the median progression-free survival was 4.8 months.  For the 37 evaluable patients in the dose escalation cohort, the efficacy results from the trial demonstrated that 11 patients (30%) experienced a partial response.

Metastatic Breast Cancer with Brain Metastases

Approximately one-third of the patients with HER2-positive metastatic breast cancer develop metastases that spread to their brain. The current antibody-based treatments, including trastuzumab, pertuzumab and T-DM1, do not enter the brain and therefore are not believed to be effective in treating these patients. In a Phase II trial with lapatinib given as a single agent, lapatinib demonstrated a 6% objective response rate in the patients with HER2-positive metastatic breast cancer whose disease spread to their brain. In January 2012, a Phase II trial of neratinib as a single agent and in combination with the anticancer drug capecitabine in patients with HER2-positive metastatic breast cancer that has spread to their brain was initiated in conjunction with the Dana Farber Translational Breast Cancer Research Consortium. In June 2014, at the ASCO 2014 Annual Meeting, results from the first cohort (n=40) who were administered neratinib monotherapy was presented. The efficacy results from the first cohort of the trial showed that for the 40 evaluable patients, three (7.5%) patients experienced a partial response, four (10%) patients experienced prolonged stable disease for greater than or equal to six months and 12 (30%) patients experienced stable disease for less than six months. The median PFS of the 40 evaluable patients was seen to be 1.9 months and the median overall survival was seen to be 8.7 months.

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

In cohort 3A, 30% of the patients had received prior craniotomy, 65% of the patients had received prior whole brain radiotherapy, and 35% had received prior stereotactic radiosurgery to the brain. No patients had received prior treatment with lapatinib.

The primary endpoint of the trial was CNS Objective Response Rate according to a composite criteria that included volumetric brain MRI measurements, steroid use, neurological signs and symptoms, and RECIST evaluation for non-CNS sites. The secondary endpoint of the trial was CNS response by Response Assessment in Neuro-Oncology-Brain Metastases, or RANO-BM, criteria. The efficacy results from the trial showed that 49% of patients experienced a CNS Objective Response by the composite criteria. The results also showed that the CNS response rate using the RANO-BM criteria was 24%. The median time to CNS progression was 5.5 months and the median overall survival was 13.5 months, though 49% of patients remain alive and survival data are immature.

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

In April 2018, we announced that NERLYNX (neratinib) has been included as a recommended treatment option in the latest National Comprehensive Cancer Network, or NCCN, Clinical Practice Guidelines in Oncology Central Nervous System Cancers for Breast Cancer patients with brain metastases. The NCCN designated NERLYNX in combination with capecitabine as a category 2A treatment option and NERLYNX in combination with paclitaxel as a category 2B treatment option. Use, as designated for breast cancer patients with brain metastases, is outside the FDA-approved indication for NERLYNX and considered investigational, and we do not market or promote NERLYNX for these uses.

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

Table 1:  Characteristics of Treatment-Emergent Diarrhea

	CONTROL			ExteNET
		Loperamide +	Loperamide +	Loperamide
	Loperamide	budesonide	colestipol	prn
Study	(n=137)	(n=64)	(n=120)	(n=1408)
Diarrhea, %
Any grade	79.6	86.0	66.7	95.4
Grade 1	24.8	25.0	30.0	22.9
Grade 2	24.1	34.4	25.8	32.5
Grade 3[a]	30.7	26.6	10.8	39.8
Grade 4	0	0	0	0.1
Median cumulative duration, days
Any grade	14.0	24.0	16.0	59.0
Grade ≥2	5.0	6.0	3.5	10.0
Grade ≥3[a]	3.0	2.0	3.0	5.0
Median diarrhea episodes/patient
Any grade	2.0	9.0	2.5	8.0
Grade ≥2	2.0	3.0	1.0	3.0
Grade ≥3[a]	1.0	1.0	1.0	2.0
Action taken, %
Dose hold	15.3	18.8	9.2	33.9
Dose reduction	7.3	3.1	4.2	26.4
Discontinuation	20.4	10.9	1.7	16.8
Hospitalization	1.5	0	0	1.4
Duration of neratinib treatment, months
Median	11.5	11.9	3.7	11.6

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

HER2 Mutation-Positive Solid Tumors

Based on the results from the Cancer Genome Atlas Study, we estimate that between 2% and 12% of each solid tumor has a mutation in HER2. In the United States, this includes new diagnoses of an estimated 7,000 – 7,500 patients with bladder cancer; 4,000 – 4,500 patients with colorectal cancer; 1,500 – 2,000 patients with glioblastoma; 1,000 patients with melanoma; 4,000 – 5,000 patients with prostate cancer; 1,000 patients with stomach cancer; and 1,000 – 2,000 patients with uterine cancer.

Basket Trial for HER2 Mutation-Positive Solid Tumors. In October 2013, we announced that we had initiated a Phase II clinical trial of neratinib as a single agent in patients with solid tumors that have an activating HER2 mutation, which we refer to as the SUMMIT basket trial. The Phase II SUMMIT basket trial is an open-label, multicenter, multinational study to evaluate the safety and efficacy of PB272 administered daily to patients who have solid tumors with activating HER2 or HER3 mutations. The study initially included six cohorts of patients, one for each of the following cancers: (i) bladder/urinary tract cancer; (ii) colorectal cancer; (iii) endometrial cancer; (iv) gastric/esophageal cancer; (v) ovarian cancer; and (vi) all other solid tumors (including prostate, melanoma and pancreatic cancer). Each cohort initially consists of seven patients. If a certain predetermined objective response rate is seen in the initial cohort of seven patients, the cohort will be expanded to include a larger number of patients.

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

As stated above, in May 2014 we expanded the first cohort from the SUMMIT basket trial. Interim results from this ongoing Phase II trial were presented at the 2017 American Association for Cancer Research Annual Meeting.  All patients received loperamide (16 mg per day initially) prophylactically for the first cycle of treatment in order to reduce the neratinib-related diarrhea. Included in the presentation were data on 141 patients enrolled in the neratinib monotherapy arm of the trial, including 124 patients with HER2 mutations and 17 patients with HER3 mutations. This included patients with 21 unique tumor types, with the most common being breast, lung, bladder and colorectal cancer. There were also 30 distinct HER2 and 12 distinct HER3 mutations observed among these patients, with the most frequent HER2 variants involving S310, L755, A755_G776insYVMA and V777.

In the HER2-mutant cohort, clinical responses were observed in tumors with S310, L755, V777, P780_Y781insGSP and A775_G776insYVMA mutations. When stratified by tumor type, responses were observed in patients with breast, cervical, biliary, salivary and non-small-cell lung cancers, which led to cohort expansions in these tumor types. No activity was observed in the HER3-mutant cohort. A more detailed presentation of the data is presented in the table below.

The neratinib safety profile observed in the SUMMIT study has been consistent with that observed previously in metastatic patients with HER2 amplified tumors. With anti-diarrheal prophylaxis and management, diarrhea has not been a treatment-limiting side effect in SUMMIT. The interim safety results of the study showed that the most frequently observed adverse event has been diarrhea. For the 141 patients enrolled in the neratinib monotherapy arm with safety data available as of March 10, 2017, 31 patients (22%) reported grade 3 diarrhea. The median duration of grade 3 diarrhea for those patients was two days. Four patients (2.8%) permanently discontinued neratinib due to diarrhea and 21 patients (14.9%) temporarily discontinued neratinib due to diarrhea and then restarted after the diarrhea subsided.

Table 1: SUMMIT Trial Interim Efficacy Results as of March 10, 2017
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

In December 2018, we announced that updated results from the SUMMIT basket trial in the HER2-mutant, hormone receptor positive breast cancer cohort were presented at the San Antonio Breast Cancer Symposium.  The results included data from 47 patients who received 240 mg of neratinib daily in combination with fulvestrant at the labeled dose. In this cohort, 43 patients (92%) had HER2-non-amplified disease, and patients had received a median of three prior lines of therapy in the metastatic setting (range 0-11 prior regimens) before entering the trial. All patients had been previously treated with an endocrine agent prior to entering the study, including 25 patients (53%) who had received prior fulvestrant. Further, 20 patients (43%) received prior cyclin-dependent kinase 4/6 (CDK4/6) -inhibitor therapy.

The efficacy summary of the breast cohort that received neratinib + fulvestrant is shown in the table below. The interim efficacy results from the trial showed that for the 47 efficacy evaluable patients, 14 patients (30%) experienced an objective response, which included four patients with a complete response and 10 patients with partial responses, and 22 patients (47%) experienced clinical benefit (clinical benefit is defined as confirmed complete response or partial response or stable disease for at least 24 weeks). The median duration of response was 9.2 months and the median progression free survival was 5.4 months. Subgroup analysis showed that patients who had received prior fulvestrant or CDK4/6 inhibitor targeted therapy prior to entering the trial also benefited from treatment of neratinib and fulvestrant. Of note, six patients (30%) with prior CDK4/6-inhibitor exposure showed confirmed responses, with the duration of responses ranging from 4.5–14.8 months. Four patients were still on treatment at the time of data reporting.

Table 1: HER2-Mutant, HR-Positive Metastatic Breast Cancer

Phase II SUMMIT Trial Interim Efficacy Summary as of October 19, 2018

	Neratinib + Fulvestrant
		Subgroups
	All Patients	Prior Fulvestrant	Prior CDK4/6 Inhibitor -Based
Efficacy Endpoint[a]:	(n=47)	(n=25)	Therapy (n=20)
Objective response (confirmed)[b] – n	14	4	6
CR	4	0	1
PR	10	4	5
Objective response rate (95% CI)	30 (17–45)	16 (5–36)	30 (12–54)
MedianC DOR, months (95% CI)	9.2 (5.5–16.6 )
DOR for each responder		9.2; 9.3*; 14.8*; 16.6	4.5; 7.3; 9.2*; 9.3*; 11.2*; 14.8*
Clinical benefit[d] – n	22	9	8
CR or PR	14	4	6
SD	8	5	2
Clinical benefit rate (95% CI)	47 (32–62)	36 (18–58)	40 (19–64)
MedianC PFS (95% CI) time to event, months	5.4 (3.7–9.2)	3.7 (3.5–6.9)	4.1 (1.9–10.9)

	Patients with RECIST v1.1 Measurable Disease
		Subgroups
	All Patients	Prior Fulvestrant	Prior CDK4/6 Inhibitor -Based
Efficacy Endpoint[a]:	(n=39)	(n=21)	Therapy (n=15)
Objective response (confirmed)[b] – n	12	4	5
CR	2	0	0
PR	10	4	5
Objective response rate (95% CI)	31 (17–48)	19 (5–42)	33 (12–62)
MedianC DOR, months (95% CI)	9.0 (4.5–16.6 )
DOR for each responder		9.2; 9.3*; 14.8*; 16.6	4.5; 7.3; 9.2*; 9.3*; 14.8*
Clinical benefit[d] – n	18	8	6
CR or PR	12	4	5
SD	6	4	1
Clinical benefit rate (95% CI)	46 (30–63)	38 (18–62)	40 (16–68)
MedianC PFS (95% CI) time to event, months	5.4 (3.5–10.3)	NA	NA

[a]	Response is based on investigator tumor assessments per RECIST v1.1 or modified PERCIST for patients with only PET-evaluable lesions.
[b]	Overall objective response (ORR) is defined as either a complete or partial response that is confirmed no less than 4-weeks after the criteria for response are initially met.
[c]	Kaplan-Meier analysis
[d]	Clinical benefit rate (CBR) is defined as confirmed CR or PR or stable disease (SD) for at least 24 weeks (within +/- 7 day visit window).
*	Patient still on treatment at time of data cut; DOR, duration of response; PFS, progression free survival; NA, not available

The safety profile observed in neratinib and fulvestrant-treated breast cancer patients in the SUMMIT basket trial was consistent with that observed previously in metastatic patients with HER2 amplified tumors. With anti-diarrheal prophylaxis and management, diarrhea was not a treatment-limiting side effect in the SUMMIT basket trial. The interim safety results of the study showed that the most frequently observed adverse event was diarrhea. For the 47 patients enrolled in the trial, 11 patients (23%) reported grade 3 diarrhea. The median duration of grade 3 diarrhea for those patients was 1.5 days. No patients permanently discontinued neratinib due to diarrhea.

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

Competition

The development and commercialization of new products to treat cancer is highly competitive, and we face considerable competition from major pharmaceutical, biotechnology and specialty cancer companies. As a result, there are and will likely continue to be extensive research and substantial financial resources invested in the discovery and development of new cancer products. Our competitors include, but are not limited to, Genentech, Novartis, Roche, Boehringer Ingelheim, Takeda, Daiichi Sankyo and Seattle Genetics.  None of these companies are developing their drugs for the extended adjuvant treatment of early stage HER2-positive breast cancer that has been previously treated with a trastuzumab-containing regimen.  All of these competitors are developing their drugs for the treatment of early stage and/or metastatic HER2-positive breast cancer.  We are an early stage company with a limited history of operations, sales, marketing and commercial manufacturing. Many of our competitors have substantially more financial and technical resources than we do. In addition, many of our competitors have more experience than we have in pre-clinical and clinical development, manufacturing, regulatory and global commercialization. We are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of cancer.

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

In other markets outside of the United States in which NERLYNX may be approved, if any, we may choose to commercialize NERLYNX independently or by establishing one or more strategic alliances such as the ones we have established for commercializing NERLYNX in the territories for each of our respective licensees.

In November 2018, our board of directors formed a commercialization committee, consisting of Michael Miller, Jay Moyes and Frank Zavrl (and on which Alan H. Auerbach, our Chief Executive Officer and President, participates), to assist management in further accelerating our commercialization efforts in the United States. In particular, the committee is assessing our current commercial infrastructure and sales organization, assisting management in designing and implementing additional strategies focused on optimizing our commercial results and working with management to provide additional oversight into the commercial department.

Intellectual Property and License Agreements

We hold a worldwide exclusive license under our license agreement with Pfizer to eighteen granted U.S. patents and five pending U.S. patent applications, as well as foreign counterparts thereof, and other patent applications and patents claiming priority therefrom.

In the United States, we have a license to an issued patent, which currently will expire in 2025, for the composition of matter of neratinib, our lead compound. We have a license to an issued U.S. patent covering a family of compounds including neratinib, as well as equivalent patents in the EU and Japan, that currently expire in 2019. We also have a license to an issued U.S. patent for the use of neratinib in the treatment of breast cancer, which currently expires in 2025, an issued patent for the use of neratinib in the extended adjuvant treatment of early stage HER2 positive breast cancer that has previously been treated with a trastuzumab containing regimen that expires in 2030, and two issued patents for the formulation of NERLYNX that expire in 2030. In jurisdictions which permit such, we will seek patent term extensions where possible for certain of our patents. We plan to pursue additional patents in and outside the United States covering additional therapeutic uses of neratinib from these existing applications. In addition, we will pursue patent protection for any new discoveries or inventions made in the course of our development of neratinib.

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

The intellectual property portfolio that was licensed from Pfizer in 2011 when we licensed neratinib included issued patents in a number of countries, including in Europe (EP1848414), as well as pending patent applications in several countries, including the United States, relating to methods of treating gefitinib-and/or erlotinib-resistant cancer by administering an irreversible epidermal growth factor receptor inhibitor.  More specifically, the patent that was issued in Europe in April 2011 included specific claims that included a pharmaceutical composition for use in treating cancer in a subject with a cancer having a mutation in epidermal growth factor receptor with a T790M mutation. On November 28, 2011, Boehringer Ingelheim International GmbH filed an opposition to this patent asking for this patent to be revoked. Oral proceedings were held before the Opposition Division of the European Patent Office in Munich, Germany on February 4, 2014. The decision of the Opposition Division was to uphold the granted claims of the European patent that relate to the T790M mutation without any modification. This included specific claims that include claims for the pharmaceutical composition comprising an irreversible epidermal growth factor receptor inhibitor for use in treating cancer in a subject having a T790M mutation, and claims for the pharmaceutical composition for use in the treatment of numerous cancers, including lung cancer and non-small cell lung cancer.  Both parties have appealed this decision.  The appeal is pending.

An Opposition was filed by Hexal AG, or Hexel, on August 3, 2016 against European Patent No. EP2416774 which was licensed from Pfizer in 2011, and which claims neratinib for use in a method for treating HER-2/neu overexpressed/amplified cancer and improving IDFS, wherein the method comprises delivering neratinib therapy to HER-2/neu overexpressed/amplified cancer patients following the completion of at least one year of trastuzumab adjuvant therapy, and wherein the neratinib therapy comprises treating the cancer patients with neratinib for at least twelve months.  An oral hearing was held December 8, 2017, wherein the patent was maintained as granted.  Hexal then appealed, which appeal is pending.

On October 4, 2017, Hexal AG also filed an Opposition to European Patent No. EP2326329 which was licensed from Pfizer in 2011, and which claims a combination of neratinib and pharmaceutically acceptable salts thereof with capecitabine for use in a method of treating an Erb-2 positive metastatic breast cancer.  An oral hearing was held on February 13, 2019, wherein the patent was maintained as granted.  Hexal could appeal this ruling.

An Opposition was filed by Generics (UK) Ltd., or Generics, on September 3, 2015 against European Patent No. EP2656844, which was licensed from Pfizer in 2011, and which claims, inter alia, a pharmaceutical pack containing 50 to 300 mg of neratinib and pharmaceutically acceptable salts thereof and vinorelbine for use in a method of treating a neoplasm.  An oral hearing was held July 3, 2017, wherein the patent was maintained as granted.  Generics then appealed, which appeal is pending.

Unipharm Ltd. filed a pre-grant opposition to Israeli Patent Application No. IL215166 on December 7, 2016.  This application was licensed from Pfizer in 2011.  The opposition was abandoned after Unipharm missed a deadline for filing evidence.  The patent subsequently granted on August 14, 2017 and claims use of neratinib in the manufacture of a medicament for treatment of HER2/neu overexpressed/amplified cancer.

Unipharm also filed a pre-grant opposition to Israeli Patent Application No. IL210616 on January 31, 2016.  This application was licensed from Pfizer in 2011.  An oral hearing was held in Jerusalem before the Israeli Patent Office on January 22, 2018.  The matter is pending before the Israeli Patent Office.  The application is directed to use of a combination of neratinib and capecitabine in the manufacture of a medicament for treating a neoplasm.

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

The license agreement originally stipulated that should we commercialize any of the compounds licensed from Pfizer or any products containing any of these compounds, we will be obligated to pay to Pfizer incremental annual royalties between approximately 10% and 20% of net sales of all such products, subject, in some circumstances, to certain reductions.

In July 2014, we signed an amendment to the license agreement with Pfizer. The amendment to the license agreement provides that we would be solely responsible for the expenses incurred or accrued in conducting the ongoing legacy clinical trials after December 31, 2013.  These costs were previously the responsibility of Pfizer.

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

Out-License Agreements

Specialised Therapeutics Agreement

On November 20, 2017, we entered into a license agreement, or the Specialised Therapeutics Agreement, with STA.  Pursuant to the Specialised Therapeutics Agreement, we granted to STA, under certain of our intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license to commercialize any pharmaceutical product containing neratinib in finished form for the extended adjuvant treatment of women with early stage HER2-positive breast cancer and HER2-positive metastatic breast cancer in Australia, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, New Zealand, Papua New Guinea, Philippines, Singapore, Thailand, Timor-Leste and Vietnam, or the STA Territory.

The Specialised Therapeutics Agreement sets forth the parties’ respective obligations with respect to the development, commercialization and supply of the licensed product. Within the STA Territory, STA will be generally responsible for regulatory and commercialization activities, and we will be solely responsible for the manufacturing and supply of the licensed product under a supply agreement entered into between the parties.

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

CANbridge Agreement

On January 30, 2018, we entered into a license agreement, or the CANbridge Agreement, with CANbridge. Pursuant to the CANbridge Agreement, we granted to CANbridge, under certain of our intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license to develop and commercialize any pharmaceutical product containing neratinib for the treatment of human disease, or for purposes of this description, the Field, in the People’s Republic of China, or the CANbridge Territory, including mainland China, Hong Kong, Macao, and Taiwan, or, each, a CANbridge Region.

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

Pursuant to the CANbridge Agreement, we received an upfront payment of $30 million and a regulatory milestone payment of $10 million and will potentially receive regulatory milestone payments totaling up to $30 million and sales-based milestone payments totaling up to $185 million. In addition, we are entitled to receive significant double-digit royalties calculated as a percentage of net sales of the licensed products in the CANbridge Territory.

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

Pint Agreement

On March 30, 2018, we entered into a license agreement, or the Pint Agreement, with Pint. Pursuant to the Pint Agreement, we granted to Pint, under certain of our intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license to develop and commercialize any product containing neratinib and certain related compounds in Belize, Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, and Panama, Argentina, Bolivia, Brazil, Chile, Colombia, Ecuador, Guyana, Paraguay, Peru, Suriname, Uruguay, and Venezuela, French Guiana, the Falkland Islands, and Mexico, or Pint Territory.

The Pint Agreement sets forth the parties’ respective obligations with respect to the development, commercialization and supply of the licensed product. Pint will, at its expense, develop the licensed product for the purpose of obtaining regulatory approval in the Pint Territory, subject to our consent to conduct such development activities and approval of certain aspects of clinical studies conducted by Pint. Within the Pint Territory, Pint will also be responsible for regulatory and commercialization activities. We will be solely responsible for the manufacturing and supply of the licensed product under a supply agreement that will be entered into between the parties, subject to certain exceptions therein.

Pursuant to the Pint Agreement, we received an upfront payment of $10 million and are eligible to receive regulatory and sales-based milestone payments totaling up to $24.5 million. In addition, we are entitled to receive double-digit royalties calculated as a percentage of net sales of the licensed products in the Pint Territory.

The term of the Pint Agreement continues, on a country-by-country basis, until the later of (i) the expiration or abandonment of the last licensed patent covering the licensed product in such country, or (ii) the earlier of (x) the date upon which sales of generic versions of licensed product reach a specified level in such country, or (y) the tenth anniversary of the first commercial sale of the licensed product in such country. The Pint Agreement may be terminated by either party if the other party commits a material breach, subject to a customary cure period, or if the other party is insolvent. Pint may also terminate the Pint Agreement at will, for certain safety concerns.

Knight Agreement

On January 9, 2019, we entered into a license agreement, or the Knight Agreement, with Knight. Pursuant to the Knight Agreement, we granted to Knight, under certain of the our intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license (i) to commercialize any product containing neratinib and certain related compounds in Canada, or the Knight Territory, (ii) to seek and maintain regulatory approvals for the licensed products in the Knight Territory and (iii) to manufacture the licensed products anywhere in the world solely for the development and commercialization of the licensed products in the Knight Territory for human use, subject to the terms of the Knight Agreement and a supply agreement to be negotiated and executed by the parties.

Under the terms of the Knight Agreement, we will be solely responsible for the manufacturing and supply of the licensed products to Knight, but under limited circumstances Knight may obtain the right to manufacture the licensed products under the supply agreement.

The Knight Agreement sets forth the parties’ respective obligations with respect to the commercialization of the licensed products. Within the Knight Territory, we will be solely responsible for obtaining the regulatory approval for the indication of extended adjuvant treatment of HER2-positive early stage breast cancer, or the Initial Indication, and Knight will use commercially reasonable efforts to prepare, file and manage regulatory filings for any other indications in the field of human use. Promptly after obtaining the regulatory approval for the Initial Indication in the Knight Territory, we will transfer such regulatory approval to Knight, and Knight will own and hold any regulatory approvals for the licensed products in the Knight Territory in its name.

Pursuant to the Knight Agreement, we will receive upfront and milestone payments up to $7.2 million, each milestone payment payable upon the achievement of the milestone event specified in the Knight Agreement. In addition, we are entitled to receive double digit royalties calculated as a percentage of net sales of the licensed products in the Knight Territory.

The term of the Knight Agreement continues, on a licensed product-by-licensed product basis, until the later of (i) the expiration or abandonment of the last valid claim of the licensed patents that covers such licensed product in the Territory, or (ii) the earlier of (x) the time when generic competitors to such licensed product have achieved a specified level in such country, or (y) ten (10) years following the date of first commercial sale of such licensed product in the Territory. The Knight Agreement may be terminated by either party if the other party commits a material breach, subject to a customary cure period, or if the other party is insolvent

Government Regulation

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

During the development of a new drug, sponsors are given an opportunity to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase II, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach an agreement on the next phase of development. Sponsors typically use the end of Phase II meeting to discuss their Phase II clinical results and present their plans for the pivotal Phase III clinical trial that they believe will support approval of the new drug. A sponsor may request a special protocol assessment, or SPA to reach an agreement with the FDA that the protocol design, clinical endpoints, and statistical analyses are acceptable to support regulatory approval of the product candidate with respect to effectiveness in the indication studied. If such an agreement is reached, it will be documented and made part of the administrative record, and it will be binding on the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining the safety or effectiveness of the product after clinical studies begin, or if the sponsor fails to follow the protocol that was agreed upon with the FDA. There is no guarantee that a study will ultimately be adequate to support an approval, even if the study is subject to an SPA.

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

Expedited Review and Approval. The FDA has various programs, including fast track designation, priority review, accelerated approval, and breakthrough therapy designation, which are intended to expedite or simplify the process for reviewing drugs and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening diseases or conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, fast track designation is designed to facilitate the development and expedite the review of drugs to treat serious or life-threatening diseases or conditions and which demonstrate the potential to address an unmet medical need. Priority review is designed to give drugs for serious conditions that offer significant improvement in safety or effectiveness an initial review within six months of the 60-day filing date, if the drug is a new molecular entity, as compared to a standard review time of 10 months. Although fast track designation and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a fast track designated drug and expedite review of the application for a drug designated for priority review. The FDA may also initiate review of sections of an NDA before the application is complete for drugs with fast track designation. This “rolling review” is available if the applicant provides and the FDA approves a schedule for submission of portions of the application. Drugs for serious conditions are also eligible for accelerated approval, which provides an earlier approval of drugs, including fast track products, upon a determination that the product has an effect on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome, or an effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials. Finally, breakthrough therapy designation, which was established by the Food and Drug Administration Safety and Innovation Act, is for drugs intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies receive all the benefits of a fast track designation, as well as intensive guidance on efficient drug development and organizational commitment involving senior managers in the FDA. We may seek to utilize one or more of these expedited programs for our product candidates in the future, but even if we were to obtain fast track designation, priority review, accelerated approval and/or breakthrough therapy designation, there is no guarantee that it would result in a quicker review or approval of our products, if any.

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

When conducting clinical trials in the EU, we must adhere to the provisions of the European Union Clinical Trials Directive (Directive 2001/20/EC) and the laws and regulations of the EU Member States implementing them. These provisions require, among other things, that the prior authorization of an Ethics Committee and the competent Member State authority is obtained before commencing the clinical trial. In April 2014, the EU passed the Clinical Trials Regulation (Regulation 536/2014), which will replace the current Clinical Trials Directive. To ensure that the rules for clinical trials are identical throughout the European Union, the EU Clinical Trials Regulation was passed as a regulation that is directly applicable in all EU member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive until the Clinical Trials Regulation becomes applicable. According to the current plans of the EMA, the Clinical Trials Regulation is expected to become applicable in 2019.

Coverage and Reimbursement

In the United States and internationally, sales of NERLYNX and any other products that we market in the future, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability of adequate coverage and reimbursement from third-party payors, such as state and federal governments, managed care providers and private insurance plans. Private insurers, such as health maintenance organizations and managed care providers, have implemented cost-cutting and reimbursement initiatives and likely will continue to do so in the future. These include establishing formularies that govern the drugs and biologics that will be offered and the out-of-pocket obligations of member patients for such products. We may need to conduct pharmacoeconomic studies to demonstrate the cost-effectiveness of our products for formulary coverage and reimbursement. Even with such studies, our products may be considered less safe, less effective or less cost-effective than existing products, and third-party payors may not provide coverage and reimbursement for our product candidates, in whole or in part.

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

We expect that the current presidential administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. Most recently, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance.  On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. While the Trump Administration and the Centers for Medicare & Medicaid Services have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the ACA will impact the ACA. There may be additional challenges and amendments to the ACA in the future.

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

Similar political, economic and regulatory developments are occurring in the EU and may affect the ability of pharmaceutical companies to profitably commercialize their products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could restrict or regulate post-approval activities and affect the ability of pharmaceutical companies to commercialize their products. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system and international healthcare systems. Future legislation, or regulatory actions implementing recent or future legislation may have a significant effect on our business. Our ability to successfully commercialize products depends in part on the extent to which reimbursement for the costs of our products and related treatments will be available in the United States and worldwide from government health administration authorities, private health insurers and other organizations. The adoption of certain proposals could limit the prices we are able to charge for our products, the amounts of reimbursement available for our products, and limit the acceptance and availability of our products. Therefore, substantial uncertainty exists as to the reimbursement status of newly approved health care products by third-party payors.

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

Manufacturing

We do not currently have our own manufacturing facilities. We intend to continue to use our financial resources to accelerate commercialization of NERLYNX and development of our drug candidates rather than diverting resources to establish our own manufacturing facilities. We intend to meet our pre-clinical and clinical trial manufacturing requirements by establishing relationships with third-party manufacturers and other service providers to perform these services for us. While our drug candidates were being developed by Pfizer, both the drug substance and drug product were manufactured by third-party contractors. We are currently using the same third-party contractors to manufacture, supply, store and distribute our products in clinical trials and commercial quantities.  We believe that we have manufactured sufficient quantities of the drug to support at least the first year of launch in the extended adjuvant breast cancer indication and plan to continue to manufacture the drug in 2019 to further support the commercial launch of the drug.

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

Privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we may in the future conduct our operations. As we receive, collect, process, use and store personal and confidential data, we are subject to diverse laws and regulations relating to data privacy and security, including, in the United States, HIPAA, and, in the European Union, GDPR. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase the cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

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

In addition, the regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are being enacted and existing ones are being updated and strengthened. For example, on May 25, 2018, the GDPR took effect in Europe. The GDPR is directly applicable in each EU member state and applies to companies established in the EU as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the EU. GDPR introduces more stringent data protection obligations for processors and controllers of personal data, and penalties and fines for failure to comply with GDPR are significant, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. Further, there are federal transparency requirements and an increasing number of state laws that require manufacturers to disclose and make reports to the government of pricing and marketing information as well as any “transfer of value” made or distributed to physicians, teaching hospitals and other healthcare providers. Many of these laws contain ambiguities as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, our future reporting actions could be subject to the penalty provisions of the applicable state and/or federal authorities.

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

Research and Development Expenses

Research and development activities, which include personnel costs, research supplies, clinical and pre-clinical study costs, are the primary source of our overall expenses. Such expenses related to the research and development of our product candidates totaled $164.9 million for the year ended December 31, 2018, $207.8 million for the year ended December 31, 2017 and $222.8 million for the year ended December 31, 2016.

Employees

As of December 31, 2018, we had 272 employees, all of whom are full-time employees. During 2017, in preparation for the commercial launch of NERLYNX, we hired 125 full-time employees for sales, marketing and commercial related activities. We believe our relations with our employees are good. Over the course of the next year, we anticipate hiring approximately 44 additional full-time employees, most of whom will be devoted to commercial activities.

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

We have a limited operating history and have a history of operating losses, with net losses of $113.6 million, $292.0 million and $276.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.  As of December 31, 2018, we had an accumulated deficit of approximately $1,202.0 million.

Although we received FDA approval and commenced commercialization of NERLYNX in the United States in July 2017 and the EC granted marketing authorization for NERLYNX in the European Union in September 2018, we expect to incur substantial losses for the foreseeable future and may never become profitable.  Moreover, even if we succeed in developing and commercializing one or more of other drug candidates, we may never become profitable. The successful development and commercialization of any drug candidate will require us to perform a variety of functions, including:

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

Our success depends on our ability to commercialize NERLYNX successfully.  We are currently a single product company with limited commercial sales experience, which makes it difficult to evaluate our current business, predict our future prospects and forecast our financial performance and growth.

We have invested a significant portion of our efforts and financial resources in the development and commercialization of our lead product, NERLYNX, and we expect NERLYNX to constitute the vast majority of our product revenue for the foreseeable future. Our success depends on our ability to commercialize NERLYNX successfully. Successful commercialization of NERLYNX is subject to many risks. We have never, as an organization, launched or commercialized a product, and there is no guarantee that we will be able to do so successfully with NERLYNX. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than we have. The commercial success of NERLYNX depends on the extent to which patients and physicians accept and adopt NERLYNX. For example, if the expected patient population is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take or continue to take NERLYNX, due to the related side effects, including diarrhea, or otherwise, the commercial potential of NERLYNX will be limited. Thus, significant uncertainty remains regarding the commercial potential of NERLYNX.  Moreover, our ability to effectively generate product revenue from NERLYNX will depend on our ability to, among other things:

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
•

ensure that our third-party manufacturers manufacture NERLYNX in sufficient quantities, in compliance with requirements of the FDA and similar foreign regulatory agencies where NERLYNX is approved, and at acceptable quality and pricing levels in order to meet commercial demand;

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

We have limited experience as a company in marketing or distributing pharmaceutical products. If we are unable to expand our marketing capabilities and successfully commercialize NERLYNX, our business, results of operations and financial condition may be materially adversely affected.

Our strategy is to build our sales, marketing and distribution capabilities to commercialize NERLYNX successfully in the United States. While we are continuing to establish our commercial team and hire our U.S. sales force, we have limited experience commercializing pharmaceutical products as an organization. In order to market NERLYNX successfully, we must continue to build our sales, marketing, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to commercialize NERLYNX appropriately and may not become profitable.

Part of our strategy to commercialize NERLYNX in the United States is to develop a direct sales force.  These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully develop this capability.  NERLYNX is a newly-marketed drug and, therefore, none of the members of our sales force had ever promoted NERLYNX prior to its commercial launch. In addition, we must train our sales force to ensure that a consistent and appropriate message about NERLYNX is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of NERLYNX and its proper administration, our efforts to commercialize NERLYNX successfully could be harmed, which would negatively impact our ability to generate product revenue.

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

We depend on a limited number of customers for a significant amount of our total revenue, and if we lose any of our significant customers, our business could be harmed.

The majority of our revenue comes from a limited number of customers. In 2018, three customers, CVS/Caremark, Accredo/Acaria and Diplomat, individually comprised approximately 39%, 25%, and 13%, respectively, of our total revenue. We expect that revenue from a limited number of customers will continue to account for a large portion of our revenue in the future. The loss by us of any of these customers, or a material reduction in their purchases or their market pricing, could harm our business, results of operations, financial condition and prospects. In addition, if any of these customers were to fail to pay us in a timely manner, it could harm our cash flow.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs and our failure to obtain additional financing when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development or commercialization efforts or other operations.

Our operations have consumed substantial amounts of cash since inception.  We expect our costs and expenses to increase in the future as we continue to commercialize NERLYNX, on account of, among other things, the cost of a direct sales force and the cost of manufacturing. We will also continue to expend substantial amounts on research and development of our other product candidates, including conducting clinical trials.  Our future capital requirements will depend on many factors, including:

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

While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will continue to remain dependent on our ability to obtain sufficient funding to sustain operations and successfully commercialize NERLYNX. We are party to a credit facility with Silicon Valley Bank, or SVB, and Oxford Finance LLC, or Oxford, providing for two term loans equaling a total of $155 million, which mature on May 1, 2023.  As of December 31, 2018, we had $155 million in principal amounts outstanding.  While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future.  Additional financing may not be available on a timely basis on terms acceptable to us, or at all. We may raise funds in equity or debt financings to access funds for our capital needs. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing obtained by us in the future would cause us to incur debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may terminate or delay the development of one or more of our product candidates, delay clinical trials necessary to market our products, or delay establishment of sales and marketing capabilities or other activities necessary to commercialize our products. If this were to occur, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.  Furthermore, our ability to obtain funding may be adversely impacted by uncertain market conditions, unfavorable decisions of regulatory authorities or adverse clinical trial results.  The outcome of these matters cannot be predicted at this time.  Additionally, even though we have commenced the commercialization of NERLYNX, we will need to maintain and further develop our sales force to achieve commercial success, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. In the event we are unable to continue to develop and effectively maintain our commercial team, including our U.S. sales force, our ability to commercialize NERLYNX successfully would be limited, and we would not be able to generate product revenue successfully. There are risks involved both with establishing our own sales and marketing capabilities and with entering into arrangements with third parties to perform these services. For example, any efforts to develop a direct sales and marketing organization would be subject to numerous risks, including:

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

The terms of our credit facility place restrictions on our ability to operate our business and our financial flexibility.  As of December 31, 2018, we had $155 million in principal amounts outstanding under the credit facility.  The credit facility is secured by substantially all of our personal property, other than our intellectual property.

The credit facility includes affirmative and negative covenants applicable to us, our current subsidiary and any subsidiaries we create in the future.  The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts.  We must also achieve product revenue, measured as of the last day of each fiscal quarter on a trailing 3-month basis, that is greater than or equal to 50% of the revenue target set forth in our board-approved projections for the 2019 fiscal year.  New minimum revenue levels will be established for each subsequent fiscal year by mutual agreement of us, SVB as administrative agent, and the lenders.  The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions.  These covenants may make it difficult for us to operate our business.  In addition, we are in the early stages of commercializing NERLYNX and we cannot assure you that we will be able to achieve the minimum revenue requirements provided for in the credit facility.  Our failure to satisfy the revenue, or any other, covenant could result in an event of default under the loan.

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

Even though the FDA and EC have granted approval of NERLYNX for the extended adjuvant treatment of early stage, HER2-positive breast cancer, the terms of the approvals may limit its commercial potential.

Even though the FDA and EC have granted approval of NERLYNX, the scope and terms of the approvals may limit our ability to commercialize NERLYNX and, therefore, our ability to generate substantial sales revenue. The FDA and EC have approved NERLYNX only for the extended adjuvant treatment of early stage, HER2-positive breast cancer. In connection with the FDA and EC approvals, we have committed to conduct certain post-marketing studies. We have completed most of these post-marketing commitments.  If we fail to comply with all of our post-marketing commitments, or if the results of the post-marketing studies, or any other ongoing clinical studies of NERLYNX, are negative, the FDA or the EC could decide to withdraw its respective approval, add warnings or narrow the approved indication in the product label.

We are heavily dependent on the success of NERLYNX, which is still under clinical development for various additional indications, and we cannot be certain that NERLYNX will receive regulatory approval for any other indication for which we may seek approval.

The FDA and the EC have approved NERLYNX only for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab-based therapy.  We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the development of NERLYNX in various additional indications. Accordingly, our business currently depends heavily on the successful development and regulatory approval of NERLYNX for additional indications. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market NERLYNX for other indications or any of our other drug candidates in the United States until we receive approval of an NDA from the FDA or in the EU until we receive approval from the EC, as applicable, for such indications, or, in any foreign countries, until requisite approval from such countries.

Approval of NERLYNX by the FDA or the EC for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab-based therapy does not ensure that a foreign jurisdiction will also approve NERLYNX for that indication, nor does it ensure that NERLYNX will be approved by the FDA for any other indications.  Obtaining approval of an NDA or foreign marketing application is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or a foreign regulator may delay, limit or deny approval of a drug candidate for many reasons, including:

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

If we do not obtain regulatory approval of NERLYNX for other indications in the United States or European Union, or for any indication in any foreign jurisdictions, we will not be able to market NERLYNX for other indications or in other jurisdictions, which will limit our commercial revenue.

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

We have entered into exclusive license agreements with several third parties that provide these licensees exclusive rights to the development and commercialization of NERLYNX in various specified regions outside of the United States.  As a result, we are entirely dependent on these parties to achieve regulatory approval of NERLYNX for marketing in these countries and for the commercialization of NERLYNX, if approved.  The timing and amount of any milestone and royalty payments we may receive under these agreements, as well as the commercial success of NERLYNX, will depend on, among other things, the efforts, allocation of resources and successful commercialization of NERLYNX by the licensees.  We also depend on these third parties to comply with all applicable laws relative the development and commercialization of our products in those countries.  We do not control the individual efforts of these licensees and have limited ability to terminate these agreements if the licensees do not perform as anticipated. The failure of these licensees to devote sufficient time and effort to the development and commercialization of NERLYNX, or the failure of these licensees to meet their obligations to us, including for future royalty and milestone payments; to adequately deploy business continuity plans in the event of a crisis; and/or satisfactorily resolve significant disagreements with us or address other factors, could have an adverse impact on our financial results and operations. In addition, if these third parties violate, or are alleged to have violated, any laws or regulations during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

Clinical trials are very expensive, time-consuming and difficult to design and implement.

Although NERLYNX has been approved by the FDA for the extended adjuvant treatment of early stage, HER2-positive breast cancer, NERLYNX is still under development for various indications in the United States, and our other drug candidates are in development, as well, all of which will require extensive clinical testing before we can submit any NDA for regulatory approval. We cannot predict with any certainty that any NDA or supplemental NDA seeking to expand the indication for NERLYNX will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our other drug candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The results of pre-clinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials.  Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be successful.

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

Although we have received FDA approval for neratinib in the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy, we are also pursuing an indication for the use of neratinib in patients with HER2-positive metastatic breast cancer who have failed two or more prior treatments. In February 2013, we announced that we reached agreement with the FDA under an SPA for our Phase III clinical trial of neratinib in this potential additional indication. We commenced the Phase III clinical trial in June 2013 and announced results of the study in December 2018. The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate the proposed design and size of Phase III clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis, within 45 days of receipt of the request. The FDA ultimately assesses whether the protocol design and planned analysis of the trial are acceptable to support regulatory approval of the product candidate with respect to the effectiveness of the identified indication. All agreements between the FDA and the sponsor regarding an SPA must be clearly documented in writing, either in the form of an SPA letter or minutes of a meeting between the sponsor and the FDA at which the SPA agreement was reached. However, an SPA agreement does not guarantee approval of a product candidate, and even if the FDA agrees to the design, execution, and analysis proposed in protocols reviewed under the SPA process, the FDA may revoke or alter its agreement in certain circumstances. In particular, an SPA agreement is not binding on the FDA if public health concerns emerge that were unrecognized at the time of the SPA agreement, other new scientific concerns regarding product safety or efficacy arise, the sponsor company fails to comply with the agreed upon trial protocols, or the relevant data, assumptions or information provided by the sponsor in a request for the SPA change or are found to be false or omit relevant facts. In addition, even after an SPA agreement is finalized, the SPA agreement may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if the FDA and the sponsor agree in writing to modify the protocol and such modification is intended to improve the study. The FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.

We cannot assure you that the SPA will ultimately be binding on the FDA or will result in any FDA approval for neratinib. We expect that the FDA will review our compliance with the SPA, evaluate the results of the clinical trials and conduct inspections of some of the approximately 250 sites in North America, Europe and Asia-Pacific where the clinical trials will be conducted. We cannot assure you that each of the clinical trial sites will pass such FDA inspections, and negative inspection results could significantly delay or prevent any potential approval for neratinib. If the FDA revokes or alters its agreement under the SPA, or interprets the data collected from the clinical trial differently than we do, the FDA may deem the data insufficient to support regulatory approval, which could materially adversely affect our business, financial condition and results of operations.

Planned expansion into new markets outside of the United States will subject us to additional business and regulatory risks, and there can be no assurance that our products will be accepted in those markets.

We have entered into exclusive license agreements providing for third parties to pursue regulatory approval and commercialize NERLYNX, if approved, in various specified regions outside of the United States.  We plan to continue to pursue commercialization of NERLYNX in additional countries outside the United States where it has been approved.  Engaging in international business inherently involves a number of difficulties and risks, including:

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

When selling any products outside of the United States, including NERLYNX, we are subject to United States export control and economic sanctions laws, the violation of which could result in substantial penalties being imposed against us. More broadly, if we fail to comply with export control laws, any sales could fail to grow or could decline, and our ability to grow our business could be adversely affected.

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

While physicians in the United States may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote the products is narrowly limited to those indications that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. For example, in April 2018 we announced that NERLYNX (neratinib) has been included as a recommended treatment option in the latest NCCN Clinical Practice Guidelines in Oncology Central Nervous System Cancers for Breast Cancer patients with brain metastases. The NCCN designated NERLYNX in combination with capecitabine as a category 2A treatment option and NERLYNX in combination with paclitaxel as a category 2B treatment option. Use, as designated for breast cancer patients with brain metastases, is outside the FDA approved indication for NERLYNX and considered investigational, and we do not market or promote NERLYNX for these uses. Regulatory authorities in the United States generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. Although recent court decisions suggest that certain off-label promotional activities may be protected under the First Amendment, the scope of any such protection is unclear. If our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, bring an enforcement action against us, suspend or withdraw an approved product from the market, require a recall or institute fines or civil fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our reputation and our business.

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

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm us.

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

Compliance with governmental regulation and other legal obligations related to privacy, data protection and information security could result in additional costs and liabilities to us or inhibit our ability to collect and process data, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.

Privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we may in the future conduct our operations. As we receive, collect, process, use and store personal and confidential data, we are subject to diverse laws and regulations relating to data privacy and security, including, in the United States, HIPAA, and, in the EU, GDPR. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

In addition, the regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are being enacted and existing ones are being updated and strengthened. For example, on May 25, 2018, GDPR took effect in Europe. GDPR is directly applicable in each European Union member state and applies to companies established in the European Union as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the European Union. GDPR introduces more stringent data protection obligations for processors and controllers of personal data, and penalties and fines for failure to comply with GDPR are significant, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher.

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
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. Most recently, the Tax Cuts and Job Act was enacted, which, among other things, removes the penalties for not complying with the ACA’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. While the Trump administration and the Centers for Medicare & Medicaid Services have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the ACA will impact the ACA and our business. There may be additional challenges and amendments to the ACA in the future. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changes the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs. We cannot predict all of the ways in which future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize NERLYNX and our other product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could restrict or regulate post-approval activities and affect our ability to commercialize NERLYNX and our other product candidates, if approved. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, NERLYNX may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

We expect to experience pricing pressures in connection with the sale of our current or future commercial products, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. There may be additional pressure by payors and healthcare providers to use generic drugs that contain the active ingredients found in neratinib (oral), neratinib (intravenous), PB357 or any other drug candidates that we may develop. If we fail to successfully secure and maintain adequate coverage and reimbursement for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and expected revenue and profitability which would have a material adverse effect on our business, results of operations and financial condition.

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

•

HIPAA, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information held by certain covered entities and their business associates, and imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

•

analogous state equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and

•

European and other foreign law equivalents of each of these laws, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information, such as GDPR, which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the EU (including health data).

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

As of December 31, 2018, we had 272 employees, including our Chief Executive Officer and President. Our future success depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled scientific, technical, marketing, managerial and financial personnel. Although we will seek to hire and retain qualified personnel with experience and abilities commensurate with our needs, there is no assurance that we will succeed despite their collective efforts. Competition for personnel is intense, and any failure to attract and retain the necessary technical, marketing, managerial and financial personnel would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our commercial success will depend in part on obtaining and maintaining intellectual property protection for our products, formulations, processes, methods and other technologies. We will only be able to protect these technologies and products from unauthorized use by third parties to the extent that valid and enforceable intellectual property rights, including patents, cover them, or other market exclusionary rights apply. The patent positions of pharmaceutical companies, like ours, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the United States. The general environment for pharmaceutical patents outside the United States also involves significant uncertainty. Accordingly, we cannot predict the breadth of claims that may be allowed (if any are allowed at all) or enforced, or that the scope of these patent rights could provide a sufficient degree of future protection that could permit us to gain or keep our competitive advantage with respect to these products and technology. For example, we cannot predict:

•

the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to make, use, sell, offer to sell or import competitive products without infringing our patents;

•	if and when patents will issue;
•	whether or not others will obtain patents claiming inventions similar to those covered by our patents and patent applications; or
•	whether we will need to initiate litigation or administrative proceedings in connection with patent rights, which may be costly whether we win or lose, and the outcome of which is unpredictable.

The patents we have licensed may be challenged and could be invalidated or rendered unenforceable by third parties. Changes in either the patent laws or in the interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property.

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

We may also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. Trade secrets, however, are difficult to protect. While we believe that we will use reasonable efforts to protect our trade secrets, our own or our strategic partners’ employees, consultants, contractors or advisors may unintentionally or willfully disclose our information to competitors. Such disclosure could adversely affect our ability to prevent further disclosures of our trade secrets.  We seek to protect this information, in part, through the use of non-disclosure and confidentiality agreements with employees, consultants, advisors and others. These agreements may be breached, and we may not have adequate remedies for a breach. In addition, we cannot ensure that those agreements will be enforceable, provide adequate protection for our trade secrets, know-how or other proprietary information, or prevent their unauthorized use or disclosure.

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

Other companies may have or may acquire intellectual property rights that could be enforced against us. If they do so, we may be required to alter our products, formulations, processes, methods or other technologies, obtain a license, assuming one can be obtained, or cease our product-related activities. Holders of such intellectual property rights are not required to give us a license if one were required.  If our products or technologies infringe the intellectual property rights of others, such parties could bring legal action against us or our licensors or collaborators claiming damages and seeking to enjoin any activities that they believe infringe their intellectual property rights. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving the invalidity of a patent is particularly difficult in the United States, since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. If we are found to infringe a third-party patent, we may need to cease the commercial sale of our products.

Because patent applications can take many years to issue, there may be currently pending applications unknown to us or reissue applications that may later result in issued patents upon which our products or technologies may infringe. There could also be existing patents of which we are unaware that our products or technologies may infringe. In addition, if third parties file patent applications or obtain patents claiming products or technologies also claimed by us in pending applications or issued patents, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office, or USPTO, to determine priority of invention. If third parties file inter partes review or post-grant review petitions in the USPTO to invalidate our issued U.S. patents, we may have to participate in such proceedings to defend such patents.  If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of our filed foreign patent applications. The outcome of such proceedings in the United States and foreign countries is predictable.  Some of our competitors may be able to sustain the costs of such proceedings and of complex patent litigation more effectively than we can because they have substantially greater resources. Additionally, any uncertainties resulting from the initiation and continuation of any such proceedings or litigation may have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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
•

we may be ordered by a court to stop making, using, selling, offering for sale, importing or licensing our products or technologies without a license from a patent holder, and such license may not be available on commercially acceptable terms, if at all, or may require us to pay substantial royalties or grant cross-licenses to our patents; and

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

We cannot predict the extent to which investor interest in our company will be sufficient to maintain an active trading market on the NASDAQ Global Select Market or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of December 31, 2018, we estimate that our officers, directors and their affiliated entities, and our 5% or greater stockholders, collectively beneficially owned approximately 46.9 % of our outstanding shares of common stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if there is a less active trading market, holders of our common stock may have difficulty selling their shares.

The price of our common stock could be subject to volatility related or unrelated to our operations.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	our ability to commercialize NERLYNX successfully in and beyond the United States for the extended adjuvant treatment of early stage, HER2-positive breast cancer;
•	the status and cost of our marketing commitments for NERLYNX;
•

the status and cost of development and commercialization of neratinib for indications other than in the treatment of HER2-positive breast cancer and in jurisdictions other than the United States and European Union, if approved;

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

We have been subject to securities litigation in the past, and volatility in the price of our common stock may subject us to securities litigation in the future.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years.  These types of lawsuits are subject to inherent uncertainties, and are expensive and time-consuming to investigate, defend and resolve. For instance, in Hsu v. Puma Biotechnology, Inc., et al., the plaintiff alleged that we and certain of our executive officers made false or misleading statements and failed to disclose material adverse facts about our business, operations, prospects and performance in violation of the Exchange Act. In February 2019, a jury found that we had liability on one of four alleged misstatements, and awarded $4.50 per share in damages, representing approximately 5% percent of total claimed damages.  Trading models suggest that approximately ten million shares traded during the class period may be eligible to claim damages. Based on prior lawsuits, we believe that the number of stockholders who submit proof of claims sufficient to recover damages is typically in the range of 20% to 40% of the total eligible shares, and based on these assumptions, total damages after claims could range from $9 million to $18 million.  However, the total amount of aggregate class-wide damages remains uncertain and will be ascertained only after an extensive claims process and the exhaustion of any appeals, and it is possible that the total damages will be higher than this estimate.  It is also possible, as a result of the verdict, that our insurance carriers may assert a right to be paid back litigation cost reimbursements previously received by us, due to certain provisions in our insurance coverage policy.

Any other litigation to which we are a party may similarly divert our management’s attention and financial and other resources, or result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines. Additionally, we may decide to settle such lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.

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

Our founder, Chief Executive Officer and President, Alan H. Auerbach, holds a warrant for 2,116,250 shares with an exercise price of $16.00 per share. If any portion of the outstanding warrant is exercised for shares of our common stock prior to its expiration in October 2021, our stockholders may experience immediate dilution and the market price of our common stock may be adversely affected.

We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC, or NASDAQ or any stock exchange or inter-dealer quotations system on which our common stock may be listed in the future. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically in recent years. These rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

These rules and regulations may also make it difficult and expensive for us to maintain the appropriate level of director and officer insurance for a company with our market capitalization.  If we are unable to maintain an appropriate level of such insurance, we may be required to accept reduced policy limits and coverage or larger deductible limits.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

We lease approximately 65,656 square feet of office space in the building located at 10880 Wilshire Boulevard, Los Angeles, California for use as our corporate headquarters. This lease commenced in December 2011 and over time has been amended to add rentable square footage.    The lease terminates in March 2026.  We also lease approximately 29,470 square feet of office space in the building located at 701 Gateway Blvd, South San Francisco, California. The lease for the South San Francisco facility commenced in October 2012. The lease will terminate around March 2026, with an option to extend for an additional five-year term.  We believe that our existing office space, along with the additional office space in South San Francisco, is adequate to meet current and anticipated future requirements and that additional or substitute space will be available as needed to accommodate any expansions that our operations require.

ITEM 3.	LEGAL PROCEEDINGS

Hsu vs. Puma Biotechnology, Inc., et. al.

On June 3, 2015, Hsingching Hsu or the “plaintiff,” individually and on behalf of all others similarly situated, filed a class action lawsuit against us or “the defendants” and certain of our executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG).  On October 16, 2015, lead plaintiff Norfolk Pension Fund filed a consolidated complaint on behalf of all persons who purchased our securities between July 22, 2014 and May 29, 2015.  The consolidated complaint alleges that we and certain of our executive officers made false or misleading statements and failed to disclose material adverse facts about our business, operations, prospects and performance in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiff seeks damages, interest, costs, attorneys' fees, and other unspecified equitable relief.  On September 30, 2016, the court denied the defendants’ motion to dismiss the consolidated complaint.  On June 6, 2017, the lead plaintiff filed a first amended complaint that included new claims about additional statements that plaintiff alleges are false or misleading.  On June 19, 2017, the defendants moved to dismiss the new claims in the amended complaint.  On July 25, 2017, the court denied the motion to dismiss.  On December 8, 2017, the court granted the plaintiff’s motion for class certification. On July 10, 2018, defendants filed a motion for summary judgment.  The Court granted defendants’ motion in part, granting judgment on all claims against Charles Eyler and as to certain of the alleged misstatements. A jury trial was held on the remaining claims from January 15, 2019 to January 29, 2019. At trial, the jury found in favor of defendants on three of the four statements at issue.  The jury found liability on one of the statements, and as to that statement, awarded damages of $4.50 per share, which represents approximately 5% of the total claimed damages of $87.20 per share. The total amount of aggregate class-wide damages is uncertain and will be ascertained only after an extensive claims process and the exhaustion of any appeals.  Trading models suggest that approximately ten million shares traded during the class period may be eligible to claim damages.  Based on prior lawsuits, we believe that the number of stockholders who submit proof of claims sufficient to recover damages is typically in the range of 20% to 40% of the total eligible shares. Based on these assumptions, total damages after claims could range from $9 million to $18 million.  It is also reasonably possible that the total damages will be higher than this estimate, however, at this time, the amount is not estimable.   A final judgment has not been entered.

Eshelman vs. Puma Biotechnology, Inc., et. al.

In February 2016, Fredric N. Eshelman filed a lawsuit against our Chief Executive Officer and President, Alan H. Auerbach, and us in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D). The complaint generally alleges that we and Mr. Auerbach made defamatory statements regarding Dr. Eshelman in connection with a proxy contest. Dr. Eshelman seeks compensatory and punitive damages and expenses and costs, including attorneys’ fees. In April 2016, we filed a motion to dismiss the complaint, and in May 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach. In May 2017, the court denied our motion to dismiss. Discovery ended in September 2017. In September 2018, the court denied our motion for summary judgment and granted in part and denied in part Dr. Eshelman’s motion for partial summary judgment. This matter is set for trial beginning March 11, 2019. We intend to vigorously defend against Dr. Eshelman’s claims.

Derivative Actions

On April 12 and April 14, 2016, alleged shareholders filed two derivative lawsuits purportedly on behalf of us against certain of our officers and directors in the Superior Court of the State of California, Los Angeles, captioned Xie vs. Auerbach, No. BC616617, and McKenney vs. Auerbach, No. BC617059. The complaints assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement and waste of corporate assets. The complaints seek an unspecified sum of damages and equitable relief.

Separately, on February 9, 2018, another alleged shareholder filed a derivative lawsuit purportedly on behalf of us against certain of our officers and directors in the United States District Court, Central District of California, captioned Van Der Gracht De Rommerswael vs. Auerbach, No. 8:18-cv-00236.  The complaint asserts claims for violation of securities law, breach of fiduciary duty, waste of corporate assets, and unjust enrichment arising from substantially similar allegations as those contained in the securities class action described above.  The complaint seeks an unspecified sum of damages, corporate reforms, equitable relief, and restitution.  We intend to vigorously defend against this matter.

On May 30, 2018, another stockholder filed a derivative lawsuit purportedly on behalf of us against certain of our officers and directors in the United States District Court, Central District of California, captioned Duran v. Auerbach, No. 2:18-cv-04802.  The complaint asserts claims for violations of securities laws, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.  The complaint seeks an unspecified sum of damages, declaratory judgment, corporate reforms, restitution, and costs and disbursements associated with the lawsuit.

On July 30, 2018, the parties reached a settlement in principle of the Xie, Rommerswael, and Duran lawsuits.  On January 7, 2019, the Court approved the settlement and entered final judgment in the Rommerswael case.  The parties are expected to seek dismissal of the Xie and Duran lawsuits.

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

Market for Common Stock

Our common stock has been quoted on the NASDAQ Global Select Market, or NASDAQ, under the symbol “PBYI” since January 3, 2017.  Prior to January 3, 2017, shares of our common stock had been listed on the New York Stock Exchange since October 19, 2012.

Record Holders

On February 15, 2019, we had 7 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.  We believe approximately18,855 additional owners held our common stock in “Street Name” as of February 15, 2019.

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

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during fiscal year 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) made any purchases of our equity securities during the fourth quarter of 2018.

Performance Graph

The graph and table below compare the cumulative total return of our common stock from December 31, 2013, through December 31, 2018, with the cumulative total returns on (i) the Nasdaq Biotechnology Index and (ii) the Nasdaq Composite Index.  The comparison assumes investment of $100 on December 31, 2013, in our common stock and in each index and, for each index, assumes reinvestment of all dividends.

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

The Consolidated Statement of Operations Data and Other Financial Data for the years ended December 31, 2018, 2017 and 2016 and the Consolidated Balance Sheet Data as of December 31, 2018 and 2017 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The Consolidated Statement of Operations Data and Other Financial Data for the years ended December 31, 2015 and 2014 and the Consolidated Balance Sheet Data as of December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements not included herein. Historical results are not necessarily indicative of the results to be expected in the future, and the results for the years presented should not be considered indicative of our future results of operations.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in millions, except share and per share data)
Statement of Operations Data:
Product revenue, net	$200.5	$26.2	$—	$—	$—
License revenue	50.5	1.5	—	—	—
Expenses:
Cost of sales	34.6	5.6	—	—	—
Selling, general and administrative	146.2	106.7	53.8	31.8	19.4
Research and development	164.9	207.8	222.8	208.5	122.9
Operating loss	(94.7)	(292.4)	(276.6)	(240.3)	(142.3)
Interest income	1.8	1.2	1.0	1.0	0.3
Interest expense	(11.0)	(0.7)	—	—	—
Class action verdict expense	(9.0)	—	—	—	—
Other expense	(0.7)	(0.1)	(0.4)	—	—
Totals	(18.9)	0.4	0.6	1.0	0.3
Net loss	(113.6)	(292.0)	(276.0)	(239.3)	(142.0)
Net loss attributable to common stock	(113.6)	(292.0)	(276.0)	(239.3)	(142.0)
Net loss per common share—basic and diluted	$(2.99)	$(7.85)	$(8.29)	$(7.45)	$(4.73)
Weighted-average common shares outstanding—basic and diluted	37,942,411	37,169,678	33,295,114	32,126,094	30,010,979

	As of December 31,
	2018	2017	2016	2015	2014
	(in millions)
Balance Sheet Data:
Total assets	$259.1	$165.5	$252.8	$239.8	$162.8
Total liabilities	224.8	112.2	43.0	33.8	45.7
Total stockholders' equity	34.3	53.3	209.8	206.0	117.0

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in millions)
Other Financial Data:
Net cash used in operating activities	$(24.1)	$(172.5)	$(141.7)	$(154.5)	$(77.2)
Net cash (used in) provided by investing activities	(57.6)	(15.4)	142.2	(85.9)	(63.3)
Net cash provided by financing activities	108.5	75.1	162.4	233.4	136.0

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company with a focus on the development and commercialization of innovative products to enhance cancer care. We in-license from Pfizer, Inc., or Pfizer, the global development and commercialization rights to three drug candidates—PB272 (neratinib (oral)), PB272 (neratinib (intravenous)) and PB357.  Neratinib is a potent irreversible tyrosine kinase inhibitor, or TKI, that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4.   Currently, we are primarily focused on the development and commercialization of the oral version of neratinib, and our most advanced drug candidates are directed at the treatment of HER2-positive breast cancer.  We believe neratinib has clinical application in the treatment of several other cancers as well, including non-small cell lung cancer and other tumor types that over-express or have a mutation in HER2.

Prior to 2017, our efforts and resources were focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. During 2017, the United States Food and Drug Administration, or FDA, approved NERLYNX, formally known as PB272 (neratinib(oral)), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following trastuzumab-based therapy.  In September 2018, the European Commission, or EC, granted marketing authorisation for extended adjuvant treatment of adult patients with early state hormone receptor positive HER-2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab-based therapy   We have entered into exclusive license agreements with Specialised Therapeutics Asia Pte Ltd., or STA, Medison Pharma Ltd., or Medison, CANbridgepharma Limited, or CANbridge and, Pint Pharma International SA, or Pint, to pursue regulatory approval and commercialize NERLYNX, if approved, in various specified regions outside of the United States.  We plan to continue to pursue commercialization of NERLYNX in additional countries outside the United States, if approved, and will evaluate various commercialization options in those countries, including developing a direct salesforce, contracting with third parties to provide sales and marketing capabilities, or some combination of these two options.  We expect that our expenses will continue to increase as we continue commercialization efforts. We expect that our expenses will continue to increase as we continue to evaluate our options with regard to commercialization efforts.

Our expenses to date have been related to hiring staff, commencing company-sponsored clinical trials and the build out of our corporate infrastructure and, since 2017, the commercial launch of NERLYNX. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance product development. To date, our major sources of working capital have been proceeds from product and license revenue, public offerings of our common stock, proceeds from our credit facility and sales of our common stock in private placements.

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

Cost of sales

Cost of sales consists of third-party manufacturing costs, freight, and indirect overhead costs associated with sales of NERLYNX. Cost of product sales may also include period costs related to royalty charges payable to Pfizer, the amortization of a milestone payment made to Pfizer after obtaining FDA approval of NERLYNX, certain inventory manufacturing services, inventory adjustment charges, unabsorbed manufacturing and overhead costs, and manufacturing variances.

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

We expect SG&A expenses to increase in 2019 as we continue to increase sales and marketing activities both inside and outside of the United States as we expand to international markets. Our evaluation of the means by which to launch in Europe is ongoing and remains to be determined.

Research and development expenses:

Research and development, or R&D, expenses include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for manufacturing of clinical materials and clinical trials. During the years ended December 31, 2018, 2017 and 2016, our R&D expenses consisted primarily of clinical research organization, or CRO, fees; fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our clinical R&D costs as they are incurred. Internal R&D expenses primarily consist of payroll-related costs, but also include equipment costs, travel expenses and supplies.

While we expect clinical R&D expenses to decline in 2019 as compared to 2018, some areas of R&D are expected to increase, such as medical affairs, pharmacovigilance and regulatory affairs as we prepare to apply for global regulatory approval of NERLYNX both in the current and future indications.

Results of Operations

The following summarizes our results of operations for the periods indicated.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Total revenue

Total revenue was approximately $251.0 million for the year ended December 31, 2018, compared to $27.7 million for the year ended December 31, 2017.

Product revenue, net

Product revenue, net was approximately $200.5 million for the year ended December 31, 2018, compared to $26.2 million for the year ended December 31, 2017.  This increase in product revenue, net was entirely attributable to increased sales of NERLYNX, our initial product, following its commercial launch in July 2017.

License revenue

License revenue was approximately $50.5 million for the year ended December 31, 2018, compared to $1.5 million for the year ended December 31, 2017.  This increase in license revenue was entirely attributable to upfront payments related to out-license agreements for which certain performance obligations were satisfied.

Cost of sales

Cost of sales was approximately $34.6 million for the year ended December 31, 2018, compared to $5.6 million for the year ended December 31, 2017.  The increase in cost of sales was entirely attributable to twelve months of amortization of a milestone payment made to Pfizer, increased royalty expenses due to Pfizer directly related to our increase in product revenue and product costs related to our increased product revenue from sales of NERLYNX.

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

Selling, general and administrative expenses:

Selling, general and				Change		Change
administrative expenses	For the year Ended December 31,			$	%	$	%
in thousands	2018	2017	2016	2018/2017	2018/2017	2017/2016	2017/2016
Payroll and related costs	$42,730	$23,839	$7,004	$18,891	79.2%	$16,835	240.4%
Professional fees and expenses	46,366	40,383	13,671	5,983	14.8%	26,712	195.4%
Facilities and equipment costs	5,902	5,070	4,593	832	16.4%	477	10.4%
Travel and meetings	11,771	3,593	621	8,178	227.6%	2,972	478.6%
Other	4,506	2,614	1,286	1,892	72.4%	1,328	103.3%
Stock-based compensation	34,913	31,194	26,623	3,719	11.9%	4,571	17.2%
	$146,188	$106,693	$53,798	$39,495	37.0%	$52,895	98.3%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Total SG&A expenses increased approximately 37.0% to $146.2 million for the year ended December 31, 2018 from $106.7 million for the year ended December 31, 2017.  The increase is primarily attributable to the following:

•

an approximately $18.9 million increase in payroll and related costs as the average headcount increased from 247 in 2017 to 301 in 2018, primarily from the addition of a sales force and support positions in mid-2017 related to the commercial launch of NERLYNX;

•	an approximately $8.2 million increase in travel and meeting expenses, primarily to support sales activities;
•	an approximately $6.0 million increase in professional fees and expenses, primarily from increased marketing, market access and analytics activities;
•	an approximately $3.7 million increase in stock-based compensation;
•	an approximately $1.9 million increase in other costs such as software, primarily related to commercial activities which began in 2017, and
•	an approximately $0.8 million increase in facilities and equipment costs, primarily from additional rent as we expanded our rented office space during 2018.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Total SG&A expenses increased approximately 98.3% to $106.7 million for the year ended December 31, 2017 from $53.8 million for the year ended December 31, 2016.  The increase was primarily attributable to:

•	an approximately $26.7 million increase in professional fees and expenses primarily comprised of:
o

expenses related to the commercial launch of NERLYNX such as approximately $14.0 million in consulting fees related to IT infrastructure and launch-related consultants, and approximately $4.0 million in professional fees primarily related to the commercial launch such as patient experience and support hub, patient assistance program and education programs; and

o

expenses unrelated to the commercial launch of NERLYNX such as $7.4 million in legal expense and approximately $1.3 million all other professional fees such as audit fees, IT support and temporary labor to support the growing company;

•

an approximately $16.8 million increase in payroll and related expenses related to the hiring and training of a commercial sales force and field based support personnel upon obtaining FDA approval of NERLYNX;

•	an approximately $4.6 million increase in stock-based compensation expense primarily attributable to the increase in headcount upon hiring a commercial sales force and support staff;
•	an approximately $3.0 million increase in travel and meeting expenses primarily attributable to the hiring of a commercial sales forces and the commercial launch of NERLYNX;
•	an approximately $1.3 million increase in other expenses such as software, supplies, education and training and telecommunications; and
•	an approximately $0.5 million increase in facilities and equipment costs to support the overall corporate growth.

Research and development expenses:

Research and				Change		Change
development expenses	For the Year Ended December 31,			$	%	$	%
in thousands	2018	2017	2016	2018/2017	2018/2017	2017/2016	2017/2016
Clinical trial expense	$55,736	$72,527	$79,933	$(16,791)	(23.2%)	$(7,406)	(9.3%)
Consultant and contractors	12,813	15,423	13,243	(2,610)	(16.9%)	2,180	16.5%
Internal R&D	44,279	42,319	38,981	1,960	4.6%	3,338	8.6%
Stock-based compensation	52,026	77,541	90,641	(25,515)	(32.9%)	(13,100)	(14.5%)
	$164,854	$207,810	$222,798	$(42,956)	(20.7%)	$(14,988)	(6.7%)

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Total R&D expenses decreased approximately 20.7% to $164.9 million for the year ended December 31, 2018 from $207.8 million for the year ended December 31, 2017.  The decrease is attributable to the following:

•	an approximately $25.5 million decrease in stock-based compensation expense;
•	an approximately $16.8 million decrease in clinical trial expenses, primarily from a reduction in costs associated with the ExteNET trial which has been winding down since 2016; and
•	an approximately $2.6 million decrease in consultant and contractor expense primarily from the 2017 support for the implementation of a data hub;
•

partially offset by an approximately $2.0 million increase in internal R&D expense, primarily from increased payroll in areas such as medical affairs, quality assurance, regulatory affairs and pharmacovigilance.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Total R&D expenses decreased approximately 6.7% to $207.8 million for the year ended December 31, 2017 from $222.8 million for the year ended December 31, 2016.  The decrease was primarily attributable to

•	an approximately $13.1 million decrease in stock-based compensation expense,
•

an approximately $7.4 million decrease in clinical trial expense primarily attributable to an approximately $10.0 million decrease in manufacturing costs related to launch preparation partially offset by an increase of approximately $2.6 million in clinical trial expenses;

•	partially offset by an approximately $3.3 million increase in internal R&D expenses primarily attributable to adding 19 new employees in clinical development and medical affairs; and
•	an approximately $2.2 million increase in consultant and contractor expenses primarily attributable to support of our clinical trials during 2017.

Other income and expenses:

Other (expenses) income:	For the Year Ended December 31,			Annual Percentage Change
(in thousands)	2018	2017	2016	2018/2017	2017/2016
Interest income	$1,796	$1,256	$958	43.0%	31.1%
Interest expense	(10,985)	(720)	—	1,425.7%	0.0%
Class action verdict expense	(9,000)	—	—	NM	0.0%
Other (expenses) income	(714)	(101)	(373)	606.9%	(72.9%)
Total other (expenses) income	$(18,903)	$435	$585	(4,445.5%)	(25.6%)
*NM - not meaningful

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Interest income:

For the year ended December 31, 2018, we recognized approximately $1.8 million in interest income compared to approximately $1.3 million of interest income for the year ended December 31, 2017. The increase in interest income reflects more cash invested in money market accounts and “high yield” savings accounts for 2018 compared to 2017 (see Note 2 in the accompanying notes to consolidated financial statements).

Interest expense:

For the year ended December 31, 2018, we recognized approximately $11.0 million in interest expense compared to $0.7 million of interest expense for the year ended December 31, 2017.  This increase in interest expense is primarily a result of a full year’s interest expense, compared to three months of interest expense in 2017, for amounts borrowed under a loan and security agreement initially entered in October 2017.  The increase in interest expense is also attributable to increased borrowings as well as a higher interest rate year over year.

Class action verdict expense:

For the year ended December 31, 2018, we recorded an accrued expense of $9.0 million that represents an initial estimate of potential amounts that may be owed to class action participants as a result of the recent jury verdict in Hsu v. Puma Biotechnology, Inc., et al.  The total amount of aggregate class-wide damages is uncertain and will be ascertained only after an extensive claims process and the exhaustion of any appeals. It is also possible that the total damages will be higher than this estimate.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Interest income:

For the year ended December 31, 2017, we recognized approximately $1.3 million in interest income compared to approximately $1.0 million of interest income for the year ended December 31, 2016. The increase in interest income reflects more cash invested in money market accounts and “high yield” savings accounts for 2017 compared to 2016 (see Note 2 in the accompanying notes to consolidated financial statements).

Interest expense:

For the year ended December 31, 2017, we recognized approximately $0.7 million in interest expense compared to $0 of interest expense for the year ended December 31, 2016.  This increase in interest expense is as a result of amounts borrowed under a loan and security agreement in October 2017.

Non-GAAP Financial Measures:

In addition to our operating results, as calculated in accordance with generally accepted accounting principles, or GAAP, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance.  The following table presents our net loss and net loss per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation.  For the twelve months ended December 31, 2018, stock-based compensation represented approximately 76.5% of our net loss, respectively. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Loss and GAAP Net Loss Per Share to Non-GAAP Adjusted Net Loss Per Share

(in thousands except share and per share data)

	For the Year Ended December 31,
	2018	2017	2016
GAAP net loss	$(113,575)	$(291,955)	$(276,011)
Adjustments:
Stock-based compensation -
Selling, general and administrative	34,914	31,194	26,623	(1)
Research and development	52,025	77,541	90,641	(2)
Non-GAAP adjusted net loss	$(26,636)	$(183,220)	$(158,747)
GAAP net loss per share—basic and diluted	$(2.99)	$(7.85)	$(8.29)
Adjustment to net loss (as detailed above)	2.29	2.92	3.52
Non-GAAP adjusted basic net loss per share	$(0.70)	$(4.93)	$(4.77)	(3)

(1) To reflect a non-cash charge to operating expense for selling, general and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.

(3) Non-GAAP adjusted basic net loss per share was calculated based on 37,942,411, 37,169,678, and 33,295,114 weighted-average shares of common stock outstanding for the years ended December 31, 2018, 2017 and 2016, respectively.

Liquidity and Capital Resources

Operating Activities

We recorded net losses of approximately $113.6 million, $292.0 million and $276.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. We also reported negative cash flows from operating activities of approximately $24.1 million, $172.5 million and $141.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Net cash used in operating activities for the year ended December 31, 2018, included a net loss of $113.6 million adjusted for non-cash items of approximately $86.9 million for stock-based compensation expense and of approximately $7.4 million for depreciation of property and equipment and license amortization.  Further changes in cash flows from operations included decreases in accounts receivable of $11.1 million, a decrease in accounts payable of $7.0 million, a decrease in other current assets of $1.8 million, a decrease in prepaid expenses and other of $0.8 million, and a decrease in inventory of $0.6 million.  These decreases were offset by an increase in accrued expenses of approximately $15.8 million and deferred rent of $0.4 million.

Net cash used in operating activities for the year ended December 31, 2017, included a net loss of $292.0 million adjusted for non-cash items of approximately $108.7 million for stock-based compensation expense and of approximately $2.8 million for depreciation of property and equipment and license amortization.  Further changes in cash flows from operations included an increase in accounts payable and accrued expenses of approximately $21.6 million, an increase in accounts receivable of approximately $9.7 million, an increase in inventory of approximately $2.0 million, an increase in prepaid expenses and other of approximately $1.1 million and a decrease in the accrued liability for deferred rent of approximately $0.1 million.

Net cash used in operating activities for the year ended December 31, 2016, included a net loss of $276.0 million adjusted for non-cash items of approximately $117.3 million for stock-based compensation expense, of approximately $3.0 million for build-out allowance, of approximately $1.1 million for depreciation and amortization of property and equipment, and of approximately $0.4 million for disposal of leasehold improvements.  Further changes in cash flows from operations included an increase in accounts payable and accrued expenses of approximately $5.0 million, a decrease in prepaid expenses and other of approximately $3.4 million and an increase in an accrued liability for deferred rent of approximately $4.1 million.

Investing Activities

Net cash used in investing activities was approximately $57.6 million for the year ended December 31, 2018.  This included the purchase of available-for-sale securities of approximately $107.5 million, offset by the maturity of available-for-sale securities of approximately $50.5 million and cash used for the purchase of property and equipment of approximately $0.6 million in connection with the expansion of our salesforce and the commercial launch of NERLYNX.

Net cash used in investing activities was approximately $15.4 million for the year ended December 31, 2017.  This included an increase in intangible assets of approximately $50.0 million and the purchase of available-for-sale securities of approximately $79.7 million, offset by the maturity of available-for-sale securities of approximately $114.7 million and cash used for the purchase of property and equipment of approximately $0.4 million in connection with the expansion of our salesforce and the commercial launch of NERLYNX.

Net cash provided by investing activities was approximately $142.2 million for the year ended December 31, 2016.  A significant portion represents cash provided by the sale and maturity of available-for-sale securities of approximately $231.3 million, offset by cash used for the purchase of available-for-sale securities of approximately $81.8 million.  Additionally, cash used included approximately $4.3 million used for the purchase of property and equipment and approximately $3.0 million for expenditures for leasehold improvements.

Financing Activities

During the year ended December 31, 2018, cash provided by financing activities was approximately $108.5 million, which consisted of $105.0 million of incremental proceeds from our amended loan and security agreement with SVB, and $7.7 million of net proceeds from the exercise of stock options, partially offset by $4.2 million of cash used for the payment of debt issuances related to our amended loan and security agreement with SVB.

During the year ended December 31, 2017, cash provided by financing activities was approximately $75.1 million, which consisted of $50.0 million of gross proceeds from our loan and security agreement with SVB and $26.7 million from the exercise of stock options, partially offset by $1.6 million of cash used for the payment of debt issuance costs related to our loan and security agreement with SVB.

During the year ended December 31, 2016, cash provided by financing activities was approximately $162.4 million, which consisted of $161.9 million of net proceeds from the public offering, issuance and sale by us of 3,750,000 shares of our common stock in October 2016, and $0.6 million from the exercise of stock options.

Loan and Security Agreement

In October 2017, we entered into a loan and security agreement with SVB, as administrative agent, and the lenders party thereto from time to time, including SVB and Oxford. Pursuant to the terms of the credit facility provided for by the original loan and security agreement, we borrowed $50 million in October 2017. In May 2018, we entered into an amendment to the loan and security agreement. Under the amended credit facility, the lenders agreed to make term loans available to us in an aggregate amount of $155 million, consisting of (i) a term loan in an aggregate amount of $125 million, the proceeds of which, in part, were used to repay the $50 million we borrowed under the original credit facility, and (ii) a term loan in an aggregate amount of $30 million that we drew in December 2018, which was available to us under the credit facility as a result of achieving a specified minimum revenue milestone. Proceeds from the term loans under the amended credit facility may be used for working capital and general business purposes. The amended credit facility is secured by substantially all of our personal property other than our intellectual property. We also pledged 65% of the issued and outstanding capital stock of our subsidiary, Puma Biotechnology Ltd.

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

As of December 31, 2018, there was $155.0 million in term loans outstanding under the amended credit facility, and we were in compliance with all applicable covenants under the amended credit facility.

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

We are currently exploring methods by which to commercialize our other product candidates if approved by the FDA or international regulatory bodies.  These methods may require funding in addition to the cash and cash equivalents totaling approximately $108.4 million and $57.0 million in marketable securities available at December 31, 2018.  While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will continue to remain dependent on our ability to obtain sufficient funding to sustain operations and successfully commercialize neratinib.  While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Our ability to obtain funding may be adversely impacted by uncertain market conditions, unfavorable decisions of regulatory authorities or adverse clinical trial results.  The outcome of these matters cannot be predicted at this time.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. Our contractual obligations result from property leases for office space. Although we do have obligations for CRO services, the table below excludes potential payments we may be required to make under our agreements with CROs because timing of payments and actual amounts paid under those agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations, and those agreements are cancelable upon written notice by the Company and therefore, not long-term liabilities. The contracts also contain variable costs and milestones that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary and therefore, are also not included in the table below. We also have unrecognized tax benefits that, if recognized, would affect the effective tax rate at December 31, 2018.  We do not have tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefit will significantly increase or decrease within 12 months of the reporting date.  Additionally, the expected timing of payment of the obligations presented below is estimated based on current information.

The following table represents our contractual obligations as of December 31, 2018, aggregated by type (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Lease Obligations	39,756	4,924	10,442	11,094	13,296
Long Term Debt Obligations (principal and interest)	207,682	13,525	102,241	91,916	—
Total	247,438	18,449	112,683	103,010	13,296

In regard to our contractual obligations in relation to the Pfizer in-license agreement, as consideration for the license, we are required to make substantial payments upon the achievement of certain milestones totaling approximately $187.5 million if all such milestones are achieved. These milestone amounts were not included in the table above as the timing of when or if these payments will be made is uncertain.  In connection with the FDA approval of NERLYNX in July of 2017, we triggered a one-time milestone payment pursuant to the agreement. Should we commercialize any more of the compounds licensed from Pfizer or any products containing any of these compounds, we will be obligated to pay to Pfizer annual royalties at a fixed rate in the low-to-mid teens of net sales of all such products, subject to certain reductions and offsets in some circumstances. Our royalty obligation continues, on a product-by-product and country-by-country basis, until the later of (1) the last to expire licensed patent covering the applicable licensed product in such country, or (2) the earlier of generic competition for such licensed product reaching a certain level in such country or expiration of a certain time period after first commercial sale of such licensed product in such country. In the event that we sublicense the rights granted to us under the license agreement with Pfizer to a third party, the same milestone and royalty payments are required. We can terminate the license agreement at will, or for safety concerns, in each case upon specified advance notice.

See Note 11—Taxes and Note 12—Commitments and Contingencies in the accompanying notes to the financial statements for a summary of our uncertain tax positions and contracts held by us as of December 31, 2018.  As of December 31, 2018, the amount of unrecognized tax benefit was $8.8M, and also not included in the table above as the timing of when or if these payments will be made is uncertain.

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

Revenue Recognition:

We adopted Accounting Standards Codification, or ASC, Topic 606 - Revenue from Contracts with Customers, or Topic 606, on January 1, 2017.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements, and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. We had no contracts with customers until the FDA approved NERLYNX on July 17, 2017.  Subsequent to receiving FDA approval, we entered into a limited number of arrangements with specialty pharmacies and specialty distributors in the United States, to distribute NERLYNX. These arrangements are our initial contracts with customers.  We have determined that these sales channels with customers are similar.

License Revenue:

We recognize license revenue under certain of our license agreements that are within the scope of ASC Topic 606. The terms of these agreements may contain multiple performance obligations, which may include licenses and research and development activities. We evaluate these agreements under ASC Topic 606 to determine the distinct performance obligations. Non-refundable, up-front fees that are not contingent on any future performance and require no consequential continuing involvement by us, are recognized as revenue when the license term commences and the licensed data, technology or product is delivered. We defer recognition of non-refundable upfront license fees if the performance obligations are not satisfied.

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

During the first quarter of 2018, we entered into a sub-license agreement with CANbridge, to pursue regulatory approval and commercialize NERLYNX, if approved, in the People’s Republic of China (including mainland China, Hong Kong, Macao, and Taiwan).  The license agreement granted intellectual property rights and set forth the parties’ respective obligations with respect to development, commercialization and supply of the licensed product. For the license agreement, a non-refundable, upfront license fee was received and recognized as license revenue in accordance with ASC Topic 606. The license agreement met the contract existence criteria and contained distinct, identifiable performance obligations for which the stand-alone selling prices were readily determinable and allocable.  We are obligated to supply CANbridge with the licensed product in accordance with the supply agreement entered into in connection with the license agreement.  This supply arrangement has been identified as a separate performance obligation.  We also identified the Joint Steering Committee as a separate, distinct performance obligation.  To determine the stand-alone selling price, we estimated the transaction prices, including any variable consideration, at contract inception and determined the fair value of such obligations based on similar arrangements. When determining the transaction prices, we assumed that the goods or services will be transferred to the customer based on the terms of the existing contract, and did not take into consideration the possibility of a contract being canceled, renewed, or modified. We noted there was no additional variable consideration, significant financing components, noncash consideration, or consideration payable to the customer in this agreement. This license agreement also includes potential future milestone and royalty payments due to us upon successful completion of certain separate, distinct performance obligations.  Pursuant to the CANbridge Agreement, we will potentially receive regulatory milestone payments totaling up to $30 million and sales-based milestone payments totaling up to $185 million. In addition, we are entitled to receive significant double-digit royalties calculated as a percentage of net sales of the licensed products in the CANbridge Territory.  During the fourth quarter of 2018, we received a $10 million payment from CANBridge in relation to a regulatory milestone.  We satisfied the necessary performance obligations to recognize this license revenue under the terms of the arrangement.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2018 and, therefore, the transaction price was not reduced further during the year ended December 31, 2018. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances:

We generally provide customers with discounts which include incentive fees that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we compensate (through trade discounts and allowances) our Customers for sales order management, data, and distribution services. However, we have determined such services received to date are not distinct from our sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through December 31, 2018.

Product Returns:

Consistent with industry practice, we offer the specialty pharmacies and specialty distributors limited product return rights for damaged and expiring products, provided it is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. We estimate the amount of our product sales that may be returned by our customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized, as well a reduction to trade receivables, net on the consolidated balance sheets. We currently estimate product returns using our sales information, including our visibility into the inventory remaining in the distribution channel. We have an insignificant amount of returns to date and believe that returns of our products will continue to be minimal.

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

Government Rebates:

We are subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the consolidated balance sheets Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.

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

Recently Issued Accounting Standards

In January 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the condensed consolidated financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted ASU No. 2016-01 in the first quarter of 2018 with no impact to our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in ASU 2016-02 will require organizations that lease assets, with lease terms of more than 12 months, to recognize on their balance sheet the assets and liabilities for the rights and obligations created by those leases. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP that requires only capital leases to be recognized on the balance sheet, ASU No. 2016-02 will require both types of leases to be recognized on the balance sheet. We expect that this standard will have a material effect on its financial statements. While we continue to assess all of the effects of adoption, it currently believes the most significant effects relate to the recognition of new right of use assets and lease liabilities on the balance sheet for our office and equipment operating leases.  We does not expect a significant change in its leasing activities between now and adoption. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently in the process of evaluating the impact of ASU 2016-02 on our outstanding leases and expects that adoption will materially We are adopting ASU No. 2016-02 in the first quarter of 2019, which we expect to result in an increase in our assets and liabilities on our consolidated balance sheets, related to recording right-of-use assets and corresponding lease liabilities of up to approximately $30 million.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We adopted ASU 2016-15 in the first quarter of 2018 with no impact to its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for us in the fiscal year beginning after December 15, 2017, but early adoption is permissible. We adopted ASU 2016-18 in the first quarter of 2018. We noted a change in the beginning-of-period and end-of-period total amounts within the statement of cash flows due to the inclusion of restricted cash within cash and cash equivalents.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invest our excess cash primarily in cash equivalents such as money market investments as of December 31, 2018. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of our outstanding term loans. As of December 31, 2018, the aggregate outstanding principal amounts of the term loans was $155 million. The term loans bear interest at an annual rate equal to the greater of (i) 8.25% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.5%. If overall interest rates had increased by 100 basis points during the year ended December 31, 2018 our interest expense would not have been materially affected.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of December 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework - 2013 (COSO 2013 framework). Based on this evaluation, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

Our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2018.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Puma Biotechnology, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Puma Biotechnology, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Los Angeles, California

March 1, 2019

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our 2019 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our 2019 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our 2019 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our 2019 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our 2019 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.

Consolidated Financial Statement Schedules

(a) Documents Filed as Part of Report

(1) Consolidated Financial Statements

•	Reports of Independent Registered Public Accounting Firms	F-2
•	Consolidated Balance Sheets at December 31, 2018 and 2017	F-4
•	Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016	F-5
•	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2018, 2017 and 2016	F-6
•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016	F-7
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016	F-8
•	Notes to Consolidated Financial Statements	F-9

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

ITEM 16.	Form 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated September 29, 2011, by and among Innovative Acquisitions Corp., IAC Merger Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, and Puma Biotechnology, Inc., a Delaware corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2011 and incorporated herein by reference)

3.1

Certificate of Merger relating to the merger of IAC Merger Corporation with and into Puma Biotechnology, Inc., filed with the Secretary of State of Delaware on October 4, 2011 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011 and incorporated herein by reference)

3.2

Certificate of Ownership and Merger relating to the merger of Puma Biotechnology, Inc. with and into Innovative Acquisitions Corp., filed with the Secretary of State of the State of Delaware on October 4, 2011 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011 and incorporated herein by reference)

3.3

Certificate of Merger relating to the merger of IAC Merger Corporation with and into Puma Biotechnology, Inc., filed with the Secretary of State of Delaware on October 4, 2011 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011 and incorporated herein by reference)

3.4

Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 14, 2016 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2016 and incorporated herein by reference)

3.5	Second Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2017 and incorporated herein by reference)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 1, 2012 and incorporated herein by reference)

4.2#

Warrant to Purchase Shares of Common Stock of Puma Biotechnology, Inc., dated October 4, 2011, issued to Alan H. Auerbach (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011 and incorporated herein by reference)

10.1(a)*

License Agreement, dated August 18, 2011, by and between the Company, as successor to Puma Biotechnology, Inc., and Pfizer Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on December 16, 2011 and incorporated herein by reference)

10.1(b)*

Amendment No. 1 to License Agreement dated July 18, 2014, between the Company and Pfizer, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014 and incorporated herein by reference)

10.2(a)#	Puma Biotechnology, Inc. 2011 Incentive Award Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011 and incorporated herein by reference)

10.2(b)#

First Amendment to Puma Biotechnology, Inc. 2011 Incentive Award Plan (filed as Appendix A to Amendment No. 1 to the Company’s Proxy Statement on Schedule 14A filed with the SEC on June 4, 2014 and incorporated herein by reference)

10.2(c)#

Second Amendment to Puma Biotechnology, Inc. 2011 Incentive Award Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2015 and incorporated herein by reference)

10.2(d)#

Third Amendment to Puma Biotechnology, Inc. 2011 Incentive Award Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2017 and incorporated herein by reference)

10.2(e)#

Fourth Amendment to Puma Biotechnology, Inc. 2011 Incentive Award Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2017 and incorporated herein by reference)

10.2(f)#

Puma Biotechnology, Inc. 2017 Employment Inducement Incentive Award Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 31, 2017 and incorporated herein by reference)

10.2(g)#

Form of Stock Option Grant Notice and Stock Option Agreement, issued pursuant to the 2011 Incentive Award Plan (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2012 and incorporated herein by reference)

10.2(h)#

Form of Chief Executive Officer Stock Option Grant Notice and Stock Option Agreement, issued pursuant to the 2011 Incentive Award Plan (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2012 and incorporated herein by reference)

10.2(i)#

Form of Performance Share Award Agreement, issued pursuant to the 2011 Incentive Award Plan (filed as Exhibit 10.2(d) to the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2014 and incorporated herein by reference)

10.2(j)#

Form of Restricted Stock Unit Award Agreement, issued pursuant to the 2011 Incentive Award Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2016 and incorporated herein by reference)

10.2(k)+#	Form of Stock Option Grant Notice and Stock Option Agreement, issued pursuant to the 2017 Employment Inducement Incentive Award Plan

10.3(a)

Registration Rights Agreement, dated October 4, 2011, by and among Puma, the investors listed on Exhibit A attached thereto and the Company (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed with the SEC on December 16, 2011 and incorporated herein by reference)

10.3(b)	Amendment No. 1 to Registration Rights Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2011 and incorporated herein by reference)

10.4#

Letter Agreement, dated October 21, 2011, between the Company and Charles Eyler (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2011 and incorporated herein by reference)

10.5(a)

Office Lease by and between the Company and CA - 10880 Wilshire Limited Partnership, executed on December 7, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2011 and incorporated herein by reference)

10.5(b)

First Amendment to the Office Lease, dated as of November 28, 2012, by and between the Company and CA - 10880 Wilshire Limited Partnership (filed as Exhibit 10.13(b) to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2013 and incorporated herein by reference)

10.5(c)

Second Amendment to the Office Lease, dated as of December 3, 2013, by and between the Company and CA - 10880 Wilshire Limited Partnership (filed as Exhibit 10.6(c) to the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2014 and incorporated herein by reference)

10.5(d)

Third Amendment to the Office Lease, dated as of March 18, 2014, by and between the Company and CA - 10880 Wilshire Limited Partnership (filed as Exhibit 10.5(d) to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2015 and incorporated herein by reference)

10.5(e)

Fourth Amendment to the Office Lease, dated as of July 31, 2015, by and between the Company and CA - 10880 Wilshire Limited Partnership (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015 and incorporated herein by reference)

10.6#

Employment Agreement, dated January 19, 2012, by and between the Company and Alan H. Auerbach (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2012 and incorporated herein by reference)

10.7(a)

Office Lease by and between DWF III Gateway, LLC and the Company, executed June 7, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2012 and incorporated herein by reference)

10.7(b)

First Amendment to Lease, dated as of May 19, 2014, by and between DWF III Gateway, LLC and Puma Biotechnology, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2014 and incorporated herein by reference)

10.7(c)

Second Amendment to Lease, dated as of June 10, 2014, by and between DWF III Gateway, LLC and Puma Biotechnology, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2015 and incorporated herein by reference)

10.7(d)

Third Amendment to Lease, dated as of July 21, 2015, by and between PR 707 Gateway, LLC (as sucessor in interest to DWF III Gateway, LLC) and the Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015 and incorporated herein by reference)

10.8#

Letter Agreement, dated May 2, 2012, between the Company and Richard P. Bryce (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2012 and incorporated herein by reference)

10.9#	Form of Indemnification Agreement (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 15, 2012 and incorporated herein by reference)

10.10(a)#	Non-Employee Director Compensation Program (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017 and incorporated herein by reference)

10.10(b)#	Amended Non-Employee Director Compensation Program (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018 and incorporated herein by reference)

10.11#

Letter Agreement, dated August 21, 2015, between the Company and Steven Lo (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015 and incorporated herein by reference)

10.12(a)*

License Agreement, dated November 20, 2017, by and between the Company and Specialised Therapeutics Asia Pte Ltd. (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2018 and incorporated herein by reference)

10.12(b)*

Amendment No. 1, dated April 20, 2018, to the License Agreement by and between the Company and Specialised Therapeutics Asia Pte Ltd. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018 and incorporated herein by reference)

10.13(a)*

Loan and Security Agreement dated October 31, 2017, by and among the Company, Silicon Valley Bank, as administrative and collateral agent and lender, and Oxford Finance LLC (filed as Exhibit 10.14(a) to the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2018 and incorporated herein by reference)

10.13(b)*	Form of Secured Promissory Note (filed as Exhibit 10.14(b) to the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2018 and incorporated herein by reference)

10.13(c)*

First Amendment to Loan and Security Agreement, dated May 8, 2018, by and among the Company, Silicon Valley Bank, as administrative and collateral agent and lender, and Oxford Finance LLC (filed as Exhibit 10.1(a) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018 and incorporated herein by reference)

10.13(d)*	Form of Secured Promissory Note (filed as Exhibit 10.1(b) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018 and incorporated herein by reference)

10.13(e)

Second Amendment to Loan and Security Agreement, dated September 27, 2018, by and among the Company, Silicon Valley Bank, as administrative and collateral agent and lender, and Oxford Finance LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2018 and incorporated herein by reference)

10.14#

Letter Agreement, dated December 8, 2017, between the Company and Douglas Hunt (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2018 and incorporated herein by reference)

10.15(a)*

Collaboration and License Agreement, dated January 30, 2018, between the Company and CANbridge Biomed Limited (as successor in interest to CANbridgepharma Limited) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018 and incorporated herein by reference)

10.15(b)+*	Side Letter Agreement, dated November 19, 2018, between the Company and CANbridge Biomed Limited (as successor in interest to CANbridgepharma Limited)

10.16*

License Agreement, dated March 30, 2018, between the Company and Pint Pharma International SA (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018 and incorporated herein by reference)

10.17*

Supply Agreement, dated April 20, 2018, by and between the Company and Specialised Therapeutics Asia Pte. Ltd. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018 and incorporated herein by reference)

10.18#

Letter Agreement, dated September 28, 2018, between the Company and Maximo F. Nougues (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2018 and incorporated herein by reference)

10.19+*	License Agreement, dated January 9, 2019, by and between the Company and Knight Therapeutics Inc.

21.1+	Subsidiaries

23.1+	Consent of KPMG LLP

23.2+	Consent of PKF, LLP (formally PKF, Certified Public Accountants, A Professional Corporation)

24.1+	Power of Attorney (included on signature page)

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Linkbase Document
+	Filed herewith.
++	Furnished herewith.
*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
#	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2019.

PUMA BIOTECHNOLOGY, INC.

By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President & Chief Executive Officer (Principal Executive Officer)

KNOWN BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan H. Auerbach and Maximo Nougues, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof. This power of attorney shall be governed by and construed with the laws of the State of Delaware and applicable federal securities laws.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan H. Auerbach Alan H. Auerbach	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2019

/s/ Maximo Nougues Maximo Nougues	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2019

/s/ Michael P. Miller Michael P. Miller	Director	March 1, 2019

/s/ Jay M. Moyes Jay M. Moyes	Director	March 1, 2019

/s/ Adrian M. Senderowicz Adrian M. Senderowicz	Director	March 1, 2019

/s/ Troy E. Wilson Troy E. Wilson	Director	March 1, 2019

/s/ Frank Zavrl Frank Zavrl	Director	March 1, 2019

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Puma Biotechnology, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Puma Biotechnology, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Los Angeles, California
March 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Puma Biotechnology, Inc., and Subsidiary

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2016 of Puma Biotechnology, Inc., and Subsidiary (the “Company). We also have audited Puma Biotechnology, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework - 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Puma Biotechnology, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of  operations, comprehensive loss, changes in stockholders’ equity and cash flows of Puma Biotechnology, Inc. and Subsidiary for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Puma Biotechnology, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework - 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The accompanying consolidated financial statements for the year ended December 31, 2016 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

San Diego, California	/s/PKF
March 1, 2017	PKF, LLP
(formerly PKF
Certified Public Accountants
A Professional Corporation)

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$108,419	$81,698
Marketable securities	57,002	—
Accounts receivable, net	20,773	9,670
Inventory	2,625	2,029
Prepaid expenses, and other, current	12,397	12,997
Other current assets	1,787	—
Total current assets	203,003	106,394
Property and equipment, net	3,963	4,470
Prepaid expenses and other, long-term	3,429	1,989
Intangible assets, net	44,408	48,355
Restricted cash	4,319	4,317
Total assets	$259,122	$165,525
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,684	$27,692
Accrued expenses	46,431	30,648
Total current liabilities	67,115	58,340
Deferred rent	5,815	5,406
Long-term debt	151,886	48,477
Total liabilities	224,816	112,223

Stockholders' equity:
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 38,325,037 shares issued and outstanding at December 31, 2018 and 37,594,851 issued and outstanding at December 31, 2017	4	4
Additional paid-in capital	1,236,355	1,142,213
Receivable from exercise of stock options	—	(449)
Accumulated other comprehensive loss	(12)	—
Accumulated deficit	(1,202,041)	(1,088,466)
Total stockholders' equity	34,306	53,302
Total liabilities and stockholders' equity	$259,122	$165,525

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2018	2017	2016
Revenue:
Product revenue, net	$200,491	$26,185	$—
License revenue	50,500	1,500	—
Total revenue	250,991	27,685	—
Operating costs and expenses:
Cost of sales	34,621	5,572	—
Selling, general and administrative	146,188	106,693	53,798
Research and development	164,854	207,810	222,798
Total operating costs and expenses	345,663	320,075	276,596
Loss from operations	(94,672)	(292,390)	(276,596)
Other (expenses) income:
Interest income	1,796	1,256	958
Interest expense	(10,985)	(720)	—
Class action verdict expense	(9,000)	—	—
Other expenses	(714)	(101)	(373)
Total other (expenses) income:	(18,903)	435	585
Net loss	$(113,575)	$(291,955)	$(276,011)
Net loss applicable to common stockholders	$(113,575)	$(291,955)	$(276,011)
Net loss per share of common stock—basic and diluted	$(2.99)	$(7.85)	$(8.29)
Weighted-average shares of common stock outstanding—basic and diluted	37,942,411	37,169,678	33,295,114

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Net loss	$(113,575)	$(291,955)	$(276,011)
Other comprehensive loss
Unrealized (loss) gain on available-for-sale securities	(12)	13	134
Comprehensive loss	$(113,587)	$(291,942)	$(275,877)

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

				Receivables	Accumulated
			Additional	from	Other
	Common Stock		Paid-in	Exercises	Comprehensive	Accumulated
	Shares	Amount	Capital	of Options	Income (Loss)	Deficit	Total
Balance at December 31, 2015	32,466,842	3	726,651	—	(147)	(520,500)	206,007
Stock-based compensation	—	—	117,264	—	—	—	117,264
Exercise of stock options	46,668	—	576	—	—	—	576
Issuance of common stock through equity placement at $40.00 per share, net of issuance costs	4,312,500	1	161,853	—	—	—	161,854
Unrealized loss on available-for-sale securities	—	—	—	—	134	—	134
Net loss	—	—	—	—	—	(276,011)	(276,011)
Balance at December 31, 2016	36,826,010	4	1,006,344	—	(13)	(796,511)	209,824
Stock-based compensation	—	—	108,735	—	—	—	108,735
Shares issued or restricted stock units vested under employee stock plans	768,841	—	27,134	(449)	—	—	26,685
Unrealized loss on available-for-sale securities	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	(291,955)	(291,955)
Balance at December 31, 2017	37,594,851	4	1,142,213	(449)	—	(1,088,466)	53,302
Stock-based compensation	—	—	86,939	—	—	—	86,939
Shares issued or restricted stock units vested under employee stock plans	730,186	—	7,203	449	—	—	7,652
Unrealized loss on available-for-sale securities	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	(113,575)	(113,575)
Balance at December 31, 2018	$38,325,037	$4	$1,236,355	$—	$(12)	$(1,202,041)	$34,306

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Operating activities:
Net loss	$(113,575)	$(291,955)	$(276,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,384	2,811	1,149
Built-out allowance received from landlord	—	—	2,997
Stock-based compensation	86,939	108,735	117,264
Disposal of leasehold improvements	—	—	368
Debt modification fees	289	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(11,103)	(9,670)	—
Inventory	(596)	(2,029)	—
Prepaid expenses and other	(840)	(1,142)	3,413
Other current assets	(1,787)	—	—
Accounts payable	(7,008)	7,657	2,231
Accrued expenses	15,783	13,222	2,787
Deferred rent	409	(99)	4,112
Net cash used in operating activities	(24,105)	(172,470)	(141,690)
Investing activities:
Intangible assets	—	(50,000)	—
Purchase of property and equipment	(439)	(431)	(4,287)
Expenditures for leasehold improvements	(170)	—	(2,997)
Purchase of available-for-sale securities	(107,502)	(79,729)	(81,794)
Sale/maturity of available-for-sale securities	50,488	114,724	231,267
Net cash (used in) provided by investing activities	(57,623)	(15,436)	142,189
Financing activities:
Net proceeds from issuance of common stock	—	—	161,854
Net proceeds from shares issued under employee stock plans	7,652	26,685	576
Proceeds from long-term debt	105,000	50,000	—
Payment of debt issuance costs	(4,201)	(1,575)	—
Net cash provided by financing activities	108,451	75,110	162,430
Net increase (decrease) in cash, cash equivalents and restricted cash	26,723	(112,796)	162,929
Cash, cash equivalents and restricted cash, beginning of period	86,015	198,811	35,882
Cash, cash equivalents and restricted cash, end of period	$112,738	$86,015	$198,811

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases in accounts payable	$—	$27	$—
Receivables related to stock option exercises	$—	$449	$—
Supplemental disclosure of cash flow information:
Interest paid	$8,055	$334	$—

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

In November 2012, the Company established and incorporated Puma Biotechnology Ltd., a wholly owned subsidiary, for the sole purpose of serving as the Company’s legal representative in the United Kingdom and the European Union in connection with the Company’s clinical trial activity in those countries. Puma Biotechnology Ltd. is currently the holder of the marketing authorisation for commercialization of NERLYNX in the European Union.  In December 2018, the Company established and incorporated Puma Biotechnology, B.V., a wholly owned subsidiary, for the sole purpose transferring the above mentioned marketing authorisation in preparation of the departure of the United Kingdom from the European Union.

Basis of Presentation:

The Company is focused on developing and commercializing neratinib for the treatment of patients with human epidermal growth factor receptor type 2, or HER2-positive, breast cancer, HER2 mutated non-small cell lung cancer, HER2-negative breast cancer that has a HER2 mutation and other solid tumors that have an activating mutation in HER2.  The Company has reported a net loss of approximately $113.6 million and negative cash flows from operations of approximately $24.1 million for the year ended December 31, 2018.  Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities through the drug development process and global commercialization.

The Company has incurred significant operating losses and negative cash flows from operations since its inception.  On July 17, 2017, the Company received U.S. Food and Drug Administration, or FDA, approval for its first product, NERLYNX® (neratinib), formerly known as PB272 (neratinib (oral)), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy.  Following FDA approval in July 2017, NERLYNX became available by prescription in the United States, and the Company commenced commercialization.

The Company in-licenses PB272 (neratinib (oral)), PB272 (neratinib (intravenous)) and PB357, as well as certain related compounds, from Pfizer Inc., or Pfizer. The Company is required to make substantial payments to Pfizer upon the achievement of certain milestones and has contractual obligations for clinical trial contracts.

Additionally, the Company has entered into exclusive license agreements with Specialised Therapeutics Asia Pte Ltd., or STA, Medison Pharma Ltd., or Medison, CANbridgepharma Limited, or CANbridge, and, most recently, Pint Pharma International SA, or Pint, to pursue regulatory approval and commercialize NERLYNX, if approved, in various specified regions outside of the United States.  The Company plans to continue to pursue commercialization of NERLYNX in additional countries outside the United States, if approved, and is evaluating various commercialization options in those countries, including developing a direct salesforce, contracting with third parties to provide sales and marketing capabilities, or some combination of these two options.  In September 2018, the European Commission, or EC, granted marketing authorisation for NERLYNX for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab based therapy.

Commercialization in the United States and in the European Union, may require funding in addition to the cash and cash equivalents totaling approximately $108.4 million and marketable securities totaling approximately $57.0 million available at December 31, 2018.  The Company believes that its existing cash and cash equivalents and marketable securities as of December 31, 2018 and proceeds that will become available to the Company through product sales are sufficient to satisfy its operating cash and needs for at least one year after the filing of the Annual Report on Form 10-K in which these financial statements are included. The Company continues to remain dependent on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib in the United States and launch in the European Union.  While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future.  The Company’s ability to obtain funding may be adversely impacted by uncertain market conditions, unfavorable decisions of regulatory authorities or adverse clinical trial results.  The outcome of these matters cannot be predicted at this time.

Since its inception through December 31, 2018, the Company’s financing has primarily been proceeds from product and license revenue, public offerings of its common stock, private equity placements, and borrowings under its loan and security agreement with Silicon Valley Bank, or SVB and Oxford Finance LLC, or Oxford.

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

The Company maintains definite-lived intangible assets related to the license agreement with Pfizer. These assets are amortized over their remaining useful lives, which are estimated based on the shorter of the remaining patent life or the estimated useful life of the underlying product. Intangible assets are amortized using the economic consumption method if anticipated future revenues can be reasonably estimated. The straight-line method is used when future revenues cannot be reasonably estimated. Amortization costs are recorded as part of cost of sales.

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. In connection with the FDA approval of NERLYNX in July 2017, the Company triggered a one-time milestone payment pursuant to its license agreement with Pfizer. The Company capitalized the milestone payment as an intangible asset and is amortizing the asset to cost of sales on a straight-line basis over the estimated useful life of the licensed patent through 2030. The Company recorded amortization expense related to its intangible asset of $3.9 million for the year ended December 31, 2018. As of December 31, 2018, estimated future amortization expense related to the Company’s intangible asset was approximately $3.9 million for each year starting 2019 through 2029, and $1.0 million for 2030.

Royalties:

Royalties incurred in connection with the Company’s license agreement with Pfizer, as disclosed in Note 12 Commitments and Contingencies, are expensed to cost of sales as revenue from product sales is recognized.

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

The Company capitalizes inventory costs associated with the Company’s products after regulatory approval, if any, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Inventory totaling $4.5 million, acquired prior to receipt of marketing approval of a product candidate, was recorded as research and development expense as incurred. Inventory that can be used in either the production of clinical or commercial product is recorded as research and development expense when selected for use in a clinical trial. Starter kits, provided to patients prior to insurance approval, are expensed by the Company to sales and marketing expense as incurred.

As of December 31, 2018, the Company’s inventory balance consisted primarily of raw materials purchased subsequent to FDA approval of NERLYNX.

Revenue Recognition:

The Company adopted Accounting Standards Codification, or ASC, Topic 606 – Revenue from Contracts with Customers, or Topic 606, on January 1, 2017.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements, and financial instruments. Under ASC Topic 606, an entity recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. The Company had no contracts with customers until the FDA approved NERLYNX on July 17, 2017.  Subsequent to receiving FDA approval, the Company entered into a limited number of arrangements with specialty pharmacies and specialty distributors in the United States to distribute NERLYNX. These arrangements are the Company’s initial contracts with customers.  The Company has determined that these sales channels with customers are similar.

To determine revenue recognition for arrangements that an entity determines are within the scope of ASC Topic 606, the entity performs the following five steps: (i) identifies the contract(s) with a customer, (ii) identifies the performance obligations in the contract, (iii) determines the transaction price, (iv) allocates the transaction price to the performance obligations in the contract, and (v) recognizes revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract under ASC Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for product revenue, see Product Revenue, Net (below).

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

The Company recognizes revenue on product sales when the specialty pharmacy or specialty distributor, as applicable, obtains control of the Company's product, which occurs at a point in time (upon delivery). Product revenue is recorded net of applicable reserves for variable consideration, including discounts and allowances. The Company’s payment terms range between 10 and 68 days

.

Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods, and are recorded in cost of sales.

If taxes should be collected from Customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the year ended December 31, 2018.

Product revenue from each of our customers who individually accounted for 10% or more of total revenues consisted of the following:

For the Year Ended December 31, 2018
CVS/Caremark	39%
Accredo/Acaria	25%
Diplomat	13%

License Revenue:

The Company also recognizes license revenue under certain of the Company’s sub-license agreements that are within the scope of ASC Topic 606. The terms of these agreements may contain multiple performance obligations, which may include licenses and research and development activities. The Company evaluates these agreements under ASC Topic 606 to determine the distinct performance obligations. Non-refundable, upfront fees that are not contingent on any future performance and require no consequential continuing involvement by the Company, are recognized as revenue when the license term commences and the licensed data, technology or product is delivered. The Company defers recognition of non-refundable upfront license fees if the performance obligations are not satisfied.

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

During the first quarter of 2018, the Company entered into a sub-licensing agreement with CANbridge, to pursue regulatory approval and commercialize NERLYNX, if approved, in the People’s Republic of China (including mainland China, Hong Kong, Macao, and Taiwan).  This agreement granted intellectual property rights and set forth the parties’ respective obligations with respect to development, commercialization and supply of the licensed product. For the CANBridge license agreement, a non-refundable, an upfront license fee of $30 million was received and recognized as license revenue in accordance with ASC Topic 606.  The license agreement met the contract existence criteria and contained distinct, identifiable performance obligations for which the stand-alone selling prices were readily determinable and allocable.  The Company is obligated to supply CANBridge with the licensed product in accordance with the supply agreement entered in connection with the license agreement.  This supply arrangement has been identified as a separate performance obligation.  The Company also identified the Joint Steering Committee as a separate, distinct performance obligation.  To determine the stand-alone selling price, the Company estimated the transaction prices, including any variable consideration, at contract inception and determined the fair value of such obligations based on similar arrangements. When determining the transaction prices, the Company assumed that the goods or services will be transferred to the customer based on the terms of the existing contract, and did not take into consideration the possibility of a contract being canceled, renewed, or modified. The Company noted there was no additional variable consideration, significant financing components, noncash consideration, or consideration payable to the customer in this agreement. This license agreement also include potential future milestone and royalty payments due to the Company upon successful completion of certain separate, distinct performance obligations.  Pursuant to the CANbridge Agreement, the Company will potentially receive additional regulatory milestone payments totaling up to $30 million and sales-based milestone payments totaling up to $185 million.  In addition, the Company is entitled to receive significant double-digit royalties calculated as a percentage of net sales of the licensed products in the CANbridge Territory. During the fourth quarter of 2018, the Company received a $10 million payment from CANBridge in relation to the achievement of a regulatory milestone.  The Company satisfied the necessary performance obligations to recognize this license revenue under the terms of the arrangement.

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

Reserves for Variable Consideration:

Revenue from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its customers, payors, and other indirect customers relating to the Company’s sale of its products. These reserves, as detailed below, are based on the related sales, and are classified as reductions of accounts receivable or as a current liability. These estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method in ASC Topic 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2018 and, therefore, the transaction price was not reduced further during the year ended December 31, 2018. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances:

The Company generally provides customers with discounts, which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. The reserve for discounts is established in the same period that the related revenue is recognized, together with reductions to trade receivables, net on the consolidated balance sheets. In addition, the Company compensates its customers for sales order management, data, and distribution services. The Company has determined such services received to date are not distinct from the Company’s sale of products to its customers and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through December 31, 2018.

Product Returns:

Consistent with industry practice, the Company offers the specialty pharmacies and specialty distributors that are its customers limited product return rights for damaged and expiring product, provided it is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as a reduction to trade receivables, net on the consolidated balance sheets. The Company currently estimates product returns using its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company has an insignificant amount of returns to date and believes that returns of its products will continue to be minimal.

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

Following are the major categories of assets measured at fair value on a recurring basis as of December 31, 2018 and 2017, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

December 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents	$83,329	$2,987	$—	$86,316
Commercial paper	—	35,941	—	35,941
Corporate bonds	—	18,077	—	18,077
U.S. government securities	2,984	—	—	2,984
	$86,313	$57,005	$—	$143,318

December 31, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents	$67,753	$—	$—	$67,753
	$67,753	$—	$—	$67,753

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

The following tables summarize the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
December 31, 2018	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$86,316	$—	$—	$86,316
Commercial paper	Less than 1	35,941	—	—	35,941
Corporate bonds	Less than 1	18,089	—	(12)	18,077
U.S. government securities	Less than 1	2,984	—	—	2,984
		$143,330	$—	$(12)	$143,318

	Maturity	Amortized	Unrealized		Estimated
December 31, 2017	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$67,753	$—	$—	$67,753
		$67,753	$—	$—	$67,753

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at December 31, 2018, were approximately $112.7 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

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

Stock-Based Compensation:

Stock option awards:

ASC 718, Compensation-Stock Compensation, or ASC 718, requires the fair value of all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. Under ASC 718, employee option grants are generally valued at the grant date and those valuations do not change once they have been established. The fair value of each option award is estimated on the grant date using the Black-Scholes Option Pricing Method. As allowed by ASC 718, the Company’s estimate of expected volatility is based on its average volatilities using its past six years of publicly traded history.  Prior to 2018, while the Company had a short period of publicly traded stock history, the Company calculated its estimate of average volatility based on a sampling of companies with similar attributes.  Beginning in 2018, the Company estimated its expected volatility based on its average volatilities using its past six years of publicly traded stock history, including industry, stage of life cycle, size and financial leverage. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. Option forfeitures are calculated when the option is granted to reduce the option expense to be recognized over the life of the award and updated upon receipt of further information as to the amount of options expected to be forfeited. The option expense is “trued-up” upon the actual forfeiture of a stock option grant. Due to its limited history of stock option exercises, the Company uses the simplified method to determine the expected life of the option grants.

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

Warrants:

Warrants (refer to Note 9 for further details) granted to employees are normally valued at the fair value of the instrument on the grant date and are recognized in the statement of operations over the requisite service period. When the requisite service period precedes the grant date and a market condition exists in the warrant, the Company values the warrant using the Monte Carlo Simulation Method. When the terms of the warrant become fixed, the Company values the warrant using the Black-Scholes Option Pricing Method. As allowed by ASC 718 for companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility is based on the average volatilities of a sampling of eight to nine companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant valuation. In determining the value of the warrant until the terms are fixed, the Company factors in the probability of the market condition occurring and several possible scenarios. When the requisite service period precedes the grant date and is deemed to be complete, the Company records the fair value of the warrant at the time of issuance as an equity stock-based compensation transaction. The grant date is determined when all pertinent information, such as exercise price and quantity are known.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2018, the Company has established a reserve of 20% of its research and development (“R&D”) credit carryover balance.

Segment Reporting:

Management has determined that the Company operates in one business segment, which is the development and commercialization of innovative products to enhance cancer care.

Net Loss per Share of Common Stock:

Basic net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented, as required by ASC 260, Earnings per Share. For purposes of calculating diluted loss per share of common stock, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents, such as stock options, RSUs and warrants. A common stock equivalent is not included in the denominator when calculating diluted earnings per common share if the effect of such common stock equivalent would be anti-dilutive. For the year ended December 31, 2018, potentially dilutive securities excluded from the calculations were 5,708,544 shares issuable upon exercise of options, 2,116,250 shares issuable upon exercise of a warrant, and 1,838,670 shares underlying RSUs that were subject to vesting and were antidilutive. For the year ended December 31, 2017, potentially dilutive securities excluded from the calculations were 6,134,513 shares issuable upon exercise of options, 2,116,250 shares issuable upon exercise of a warrant, and 1,637,662 shares underlying RSUs that were subject to vesting and were antidilutive.  For the year ended December 31, 2016, potentially dilutive securities excluded from the calculations were 9,325,381 shares, issuable upon exercise of options and warrants or issuable as performance awards.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in ASU 2016-02 will require organizations that lease assets, with lease terms of more than 12 months, to recognize on their balance sheet the assets and liabilities for the rights and obligations created by those leases. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP that requires only capital leases to be recognized on the balance sheet, ASU No. 2016-02 will require both types of leases to be recognized on the balance sheet. The Company expects that this standard will have a material effect on its financial statements. While the Company continues to assess all of the effects of adoption, it currently believes the most significant effects relate to the recognition of new right of use assets and lease liabilities on the balance sheet for our office and equipment operating leases.  The Company does not expect a significant change in its leasing activities between now and adoption. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is adopting ASU No. 2016-02 in the first quarter of 2019 , which it expects to result  in an increase in its assets and liabilities on its consolidated balance sheets related to recording right-of-use assets and corresponding lease liabilities of up to approximately $30 million.

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

Note 3—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following at December 31 (in thousands):

	December 31, 2018	December 31, 2017
Current:
CRO services	$5,824	$7,188
Other clinical development	888	878
Insurance	2,446	1,306
Other	3,239	3,625
	12,397	12,997
Long-term:
CRO services	1,073	860
Other clinical development	650	886
Insurance	14	26
Other	1,692	217
	3,429	1,989
Totals	$15,826	$14,986

Other prepaid amounts consist primarily of deposits, licenses, subscriptions, software, and professional fees

Note 4—Other Current Assets:

Other current assets consisted of the following at December 31 (in thousands):

	December 31, 2018	December 31, 2017
Insurance receivable	$1,175	$—
Other	612	$—
Totals	$1,787	$—

Other current asset amounts consist primarily of insurance reimbursements related to the class action lawsuit that was still ongoing at December 31, 2018, and a tenant improvement receivable.

Note 5—Property and Equipment:

Property and equipment consisted of the following at December 31 (in thousands):

	December 31, 2018	December 31, 2017
Property and Equipment:
Leasehold improvements	$4,048	$3,878
Computer equipment	2,402	2,147
Telephone equipment	343	302
Furniture and fixtures	2,346	2,206
	9,139	8,533
Less: accumulated depreciation	(5,176)	(4,063)
Totals	$3,963	$4,470

Note 6—Intangible Assets:

Intangible assets consisted of the following at December 31 (in thousands):

	December 31, 2018	Estimated useful life
Acquired and in-licensed rights	$50,000	13 Years
Less: accumulated amortization	(5,592)
Total intangible asset, net	$44,408

Estimated future intangible amortization expense as of December 31, 2018 is as follows (in thousands):

2019	3,947
2020	3,947
2021	3,947
2022	3,947
Thereafter	28,620
Total	$44,408

Note 7—Accrued Expenses:

Accrued expenses consisted of the following at December 31 (in thousands):

	December 31, 2018	December 31, 2017
Accrued CRO services	10,187	$8,335
Accrued royalties	9,162	3,922
Accrued class action verdict costs	9,000	—
Accrued variable consideration	3,818	1,425
Accrued bonus	1,705	3,376
Accrued compensation	4,435	2,797
Accrued legal fees	1,379	2,046
Accrued other clinical development	2,380	3,438
Other	4,365	5,309
Totals	$46,431	$30,648

Accrued CRO services, accrued other clinical development expenses, and accrued legal fees represent the Company’s estimates of such costs. Accrued compensation includes sales commissions and vacation.  Accrued royalties represent royalties incurred in connection with the Company’s license agreement with Pfizer.  Vacation is accrued at the rate the employee earns vacation and reduced as vacation is used by the employee.    Accrued variable consideration represents estimates of adjustments to net revenue for which reserves are established. Other accrued expenses consist primarily of accrued contractor/consultant costs, business license fees, taxes, insurance, and marketing fees.

Accrued class action verdict costs represent an initial estimate of potential amounts that may be owed to class action participants as a result of the recent jury verdict in Hsu v. Puma Biotechnology, Inc., et al.  The total amount of aggregate class-wide damages is uncertain and will be ascertained only after an extensive claims process and the exhaustion of any appeals.  It is also possible that the total damages will be higher than this estimate.

All accrued expenses are adjusted in the period the actual costs become known.

Note 8—Debt:

Long term debt consisted of the following at December 31, 2018 (in thousands):

	December 31, 2018	Maturity Date
Long term debt	$155,000	May 1, 2023
Accretion of final interest payment	1,330
Less: deferred financing costs	(4,444)
Total long term debt, net	$151,886

In October 2017, the Company entered into a loan and security agreement with SVB, as administrative agent, and the lenders party thereto from time to time, including Oxford and SVB. Pursuant to the terms of the credit facility provided for by the loan and security agreement, the Company borrowed $50.0 million.

In May 2018, the Company entered into an amendment to the loan and security agreement. Under the amended credit facility, the lenders agreed to make term loans available to the Company in an aggregate amount of $155.0 million, consisting of (i) an aggregate amount of $125.0 million, the proceeds of which, in part, were used to repay the $50.0 million borrowed under the original credit facility, and (ii) an aggregate amount of $30.0 million that the Company drew in December 2018, which was available to under the credit facility as a result of achieving a specified minimum revenue milestone. Proceeds from the term loans under the amended credit facility may be used for working capital and general business purposes. Upon entry into the amended credit facility, the Company was required to pay the lenders aggregate fees of $4.2 million, consisting of a first amendment facility fee of $0.4 million and a final payment of $3.8 million in connection with the repayment of the $50.0 million borrowed under the original credit facility. The amended credit facility is secured by substantially all of the Company’s personal property other than its intellectual property. The Company also pledged 65% of the issued and outstanding capital stock of its subsidiary, Puma Biotechnology Ltd.

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

As of December 31, 2018, there was $155 million in term loans outstanding under the amended credit facility, and the Company was in compliance with all applicable covenants under the amended credit facility.

Note 9—Stockholders’ Equity:

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

The Company issued 200,743, 557,080, and 46,668 shares of common stock upon exercise of stock options during the years ended December 31, 2018, 2017 and 2016, respectively. The Company issued 529,443, 211,761, and 2,917 shares of common stock upon vesting of RSUs during the years ended December 31, 2018, 2017 and 2016, respectively.

Authorized Shares:

The Company has 100,000,000 shares of stock authorized for issuance, all of which 100,000,000 are common stock, par value $0.0001 per share.

Warrants:

In October 2011, the Company issued an anti-dilutive warrant to Alan Auerbach, the Company’s founder and chief executive officer. The warrant was issued to provide Mr. Auerbach with the right to maintain ownership of at least 20% of the Company’s common stock in the event that the Company raised capital through the sale of its securities in the future.

In connection with the closing of a public offering in October 2012, the exercise price and number of shares underlying the warrant issued to Mr. Auerbach were established and, accordingly, the final value of the warrant became fixed. Pursuant to the terms of the warrant, Mr. Auerbach may exercise the warrant to acquire 2,116,250 shares of the Company’s common stock at $16 per share until October 4, 2021

Stock Options and Restricted Stock Units:

The Company’s 2011 Incentive Award Plan, or the 2011 Plan, was adopted by the Company’s Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. Through December 31, 2018, a total of 12,529,412 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

The Company awarded only “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107, or Share Based Payment. As of December 31, 2018, 7,175,879 shares of the Company’s common stock are issuable upon the exercise of outstanding awards granted under the 2011 Plan and  2,339,678 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees was estimated using the Black-Scholes Option Pricing Method (see Note 2) with the following weighted-average assumptions used during the years ended December 31:

	2018	2017
Dividend yield	0.0%	0.0%
Expected volatility	96.5%	70.2%
Risk-free interest rate	2.7%	2.0%
Expected life in years	5.85	5.83

The Company’s 2017 Employment Inducement Incentive Award Plan, or the 2017 Plan, was adopted by the Company’s Board of Directors on April 27, 2017.  Pursuant to the 2017 Plan, the Company may grant stock options and restricted stock units, as well as other forms of equity-based compensation to employees, as an inducement to join the Company.  The maximum term of stock options granted under the 2017 Plan is 10 years. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. As of December 31, 2018, a total of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the 2017 Plan.  As of December 31, 2018, 371,335 shares have been awarded under the 2017 Plan.

Employee stock-based compensation expense was as follows for the years ended December 31 (in thousands except per share data):

	For the Year Ended December 31,
	2018	2017	2016
Stock-based compensation:
Options -
Research and development	$26,456	$67,299	$88,049
Selling, general and administrative	14,063	23,024	25,043
Performance shares - R&D	—	—	(528)
Restricted stock units -
Selling, general and administrative	20,851	8,170	1,580
Research and development	25,569	10,242	3,120
Total stock-based compensation expense	$86,939	$108,735	$117,264

Activity with respect to options granted under the 2011 and 2017 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	5,542,285	$105.59	8.6	$87,632
Granted	1,658,465	$42.34	9.3
Forfeited	(446,544)	$122.50
Exercised	(43,751)	$13.16		$1,360
Expired	(131,933)	$185.10
Outstanding at December 31, 2016	6,578,522	$87.52	8.0	$18,442
Granted	519,791	$38.87	8.4
Forfeited	(285,377)	$50.11
Exercised	(557,080)	$48.71		$27,185
Expired	(121,343)	$125.40
Outstanding at December 31, 2017	6,134,513	$87.91	7.2	$220,060
Granted	315,566	$59.13	9.3
Forfeited	(183,837)	$51.96
Exercised	(200,743)	$35.88		$5,063
Expired	(356,955)	$116.96
Outstanding at December 31, 2018	5,708,544	$87.49	6.1	$7,762
Nonvested at December 31, 2018	779,292	$48.97	8.5	—
Exercisable	4,929,252	$93.58	5.7	$7,762

At December 31, 2018, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $20.8 million, which is expected to be recognized over a weighted-average period of 1.5 years. At December 31, 2018, the total estimated unrecognized employee compensation cost related to non-vested RSUs was approximately $87.9 million, which is expected to be recognized over a weighted-average period of 2.0 years.  The weighted-average grant date fair value of options granted during the years ended December 31, 2018, 2017 and 2016, was $45.62, $24.30 and $25.69 per share, respectively.  The weighted average grant date fair value of RSUs awarded during the year ended December 31, 2018, 2017 and 2016 was $41.42, $94.93, and $54.35, respectively.

		Weighted
		Average
		Grant-Date
Stock options	Shares	Fair Value
Nonvested shares at December 31, 2016	3,106,083	$47.78
Granted	519,791	24.30
Vested/Issued	(1,552,061)	59.76
Forfeited	(285,377)	30.21
Nonvested shares at December 31, 2017	1,788,436	33.37
Granted	315,566	45.62
Vested/Issued	(1,140,873)	36.81
Forfeited	(183,837)	31.43
Nonvested shares at December 31, 2018	779,292	$33.75

		Weighted
		Average
		Grant-Date
Restricted stock units	Shares	Fair Value
Nonvested shares at December 31, 2016	630,508	$54.35
Granted	1,277,081	94.93
Vested/Issued	(211,761)	55.17
Forfeited	(58,166)	63.02
Nonvested shares at December 31, 2017	1,637,662	85.58
Granted	1,175,231	41.42
Vested/Issued	(529,443)	79.98
Forfeited	(444,780)	80.99
Nonvested shares at December 31, 2018	1,838,670	$60.08

Note 10—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $1.9 million, $0.9 million and $ 1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 11—Income Taxes:

On December 22, 2017, H.R. 1/Public Law No. 115-97 known as the Tax Cuts and Jobs Act, or the Tax Act, was signed into law. The effects of this new federal legislation are recognized upon enactment, which is the date a bill is signed into law. The Tax Act includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% (as the top corporate tax rate) to 21%, limitations on executive compensation and deductibility of interest expense.  The Company has revalued its net deferred tax assets as of December 31, 2017 to reflect the rate reduction. As of December 31, 2018 the Company calculated an approximate $4.6 million limitation on executive compensation deduction pursuant to IRC section 162(m) and an approximate $9.2 million limitation on interest expense pursuant to IRC section 162(j).

Pursuant to the SEC Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” or SAB 118, a company may select between one of three scenarios to determine a reasonable estimate arising from the Tax Act. Those scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed. The Company recognized an adjustment of $141.1 million in the period ending December 31, 2017, which was offset by a full valuation allowance. Other impacts of the Tax Act including, but not limited to, a limitation of the deduction for net operating losses and additional limitations on the deductibility of executive compensation and interest expense are not expected to have a material impact to the financial statement presentation as the company records has historically generated tax losses and in a full valuation allowance. The Company’s review of the final impact of the Tax Act may be different from certain provisional amounts reported due to changes in interpretations and assumptions of the current guidance available as well as the issuance of new regulatory guidance in the future. As of December 31, 2018, we have completed our accounting for the tax effects of the 2017 Tax Act and did not identify any measurement period adjustments related to SAB 118.

The Company’s provision for income taxes for the year ended December 31, 2018 is $17,000 and did not have any provisions for income taxes for the years ended December 31, 2017 and 2016.

(in thousands)	2018	2017	2016
Current:
Federal	$—	$—	$—
State	17	—	—
	$17	$—	$—
Deferred:
Federal	—	—	—
State	—	—	—
	$—	$—	$—

Total	$17	$—	$—

The provision (credit) for income taxes in the accompanying Consolidated Statements of Operations differs from the amount calculated by applying the statutory income tax rate to income (loss) from continuing operations before income taxes. Approximately $15.8 million was recorded by the Company as a prior period adjustment. The majority of this adjustment comes from a change in the state blended rate and state tax return to provision adjustments. These state tax adjustments are due to the Company performing a nexus study which resulted in 36 additional required state filings and true-up of the state tax net operating loss. The primary components of such differences are as follows as of December 31 (in thousands):

	2018	2017	2016
Tax computed at the federal statutory rate	$(23,771)	$(99,234)	$(93,839)
State taxes	(2,791)	(15,890)	(15,693)
Permanent items	10,932	(1,404)	6,152
R&D credits	(5,630)	(6,217)	(2,728)
Deferred tax asset adjustment	—	6,805	—
Other	—	(20)	(113)
Impact of federal statutory rate change related to the 2017 Tax Act	—	141,147	—
Prior year adjustments	15,750	—	—
Change in valuation allowance	5,527	(25,187)	106,221
Total provision	$17	$—	$—

Temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes give rise to the Company’s deferred income taxes. The components of the Company’s net deferred tax assets as of December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Deferred tax assets–2018:
Net operating loss carry forwards	$257,021	$257,121
Business credit carry forwards	35,107	29,695
Organization costs	3,593	180
Compensation	72,804	76,423
Deferred rent - leasehold improvement	1,404	680
Other	—	806
Subtotal	369,929	364,905
Deferred tax liabilities	(255)	(758)
Total deferred tax assets	369,674	364,147
Valuation allowance	(369,674)	(364,147)
Net deferred tax assets	$—	$—

As the ultimate realization of the potential benefits of the Company’s deferred tax assets is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances. Accordingly, the Company did not recognize any benefit from income taxes in the accompanying Consolidated Statements of Operations to offset its pre-tax losses. The valuation allowance increased $5.5 million and $48.1 million for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, the Company had federal and state net operating loss carryforwards respectively of approximately $948.5 million and $863.9 million, which will begin to expire in 2028 and 2031. At December 31, 2018, the Company also has federal research and development credit carryforwards of approximately $23.2 million.  If not utilized, the carryforwards will begin expiring in 2032. The Company has state research and development credit carryforwards of approximately $11.9 million which do not expire.  Pursuant to the Internal Revenue Code, Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards could be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not yet performed an assessment on the potential limitation on net operating loss and credit carryforwards.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits at December 31:

	2018	2017	2016
Unrecognized tax benefits	$7,151	$5,315	$4,475
Gross decreases-tax positions in prior period
Gross increases - tax positions in a current period	1,626	1,836	840
Unecognized tax benefits - December 31	8,777	$7,151	$5,315

The unrecognized tax benefits that, if recognized, would affect the effective tax rate is $8.8 million at December 31, 2018. The Company does not have tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefit will significantly increase or decrease within 12 months of the reporting date.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the federal and state jurisdictions where applicable. There are currently no pending income tax examinations. The Company’s tax years for 2008 and forward are subject to examination by the federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

Note 12—Commitments and Contingencies:

Office Leases:

In December 2011, the Company entered into a non-cancelable operating lease for office space in Los Angeles, California, which lease was subsequently amended in November 2012, December 2013, March 2014 and July 2015, and December 2017. The initial term of the lease was for seven years and commenced on December 10, 2011. As amended, the Company rents approximately 65,656 square feet. The term of the lease runs until March 2026, and rent amounts payable by the Company increase approximately 3% per year.     Concurrent with the execution of the lease, the Company provided the landlord an automatically renewable stand-by letter of credit in the amount of $2.5 million. The stand-by letter of credit is collateralized by a high-yield savings account which is classified as restricted cash on the accompanying Consolidated Balance Sheets.

In June 2012, the Company entered into a long-term lease agreement for office space in South San Francisco, California, which was subsequently amended in May 2014 and July 2015. As amended, the Company rents approximately 29,470 square feet. The term of this lease runs until March 2026, and rents payable by the Company increase approximately 3% per year.     The Company provided the landlord an automatically renewable stand-by letter of credit in the amount of $1,591,400. The stand-by letter of credit is collateralized by a high-yield savings account which is classified as restricted cash on the accompanying Consolidated Balance Sheets.

Rent expense for the years ended December 31, 2018, 2017, and 2016, was approximately $4.7 million, $3.9 million and $3.5 million, respectively.

Future minimum lease payments for each of the years subsequent to December 31, 2018, are as follows (in thousands):

Year Ending December 31,	Amount
2019	4,924
2020	5,141
2021	5,300
2022	5,464
Thereafter	18,927
Total	39,756

License Agreement:

In August 2011, the Company entered into an agreement pursuant to which Pfizer agreed to grant it a worldwide license for the development, manufacture and commercialization of PB272 neratinib (oral), PB272 neratinib (intravenous) and PB357, and certain related compounds. The license is exclusive with respect to certain patent rights owned by or licensed to Pfizer. Under the agreement, the Company is obligated to commence a new clinical trial for a product containing one of these compounds within a specified period of time and to use commercially reasonable efforts to complete clinical trials and to achieve certain milestones as provided in a development plan. From the closing date of the agreement through December 31, 2011, Pfizer continued to conduct the existing clinical trials on behalf of the Company at the Licensor’s sole expense. At the Company’s request, Pfizer has agreed to continue to perform certain services in support of the existing clinical trials at the Company’s expense. These services will continue through the completion of the transitioned clinical trials. The license agreement “capped” the out of pocket expense the Company would be responsible for completing the then existing clinical trials. All agreed upon costs incurred by the Company above the “cost cap” would be reimbursed by Pfizer. The Company exceeded the “cost cap” during the fourth quarter of 2012. In accordance with the license agreement, the Company billed Pfizer for agreed upon costs above the “cost cap” until December 31, 2013.

On July 18, 2014, the Company entered into an amendment to the license agreement with Pfizer.  The amendment amends the agreement to (1) reduce the royalty rate payable by the Company to Pfizer on sales of licensed products; (2) release Pfizer from its obligation to pay for certain out-of-pocket costs incurred or accrued on or after January 1, 2014 to complete certain ongoing clinical studies; and (3) provide that Pfizer and the Company will continue to cooperate to effect the transfer to the Company of certain records, regulatory filings, materials and inventory controlled by Pfizer as promptly as reasonably practicable.

As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones totaling approximately $187.5 million if all such milestones are achieved. In connection with the FDA approval of NERLYNX in July of 2017, the Company triggered a one-time milestone payment pursuant to the agreement. Should the Company commercialize any more of the compounds licensed from Pfizer or any products containing any of these compounds, the Company will be obligated to pay to Pfizer annual royalties at a fixed rate in the low-to-mid teens of net sales of all such products, subject to certain reductions and offsets in some circumstances. The Company’s royalty obligation continues, on a product-by-product and country-by-country basis, until the later of (1) the last to expire licensed patent covering the applicable licensed product in such country, or (2) the earlier of generic competition for such licensed product reaching a certain level in such country or expiration of a certain time period after first commercial sale of such licensed product in such country. In the event that the Company sublicenses the rights granted to the Company under the license agreement with Pfizer to a third party, the same milestone and royalty payments are required. The Company can terminate the license agreement at will, or for safety concerns, in each case upon specified advance notice.

Clinical Trial Contracts:

The Company engages with clinical research organizations and contract manufacturing organizations, or CMOs, in addition to engaging in contracts for the management of its ongoing clinical trials and pre-commercialization efforts. The Company may cancel these agreements with a 30 to 45 day written notice to the outside vendor. The Company would be obligated to pay for services rendered up to that point. The contracts also contain variable costs that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary and therefore, are not included in the table below. The contracts held by the Company as of December 31, 2018, are summarized as follows (in thousands):

Indication	Estimated Contractual Obligation as of December 31, 2018	Months Remaining on Contract
HER2 Overexpressed/Amplified Breast Cancer (Extension)	$11,690	15
HER2 Overexpressed/Amplified Breast Cancer (Licensor Legacy Clinical Trials)	1,191	8
HER2 Mutated Breast Cancer and HER2 Mutated Breast Cancer with Brain Mets	109	36
Metastatic & Adjuvant Breast Cancer	25,618	10
Neoadjuvant Breast Cancer	779	6
Preclinical Research	6,838	13
HER2 Mutated Solid Tumors	14,602	14
Other	34,914	20
Total	95,741

Included in the above are payments to be made when milestones are reached.  As of December 31, 2018, Company obligations for potential milestone payments totaled approximately $27.2  million.  This amount will be paid by the Company if all milestones are reached and would reduce the overall contractual obligation if one or more milestone is never reached.

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

Hsu vs. Puma Biotechnology, Inc., et al.

On June 3, 2015, Hsingching Hsu, individually and on behalf of all others similarly situated, filed a class action lawsuit against the Company and certain of its executive officers in the United States District Court for the Central District of California (Case No. 8:15-

cv-00865-AG-JCG).  On October 16, 2015, lead plaintiff Norfolk Pension Fund filed a consolidated complaint on behalf of all persons who purchased the Company’s securities between July 22, 2014 and May 29, 2015.  The consolidated complaint alleges that the Company and certain of the Company’s executive officers made false or misleading statements and failed to disclose material adverse facts about its business, operations, prospects and performance in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiff sought damages, interest, costs, attorneys' fees, and other unspecified equitable relief.  On July 10, 2018, the Company and two of its executive officers filed a motion for summary judgment seeking judgment in their favor on all claims.  At the same time, the lead plaintiff filed its own motion for summary judgment, seeking judgment in favor on some, but not all, of its claims.  The motions were heard in September 2018.  The court granted the parties’ motions in part and denied them in part.  Among the determinations by the court, the court granted summary judgment in favor of defendant Charles Eyler, the Company’s former Senior Vice President, Finance and Administration and Treasurer, and dismissed the claims against him.  The court also granted summary judgment in defendants’ favor with respect to certain statements alleged by the plaintiff to include false or misleading statements. A trial on the remaining claims, which was initially set for November 6, 2018, was held from January 15, 2019 to January 29, 2019 on the court’s own motion. At trial, the jury found that one of the four remaining challenged statements was false or misleading, and awarded $4.50 per share in damages, which represents approximately 5% of the total claimed damages of $87.20 per share.  The total amount of aggregate class-wide damages is uncertain and will be ascertained only after an extensive claims process and the exhaustion of any appeals.  Trading models suggest that approximately ten million shares traded during the class period may be eligible to claim damages.  Based on prior lawsuits, the Company believes that the number of stockholders who submit proof of claims sufficient to recover damages is typically in the range of 20% to 40% of the total eligible shares.  Based on these assumptions, total damages after claims could range from $9 million to $18 million.  It is also reasonably possible that the total damages will be higher than this estimate, however, at this time, the amount is not estimable.  A final judgment has not been entered.

Eshelman vs. Puma Biotechnology, Inc., et al.

In February 2016, Fredric N. Eshelman filed a lawsuit against the Company’s Chief Executive Officer and President, Alan H. Auerbach, and the Company in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D). The complaint generally alleges that Mr. Auerbach and the Company made defamatory statements regarding Dr. Eshelman in connection with a proxy contest. Dr. Eshelman seeks compensatory and punitive damages and expenses and costs, including attorneys’ fees. In April 2016, the Company filed a motion to dismiss the complaint, and in May 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach. In May 2017, the court denied the Company’s motion to dismiss. Discovery ended in September 2017. In September 2018, the court denied the Company’s motion for summary judgment and granted in part and denied in part Dr. Eshelman’s motion for partial summary judgment. This matter is set for trial beginning March 11, 2019. The Company intends to vigorously defend against Dr. Eshelman’s claims.

Derivative Actions

On April 12 and April 14, 2016, purported stockholders filed two derivative lawsuits purportedly on behalf of the Company against certain of the Company’s officers and directors in the Superior Court of the State of California, Los Angeles, captioned Xie vs. Auerbach, No. BC616617, and McKenney vs. Auerbach, No. BC617059. The complaints asserted claims for breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement and waste of corporate assets. The complaints seek an unspecified sum of damages and equitable relief.

Separately, on February 9, 2018, another purported stockholder filed a derivative lawsuit purportedly on behalf of the Company against certain of our officers and directors in the United States District Court, Central District of California, captioned Van Der Gracht De its vs. Auerbach, No. 8:18-cv-00236.  The complaint asserted claims for violation of securities law, breach of fiduciary duty, waste of corporate assets, and unjust enrichment.

On May 30, 2018, another stockholder filed a derivative lawsuit purportedly on behalf of the Company against certain of its officers and directors in the United States District Court, Central District of California, captioned Duran vs. Auerbach, No. 2:18-cv-04802.  The complaint asserted claims for violations of securities laws, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.  The complaint seeks an unspecified sum of damages, declaratory judgment, corporate reforms, restitution, and costs and disbursements associated with the lawsuit.

On July 30, 2018, the parties reached a settlement in principle of the Xie, Rommerswael and Duran lawsuits. On January 7, 2019, the Court approved the settlement and entered final judgment in the Rommerswael case.  The parties are expected to seek dismissal of the Xie and Duran lawsuits.

Note 13—Quarterly Financial Data:

Quarterly financial data (in thousands except share and per share data):
(unaudited)	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2018
Revenues	$66,516	$50,767	$62,629	$71,079
Net loss	(24,345)	(44,335)	(14,201)	(30,694)
Net loss attributable to common stock	(24,345)	(44,335)	(14,201)	(30,694)
Net loss per share—basic and diluted	$(0.65)	$(1.17)	$(0.37)	$(0.80)
Weighted-average shares of common stock outstanding—basic and diluted	37,699,024	37,819,767	38,043,174	38,201,056
2017
Revenues	$—	$—	$6,077	$21,608
Net loss	72,865	77,832	77,180	64,078
Net loss attributable to common stock	72,865	77,832	77,180	64,078
Net loss per share—basic and diluted	$1.97	$2.10	$2.07	$1.71
Weighted-average shares of common stock outstanding—basic and diluted	36,931,167	36,992,017	37,214,002	37,534,410
2016
Revenues	$—	$—	$—	$—
Net loss	(70,972)	(66,597)	(65,781)	(72,661)
Net loss attributable to common stock	(70,972)	(66,597)	(65,781)	(72,661)
Net loss per share—basic and diluted	$(2.19)	$(2.05)	$(2.02)	$(2.04)
Weighted-average shares of common stock outstanding—basic and diluted	32,478,408	32,493,092	32,497,168	35,694,193

Note 14—Subsequent Events:

Knight Agreement

On January 9, 2019, the Company entered into a license agreement, or the Knight Agreement, with Knight. Pursuant to the Knight Agreement, the Company granted to Knight, under certain of the Company’s intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license (i) to commercialize any product containing neratinib and certain related compounds in Canada, or the Knight Territory, (ii) to seek and maintain regulatory approvals for the licensed products in the Knight Territory and (iii) to manufacture the licensed products anywhere in the world solely for the development and commercialization of the licensed products in the Knight Territory for human use, subject to the terms of the Knight Agreement and a supply agreement to be negotiated and executed by the parties.  Pursuant to the Knight Agreement, the Company will receive upfront and milestone payments up to $7.2 million, each milestone payment payable upon the achievement of the milestone event specified in the Knight Agreement. In addition, the Company is entitled to receive double digit royalties calculated as a percentage of net sales of the licensed products in the Knight Territory.

Hsu vs. Puma Biotechnology, Inc., et al.