Form 10-Q
period 2019-03-31
PUMA BIOTECHNOLOGY, INC.
filed 2019-05-10
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	PBYI	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 38,612,447 shares of Common Stock, par value $0.0001 per share, were outstanding as of May 1, 2019.

PUMA BIOTECHNOLOGY, INC.

- INDEX -

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and may be forward looking. These forward-looking statements include, but are not limited to, statements about:

•	the commercialization of NERLYNX® (neratinib);
•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;
•	the anticipated timing of regulatory filings;
•	the regulatory approval of our drug candidates;
•	our use of clinical research organizations and other contractors;
•	our ability to find collaborative partners for research, development and commercialization of potential products;
•	efforts of our licensees to obtain regulatory approval and commercialize NERLYNX in areas outside the United States;
•	our ability to market any of our products;
•	our history of operating losses;
•	our expectations regarding our costs and expenses;
•	our anticipated capital requirements and estimates regarding our needs for additional financing;
•	our ability to compete against other companies and research institutions;
•	our ability to secure adequate protection for our intellectual property;
•	our intention and ability to vigorously defend against any litigation to which we are or may become party;
•	our estimates for damages that we may be required to pay in connection with the lawsuits to which we are a party;
•	our ability to attract and retain key personnel; and
•	our ability to obtain adequate financing.

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Quarterly Report on Form 10-Q, including, in Part I, the section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These forward-looking statements involve risks and uncertainties, including the risks discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 that could cause our actual results to differ materially from those in the forward-looking statements.  Such risks should be considered in evaluating our prospects and future financial performance.  We undertake no obligation to update the forward-looking statements or to reflect events or circumstances after the date of this document.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$48,786	$108,419
Marketable securities	101,617	57,002
Accounts receivable, net	80,984	20,773
Inventory	2,637	2,625
Prepaid expenses, current	11,979	12,397
Other current assets	10,155	1,787
Total current assets	256,158	203,003
Lease right-of-use assets	21,120	—
Property and equipment, net	3,718	3,963
Intangible assets, net	43,421	44,408
Restricted cash	4,321	4,319
Prepaid expenses and other, long-term	2,617	3,429
Total assets	$331,355	$259,122
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,878	$20,684
Accrued expenses	70,281	46,431
Lease liabilities	2,239	—
Total current liabilities	101,398	67,115
Deferred rent	—	5,815
Lease liabilities, long-term	24,645	—
Post-marketing commitment liability	9,000	—
Long-term debt	152,841	151,886
Total liabilities	287,884	224,816

Stockholders' equity:
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 38,573,118 shares issued and outstanding at March 31, 2019 and 38,325,037 issued and outstanding at December 31, 2018	4	4
Additional paid-in capital	1,255,586	1,236,355
Receivable from exercise of stock options	(11)	—
Accumulated other comprehensive loss	20	(12)
Accumulated deficit	(1,212,128)	(1,202,041)
Total stockholders' equity	43,471	34,306
Total liabilities and stockholders' equity	$331,355	$259,122

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenue:
Product revenue, net	$45,567	$36,016
License revenue	53,500	30,500
Total revenue	99,067	66,516
Operating costs and expenses:
Cost of sales	7,985	6,383
Selling, general and administrative	45,506	36,602
Research and development	35,728	46,925
Total operating costs and expenses	89,219	89,910
Profit (loss) from operations	9,848	(23,394)
Other (expenses) income:
Interest income	872	174
Interest expense	(4,443)	(1,079)
Legal verdict expense	(16,350)	—
Other expenses	(14)	(46)
Total other expenses:	(19,935)	(951)
Net loss	$(10,087)	$(24,345)
Net loss applicable to common stockholders	$(10,087)	$(24,345)
Net loss per share of common stock—basic and diluted	$(0.26)	$(0.65)
Weighted-average shares of common stock outstanding—basic and diluted	38,481,824	37,699,024

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net loss	$(10,087)	$(24,345)
Other comprehensive loss
Unrealized (loss) gain on available-for-sale securities	32	—
Comprehensive loss	$(10,055)	$(24,345)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the quarter ended March 31, 2019:
				Receivables	Accumulated
			Additional	from	Other
	Common Stock		Paid-in	Exercises	Comprehensive	Accumulated
	Shares	Amount	Capital	of Options	Income (Loss)	Deficit	Total
Balance at December 31, 2018	38,325,037	$4	$1,236,355	$—	$(12)	$(1,202,041)	$34,306
Stock-based compensation	—	—	18,138	—	—	—	18,138
Shares issued or restricted stock units vested under employee stock plans	248,081	—	1,093	(11)	—	—	1,082
Unrealized loss on available-for-sale securities	—	—	—	—	32	—	32
Net loss	—	—	—	—	—	(10,087)	(10,087)
Balance at March 31, 2019	38,573,118	$4	$1,255,586	$(11)	$20	$(1,212,128)	$43,471

For the quarter ended March 31, 2018:
				Receivables	Accumulated
			Additional	from	Other
	Common Stock		Paid-in	Exercises	Comprehensive	Accumulated
	Shares	Amount	Capital	of Options	Income (Loss)	Deficit	Total
Balance at December 31, 2017	37,594,851	$4	$1,142,213	$(449)	$—	$(1,088,466)	$53,302
Stock-based compensation	—	—	25,352	—	—	—	25,352
Shares issued or restricted stock units vested under employee stock plans	167,668	—	2,766	381	—	—	3,147
Net loss	—	—	—	—	—	(24,345)	(24,345)
Balance at March 31, 2018	37,762,519	$4	$1,170,331	$(68)	$—	$(1,112,811)	$57,456

See Accompanying Notes to the Unaudited Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(10,087)	$(24,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,135	1,341
Stock-based compensation	18,138	25,352
Disposal of property and equipment	1	—
Changes in operating assets and liabilities:
Accounts receivable, net	(60,211)	(6,639)
Inventory	(12)	(713)
Prepaid expenses and other	1,230	(1,045)
Other current assets	(8,368)	—
Accounts payable	8,194	(4,217)
Accrued expenses	23,850	3,910
Post-marketing commitment liability	9,000	—
Deferred rent	—	103
Net cash used in operating activities	(16,130)	(6,253)
Investing activities:
Purchase of property and equipment	—	(40)
Purchase of available-for-sale securities	(86,715)	—
Sale/maturity of available-for-sale securities	42,132	—
Net cash used in provided by investing activities	(44,583)	(40)
Financing activities:
Net proceeds from shares issued under employee stock plans	1,082	3,147
Net cash provided by financing activities	1,082	3,147
Net decrease in cash, cash equivalents and restricted cash	(59,631)	(3,146)
Cash, cash equivalents and restricted cash, beginning of period	112,738	86,015
Cash, cash equivalents and restricted cash, end of period	$53,107	$82,869

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases in accounts payable	$—	$85
Receivables related to stock option exercises	$11	$68

Supplemental disclosure of cash flow information:
Interest paid	$3,228	$989

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation:

Business:

Puma Biotechnology, Inc., or the Company, is a biopharmaceutical company based in Los Angeles, California with a focus on the development and commercialization of innovative products to enhance cancer care. The Company in-licenses the global development and commercialization rights to three drug candidates—PB272 (neratinib (oral)), PB272 (neratinib (intravenous)) and PB357. Neratinib is a potent irreversible tyrosine kinase inhibitor that blocks signal transduction through the epidermal growth factor receptors HER1, HER2 and HER4. Currently, the Company is primarily focused on the U.S. commercialization of NERLYNX (neratinib), its first U.S. Food and Drug Administration, or FDA, approved product, and on the further development of the oral version of neratinib for additional indications in the treatment of HER2-positive breast cancer. The Company believes that neratinib has clinical application in the treatment of several other cancers as well, including non-small cell lung cancer and other tumor types that over-express or have a mutation in HER2.

In November 2012, the Company established and incorporated Puma Biotechnology Ltd., a wholly owned subsidiary, for the sole purpose of serving as the Company’s legal representative in the United Kingdom and the European Union in connection with the Company’s clinical trial activity in those countries.  In December 2018, the Company established and incorporated Puma Biotechnology, B.V., a wholly owned subsidiary, for the sole purpose transferring the above mentioned marketing authorisation in preparation of the departure of the United Kingdom from the European Union.  Puma Biotechnology, B.V., is currently the holder of the marketing authorisation for commercialization of NERLYNX in the European Union.

Basis of Presentation:

The Company is focused on developing and commercializing neratinib for the treatment of patients with human epidermal growth factor receptor type 2, or HER2-positive, breast cancer, HER2 mutated non-small cell lung cancer, HER2-negative breast cancer that has a HER2 mutation and other solid tumors that have an activating mutation in HER2.  The Company has reported a net loss of approximately $10.1 million and negative cash flows from operations of approximately $16.1 million for the three months ended March 31, 2019.  The Company believes that it will continue to incur net losses and negative net cash flows from operating activities through the drug development process and global commercialization.

The Company has incurred significant operating losses and negative cash flows from operations since its inception.  On July 17, 2017, the Company received FDA approval for its first product, NERLYNX® (neratinib), formerly known as PB272 (neratinib (oral)), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy.  Following FDA approval in July 2017, NERLYNX became available by prescription in the United States, and the Company commenced commercialization.

The Company in-licenses PB272 (neratinib (oral)), PB272 (neratinib (intravenous)) and PB357, as well as certain related compounds, from Pfizer Inc., or Pfizer. The Company is required to make substantial payments to Pfizer upon the achievement of certain milestones and has contractual obligations for clinical trial contracts.

Additionally, the Company has entered into exclusive license agreements with Specialised Therapeutics Asia Pte Ltd., or STA, Medison Pharma Ltd., or Medison, CANbridgepharma Limited, or CANbridge, Pint Pharma International SA, or Pint, and, most recently, Knight Therapeutics Inc., or Knight, and Pierre Fabre Medicament SAS, or Pierre Fabre, to pursue regulatory approval and/or commercialize NERLYNX, if approved, in various specified regions outside of the United States.  The Company plans to continue to pursue commercialization of NERLYNX in additional countries outside the United States, if approved, and is evaluating various commercialization options in those countries, including developing a direct salesforce, contracting with third parties to provide sales and marketing capabilities, or some combination of these two options.  In September 2018, the European Commission, or EC, granted marketing authorisation for NERLYNX for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab based therapy.

The Company’s commercialization, R&D, or marketing efforts may require funding in addition to the cash and cash equivalents totaling approximately $48.8 million and marketable securities totaling approximately $101.6 million available at March 31, 2019.  The Company believes that its existing cash and cash equivalents and marketable securities as of March 31, 2019 and proceeds that will become available to the Company through product sales and upfront license payments are sufficient to satisfy its operating cash and needs for at least one year after the filing of the Quarterly Report on Form 10-Q in which these financial statements are included. The Company continues to remain dependent on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib in the United States.  While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future.  The Company’s ability to obtain funding may be adversely impacted by uncertain market conditions, unfavorable decisions of regulatory authorities or adverse clinical trial results.  The outcome of these matters cannot be predicted at this time.

Since its inception through March 31, 2019, the Company’s financing has primarily been proceeds from product and license revenue, public offerings of its common stock, private equity placements, and borrowings under its loan and security agreement with Silicon Valley Bank, or SVB and Oxford Finance LLC, or Oxford.

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

Principles of Consolidation:

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales of the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. The FDA approval of NERLYNX in July 2017 triggered a one-time milestone payment pursuant to the Company’s license agreement with the Pfizer. The Company capitalized the milestone payment as an intangible asset and is amortizing the asset to cost of sales on a straight-line basis through 2030, the estimated useful life of the licensed patent. The Company recorded amortization expense related to its intangible asset of $1.0 million for the three months ended March 31, 2019, respectively. As of March 31, 2019, estimated future amortization expense related to the Company’s intangible asset was approximately $2.9 million for the remainder of 2019, approximately $3.9 million for each year starting 2020 through 2029, and approximately $1.0 million for 2030.

Royalties:

Royalties incurred in connection with the Company’s license agreement with Pfizer, as disclosed in Note 13 Commitments and Contingencies, are expensed to cost of sales as revenue from product sales is recognized.

Leases:

In February 2016, the FASB issued an accounting standards update which requires lessees to recognize most leases on the balance sheet with a corresponding right-of-use asset. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. Leases will be classified as financing or operating which will drive the expense recognition pattern. For lessees, the income statement presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively. The Company has elected to exclude short-term leases. The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted this guidance as of January 1, 2019, the required effective date, using the effective date transition method. As permitted under the effective date transition method, financial information and disclosure for periods prior to the date of initial application will not be updated. An adjustment to opening retained earnings was not required in conjunction with our adoption. For additional information, see Note 6—Leases. We have elected not to reassess whether expired or existing contracts contain leases, nor did we reassess the classification of existing leases as of the adoption date.

The Company leases office space and copy machines, all of which are operating leases. Most leases include the option to renew and the exercise of the renewals options is at the Company’s sole discretion. Options to extend or terminate a lease are considered in the lease term to the extent that the option is reasonably certain of exercise. The leases do not include the options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term.  Covenants imposed by the leases include letters of credit required to be obtained by the lessee.

The incremental borrowing rate presents the rate of interest that the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. When determinable, the Company uses the rate implicit in the lease to determine the present value of lease payments. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s average incremental borrowing rate, or IBR, for existing leases on the transition date (January 1, 2019) was calculated as 10.9%.

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

The Company capitalizes inventory costs associated with the Company’s products after regulatory approval, if any, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. The Company previously expensed $4.5 million of product prior to receipt of marketing approval, which was recorded as research and development expense at the time it was incurred. Inventory that can be used in either the production of clinical or commercial product is recorded as research and development expense when selected for use in a clinical trial. Starter kits, provided to patients prior to insurance approval, are expensed by the Company to sales and marketing expense as incurred.

As of March 31, 2019, the Company’s inventory balance consisted primarily of raw materials purchased subsequent to FDA approval of NERLYNX.

Revenue Recognition:

The Company adopted ASC Topic 606 - Revenue from Contracts with Customers, or ASC 606, on January 1, 2017.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements, and financial instruments. Under ASC 606, when its customer obtains control of the promised goods or services, an entity recognizes revenue in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. The Company had no contracts with customers until after the FDA approved NERLYNX in July 2017.  Subsequent to receiving FDA approval, the Company entered into a limited number of arrangements with specialty pharmacies and specialty distributors in the United States to distribute NERLYNX. These arrangements are the Company’s initial contracts with customers.  The Company has determined that these sales channels with customers are similar.

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

If taxes should be collected from these customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three months ended March 31, 2019.

Product revenue from customers who individually accounted for 10% or more of the Company’s total revenue for the three months ended March 31, 2019 consisted of the following, shown as a percentage of total revenue:

For the Three Months Ended March 31, 2019
CVS/Caremark	30%
Accredo/Acaria	25%
Diplomat	11%
Biologics	11%

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

Knight Agreement

During the first quarter of 2019, the Company entered into a sub-license agreement, or the Knight Agreement, with Knight. Pursuant to the Knight Agreement, the Company granted to Knight, under certain of the Company’s intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license (i) to commercialize any product containing neratinib and certain related compounds in Canada, (ii) to seek and maintain regulatory approvals for the licensed products in Canada and (iii) to manufacture the licensed products anywhere in the world solely for the development and commercialization of the licensed products in Canada for human use, subject to the terms of the Knight Agreement and the related supply agreement.  During the first quarter of 2019, a non-refundable, upfront license fee was received and recognized as license revenue in accordance with ASC Topic 606.  The Company satisfied the necessary performance obligations to recognize this license revenue under the terms of the arrangement. This license agreement met the contract existence criteria and contained distinct, identifiable performance obligations for which the stand-alone selling prices were readily determinable and allocable.  As a separate promise under the terms of the license agreement, the Company is obligated to supply Knight with the licensed product in accordance with the supply agreement entered in connection with the license agreement.  The Company is also obligated to participate in a Joint Steering Committee, which was identified as a separate performance obligation.  To determine the stand-alone selling price, the Company estimated the transaction prices, including any variable consideration, at contract inception and determined the fair value of such obligations based on similar arrangements. When determining the transaction prices, the Company assumed that the goods or services will be transferred to the customer based on the terms of the existing contract, and did not take into consideration the possibility of a contract being canceled, renewed, or modified. The Company noted there was no additional variable consideration, significant financing components, non-cash consideration, or consideration payable to the customer in this agreement. This license agreement also includes potential future milestone and royalty payments due to the Company upon successful completion of certain separate, distinct performance obligations.  Pursuant to the Knight Agreement, the Company will potentially receive upfront, regulatory and commercial milestone payments totaling up to $7.2 million.  In addition, the Company is entitled to receive significant double-digit royalties calculated as a percentage of net sales of the licensed products in Canada.  At this time, the Company cannot estimate when these milestone-related performance obligations are expected to be achieved.

Pierre Fabre Agreement

Additionally, during the first quarter of 2019, the Company entered into a sub-license agreement, or the Pierre Fabre Agreement, with Pierre Fabre Medicament SAS, or Pierre Fabre.  The Pierre Fabre Agreement granted intellectual property rights and set forth the parties’ respective obligations with respect to development, commercialization and supply of the licensed product in  European countries excluding Russia and Ukraine, along with countries in North Africa and francophone countries of West Africa. During the first quarter of 2019, a non-refundable, upfront license fee of $51.0 million was recognized as license revenue in accordance with ASC Topic 606. The Company satisfied the necessary performance obligations to recognize this license revenue under the terms of the arrangement. The Pierre Fabre Agreement met the contract existence criteria and contained distinct, identifiable performance obligations for which the stand-alone selling prices were readily determinable and allocable. As a separate promise under the terms of the Pierre Fabre Agreement, the Company is obligated to supply Pierre Fabre with the licensed product in accordance with the related supply agreement.  The Company is also obligated to participate in a Joint Steering Committee and Transition Plan, which were identified as separate performance obligations. To determine the respective stand-alone selling prices, the Company estimated the transaction prices, including any variable consideration, at contract inception and determined the fair value of such obligations based on similar arrangements. When determining the transaction prices, the Company assumed that the goods or services will be transferred to the customer based on the terms of the existing contract, and did not take into consideration the possibility of a contract being canceled, renewed, or modified. The Company noted there was approximately $9.0 million of additional variable consideration in this agreement related to a post-marketing commitment liability, while there were no significant financing components, non-cash consideration, or consideration payable to the customer. The Pierre Fabre Agreement also includes potential future milestone and royalty payments due to the Company upon successful completion of certain separate, distinct performance obligations.  Pursuant to the Pierre Fabre Agreement, the Company will potentially receive additional regulatory and commercial milestone payments totaling up to $345 million. In addition, the Company will receive significant double-digit royalties on NERLYNX sales throughout the territory covered by the Pierre Fabre Agreement. At this time, the Company cannot estimate when these milestone-related performance obligations are expected to be achieved.

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

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of March 31, 2019 and, therefore, the transaction price was not reduced further during the quarter ended March 31, 2019. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances:

The Company generally provides customers with discounts, which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. The reserve for discounts is established in the same period that the related revenue is recognized, together with reductions to trade receivables, net on the consolidated balance sheets. In addition, the Company compensates its customers for sales order management, data, and distribution services. The Company has determined such services received to date are not distinct from the Company’s sale of products to its customers and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through March 31, 2019.

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

Following are the major categories of assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

March 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents	$42,592	$—	$—	$42,592
Commercial paper	—	52,503	—	52,503
Corporate bonds	—	28,296	—	28,296
U.S. government securities	20,818	—	—	20,818
Totals	$63,410	$80,799	$—	$144,209

December 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents	$83,329	$2,987	$—	$86,316
Commercial paper	—	35,941	—	35,941
Corporate bonds	—	18,077	—	18,077
U.S. government securities	2,984	—	—	2,984
Totals	$86,313	$57,005	$—	$143,318

The Company’s investments in commercial paper, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
March 31, 2019	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$42,592	$—	$—	$42,592
Commercial paper	Less than 1	52,503	—	—	52,503
Corporate bonds	Less than 1	28,282	15	(1)	28,296
U.S. government securities	Less than 1	20,812	6	—	20,818
Totals		$144,189	$21	$(1)	$144,209

December 31, 2018	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$86,316	$—	$—	$86,316
Commercial paper	Less than 1	35,941	—	—	$35,941
Corporate bonds	Less than 1	18,089	—	(12)	$18,077
U.S. government securities	Less than 1	2,984	—	—	$2,984
Totals		$143,330	$—	$(12)	$143,318

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at March 31, 2019, were approximately $56.1 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2019, the Company has established a reserve of 20% of its research and development (“R&D”) credit carryover balance.

Segment Reporting:

Management has determined that the Company operates in one business segment, which is the development and commercialization of innovative products to enhance cancer care.

Net Loss per Common Share:

Basic net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented, as required by ASC 260, Earnings per Share. For purposes of calculating diluted loss per share of common stock, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents, such as stock options, RSUs and warrants. A common stock equivalent is not included in the denominator when calculating diluted earnings per common share if the effect of such common stock equivalent would be anti-dilutive. For the quarter ended March 31, 2019, potentially dilutive securities excluded from the calculations were 5,554,070 shares issuable upon exercise of options, 2,116,250 shares issuable upon exercise of a warrant, and 1,698,146 shares underlying RSUs that were subject to vesting and were antidilutive. For the quarter ended March 31, 2018, potentially dilutive securities excluded from the calculations were 6,163,307 shares issuable upon exercise of options, 2,116,250 shares issuable upon exercise of a warrant, and 1,612,321 shares underlying RSUs that were subject to vesting and were antidilutive.

Recently Adopted Accounting Standards:

In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in ASU 2016-02 require organizations that lease assets, with lease terms of more than 12 months, to recognize on their balance sheet the assets and liabilities for the rights and obligations created by those leases. Consistent with GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily depends on its classification as a finance or operating lease. However, unlike previous GAAP that requires only capital leases to be recognized on the balance sheet, ASU No. 2016-02 requires both types of leases to be recognized on the balance sheet.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For lessees, the income statement presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively. Companies may elect to exclude short-term leases. The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted ASU No. 2016-02 in the first quarter of 2019 using the effective date transition method. As permitted under the effective date transition method, financial information and disclosure for periods prior to the date of initial application will not be updated.  The adoption of ASU No. 2016-02 resulted in an increase in its assets and liabilities on its consolidated balance sheets related to recording right-of-use assets and corresponding lease liabilities of approximately $21.6 million and $27.4 million, respectively. The difference between the additional lease assets and lease liabilities represent deferred rent for leases that existed as of the date of adoption. As a result of the adoption there was no material impact to the consolidated statement of operations or statement of cash flows.

Note 3—Accounts Receivable:

Accounts receivable consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable	$20,984	$20,773
License revenue receivable	60,000	-
Less: allowance for doubtful accounts	-	-
Total accounts receivable, net	$80,984	$20,773

Accounts receivable consists entirely of amounts owed from our customers related to product sales. The license revenue receivable relates to amounts owed from Pierre Fabre relating to license revenue recognized during the first quarter of 2019.

Note 4—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Current:
CRO services	$5,176	$5,824
Other clinical development	1,132	888
Insurance	1,762	2,446
Professional fees	1,069	272
Other	2,840	2,967
	11,979	12,397
Long-term:
CRO services	1,063	1,073
Other clinical development	398	650
Other	1,156	1,706
	2,617	3,429
Totals	$14,596	$15,826

Other prepaid amounts consist primarily of deposits, licenses, subscriptions, software, and professional fees.

Note 5—Other Current Assets:

Other current assets consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Insurance receivable	$9,912	$1,175
Other	243	612
Totals	$10,155	$1,787

Other current asset amounts consist primarily of insurance reimbursements related to various lawsuits to which the Company is a party, and to a tenant improvement receivable.

Note 6—Leases:

           Components of lease expense include fixed lease expense and variable lease expense of approximately $1.2 million and $0.1 million, respectively, for the three months ended March 31, 2019. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. Our office and equipment leases generally have contractually specified minimum rent and annual rent increases are included in the measurement of the right-of-use asset and related lease liability. Additionally, under these lease arrangements, we may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in our Consolidated Statements of Income when they are incurred.

Supplemental cash flow information related to leases for the three months ended March 31, 2019:
Operating cash flows from operating leases (in thousands)	$1,332
Right-of-use assets obtained in exchange for new operating lease liabilities	-
Weighted average remaining lease term (in years)	7.0
Weighted average discount rate	10.9%

The maturity of lease liabilities as of March 31, 2019 were as follows (in thousands):
Amount
2019 (remaining)	$3,746
2020	5,196
2021	5,355
2022	5,477
2023	5,631
Thereafter	13,297
Total	$38,702
Less: imputed interest	(11,818)
Total lease liabilities	$26,884

The future minimum lease payments as of December 31, 2018 under ASC 840 were as follows (in thousands):
Amount
2019	$4,924
2020	5,141
2021	5,300
2022	5,464
2023	5,631
Thereafter	13,296
Total	$39,756

Note 7—Property and Equipment:

Property and equipment consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Leasehold improvements	$4,048	$4,048
Computer equipment	2,399	2,402
Telephone equipment	343	343
Furniture and fixtures	2,346	2,346
	9,136	9,139
Less: accumulated depreciation	(5,418)	(5,176)
Totals	$3,718	$3,963

Note 8—Intangible assets, net:

Intangible assets, net consisted of the following (dollars in thousands):

	March 31, 2019	Estimated Useful Life
Acquired and in-licensed rights	$50,000	13 Years
Less: accumulated amortization	(6,579)
Total intangible asset, net	$43,421

Note 9—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued legal verdict expense	$31,350	$9,000
Accrued CRO services	10,332	10,187
Accrued royalties	6,845	9,162
Accrued variable consideration	5,788	3,818
Accrued compensation	4,113	4,435
Accrued professional fees	3,699	2,175
Accrued other clinical development	2,752	2,380
Accrued bonus	2,301	1,705
Accrued legal fees	1,074	1,379
Accrued manufacturing costs	626	788
Other	1,401	1,402
Totals	$70,281	$46,431

Accrued CRO services, accrued other clinical development expenses, and accrued legal fees represent the Company’s estimates of such costs. Accrued compensation includes sales commissions and vacation.  Accrued royalties represent royalties incurred in connection with the Company’s license agreement with Pfizer.  Accrued compensation includes accrued bonuses and accrued vacation, which is accrued at the rate the employee earns vacation and reduced as vacation is used by the employee.

Accrued variable consideration represents estimates of adjustments to net revenue for which reserves are established. Other accrued expenses consist primarily of accrued contractor/consultant costs, business license fees, taxes, insurance, and marketing fees.

Accrued legal verdict expense represents an initial estimate of a range between $9.0 million and $18.0 million that may be owed to class action participants as a result of the recent jury verdict in Hsu v. Puma Biotechnology, Inc., and an initial estimate of $22.4 million that may be owed to the plaintiff as a result of the recent jury verdict in Eshelman v. Puma Biotechnology, Inc., et al.  The total amount of aggregate class-wide damages in Hsu is uncertain and will be ascertained only after an extensive claims process and the exhaustion of any appeals.  It is also reasonably possible that the total damages will be higher than this estimate.

All accrued expenses are adjusted in the period the actual costs become known.

Note 10—Debt:

Long term debt consisted of the following at March 31, 2019 (dollars in thousands):

	March 31, 2019	Maturity Date
Long term debt	$155,000	May 1, 2023
Accretion of final interest payment	1,970
Less: deferred financing costs	(4,129)
Total long term debt, net	$152,841

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

The amended credit facility includes affirmative and negative covenants applicable to the Company, its current subsidiary and any subsidiaries the Company creates in the future. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts. In accordance with these covenants, the Company must also achieve certain product revenue targets, measured as of the last day of each fiscal quarter on a trailing 3-month basis that is greater than or equal to 50% of the Company’s revenue target,  set forth in its board-approved projections for the 2019 fiscal year. New minimum revenue levels will be established for each subsequent fiscal year by mutual agreement of the Company, SVB as administrative agent, and the lenders. The negative covenants include, among others, restrictions on the Company’s transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions.

The amended credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide SVB, as collateral agent, with the right to exercise remedies against the Company and the collateral securing the amended credit facility, including foreclosure against the property securing the credit facilities, including its cash. These events of default include, among other things, the Company’s failure to pay principal or interest due under the amended credit facility, a breach of certain covenants under the amended credit facility, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $0.5 million and one or more judgments against the Company in an amount greater than $0.5 million individually or in the aggregate that remains unsatisfied, unvacated, or unstayed for a period of 10 days after its entry.

As of March 31, 2019, there was $155 million in term loans outstanding under the amended credit facility, and the Company was in compliance with all applicable covenants under the amended credit facility.

Note 11—Stockholders’ Equity:

Common Stock:

The Company issued 56,125 and 72,571 shares of common stock upon exercise of stock options during the quarters ended March 31, 2019 and 2018, respectively. The Company issued 192,912 and 96,347 shares of common stock upon vesting of RSUs during the quarters ended March 31, 2019 and 2018 respectively.

Authorized Shares:

The Company has 100,000,000 shares of stock authorized for issuance, all of which are common stock, par value $0.0001 per share.

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

Stock Options and Restricted Stock Units:

The Company’s 2011 Incentive Award Plan, as amended, or the 2011 Plan, was adopted by the Company’s board of directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. Through March 31, 2019, a total of 12,529,412 shares of the Company’s common stock had been reserved for issuance under the 2011 Plan.

As of March 31, 2019, 6,867,528 shares of the Company’s common stock are issuable upon the exercise of outstanding awards granted under the 2011 Plan and 2,421,698 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees was estimated using the Black-Scholes Option Pricing Method (see Note 2) with the following weighted-average assumptions used during the three months ended March 31, 2019 and 2018:

	2019	2018
Dividend yield	0.0%	0.0%
Expected volatility	99.9%	95.5%
Risk-free interest rate	2.5%	2.5%
Expected life in years	5.83	5.85

The Company’s 2017 Employment Inducement Incentive Award Plan, or the 2017 Plan, was adopted by the Company’s Board of Directors on April 27, 2017.  Pursuant to the 2017 Plan, the Company may grant stock options and restricted stock units, as well as other forms of equity-based compensation to employees, as an inducement to join the Company.  The maximum term of stock options granted under the 2017 Plan is 10 years. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. As of March 31, 2019, a total of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the 2017 Plan.  As of March 31, 2019, 374,688 shares have been awarded under the 2017 Plan.

Stock-based compensation was as follows for the three months ended March 31 (in thousands):

	2019	2018
Stock-based compensation:
Options -
Selling, general, and administrative	$2,986	$4,471
Research and development	2,333	10,072
Restricted stock units -
Selling, general, and administrative	6,889	4,495
Research and development	5,930	6,314
Total stock-based compensation expense	$18,138	$25,352

The fair value of options granted to employees was estimated using the Black-Scholes Option Pricing Method (see Note 2 –Significant Accounting Policies) with the following weighted-average assumptions used during the three months ended March 31, 2019 and 2018.

Activity with respect to options granted under the 2011 Plan and 2017 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	5,708,544	$87.49	6.1	$7,762
Granted	129,734	$27.76	9.9
Forfeited	(49,761)	$41.43
Exercised	(56,125)	$19.46		$695
Expired	(188,322)	$112.65
Outstanding at March 31, 2019	5,544,070	$86.34	5.8	$25,921
Nonvested at March 31, 2019	630,970	$43.07	8.6
Exercisable	4,913,100	$91.90	5.5	$22,772

At March 31, 2019, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $16.9 million, which is expected to be recognized over a weighted-average period of 1.6 years. At March 31, 2019, the total estimated unrecognized employee compensation cost related to non-vested RSUs was approximately $73.3 million, which is expected to be recognized over a weighted-average period of 1.9 years.  The weighted-average grant date fair value of options granted during the three months ended March 31, 2019 and 2018 was $21.82 and $56.46 per share, respectively.  The weighted average grant date fair value of RSUs awarded during the three months ended March 31, 2019 was $28.69 and $72.43 per share, respectively.

Stock Option Rollforward

Stock options	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2018	779,292	$33.75
Granted	129,734	21.82
Vested/Issued	(228,295)	38.23
Forfeited	(49,761)	25.64
Nonvested shares at March 31, 2019	630,970	$30.31

Restricted Stock Unit Rollforward

Restricted stock units	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2018	1,838,670	$60.08
Granted	207,141	28.69
Vested/Issued	(192,912)	67.83
Forfeited	(154,753)	60.82
Nonvested shares at March 31, 2019	1,698,146	$55.30

Note 12—401(k) Savings Plan:

The Company maintains a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $0.4 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.

Note 13—Commitments and Contingencies:

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

Legal Proceedings

The Company and certain of its executive officers were named as defendants in the lawsuits detailed below.  The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded.  Currently, the Company has accrued estimated losses of $9 million related to Hsu v. Puma Biotechnology, Inc. and $22.4 million related to Eshelman v. Puma Biotechnology, Inc., et al. as detailed below. .  For certain legal expenses related to the verdicts listed below, the Company receives reimbursements from its insurers.  Currently, the Company expects to receive $9.9 million in reimbursements, all of which have been deemed probable and estimable as of March 31, 2019.

Hsu v. Puma Biotechnology, Inc.

On June 3, 2015, Hsingching Hsu, individually and on behalf of all others similarly situated, filed a class action lawsuit against the Company and certain of its executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG).  On October 16, 2015, lead plaintiff Norfolk Pension Fund filed a consolidated complaint on behalf of all persons who purchased the Company’s securities between July 22, 2014 and May 29, 2015.  A trial on the claims relating to four statements alleged to have been false or misleading was held from January 15 to January 29, 2019. At trial, the jury found that three of the four challenged statements were not false or misleading, and thus found in the defendants’ favor on those claims.  The jury found liability as to one statement and awarded a maximum of $4.50 per share in damages, which represents approximately 5% of the total claimed damages of $87.20 per share.  The total amount of aggregate class-wide damages is uncertain and will be ascertained only after an extensive claims process and the exhaustion of any appeals.  Trading models suggest that approximately ten million shares traded during the class period may be eligible to claim damages.  Based on prior lawsuits, the Company believes that the number of stockholders who submit proof of claims sufficient to recover damages is typically in the range of 20% to 40% of the total eligible shares.  Based on these assumptions, total damages after claims could range from $9 million to $18 million.  It is also reasonably possible that the total damages will be higher than this estimate, however, at this time, the amount is not estimable.  A final judgment has not been entered.

Eshelman v. Puma Biotechnology, Inc., et al.

In February 2016, Fredric N. Eshelman filed a lawsuit against the Company’s Chief Executive Officer and President, Alan H. Auerbach, and the Company in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D).  The complaint generally alleged that Mr. Auerbach and the Company made defamatory statements regarding Dr. Eshelman in connection with a proxy contest.  In May 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach.  A trial on the remaining defamation claims against the Company took place from March 11 to March 15, 2019.  At trial, the jury found the Company liable and awarded Dr. Eshelman $15.9 million in compensatory damages and $6.5 million in punitive damages.  The plaintiff has since filed motions seeking attorneys’ fees and prejudgment interest, which if granted could increase the judgment amount.  The Company strongly disagrees with the verdict and, on April 22, 2019, filed a motion for a new trial or, in the alternative, a reduced damages award.  If the verdict is upheld, pending the outcome of that motion, the Company intends to appeal the verdict.

Derivative Actions

On April 12 and April 14, 2016, stockholders filed two derivative lawsuits purportedly on behalf of the Company against certain of its officers and directors in the Superior Court of the State of California, Los Angeles, captioned Xie v. Auerbach, No. BC616617, and McKenney v. Auerbach, No. BC617059. The complaints asserted claims for breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement and waste of corporate assets. McKenney was consolidated with Xie on June 21, 2016. The complaints sought an unspecified sum of damages and equitable relief.

Separately, on February 9, 2018, another purported stockholder filed a derivative lawsuit purportedly on behalf of the Company against certain of our officers and directors in the United States District Court, Central District of California, captioned Van Der Gracht De Rommerswael v. Auerbach, No. 8:18-cv-00236.  The complaint asserted claims for violation of securities laws, breach of fiduciary duty, waste of corporate assets, and unjust enrichment.

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

On July 30, 2018, the parties reached a settlement in principle of the Xie, Rommerswael and Duran lawsuits. On January 7, 2019, the Court approved the settlement and entered final judgment in the Rommerswael case.  On March 1, 2019, the Court approved the parties’ stipulation and dismissed the Duran lawsuit with prejudice.  On April 8, 2019, the Court approved the parties’ stipulation and dismissed the Xie lawsuit with prejudice.

Note 14—Subsequent Events:

The Company noted no events or transactions subsequent to the balance-sheet date that would have a material effect on the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Unless otherwise provided in this Quarterly Report, references to the “Company,” “we,” “us,” and “our” refer to Puma Biotechnology, Inc., a Delaware corporation, together with its wholly owned subsidiaries.

Overview

We are a biopharmaceutical company with a focus on the development and commercialization of innovative products to enhance cancer care. We in-license from Pfizer, Inc. or Pfizer, the global development and commercialization rights to three drug candidates—PB272 (neratinib (oral)), PB272 (neratinib (intravenous)) and PB357.  Neratinib is a potent irreversible tyrosine kinase inhibitor, or TKI, that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4.   Currently, we are primarily focused on the development and commercialization of the oral version of neratinib, and our most advanced drug candidates are directed at the treatment of HER2-positive breast cancer.  We believe neratinib has clinical application in the treatment of several other cancers as well, including non-small cell lung cancer and other tumor types that over-express or have a mutation in HER2.

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

We have entered into exclusive sub-license agreements with various partners to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved, in Europe (excluding Russia and Ukraine), Canada, South East Asia, Israel, greater China, Mexico, various countries in North Africa and West Africa, and various countries and territories in Central and South America, respectively.  We plan to continue to pursue commercialization of NERLYNX in other countries outside the United States, if approved, and will evaluate various commercialization options in those countries, including developing a direct salesforce, contracting with third parties to provide sales and marketing capabilities, or some combination of these two options.  We expect that our expenses will continue to increase as we continue commercialization efforts.

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

Critical Accounting Policies

As of the date of the filing of this Quarterly Report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2019 from our accounting policies at December 31, 2018, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, with the exception of the sub-license agreements described below:

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

Knight Agreement

On January 9, 2019, we entered into a sub-license agreement, or the Knight Agreement, with Knight. Pursuant to the Knight Agreement, we granted to Knight, under certain of our intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license (i) to commercialize any product containing neratinib and certain related compounds in Canada, (ii) to seek and maintain regulatory approvals for the licensed products in Canada and (iii) to manufacture the licensed products anywhere in the world solely for the development and commercialization of the licensed products in Canada for human use, subject to the terms of the Knight Agreement and the related supply agreement.  During the first quarter of 2019, we received a non-refundable, upfront license fee, which we recognized as license revenue in accordance with ASC Topic 606.  We satisfied the necessary performance obligations to recognize this license revenue under the terms of the arrangement. The Knight Agreement met the contract existence criteria and contained distinct, identifiable performance obligations for which the stand-alone selling prices were readily determinable and allocable.  As a separate promise under the terms of the Knight Agreement, we are obligated to supply Knight with the licensed product in accordance with the supply agreement entered in connection with the license agreement.   We are also obligated to participate in a Joint Steering Committee, which was identified as a separate performance obligation.  To determine the stand-alone selling price, we estimated the transaction prices, including any variable consideration, at contract inception and determined the fair value of such obligations based on similar arrangements. When determining the transaction prices, we assumed that the goods or services will be transferred to the customer based on the terms of the existing contract, and did not take into consideration the possibility of a contract being canceled, renewed, or modified. We noted there was no additional variable consideration, significant financing components, non-cash consideration, or consideration payable to the customer in this agreement.  The Knight Agreement also includes potential future milestone and royalty payments due to us upon successful completion of certain separate, distinct performance obligations.  Pursuant to the Knight Agreement, we will potentially receive upfront, regulatory and sales-based milestone payments totaling up to $7.2 million.  In addition, we are entitled to receive significant double-digit royalties calculated as a percentage of net sales of the licensed products in Canada. At this time, we cannot estimate when these milestone-related performance obligations are expected to be achieved.

Pierre Fabre Agreement

Additionally, during the first quarter of 2019, we entered into a sub-license agreement, or the Pierre Fabre Agreement, with Pierre Fabre Medicament SAS, or Pierre Fabre.  The Pierre Fabre Agreement granted intellectual property rights and set forth the parties’ respective obligations with respect to development, commercialization and supply of the licensed product in various countries in European countries excluding Russia and Ukraine, along with countries in North Africa and francophone countries of West Africa.  During the first quarter of 2019, we recognized a non-refundable, upfront license fee of $51.0 million as license revenue in accordance with ASC Topic 606. We satisfied the necessary performance obligations to recognize this license revenue under the terms of the arrangement. The Pierre Fabre Agreement met the contract existence criteria and contained distinct, identifiable performance obligations for which the stand-alone selling prices were readily determinable and allocable. As a separate promise under the terms of the Pierre Fabre Agreement, we are obligated to supply Pierre Fabre with the licensed product in accordance with the related supply agreement.  This supply arrangement has been identified as a separate promise.  We are also obligated to participate in a Joint Steering Committee and Transition Plan, which were identified as separate performance obligations. To determine the respective stand-alone selling prices, we estimated the transaction prices, including any variable consideration, at contract inception and determined the fair value of such obligations based on similar arrangements. When determining the transaction prices, we assumed that the goods or services will be transferred to the customer based on the terms of the existing contract, and did not take into consideration the possibility of a contract being canceled, renewed, or modified. We noted approximately $9.0 million in additional variable consideration related to a post-marketing commitment liability, while no significant financing components, non-cash consideration, or consideration payable to the customer were noted.  The Pierre Fabre Agreement also includes potential future milestone and royalty payments due to us upon successful completion of certain separate, distinct performance obligations.  Pursuant to the Pierre Fabre Agreement, we will potentially receive additional regulatory and sales based milestone payments totaling up to $345 million.  In addition, we will receive significant double-digit royalties on NERLYNX sales throughout the territory covered by the Pierre Fabre Agreement. At this time, we cannot estimate when these milestone-related performance obligations are expected to be achieved.

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

We expect overall SG&A expenses to remain higher in 2019 than 2018 due to sales and marketing expenses relating to commercialization. Additionally, we are currently appealing the verdicts in two trials and may incur substantial legal expenses in connection with these appeals. However, we are currently unable to estimate the magnitude of such legal expenses and when these expenses will cease.

Research and development expenses:

R&D expenses include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for the manufacturing of clinical materials and clinical trials. During the three months ended March 31, 2019 and 2018, our R&D expenses consisted primarily of clinical research organization, or CRO, fees; fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our R&D costs as they are incurred. Internal expenses primarily consist of payroll-related costs, but also include equipment costs, travel expenses and supplies.  External expenses primarily consist of clinical trial expenses and consultant and contractor expense, and also include costs such as legal fees, insurance costs and manufacturing expense.

While we expect clinical R&D expenses to decline in 2019 as compared to 2018, some areas of R&D are expected to increase, such as medical affairs, pharmacovigilance and regulatory affairs as we prepare to apply for global regulatory approval of NERLYNX both in the current and future indications.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Total revenue:

For the three months ended March 31, 2019, total revenue was approximately $99.1 million, compared to $66.5 million for the three months ended March 31, 2018.

Product revenue, net:

Product revenue, net was approximately $45.6 million for the three months ended March 31, 2019, compared to $36.0 million for the three months ended March 31, 2018. The increase in product revenue, net was primarily attributable to an increase of 26% in sales of NERLYNX and a 10% increase in gross selling price that occurred in the first quarter of 2019, partially offset by an increase in variable consideration of approximately 18.2% in the first quarter of 2019 as compared to approximately 10.6% in the first quarter of 2018.

License revenue:

License revenue was $53.5 million for the three months ended March 31, 2019, compared to $30.5 million for the three months ended March 31, 2018. The increase was primarily due to the satisfaction of performance obligations related to two license agreements as well as the satisfaction of a performance-based milestone.

Cost of sales:

For the three months ended March 31, 2019, cost of sales was approximately $8.0 million compared to $6.4 million for the three months ended March 31, 2018.  The increase in cost of sales was primarily attributable to the increase in sales of NERLYNX the first three months of 2019 as compared to 2018.

Selling, general and administrative expenses:

For the three months ended March 31, 2019, SG&A expenses were approximately $45.5 million, compared to approximately $36.6 million for the three months ended March 31, 2018. SG&A expenses for the three months ended March 31, 2019 and 2018 were as follows:

Selling, general, and administrative expenses	For the Three Months Ended
in thousands	March 31,		Change
	2019	2018	$	%
Professional fees and expenses	$19,115	$12,326	$6,789	55.1%
Payroll and related costs	11,177	10,512	665	6.3%
Travel and meetings	2,744	2,373	371	15.6%
Facilities and equipment costs	1,439	1,396	43	3.1%
Other	1,156	1,029	127	12.3%
Stock-based compensation	9,875	8,966	909	10.1%
	$45,506	$36,602	$8,904	24.3%

For the three months ended March 31, 2019, SG&A expenses increased by approximately $8.9 million compared to the same period in 2018, primarily attributable to the following:

•

an increase in professional fees and expenses of approximately $6.8 million, comprised of an increase of approximately $5.4 million in legal fees in connection with various lawsuits and approximately $1.4 million for consultancy efforts related to marketing and commercialization support;

•

an increase of approximately $0.7 million in payroll and payroll-related expenses primarily attributable to the increased payment of sales commissions to our salesforce, approximately $0.4 million in sales travel and meeting-related expenses, and approximately $0.1 million in other expenses such as office supplies and software; and

•	an increase of approximately $0.9 million in employee stock-based compensation expense associated with additional headcount, primarily in support of the continued commercial launch of NERLYNX.

Research and development expenses:

For the three months ended March 31, 2019, R&D expenses were approximately $35.7 million, compared to approximately $46.9 million for the three months ended March 31, 2018. R&D expenses for the three months ended March 31, 2019 and 2018 were as follows:

Research and development expenses	For the Three Months Ended		Change
in thousands	March 31,		$	%
	2019	2018	2019/2018	2019/2018
Clinical trial expense	$13,758	$15,222	$(1,464)	-9.6%
Internal R&D	10,144	12,206	(2,062)	-16.9%
Consultant and contractors	3,563	3,111	452	14.5%
Stock-based compensation	8,263	16,386	(8,123)	-49.6%
	$35,728	$46,925	$(11,197)	-23.9%

For the three months ended March 31, 2019, R&D expenses decreased approximately $11.2 million compared to the same period in 2018, primarily attributable to the following:

•

a decrease in clinical trial expenses of approximately $1.5 million, due primarily to a reduction of approximately $1.9 million in external clinical services, and a reduction of approximately $1.5 million in external manufacturing, testing and logistics, offset by an increase in CRO-related expenses of approximately $0.7 million, grant expenditures of approximately $0.7 million, and comparator drug usage of approximately $0.5 million;

•	an increase in consultant and contractors expenses of approximately $0.5 million;

•

a decrease in internal R&D expenses of approximately $2.1 million, due primarily to decreases of approximately $1.9 million in payroll and payroll related expenses due to reduction in headcount, and $0.2 million in other expenses such as office supplies, travel and software; and

•

a decrease in employee stock-based compensation of approximately $8.1 million, due primarily to $6.0 million in stock options that fully vested in 2018 and a reduction in headcount, which reduced stock compensation expense by $2.1 million.

Other (expenses) income:

Other (expenses) income	For the Three Months Ended		Change
in thousands	March 31,		$	%
	2019	2018	2019/2018	2019/2018
Interest income	$872	$174	$698	401.1%
Interest expense	(4,443)	(1,079)	(3,364)	311.8%
Legal verdict expense	(16,350)	-	(16,350)	100.0%
Other (expenses) income	(14)	(46)	32	-69.6%
	$(19,935)	$(951)	$(18,984)	1996.2%

Interest income:

For the three months ended March 31, 2019, we recognized approximately $0.9 million in interest income compared to approximately $0.2 million of interest income for the three months ended March 31, 2018. The increase in interest income reflects more cash in money market accounts and “high yield” savings accounts in 2019 compared to 2018.

Interest expense:

For the three months ended March 31, 2019, we recognized approximately $4.4 million in interest expense, compared to $1.1 million of interest expense for the three months ended March 31, 2018.  The increase in interest expense was the result of drawing additional funds available to us under the terms of our loan and security agreement with Silicon Valley Bank, or SVB.

Legal verdict expense:

For the three months ended March 31, 2019, we recognized approximately $16.4 million in legal verdict expense related to the Eshelman v. Puma Biotechnology, Inc., et al. verdict.  The legal verdict expense of $16.4 million is the result of a $22.4 million verdict, net of a $6.0 million anticipated insurance receivable.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018, and is intended to supplement the more detailed discussion that follows:

Liquidity and capital resources (in thousands)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$48,786	$108,419
Marketable securities	101,617	57,002
Working capital	154,760	135,888
Stockholders' equity	43,471	34,306

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Cash provided by (used in):
Operating activities	$(16,130)	$(6,253)
Investing activities	(44,583)	(40)
Financing activities	1,082	3,147
Decrease in cash and cash equivalents	$(59,631)	$(3,146)

Operating Activities:

For the three months ended March 31, 2019, we reported a net loss of approximately $10.1 million, compared to approximately $24.3 million for the same period in 2018.  Additionally, cash used in operating activities for the three months ended March 31, 2019 was approximately $16.1 million compared to approximately $6.3 million and for the same periods in 2018, respectively.

Cash used in operating activities for the three months ended March 31, 2019 consisted of a net loss of approximately $10.1 million, an increase in net accounts receivable of approximately $60.2 million, and an increase in other current assets of approximately $8.4 million, offset by an increase of $23.9 million in accrued expenses, an increase of approximately $9.0 million in a post-marketing commitment liability, an increase of approximately $8.2 million in accounts payable, and $1.2 million decrease in prepaid expenses and other and $20.3 million of non-cash items such as stock-based compensation and depreciation and amortization.

Investing Activities:

During the three months ended March 31, 2019, net cash used in investing activities was approximately $44.6 million, compared to net cash used by investing activities of $40,000 for the same period in 2018. Net cash used in investing activities during the three months ended March 31, 2019 was made up of approximately $86.7 million of cash invested in available-for-sale securities, offset by $42.1 million of sales or maturities of available-for-sale securities.  This difference of approximately $44.6 million represents excess cash being invested in short-term investments according to our investment policy.

Financing Activities:

During the three months ended March 31, 2019, cash provided by financing activities was approximately $1.1 million, which consisted of approximately $1.1 million of net proceeds from the exercise of stock options.  During the same period in 2018, cash provided by financing activities was approximately $3.1 million, comprised of net proceeds from the exercise of stock options.

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

The amended credit facility includes affirmative and negative covenants applicable to us, our current subsidiary and any subsidiaries we create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts. We must also achieve product revenue, measured as of the last day of each fiscal quarter on a trailing three month basis, that is greater than or equal to 50% of our revenue target set forth in our board-approved projections for the 2019 fiscal year. New minimum revenue levels will be established for each subsequent fiscal year by mutual agreement of us, SVB, as administrative agent, and the lenders. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions.

The amended credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide SVB, as collateral agent, with the right to exercise remedies against us and the collateral securing the amended credit facility, including foreclosure against the property securing the credit facilities, including our cash. These events of default include, among other things, a failure by us to pay principal or interest due under the amended credit facility, a breach of certain covenants under the amended credit facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $500,000 and one or more judgments against us in an amount greater than $500,000 individually or in the aggregate that remains unsatisfied, unvacated, or unstayed for a period of 10 days after its entry.

As of March 31, 2019, there was $155.0 million in term loans outstanding under the amended credit facility, and we were in compliance with all applicable covenants under the amended credit facility.

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

We may choose to begin new R&D efforts or we may choose to launch additional marketing efforts.  These efforts may require funding in addition to the cash and cash equivalents totaling approximately $48.8 million and $101.6 million in marketable securities available at March 31, 2019.  While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will continue to remain dependent on our ability to obtain sufficient funding to sustain operations and successfully commercialize neratinib.  While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future.  Our ability to obtain funding may be adversely impacted by uncertain market conditions, unfavorable decisions of regulatory authorities or adverse clinical trial results.  The outcome of these matters cannot be predicted at this time.

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

Non-GAAP Financial Measures:

In addition to our operating results, as calculated in accordance with generally accepted accounting principles, or GAAP, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance.  The following table presents our net loss and net loss per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation.  For the three months ended March 31, 2019, stock-based compensation represented approximately 22.4% of our operating expenses and 30.4% for the same period in 2018, in each case excluding cost of sales. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Income and

GAAP Net Loss Per Share to Non-GAAP Adjusted Net Income Per Share

(in thousands except share and per share data)

	For the Three Months Ended March 31,
	2019	2018
GAAP net loss	$(10,087)	$(24,345)
Adjustments:
Stock-based compensation -
Selling, general and administrative	9,875	8,966	(1)
Research and development	8,263	16,386	(2)
Non-GAAP adjusted net income	$8,051	$1,007
GAAP net loss per share—basic	$(0.26)	$(0.65)
Adjustment to net loss (as detailed above)	0.47	0.68
Non-GAAP adjusted basic net income per share	$0.21	$0.03	(3)
GAAP net loss per share—diluted	$(0.26)	$(0.60)
Adjustment to net loss (as detailed above)	0.46	0.62
Non-GAAP adjusted diluted net income per share	$0.20	$0.02	(4)

(1) To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.

(3) Non-GAAP adjusted basic net income per share was calculated based on 38,481,824 and 37,699,024 weighted-average shares of common stock outstanding for the three months ended March 31, 2019 and 2018, respectively.

(4) Non-GAAP adjusted diluted net income per share was calculated based on 39,281,714 and 40,642,311 weighted-average shares of common stock outstanding and potentially dilutive common stock equivalents (stock options, restricted stock units and warrants) for the three months ended March 31, 2019 and 2018, respectively.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet agreements,” as defined by SEC regulations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invested our excess cash primarily in cash equivalents such as money market investments as of March 31, 2019. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of borrowings outstanding under our loan and security agreement with SVB. As of March 31, 2019, the outstanding principal amount of our borrowings was $155.0 million. Our borrowings under the loan and security agreement, as amended, bear interest at an annual rate equal to the greater of (i) 8.25% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.5%. Changes in the prime rate may therefore affect our interest expense associated with our borrowings under the loan and security agreement.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of March 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

Effective January 1, 2019, we adopted Accounting Standards Codification 842, Leases (Topic 842). As a result, we have made changes to certain internal controls over financial reporting to address risks associated with the required lease accounting and disclosure requirements. This includes the enhancement of our lease evaluation processes and the implementation of controls to address risks associated with the calculation of right-of-use assets and corresponding lease liabilities. There were no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Hsu v. Puma Biotechnology, Inc.,

On June 3, 2015, Hsingching Hsu, individually and on behalf of all others similarly situated, filed a class action lawsuit against us and certain of our executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG).  On October 16, 2015, lead plaintiff Norfolk Pension Fund filed a consolidated complaint on behalf of all persons who purchased our securities between July 22, 2014 and May 29, 2015.  A trial on the claims relating to four statements alleged to have been false or misleading was held from January 15 to January 29, 2019. At trial, the jury found that three of the four challenged statements were not false or misleading, and thus found in the defendants’ favor on those claims.  The jury found liability as to one statement and awarded a maximum of $4.50 per share in damages, which represents approximately 5% of the total claimed damages of $87.20 per share.  The total amount of aggregate class-wide damages is uncertain and will be ascertained only after an extensive claims process and the exhaustion of any appeals.  Trading models suggest that approximately ten million shares traded during the class period may be eligible to claim damages.  Based on prior lawsuits, we believe that the number of stockholders who submit proof of claims sufficient to recover damages is typically in the range of 20% to 40% of the total eligible shares.  Based on these assumptions, total damages after claims could range from $9 million to $18 million.  It is also reasonably possible that the total damages will be higher than this estimate, however, at this time, the amount is not estimable.  A final judgment has not been entered.

Eshelman v. Puma Biotechnology, Inc., et al.

In February 2016, Fredric N. Eshelman filed a lawsuit against our Chief Executive Officer and President, Alan H. Auerbach, and us in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D).  The complaint generally alleged that we and Mr. Auerbach made defamatory statements regarding Dr. Eshelman in connection with a proxy contest.  In May 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach.  A trial on the remaining defamation claims against us took place from March 11 to March 15, 2019.  At trial, the jury found us liable and awarded Dr. Eshelman $15.85 million in compensatory damages and $6.5 million in punitive damages.  Plaintiff has since filed motions seeking attorneys’ fees and prejudgment interest, which if granted could increase the judgment amount.  We strongly disagree with the verdict and, on April 22, 2019, filed a motion for a new trial or, in the alternative, a reduced damages award.  If the verdict is upheld, pending the outcome of that motion, we intend to appeal the verdict.

Derivative Actions

On April 12 and April 14, 2016, stockholders filed two derivative lawsuits purportedly on behalf of us against certain of our officers and directors in the Superior Court of the State of California, Los Angeles, captioned Xie v. Auerbach, No. BC616617, and McKenney v. Auerbach, No. BC617059. The complaints asserted claims for breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement and waste of corporate assets. McKenney was consolidated with Xie on June 21, 2016. The complaints sought an unspecified sum of damages and equitable relief.

Separately, on February 9, 2018, another purported stockholder filed a derivative lawsuit purportedly on behalf of us against certain of our officers and directors in the United States District Court, Central District of California, captioned Van Der Gracht De Rommerswael v. Auerbach, No. 8:18-cv-00236.  The complaint asserted claims for violation of securities laws, breach of fiduciary duty, waste of corporate assets, and unjust enrichment.

On May 30, 2018, another stockholder filed a derivative lawsuit purportedly on behalf of us against certain of its officers and directors in the United States District Court, Central District of California, captioned Duran v. Auerbach, No. 2:18-cv-04802.  The complaint asserted claims for violations of securities laws, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.  The complaint seeks an unspecified sum of damages, declaratory judgment, corporate reforms, restitution, and costs and disbursements associated with the lawsuit.

On July 30, 2018, the parties reached a settlement in principle of the Xie, Rommerswael and Duran lawsuits. On January 7, 2019, the Court approved the settlement and entered final judgment in the Rommerswael case.  On March 1, 2019, the Court approved the parties’ stipulation and dismissed the Duran lawsuit with prejudice.  On April 8, 2019, the Court approved the parties’ stipulation and dismissed the Xie lawsuit with prejudice.

Item 1A.	RISK FACTORS

Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 1, 2019, we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. There has been no material change in our risk factors subsequent to the filing of our Annual Report. However, the risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any of our equity securities without registration under the Securities Act of 1933, as amended, during the three months ended March 31, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) promulgated under the Exchange Act made any purchases of our equity securities during the quarter ended March 31, 2019.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS
(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

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

10.1*

License Agreement, dated January 9, 2019, by and between the Company and Knight Therapeutics Inc. (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2019 and incorporated herein by reference)

10.2

Form Transition and General Release Agreement, by and between the Company and Charles R. Eyler (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2019 and incorporated herein by reference)

10.3+*	License Agreement, dated March 29, 2019, by and between the Company and Pierre Fabre Medicament SAS

31.1+

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019

31.2+

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Linkbase Document

+	Filed herewith
++	Furnished herewith
*

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10). Such omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUMA BIOTECHNOLOGY, INC.

Date: May 10, 2019	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	By:	/s/ Maximo F. Nougues
Maximo Nougues
Chief Financial Officer
(Principal Financial and Accounting Officer)