Form 10-Q
period 2019-06-30
PUMA BIOTECHNOLOGY, INC.
filed 2019-08-09
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 38,897,095 shares of Common Stock, par value $0.0001 per share, were outstanding as of August 1, 2019.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$27,164	$108,419
Marketable securities	90,501	57,002
Accounts receivable, net	25,346	20,773
Inventory	3,260	2,625
Prepaid expenses, current	11,008	12,397
Other current assets	330	1,787
Total current assets	157,609	203,003
Lease right-of-use assets	20,651	—
Property and equipment, net	3,432	3,963
Intangible assets, net	42,434	44,408
Restricted cash	13,172	4,319
Prepaid expenses and other, long-term	2,560	3,429
Total assets	$239,858	$259,122
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,071	$20,684
Accrued expenses	74,251	46,431
Lease liabilities	2,339	—
Total current liabilities	91,661	67,115
Deferred rent	—	5,815
Lease liabilities, long-term	23,992	—
Post-marketing commitment liability	9,000	—
Long-term debt	93,434	151,886
Total liabilities	218,087	224,816

Stockholders' equity:
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 38,738,707 shares issued and outstanding at June 30, 2019 and 38,325,037 issued and outstanding at December 31, 2018	4	4
Additional paid-in capital	1,271,209	1,236,355
Receivable from exercise of stock options	—	—
Accumulated other comprehensive income (loss)	110	(12)
Accumulated deficit	(1,249,552)	(1,202,041)
Total stockholders' equity	21,771	34,306
Total liabilities and stockholders' equity	$239,858	$259,122

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Product revenue, net	$53,864	$50,767	$99,431	$86,783
License revenue	—	—	53,500	30,500
Royalty revenue	55	—	55	—
Total revenue	53,919	50,767	152,986	117,283
Operating costs and expenses:
Cost of sales	9,317	8,831	17,302	15,214
Selling, general and administrative	33,527	40,135	79,033	76,737
Research and development	36,855	43,245	72,583	90,169
Total operating costs and expenses	79,699	92,211	168,918	182,120
Loss from operations	(25,780)	(41,444)	(15,932)	(64,837)
Other (expenses) income:
Interest income	908	329	1,780	503
Interest expense	(4,448)	(2,587)	(8,891)	(3,666)
Legal verdict expense	—	—	(16,350)	—
Loss on debt extinguishment	(8,103)	—	(8,103)	—
Other expenses	(1)	(633)	(15)	(679)
Total other expenses:	(11,644)	(2,891)	(31,579)	(3,842)
Net loss	$(37,424)	$(44,335)	$(47,511)	$(68,679)
Net loss applicable to common stockholders	$(37,424)	$(44,335)	$(47,511)	$(68,679)
Net loss per share of common stock—basic and diluted	$(0.97)	$(1.17)	$(1.23)	$(1.82)
Weighted-average shares of common stock outstanding—basic and diluted	38,647,775	37,819,767	38,565,258	37,759,729

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(37,424)	$(44,335)	$(47,511)	$(68,679)
Other comprehensive loss
Unrealized (loss) gain on available-for-sale securities	90	(1)	122	(1)
Comprehensive loss	$(37,334)	$(44,336)	$(47,389)	$(68,680)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Three Months Ended June 30, 2019
				Receivables	Accumulated
			Additional	from	Other
	Common Stock		Paid-in	Exercises	Comprehensive	Accumulated
	Shares	Amount	Capital	of Options	Income (Loss)	Deficit	Total
Balance at March 31, 2019	38,573,118	$4	$1,255,586	$(11)	$20	$(1,212,128)	$43,471
Stock-based compensation	—	—	15,440	—	—	—	15,440
Shares issued or restricted stock units vested under employee stock plans	165,589	—	183	11	—	—	194
Unrealized gain on available-for-sale securities	—	—	—	—	90	—	90
Net loss	—	—	—	—	—	(37,424)	(37,424)
Balance at June 30, 2019	38,738,707	$4	$1,271,209	$—	$110	$(1,249,552)	$21,771

For the Three Months Ended June 30, 2018
				Receivables	Accumulated
			Additional	from	Other
	Common Stock		Paid-in	Exercises	Comprehensive	Accumulated
	Shares	Amount	Capital	of Options	Income (Loss)	Deficit	Total
Balance at March 31, 2018	37,762,519	$4	$1,170,331	$(68)	$—	$(1,112,810)	$57,457
Stock-based compensation	—	—	22,184	—	—	—	22,184
Shares issued or restricted stock units vested under employee stock plans	127,701	—	3,085	(91)	—	—	2,994
Unrealized loss on available-for-sale securities	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	(44,335)	(44,335)
Balance at June 30, 2018	37,890,220	$4	$1,195,600	$(159)	$(1)	$(1,157,145)	$38,299

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Six Months Ended June 30, 2019
				Receivables	Accumulated
			Additional	from	Other
	Common Stock		Paid-in	Exercises	Comprehensive	Accumulated
	Shares	Amount	Capital	of Options	Income (Loss)	Deficit	Total
Balance at December 31, 2018	38,325,037	$4	$1,236,355	$—	$(12)	$(1,202,041)	$34,306
Stock-based compensation	—	—	33,578	—	—	—	33,578
Shares issued or restricted stock units vested under employee stock plans	413,670	—	1,276	—	—	—	1,276
Unrealized gain on available-for-sale securities	—	—	—	—	122	—	122
Net loss	—	—	—	—	—	(47,511)	(47,511)
Balance at June 30, 2019	38,738,707	$4	$1,271,209	$—	$110	$(1,249,552)	$21,771

For the Six Months Ended June 30, 2018
				Receivables	Accumulated
			Additional	from	Other
	Common Stock		Paid-in	Exercises	Comprehensive	Accumulated
	Shares	Amount	Capital	of Options	Income (Loss)	Deficit	Total
Balance at December 31, 2017	37,594,851	$4	$1,142,213	$(449)	$—	$(1,088,466)	$53,302
Stock-based compensation	—	—	47,536	—	—	—	47,536
Shares issued or restricted stock units vested under employee stock plans	295,369	—	5,851	290	—	—	6,141
Unrealized loss on available-for-sale securities	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	(68,679)	(68,679)
Balance at June 30, 2018	37,890,220	$4	$1,195,600	$(159)	$(1)	$(1,157,145)	$38,299

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

.	For the Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(47,511)	$(68,679)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,235	3,224
Stock-based compensation	33,578	47,536
Disposal of property and equipment	54	—
Loss on debt extinguishment	8,047	—
Debt modification fees	—	289
Changes in operating assets and liabilities:
Accounts receivable, net	(4,573)	(11,673)
Inventory	(635)	(446)
Prepaid expenses and other	2,258	705
Other current assets	1,457	—
Accounts payable	(5,613)	(5,506)
Accrued expenses	27,820	10,543
Post-marketing commitment liability	9,000	—
Deferred rent	—	117
Net cash provided by (used in) operating activities	28,117	(23,890)
Investing activities:
Purchase of property and equipment	—	(245)
Purchase of available-for-sale securities	(127,974)	(38,600)
Sale/maturity of available-for-sale securities	94,597	—
Net cash used in investing activities	(33,377)	(38,845)
Financing activities:
Net proceeds from shares issued under employee stock plans	1,276	6,141
Proceeds from long-term debt	25,000	75,000
Payment of debt	(80,000)	—
Payment of debt extinguishment costs	(7,793)	—
Payment of debt issuance costs	(5,625)	(4,192)
Net cash (used in) provided by financing activities	(67,142)	76,949
Net increase (decrease) in cash, cash equivalents and restricted cash	(72,402)	14,214
Cash, cash equivalents and restricted cash, beginning of period	112,738	86,015
Cash, cash equivalents and restricted cash, end of period	$40,336	$100,229
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases in accounts payable	$—	$150
Receivables related to stock option exercises	$—	$159
Supplemental disclosure of cash flow information:
Interest paid	$7,914	$2,445

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation:

Business:

Puma Biotechnology, Inc., or the Company, is a biopharmaceutical company based in Los Angeles, California with a focus on the development and commercialization of innovative products to enhance cancer care. The Company in-licenses the global development and commercialization rights to three drug candidates—PB272 (neratinib (oral)), PB272 (neratinib (intravenous)) and PB357. Neratinib is a potent irreversible tyrosine kinase inhibitor that blocks signal transduction through the epidermal growth factor receptors HER1, HER2 and HER4. Currently, the Company is primarily focused on the U.S. commercialization of NERLYNX (neratinib), its first U.S. Food and Drug Administration, or FDA, approved product, and on the further development of the oral version of neratinib for additional indications in the treatment of HER2-positive breast cancer. The Company believes that neratinib has clinical application in the treatment of several other cancers as well, including tumor types that over-express or have a mutation in HER2, such as breast cancer, lung cancer or other solid tumors.

The Company has two subsidiaries, Puma Biotechnology Ltd., a United Kingdom company, and Puma Biotechnology, B.V., a Netherlands company. These subsidiaries were established for the purpose of legal representation in the European Union.

Basis of Presentation:

The Company is focused on developing and commercializing neratinib for the treatment of patients with human epidermal growth factor receptor type 2, or HER2-positive, breast cancer, HER2 mutated breast cancer and non-small cell lung cancer, and other solid tumors that have an activating mutation in HER2.  The Company has reported a net loss of approximately $37.4 million and $47.5 million for the three and six months ended June 30, 2019, and cash flows from operations of approximately $28.1 million for the six months ended June 30, 2019.  The Company believes that it will continue to incur net losses and may incur negative net cash flows from operating activities through the drug development process and global commercialization.

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

The Company’s commercialization, research and development, or R&D, or marketing efforts may require funding in addition to the cash and cash equivalents totaling approximately $27.2 million and marketable securities totaling approximately $90.5 million available at June 30, 2019.  The Company believes that its existing cash and cash equivalents and marketable securities as of June 30, 2019 and proceeds that will become available to the Company through product sales and upfront license payments are sufficient to satisfy its operating cash and needs for at least one year after the filing of the Quarterly Report on Form 10-Q in which these financial statements are included. The Company continues to remain dependent on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib in the United States.  While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future.  The Company’s ability to obtain funding may be adversely impacted by uncertain market conditions, unfavorable decisions of regulatory authorities or adverse clinical trial results.  The outcome of these matters cannot be predicted at this time.

Since its inception through June 30, 2019, the Company’s financing has primarily been proceeds from product and license revenue, public offerings of its common stock, private equity placements, and borrowings under its loan and security agreement.

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

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales of the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. The FDA approval of NERLYNX in July 2017 triggered a one-time milestone payment pursuant to the Company’s license agreement with the Pfizer. The Company capitalized the milestone payment as an intangible asset and is amortizing the asset to cost of sales on a straight-line basis through 2030, the estimated useful life of the licensed patent. The Company recorded amortization expense related to its intangible asset of $1.0 million and $2.0 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, estimated future amortization expense related to the Company’s intangible asset was approximately $1.9 million for the remainder of 2019, approximately $3.9 million for each year starting 2020 through 2029, and approximately $1.0 million for 2030.

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

The Company capitalizes inventory costs associated with the Company’s products after regulatory approval, if any, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. The Company previously expensed $4.5 million of product prior to receipt of marketing approval, which was recorded as R&D expense at the time it was incurred. Inventory that can be used in either the production of clinical or commercial product is recorded as R&D expense when selected for use in a clinical trial. Starter kits, provided to patients prior to insurance approval, are expensed by the Company to sales and marketing expense as incurred.

As of June 30, 2019, the Company’s inventory balance consisted primarily of raw materials purchased subsequent to FDA approval of NERLYNX.

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

If taxes should be collected from these customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three months ended June 30, 2019.

Product revenue from customers who individually accounted for 10% or more of the Company’s total revenue for the three months ended June 30, 2019 consisted of the following, shown as a percentage of total revenue:

Three Months Ended June 30, 2019
CVS/Caremark	32%
Accredo/Acaria	22%
Diplomat	10%

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

Royalty Revenue:

Royalty revenue consists of consideration earned related to international sales of NERLYNX made by the Company’s sub-license partners in their respective territories. The Company recognizes royalty revenue when the performance obligations have been satisfied.

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

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of June 30, 2019 and, therefore, the transaction price was not reduced further during the quarter ended June 30, 2019. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances:

The Company generally provides customers with discounts, which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. The reserve for discounts is established in the same period that the related revenue is recognized, together with reductions to trade receivables, net on the consolidated balance sheets. In addition, the Company compensates its customers for sales order management, data, and distribution services. The Company has determined such services received to date are not distinct from the Company’s sale of products to its customers and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through June 30, 2019.

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

Following are the major categories of assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

June 30, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents	$1,419	$—	$—	$1,419
Commercial paper	—	17,974	—	17,974
Corporate bonds	—	41,543	—	41,543
U.S. government securities	30,984	—	—	30,984
Totals	$32,403	$59,517	$—	$91,920

December 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents	$83,329	$2,987	$—	$86,316
Commercial paper	—	35,941	—	35,941
Corporate bonds	—	18,077	—	18,077
U.S. government securities	2,984	—	—	2,984
Totals	$86,313	$57,005	$—	$143,318

The Company’s investments in commercial paper, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
June 30, 2019	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$1,419	$—	$—	$1,419
Commercial paper	Less than 1	17,974	—	—	17,974
Corporate bonds	Less than 1	41,448	95	—	41,543
U.S. government securities	Less than 1	30,969	15	—	30,984
Totals		$91,810	$110	$—	$91,920

	Maturity	Amortized	Unrealized		Estimated
December 31, 2018	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$86,316	$—	$—	$86,316
Commercial paper	Less than 1	35,941	—	—	$35,941
Corporate bonds	Less than 1	18,089	—	(12)	$18,077
U.S. government securities	Less than 1	2,984	—	—	$2,984
Totals		$143,330	$—	$(12)	$143,318

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at June 30, 2019, were approximately $83.3 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2019, the Company has established a reserve of 20% of its R&D credit carryover balance.

Segment Reporting:

Management has determined that the Company operates in one business segment, which is the development and commercialization of innovative products to enhance cancer care.

Net Loss per Common Share:

Basic net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented, as required by ASC 260, Earnings per Share. For purposes of calculating diluted loss per share of common stock, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents, such as stock options, RSUs and warrants. A common stock equivalent is not included in the denominator when calculating diluted earnings per common share if the effect of such common stock equivalent would be anti-dilutive. For the three and six months ended June 30, 2019, potentially dilutive securities excluded from the calculations were 5,291,407 shares issuable upon exercise of options, 2,116,250 shares issuable upon exercise of a warrant, and 1,905,241 shares underlying RSUs that were subject to vesting and were antidilutive. For the three and six months ended June 30, 2018, potentially dilutive securities excluded from the calculations were 5,919,688 shares issuable upon exercise of options, 2,116,250 shares issuable upon exercise of a warrant, and 1,652,141 shares underlying RSUs that were subject to vesting and were antidilutive.

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

Note 3—Accounts Receivable:

Accounts receivable consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable	$25,346	$20,773
Less: allowance for doubtful accounts	—	—
Total accounts receivable, net	$25,346	$20,773

Accounts receivable consists entirely of amounts owed from our customers related to product sales.

Note 4—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Current:
CRO services	$5,478	$5,824
Other clinical development	994	888
Insurance	1,084	2,446
Professional fees	829	272
Other	2,623	2,967
	11,008	12,397
Long-term:
CRO services	1,029	1,073
Other clinical development	411	650
Other	1,120	1,706
	2,560	3,429
Totals	$13,568	$15,826

Other prepaid amounts consist primarily of deposits, licenses, subscriptions, software, and professional fees.

Note 5—Other Current Assets:

Other current assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Insurance receivable	$—	$1,175
Other	330	612
Totals	$330	$1,787

Other current asset amounts consist primarily of insurance reimbursements related to one of the lawsuits to which the Company is a party, and to tenant improvement allowances.

Note 6—Leases:

Components of lease expense include fixed lease expense and variable lease expense of approximately $2.4 million and $0.2  million, respectively, for the six months ended June 30, 2019. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. Our office and equipment leases generally have contractually specified minimum rent and annual rent increases are included in the measurement of the right-of-use asset and related lease liability. Additionally, under these lease arrangements, we may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in our Consolidated Statements of Income when they are incurred.

Supplemental cash flow information related to leases for the six months ended June 30, 2019:

Operating cash flows from operating leases (in thousands)	$2,723
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted average remaining lease term (in years)	6.7
Weighted average discount rate	10.9%

The maturity of lease liabilities as of June 30, 2019 were as follows (in thousands):

Amount
2019 (remaining)	$2,477
2020	5,196
2021	5,355
2022	5,477
2023	5,631
Thereafter	13,296
Total	$37,432
Less: imputed interest	(11,101)
Total lease liabilities	$26,331

The future minimum lease payments as of December 31, 2018 under ASC 840 were as follows (in thousands):

Amount
2019	$4,924
2020	5,141
2021	5,300
2022	5,464
2023	5,631
Thereafter	13,296
Total	$39,756

Note 7—Property and Equipment:

Property and equipment consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Leasehold improvements	$3,780	$4,048
Computer equipment	2,400	2,402
Telephone equipment	340	343
Furniture and fixtures	2,346	2,346
	8,866	9,139
Less: accumulated depreciation	(5,434)	(5,176)
Totals	$3,432	$3,963

Note 8—Intangible assets, net:

Intangible assets, net consisted of the following (dollars in thousands):

	June 30, 2019	Estimated Useful Life
Acquired and in-licensed rights	$50,000	13 Years
Less: accumulated amortization	(7,566)
Total intangible asset, net	$42,434

Note 9—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued legal verdict expense	$31,350	$9,000
Accrued CRO services	13,214	10,187
Accrued royalties	8,088	9,162
Accrued variable consideration	5,492	3,818
Accrued compensation	4,088	4,435
Accrued professional fees	576	2,175
Accrued other clinical development	4,496	2,380
Accrued bonus	3,894	1,705
Accrued legal fees	550	1,379
Accrued manufacturing costs	573	788
Other	1,930	1,402
Totals	$74,251	$46,431

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

Accrued legal verdict expense represents an initial estimate of a range between $9.0 million and $18.0 million that may be owed to class action participants as a result of the recent jury verdict in Hsu v. Puma Biotechnology, Inc., and an initial estimate of $22.4 million that may be owed to the plaintiff as a result of the recent jury verdict in Eshelman v. Puma Biotechnology, Inc., et al.  The total amount of damages in Hsu and Eshelman is uncertain and will be ascertained only after an extensive claims process in Hsu, and the completion of post-trial proceedings, and the exhaustion of any appeals in both cases.  It is also reasonably possible that the total damages will be higher than these estimates.

All accrued expenses are adjusted in the period the actual costs become known.

Note 10—Debt:

Long term debt consisted of the following at June 30, 2019 (dollars in thousands):

	June 30, 2019	Maturity Date
Long term debt	$100,000	June 1, 2024
Accretion of final interest payment	1,285
Less: deferred financing costs	(7,851)
Total long term debt, net	$93,434

In October 2017, the Company entered into a loan and security agreement with Silicon Valley Bank, or SVB, as administrative agent, and the lenders party thereto from time to time, or the original lenders, including Oxford Finance LLC, or Oxford, and SVB. Pursuant to the terms of the credit facility provided for by the loan and security agreement, or the original credit facility, the Company borrowed $50.0 million.

In May 2018, the Company entered into an amendment to the loan and security agreement, which provided for an amended credit facility, or the amended credit facility. Under the amended credit facility, the original lenders agreed to make term loans available to the Company in an aggregate amount of $155.0 million, consisting of (i) an aggregate amount of $125.0 million, the proceeds of which, in part, were used to repay the $50.0 million borrowed under the original credit facility, and (ii) an aggregate amount of $30.0 million that the Company drew in December 2018, which was available under the amended credit facility as a result of achieving a specified minimum revenue milestone. The Company was in compliance with all applicable financial covenants during the entire term of the amended credit facility.

Prior to the amendment and restatement of the loan and security agreement in June 2019, which provided for a new credit facility, or the new credit facility, the term loans under the amended credit facility bore interest at an annual rate equal to the greater of (i) 8.25% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal on the last business day of the month that immediately preceded the month in which the interest accrued, plus (b) 3.5%. The Company was required to make monthly interest-only payments on each term loan commencing on the first calendar day of the calendar month following the funding date of such term loan, and continuing on the first calendar day of each calendar month thereafter through July 1, 2020. Commencing on July 1, 2020, and continuing on the first calendar day of each calendar month thereafter, the Company would have been required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears to each original lender, calculated pursuant to the amended credit facility. All unpaid principal and accrued and unpaid interest with respect to each term loan would have been due and payable in full on May 1, 2023. Upon repayment of the term loans, the Company was also required to make a final payment to the original lenders equal to 7.5% of the original principal amount of term loans funded.

The Company was also permitted to prepay the outstanding principal balance of any term loan under the amended credit facility, in whole but not in part, subject to a prepayment fee of 3.0% of any amount prepaid if the prepayment were to occur through and including the first anniversary of the funding date of such term loan, 2.0% of any amount prepaid if the prepayment were to occur after the first anniversary of the funding date of such term loan through and including the second anniversary of the funding date of such term loan, and 1.0% of the amount prepaid if the prepayment were to occur after the second anniversary of the funding date of such term loan and prior to May 1, 2023.

On June 28, 2019, or the Effective Date, the Company entered into the new credit facility with Oxford, as collateral agent, and the lenders party thereto from time to time, including Oxford, pursuant to which the Company repaid the $155.0 million outstanding under the amended credit facility, as well as all applicable exit and prepayment fees owed to the original lenders under the amended credit facility, using cash on hand and $100.0 million in new borrowings from the new credit facility. Under the new credit facility, the Company issued to Oxford new and/or replacement secured promissory notes in an aggregate principal amount for all such promissory notes of $100.0 million evidencing the new credit facility. No additional money remains available to the Company under the new credit facility.

The new credit facility is secured by substantially all of the Company’s personal property other than its intellectual property. The Company also pledged 65% of the issued and outstanding capital stock of its subsidiaries, Puma Biotechnology Ltd. and Puma Biotechnology B.V. The new credit facility limits the Company’s ability to grant any interest in its intellectual property to certain permitted licenses and permitted encumbrances set forth in the agreement.

The term loans under the new credit facility bear interest at an annual rate equal to the greater of (i) 9.0% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.5%. The Company is required to make monthly interest-only payments on each term loan under the new credit facility commencing on the first calendar day of the calendar month following the funding date of such term loan, and continuing on the first calendar day of each calendar month thereafter through August 1, 2021 or, the Amortization Date. Commencing on the Amortization Date, and continuing on the first calendar day of each calendar month thereafter, the Company will make consecutive equal monthly payments of principal, together with applicable interest, in arrears to each lender under the new credit facility, calculated pursuant to the new credit facility. All unpaid principal and accrued and unpaid interest with respect to each term loan under the new credit facility is due and payable in full on June 1, 2024, or the Maturity Date. Upon repayment of such term loans, the Company is also required to make a final payment to the lenders equal to 7.5% of the aggregate principal amount of such term loans outstanding as of the Effective Date.

At the Company’s option, the Company may prepay the outstanding principal balance of any term loan in whole but not in part, subject to a prepayment fee of 3.0% of any amount prepaid if the prepayment occurs through and including the first anniversary of the funding date of such term loan, 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the funding date of such term loan through and including the second anniversary of the funding date of such term loan, and 1.0% of the amount prepaid if the prepayment occurs after the second anniversary of the funding date of such term loan and prior to the Maturity Date.

The new credit facility includes affirmative and negative covenants applicable to the Company, its current subsidiary and any subsidiaries the Company creates in the future. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts. The Company must also achieve certain product revenue targets, measured as of the last day of each fiscal quarter on a trailing year to date basis, for the periods ending June 30, 2019, September 30, 2019 and December 31, 2019. New minimum revenue levels will be established for each subsequent fiscal year by mutual agreement of the Company, Oxford, as collateral agent, and the new lenders. The negative covenants include, among others, restrictions on the Company’s transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions.

The new credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide Oxford, as collateral agent, with the right to exercise remedies against the Company and the collateral securing the new credit facility, including foreclosure against the property securing the new credit facility, including its cash. These events of default include, among other things, the Company’s failure to pay principal or interest due under the new credit facility, a breach of certain covenants under the new credit facility, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $500,000 and one or more judgments against the Company in an amount greater than $500,000 individually or in the aggregate that remains unsatisfied, unvacated, or unstayed for a period of 10 days after its entry.

As of June 30, 2019, there was $100.0 million in term loans outstanding under the new credit facility, representing all of the Company’s long-term debt outstanding as of that date, and the Company was in compliance with all applicable covenants under the new credit facility.

Note 11—Stockholders’ Equity:

Common Stock:

The Company issued 67,625 and 162,706 shares of common stock upon exercise of stock options during the six months ended June 30, 2019 and 2018, respectively. The Company issued 346,045 and 136,022 shares of common stock upon vesting of RSUs during the six months ended June 30, 2019 and 2018, respectively.

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

Stock Options and Restricted Stock Units:

The Company’s 2011 Incentive Award Plan, as amended, or the 2011 Plan, was adopted by the Company’s board of directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. Through June 30, 2019, a total of 12,529,412 shares of the Company’s common stock had been reserved for issuance under the 2011 Plan.

As of June 30, 2019, 6,664,801 shares of the Company’s common stock are issuable upon the exercise of outstanding awards granted under the 2011 Plan and 2,459,792 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees was estimated using the Black-Scholes Option Pricing Method (see Note 2) with the following weighted-average assumptions used during the six months ended June 30, 2019 and 2018:

	2019	2018
Dividend yield	0.0%	0.0%
Expected volatility	99.9%	95.5%
Risk-free interest rate	2.5%	2.5%
Expected life in years	5.76	5.85

The Company’s 2017 Employment Inducement Incentive Award Plan, or the 2017 Plan, was adopted by the Company’s Board of Directors on April 27, 2017.  Pursuant to the 2017 Plan, the Company may grant stock options and RSUs, as well as other forms of equity-based compensation to employees, as an inducement to join the Company.  The maximum term of stock options granted under the 2017 Plan is 10 years. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. As of June 30, 2019, a total of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the 2017 Plan.  As of June 30, 2019, 537,501 shares have been awarded under the 2017 Plan.

Stock-based compensation was as follows for the three and six months ended June 30 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock-based compensation:
Options -
Selling, general, and administrative	$1,952	$4,118	$4,938	$8,589
Research and development	1,882	7,229	4,215	17,301
Restricted stock units -
Selling, general, and administrative	5,500	4,454	12,389	8,949
Research and development	6,106	6,383	12,036	12,697
Total stock-based compensation expense	$15,440	$22,184	$33,578	$47,536

Activity with respect to options granted under the 2011 Plan and 2017 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	5,708,544	$87.49	6.1	$7,762
Granted	129,734	$27.76	9.6
Forfeited	(59,452)	$41.10
Exercised	(67,625)	$18.87		$885
Expired	(419,794)	$94.13
Outstanding at June 30, 2019	5,291,407	$86.90	5.7	$3,429
Nonvested at June 30, 2019	505,584	$41.95	8.6

At June 30, 2019, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $13.1 million, which is expected to be recognized over a weighted-average period of 1.5 years. At June 30, 2019, the total estimated unrecognized employee compensation cost related to non-vested RSUs was approximately $65.8 million, which is expected to be recognized over a weighted-average period of 1.8 years.  The weighted-average grant date fair value of options granted during the six months ended June 30, 2019 and 2018 was $21.82 and $56.46 per share, respectively.  The weighted average grant date fair value of RSUs awarded during the six months ended June 30, 2019 and 2018 was $22.14 and $65.80 per share, respectively.

Stock Option Rollforward

Stock options	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2018	779,292	$33.75
Granted	129,734	21.82
Vested/Issued	(343,990)	35.83
Forfeited	(59,452)	25.41
Nonvested shares at June 30, 2019	505,584	$30.25

Restricted Stock Unit Rollforward

Restricted stock units	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2018	1,838,670	$60.08
Granted	665,354	22.14
Vested/Issued	(346,045)	74.61
Forfeited	(252,738)	58.53
Nonvested shares at June 30, 2019	1,905,241	$44.39

Note 12—401(k) Savings Plan:

The Company maintains a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $0.8 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively.

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

Legal Proceedings:

The Company and certain of its executive officers were named as defendants in the lawsuits detailed below.  The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded.  Currently, the Company has accrued estimated losses of $9 million related to Hsu v. Puma Biotechnology, Inc. and $22.4 million related to Eshelman v. Puma Biotechnology, Inc., et al. as detailed below.  For certain legal expenses related to the verdicts listed below, the Company has received reimbursements from its insurers.

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

On June 14, 2019, the plaintiffs filed motions for prejudgment interest and for approval of the plaintiffs’ proposed notice and claims process.  A hearing on these motions is scheduled for September 9, 2019.  A final judgment has not been entered.

Eshelman v. Puma Biotechnology, Inc., et al.

In February 2016, Fredric N. Eshelman filed a lawsuit against the Company’s Chief Executive Officer and President, Alan H. Auerbach, and the Company in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D).  The complaint generally alleged that Mr. Auerbach and the Company made defamatory statements regarding Dr. Eshelman in connection with a proxy contest.  In May 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach.  A trial on the remaining defamation claims against the Company took place from March 11 to March 15, 2019.  At trial, the jury found the Company liable and awarded Dr. Eshelman $15.9 million in compensatory damages and $6.5 million in punitive damages.  The plaintiff has since filed motions seeking attorneys’ fees and pre-judgment interest, which if granted could increase the judgment amount. The Company strongly disagrees with the verdict and, on April 22, 2019, filed a motion for a new trial or, in the alternative, a reduced damages award.  If the verdict is upheld, pending the outcome of that motion, the Company intends to appeal the verdict.  The Company estimates the high end of potential damages in the matter could be approximately $26.3 million; however, the actual amount of damages payable by the Company is still uncertain and will be ascertained only after completion of post-trial proceedings and the exhaustion of any appeals, and such amount could be greater than the amount of expense already recognized or the high end of the estimate.

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

Overview

We are a biopharmaceutical company with a focus on the development and commercialization of innovative products to enhance cancer care. We in-license from Pfizer, Inc. or Pfizer, the global development and commercialization rights to three drug candidates—PB272 (neratinib (oral)), PB272 (neratinib (intravenous)) and PB357.  Neratinib is a potent irreversible tyrosine kinase inhibitor, or TKI, that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4.   Currently, we are primarily focused on the development and commercialization of the oral version of neratinib, and our most advanced drug candidates are directed at the treatment of HER2-positive breast cancer.  We believe neratinib has clinical application in the treatment of several other cancers as well, including other tumor types that over-express or have a mutation in HER2, such as breast cancer, lung cancer or other solid tumors.

Prior to 2017, our efforts and resources had been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. During 2017, the United States Food and Drug Administration, or FDA, approved NERLYNX (neratinib), formally known as PB272 (neratinib (oral)), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy.  In September 2018, the European Commission, or EC, granted marketing authorisation for NERLYNX in the European Union, and in July 2019, our licensing partner, Knight Therapeutics, received marketing authorization for NERLYNX in Canada.

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

Critical Accounting Policies

As of the date of the filing of this Quarterly Report, we believe there have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2019 from our accounting policies at December 31, 2018, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, with the exception of the sub-license agreements described below:

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

Royalty revenue:

Royalty revenue consists of consideration earned related to product sales made by our license partners in their respective territories pursuant to our license agreements.

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

Research and development expenses:

R&D expenses include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for the manufacturing of clinical materials and clinical trials. During the three and six months ended June 30, 2019 and 2018, our R&D expenses consisted primarily of clinical research organization, or CRO, fees; fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our R&D costs as they are incurred. Internal R&D expenses primarily consist of payroll-related costs, but also include equipment costs, travel expenses and supplies.  External expenses primarily consist of clinical trial expenses and consultant and contractor expense, and also include costs such as legal fees, insurance costs and manufacturing expense.

While we expect clinical R&D expenses to decline in 2019 as compared to 2018, some areas of R&D are expected to increase, such as medical affairs, pharmacovigilance and regulatory affairs as we prepare to apply for global regulatory approval of NERLYNX both in the current and future indications.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Total revenue:

For the three months ended June 30, 2019, total revenue was approximately $53.9 million, compared to $50.8 million for the three months ended June 30, 2018.

Product revenue, net:

Product revenue, net was approximately $53.9 million for the three months ended June 30, 2019, compared to $50.8 million for the three months ended June 30, 2018. The increase in product revenue, net was primarily attributable to a 10% increase in gross selling price that occurred in the first quarter of 2019, partially offset by an increase in variable consideration of approximately 11% in the second quarter of 2019 as compared to approximately 8% in the second quarter of 2018.

Royalty revenue:

Royalty revenue was $0.1 million for the three months ended June 30, 2019, compared to no royalty revenue for the three months ended June 30, 2018. The increase was due to royalty revenue recognized related to product sales by two of our license partners as they begin to sell in their respective territories.

Cost of sales:

For the three months ended June 30, 2019, cost of sales was approximately $9.3 million compared to $8.8 million for the three months ended June 30, 2018.  The increase in cost of sales was primarily attributable to increased royalty expenses due to Pfizer, directly related to the increase in product revenue.

Selling, general and administrative expenses:

For the three months ended June 30, 2019, SG&A expenses were approximately $33.5 million, compared to approximately $40.1 million for the three months ended June 30, 2018. SG&A expenses for the three months ended June 30, 2019 and 2018 were as follows:

Selling, general, and administrative expenses	For the Three Months Ended		Change
in thousands	June 30,		$	%
	2019	2018	2019/2018	2019/2018
Payroll and related costs	$10,646	$10,922	$(276)	-2.5%
Professional fees and expenses	9,577	13,466	(3,889)	-28.9%
Travel and meetings	2,712	4,471	(1,759)	-39.3%
Facilities and equipment costs	1,499	1,481	18	1.2%
Other	1,641	1,223	418	34.2%
Stock-based compensation	7,452	8,572	(1,120)	-13.1%
	$33,527	$40,135	$(6,608)	-16.5%

For the three months ended June 30, 2019, SG&A expenses decreased by approximately $6.6 million compared to the same period in 2018, primarily attributable to the following:

•

a decrease in professional fees and expenses of approximately $3.9 million, comprised of a decrease of approximately $2.2 million in legal fees in connection with various lawsuits and a decrease of approximately $1.7 million for consulting fees related to marketing and commercialization support;

•	a decrease in travel and meeting expenses of approximately $1.8 million related primarily to commercialization efforts;

•

a decrease in employee stock-based compensation expense of approximately $1.1 million, due primarily to a decrease of approximately $2.1 million for stock options and RSUs that have fully vested, a decrease of approximately $1.3 million from a reduction in headcount, offset by an increase of approximately $2.3 million from new grants; and

•	a decrease of approximately $0.3 million in payroll and payroll-related expenses.

These decreases were partially offset by an increase of approximately $0.4 million in bank fees.

Research and development expenses:

For the three months ended June 30, 2019, R&D expenses were approximately $36.9 million, compared to approximately $43.2 million for the three months ended June 30, 2018. R&D expenses for the three months ended June 30, 2019 and 2018 were as follows:

Research and development expenses	For the Three Months Ended		Change
in thousands	June 30,		$	%
	2019	2018	2019/2018	2019/2018
Clinical trial expense	$15,656	$13,984	$1,672	12.0%
Internal R&D	9,829	11,293	(1,464)	-13.0%
Consultant and contractors	3,382	4,356	(974)	-22.4%
Stock-based compensation	7,988	13,612	(5,624)	-41.3%
	$36,855	$43,245	$(6,390)	-14.8%

For the three months ended June 30, 2019, R&D expenses decreased approximately $6.4 million compared to the same period in 2018, primarily attributable to the following:

•

a decrease in employee stock-based compensation expense of approximately $5.6 million, due primarily to approximately $3.2 million in stock options that fully vested and a reduction in headcount, which reduced stock-based compensation expense by approximately $2.4 million;

•

a decrease in internal R&D expense of approximately $1.5 million, due primarily to decreases of approximately $1.3 million in payroll and payroll related expense related to a reduction in headcount and a decrease of approximately $0.2 million in other expenses such as office supplies and software; and

•

a decrease in consultant and contractor expenses of approximately $1.0 million related primarily to a reduction in clinical research associates for certain clinical trials, as these trials are concluding.

These decreases were partially offset by an increase in clinical trial expenses of approximately $1.7 million primarily attributable to increases in CRO-related costs.

Other (expenses) income:

Other (expenses) income	For the Three Months Ended		Change
in thousands	June 30,		$	%
	2019	2018	2019/2018	2019/2018
Interest income	$908	$329	$579	176.0%
Interest expense	(4,448)	(2,587)	(1,861)	71.9%
Loss on debt extinguishment	(8,103)	—	(8,103)	100.0%
Other expenses	(1)	(633)	632	-99.8%
	$(11,644)	$(2,891)	$(8,753)	302.8%

Interest income:

For the three months ended June 30, 2019, we recognized approximately $0.9 million in interest income compared to approximately $0.3 million of interest income for the three months ended June 30, 2018. The increase in interest income reflects more cash in money market accounts and “high yield” savings accounts in 2019 compared to 2018.

Interest expense:

For the three months ended June 30, 2019, we recognized approximately $4.4 million in interest expense, compared to $2.6 million of interest expense for the three months ended June 30, 2018.  The increase in interest expense was the result of increased borrowings as well as a higher interest rate.

Loss on debt extinguishment:

For the three months ended June 30, 2019, we recognized approximately $8.1 million in loss on debt extinguishment related to the fees paid in connection with our debt refinancing during the second quarter of 2019 that resulted in the reduction by $55.0 million of our long-term debt.

Other expense:

For the three months ended June 30, 2018, we recognized approximately $0.6 million in other expense, which consisted primarily of fees from the modification of debt.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Total revenue:

For the six months ended June 30, 2019, total revenue was approximately $153.0 million, compared to $117.3 million for the six months ended June 30, 2018.

Product revenue, net:

Product revenue, net was approximately $99.4 million for the six months ended June 30, 2019, compared to $86.8 million for the six months ended June 30, 2018. The increase in product revenue, net was primarily attributable to an increase of approximately 10% in sales of NERLYNX and a 10% increase in gross selling price that occurred in the first quarter of 2019, partially offset by an increase in variable consideration of approximately 14% for the six months ended June 30, 2019 as compared to approximately 9% for the six months ended June 30, 2018.

License revenue:

License revenue was $53.5 million for the six months ended June 30, 2019, compared to $30.5 million for the six months ended June 30, 2018. The increase was primarily due to the satisfaction of performance obligations related to two license agreements as well as the satisfaction of a performance-based milestone.

Royalty revenue:

Royalty revenue was $0.1 million for the six months ended June 30, 2019, compared no royalty revenue for the six months ended June 30, 2018. The increase was due to royalty revenue recognized related to product sales by two of our license partners.

Cost of sales:

For the six months ended June 30, 2019, cost of sales was approximately $17.3 million compared to $15.2 million for the six months ended June 30, 2018.  The increase in cost of sales was primarily attributable to the increase in sales of NERLYNX for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Selling, general and administrative expenses:

For the six months ended June 30, 2019, SG&A expenses were approximately $79.0 million, compared to approximately $76.7 million for the six months ended June 30, 2018. SG&A expenses for the six months ended June 30, 2019 and 2018 were as follows:

Selling, general, and administrative expenses	For the Six Months Ended		Change
in thousands	June 30,		$	%
	2019	2018	2019/2018	2019/2018
Payroll and related costs	$21,823	$21,434	$389	1.8%
Professional fees and expenses	28,692	25,792	2,900	11.2%
Facilities and equipment costs	2,939	2,877	62	2.2%
Travel and meetings	5,455	6,844	(1,389)	-20.3%
Other	2,797	2,252	545	24.2%
Stock-based compensation	17,327	17,538	(211)	-1.2%
	$79,033	$76,737	$2,296	3.0%

For the six months ended June 30, 2019, SG&A expenses increased by approximately $2.3 million compared to the same period in 2018, primarily attributable to the following:

•

an increase in professional fees and expenses of approximately $2.9 million, comprised of an increase of approximately $3.3 million in legal fees in connection with various lawsuits; partially offset by a decrease of approximately $0.4 million for consultancy efforts related to marketing and commercialization support;

•	an increase in other expenses of approximately $0.6 million, comprised of an increase of approximately $0.2 million in office expenses, and approximately $0.4 million in bank fees; and

•	an increase of approximately $0.4 million in payroll and payroll-related expenses due to increases in headcount.

These increases were partially offset by a decrease of approximately $1.4 million in travel and meeting-related expenses related primarily to commercialization efforts and a decrease of approximately $0.2 million in employee stock-based compensation expense.

Research and development expenses:

For the six months ended June 30, 2019, R&D expenses were approximately $72.6 million, compared to approximately $90.2 million for the six months ended June 30, 2018. R&D expenses for the six months ended June 30, 2019 and 2018 were as follows:

Research and development expenses	For the Six Months Ended		Change
in thousands	June 30,		$	%
	2019	2018	2019/2018	2019/2018
Clinical trial expense	$29,414	$29,206	$208	0.7%
Internal R&D	19,973	23,499	(3,526)	-15.0%
Consultant and contractors	6,945	7,466	(521)	-7.0%
Stock-based compensation	16,251	29,998	(13,747)	-45.8%
	$72,583	$90,169	$(17,586)	-19.5%

For the six months ended June 30, 2019, R&D expenses decreased approximately $17.6 million compared to the same period in 2018, primarily attributable to the following:

•

a decrease in employee stock-based compensation of approximately $13.8 million, due primarily to approximately $9.7 million in stock options that fully vested in 2018, and a reduction in headcount, which reduced stock-based compensation expense by approximately $4.1 million;

•	a decrease of approximately $0.5 million in consulting fees related primarily to a reduction in clinical research associates for certain clinical trials; and

•	a decrease in internal R&D expense of approximately $3.5 million primarily attributable to decreases in payroll and payroll related expense due to reduction in headcount.

These decreases were partially offset by an increase in clinical trial expenses of $0.2 million primarily attributable to increases in CRO-related costs.

Other (expenses) income:

Other (expenses) income	For the Six Months Ended		Change
in thousands	June 30,		$	%
	2019	2018	2019/2018	2019/2018
Interest income	$1,780	$503	$1,277	253.9%
Interest expense	(8,891)	(3,666)	(5,225)	142.5%
Legal verdict expense	(16,350)	—	(16,350)	100.0%
Loss on debt extinguishment	(8,103)	—	(8,103)	100.0%
Other expenses	(15)	(679)	664	-97.8%
	$(31,579)	$(3,842)	$(27,737)	721.9%

Interest income:

For the six months ended June 30, 2019, we recognized approximately $1.8 million in interest income compared to approximately $0.5 million of interest income for the six months ended June 30, 2018. The increase in interest income reflects more cash in money market accounts and “high yield” savings accounts in 2019 compared to 2018.

Interest expense:

For the six months ended June 30, 2019, we recognized approximately $8.9 million in interest expense, compared to $3.7 million of interest expense for the six months ended June 30, 2018.  The increase in interest expense was the result of increased borrowings as well as a higher interest rate.

Legal verdict expense:

For the six months ended June 30, 2019, we recognized approximately $16.4 million in legal verdict expense related to the Eshelman v. Puma Biotechnology, Inc., et al. verdict.  The legal verdict expense of $16.4 million is the result of our estimate of the total damages payable in the matter of $22.4 million, net of $6.0 million in insurance reimbursements.

Loss on debt extinguishment:

For the six months ended June 30, 2019, we recognized approximately $8.1 million in loss on debt extinguishment related to the fees paid in connection with our debt refinancing during the second quarter of 2019 that resulted in the reduction by $55.0 million of our long-term debt.

Other expense:

For the six months ended June 30, 2018, we recognized approximately $0.7 million in other expense, which primarily consisted of fees from the modification of debt.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2019 and December 31, 2018, and for the six months ended June 30, 2019 and 2018, and is intended to supplement the more detailed discussion that follows:

Liquidity and capital resources (in thousands)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$27,164	$108,419
Marketable securities	$90,501	$57,002
Working capital	$65,948	$135,888
Stockholders' equity	$21,771	$34,306

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
Cash provided by (used in):
Operating activities	$28,117	$(23,890)
Investing activities	(33,377)	(38,845)
Financing activities	(67,142)	76,949
Increase (decrease) in cash and cash equivalents	$(72,402)	$14,214

Operating Activities:

For the six months ended June 30, 2019, we reported a net loss of approximately $47.5 million, compared to approximately $68.7 million for the same period in 2018.  Additionally, cash provided by operating activities for the six months ended June 30, 2019 was approximately $28.1 million compared to approximately $23.9 million of cash used in operating activities for the same periods in 2018, respectively.

Cash provided by operating activities for the six months ended June 30, 2019 consisted of a net loss of approximately $47.5 million, an increase in prepaid expenses and other of $2.2 million, an increase in other current assets of $1.5 million, an increase of $27.8 million in accrued expenses, an increase of approximately $9.0 million in a post-marketing commitment liability, and $45.9 million of non-cash items such as stock-based compensation, depreciation and amortization, and debt extinguishment fees; offset by an increase in net accounts receivable of approximately $4.6 million, an increase in inventory of $0.6 million, and a decrease in accounts payable of $5.6 million.

Cash used in operating activities for the six months ended June 30, 2018 consisted of a net loss of approximately $68.7 million, an increase in net accounts receivable of approximately $11.7 million, an increase of approximately $10.5 million in accrued expenses and an increase of approximately $0.4 million in inventory, offset by a decrease of approximately $5.5 million in accounts payable, a $0.7 million decrease in prepaid expenses and other and $51.0 million of non-cash items such as stock-based compensation, depreciation and amortization, and loss on modification of debt.

Investing Activities:

During the six months ended June 30, 2019, net cash used in investing activities was approximately $33.4 million, compared to net cash used by investing activities of $38.8 million for the same period in 2018. Net cash used in investing activities during the six months ended June 30, 2019 consisted of approximately $128.0 million of cash invested in available-for-sale securities, offset by $94.6 million of sales or maturities of available-for-sale securities.  This difference of approximately $33.4 million represents excess cash being invested in short-term investments according to our investment policy.  Net cash used in investing activities during the six months ended June 30, 2018 was made up of approximately $38.6 million of cash invested in available-for-sale securities and $0.2 million of cash used to purchase property and equipment.

Financing Activities:

During the six months ended June 30, 2019, cash used in financing activities was approximately $67.1 million, which consisted of approximately $80.0 in debt repayments, $7.8 million in debt extinguishment costs and $5.6 million in debt issuance costs, offset by $25.0 million in proceeds from long-term debt and $1.3 million in proceeds from the exercise of stock options.  During the same period in 2018, cash provided by financing activities was approximately $76.9 million, comprised of $75.0 million in proceeds from long-term debt, and $6.1 million in net proceeds from the exercise of stock options, offset by $4.2 million in payments related to debt issuance costs.

Loan and Security Agreement:

In October 2017, we entered into a loan and security agreement with Silicon Valley Bank, or SVB, as administrative agent, and the lenders party thereto from time to time, or the original lenders, including SVB and Oxford. Pursuant to the terms of the credit facility provided for by the original loan and security agreement, or the original credit facility, we borrowed $50 million. In May 2018, we entered into an amendment to the loan and security agreement, which provided for an amended credit facility, or the amended credit facility. Under the amended credit facility, the original lenders agreed to make term loans available to us in an aggregate amount of $155 million, consisting of (i) a term loan in an aggregate amount of $125 million, the proceeds of which, in part, were used to repay the $50 million we borrowed under the original credit facility, and (ii) a term loan in an aggregate amount of $30 million that we drew in December 2018, which was available to us under the amended credit facility as a result of achieving a specified minimum revenue milestone. The Company was in compliance with all applicable financial covenants during the entire term of the amended credit facility.

Prior to the amendment and restatement of the loan and security agreement in June 2019, which provided for a new credit facility, or the new credit facility, the term loans under the amended credit facility bore interest at an annual rate equal to the greater of (i) 8.25% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal on the last business day of the month that immediately preceded the month in which the interest accrued, plus (b) 3.5%. We were required to make monthly interest-only payments on each term loan commencing on the first calendar day of the calendar month following the funding date of such term loan, and continuing on the first calendar day of each calendar month thereafter through July 1, 2020. Commencing on July 1, 2020, and continuing on the first calendar day of each calendar month thereafter, we would have been required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears to each original lender, calculated pursuant to the amended credit facility. All unpaid principal and accrued and unpaid interest with respect to each term loan would have been due and payable in full on May 1, 2023. Upon repayment of the term loans, we were also required to make a final payment to the original lenders equal to 7.5% of the original principal amount of term loans funded.

We were also permitted to prepay the outstanding principal balance of any term loan in whole but not in part, subject to a prepayment fee of 3.0% of any amount prepaid if the prepayment were to occur through and including the first anniversary of the funding date of such term loan, 2.0% of any amount prepaid if the prepayment were to occur after the first anniversary of the funding date of such term loan through and including the second anniversary of the funding date of such term loan, and 1.0% of the amount prepaid if the prepayment were to occur after the second anniversary of the funding date of such term loan and prior to May 1, 2023.

On June 28, 2019, or the Effective Date, we entered into the new credit facility with Oxford, as collateral agent, and the lenders party thereto from time to time, including Oxford, pursuant to which we repaid the $155.0 million outstanding under the amended credit facility, as well as all applicable exit and prepayment fees owed to the original lenders under the amended credit facility, using cash on hand and $100.0 million in new borrowings from the new credit facility. Under the new credit facility, we issued to Oxford new and/or replacement secured promissory notes in an aggregate principal amount for all such promissory notes of $100.0 million evidencing the new credit facility. No additional money remains available to us under the new credit facility.

The new credit facility is secured by substantially all of our personal property other than our intellectual property. We also pledged 65% of the issued and outstanding capital stock of our subsidiaries, Puma Biotechnology Ltd. and Puma Biotechnology B.V. The new credit facility limits our ability to grant any interest in our intellectual property to certain permitted licenses and permitted encumbrances set forth in the agreement.

The term loans under the new credit facility bear interest at an annual rate equal to the greater of (i) 9.0% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.5%. We are required to make monthly interest-only payments on each term loan under the new credit facility commencing on the first calendar day of the calendar month following the funding date of such term loan, and continuing on the first calendar day of each calendar month thereafter through August 1, 2021, or the Amortization Date. Commencing on the Amortization Date, and continuing on the first calendar day of each calendar month thereafter, we will make consecutive equal monthly payments of principal, together with applicable interest, in arrears to each lender under the new credit facility, calculated pursuant to the new credit facility. All unpaid principal and accrued and unpaid interest with respect to each term loan under the new credit facility is due and payable in full on June 1, 2024, or the Maturity Date. Upon repayment of such term loans, we are also required to make a final payment to the new lenders equal to 7.5% of the aggregate principal amount of such term loans outstanding as of the Effective Date.

At our option, we may prepay the outstanding principal balance of any term loan in whole but not in part, subject to a prepayment fee of 3.0% of any amount prepaid if the prepayment occurs through and including the first anniversary of the funding date of such term loan, 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the funding date of such term loan through and including the second anniversary of the funding date of such term loan, and 1.0% of the amount prepaid if the prepayment occurs after the second anniversary of the funding date of such term loan and prior to the Maturity Date.

The new credit facility includes affirmative and negative covenants applicable to us, our current subsidiary and any subsidiaries we create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts. We must also achieve certain product revenue targets, measured as of the last day of each fiscal quarter on a trailing year to date basis, for the periods ending June 30, 2019, September 30, 2019 and December 31, 2019. New minimum revenue levels will be established for each subsequent fiscal year by mutual agreement of us, Oxford, as collateral agent, and the lenders under the new credit facility. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions.

The new credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide Oxford, as collateral agent, with the right to exercise remedies against us and the collateral securing the new credit facility, including foreclosure against the property securing the new credit facility, including our cash. These events of default include, among other things, our failure to pay principal or interest due under the new credit facility, a breach of certain covenants under the new credit facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $500,000 and one or more judgments against us in an amount greater than $500,000 individually or in the aggregate that remains unsatisfied, unvacated, or unstayed for a period of 10 days after its entry.

As of June 30, 2019, there was $100.0 million in term loans outstanding under the new credit facility, representing all of our long-term debt outstanding as of that date, and we were in compliance with all applicable covenants under the new credit facility.

Current and Future Financing Needs:

We have incurred negative cash flows from operations since we started our business, and we did not receive or record any product revenues until the third quarter of 2017. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our R&D efforts and our commercialization efforts. Given the current and desired pace of clinical development of our product candidates, over the next 12 months we estimate that our R&D spending will be approximately $110.0 million to $120.0 million, excluding stock-based compensation.

Additionally, we expect SG&A expenses to increase as we continue commercialization efforts.

We may choose to begin new R&D efforts or we may choose to launch additional marketing efforts.  These efforts may require funding in addition to the cash and cash equivalents totaling approximately $27.2 million and $90.5 million in marketable securities available at June 30, 2019.  While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will continue to remain dependent on our ability to obtain sufficient funding to sustain operations and successfully commercialize neratinib.  While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future.  Our ability to obtain funding may be adversely impacted by uncertain market conditions, unfavorable decisions of regulatory authorities or adverse clinical trial results.  The outcome of these matters cannot be predicted at this time.

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

Non-GAAP Financial Measures:

In addition to our operating results, as calculated in accordance with generally accepted accounting principles, or GAAP, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance.  The following table presents our net loss and net loss per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation.  For the three and six months ended June 30, 2019, stock-based compensation represented approximately 21.9% and 22.1% of our operating expenses, respectively, and 26.6% and 28.5% for the same period in 2018. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Loss and

GAAP Net Loss Per Share to Non-GAAP Adjusted Net Loss Per Share

(in thousands except share and per share data)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018		2019	2018
GAAP net loss	$(37,424)	$(44,335)		$(47,511)	$(68,679)
Adjustments:
Stock-based compensation -
Selling, general and administrative	7,452	8,572	(1)	17,327	17,538	(1)
Research and development	7,988	13,612	(2)	16,251	29,998	(2)
Non-GAAP adjusted net loss	$(21,984)	$(22,151)		$(13,933)	$(21,143)

GAAP net loss per share—basic	$(0.97)	$(1.17)		$(1.23)	$(1.82)
Adjustment to net loss (as detailed above)	0.40	0.58		0.87	1.26
Non-GAAP adjusted basic net loss per share	$(0.57)	$(0.59)	(3)	$(0.36)	$(0.56)	(4)

(1) To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.

(3) Non-GAAP adjusted basic net loss per share was calculated based on 38,647,775 and 37,819,767 weighted-average shares of common stock outstanding for the three months ended June 30, 2019 and 2018, respectively.

(4) Non-GAAP adjusted basic net loss per share was calculated based on 38,565,258 and 37,759,729 weighted-average shares of common stock outstanding for the six months ended June 30, 2019 and 2018, respectively.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet agreements,” as defined by SEC regulations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invested our excess cash primarily in cash equivalents such as money market investments as of June 30, 2019. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of borrowings outstanding under our loan and security agreement. As of June 30, 2019, the outstanding principal amount of our borrowings was $100.0 million. Our borrowings under the loan and security agreement, as amended, bear interest at an annual rate equal to the greater of (i) 9.0% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.5%. Changes in the prime rate may therefore affect our interest expense associated with our borrowings under the loan and security agreement.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of June 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

Effective January 1, 2019, we adopted Accounting Standards Codification 842, Leases (Topic 842). As a result, we have made changes to certain internal controls over financial reporting to address risks associated with the required lease accounting and disclosure requirements. This includes the enhancement of our lease evaluation processes and the implementation of controls to address risks associated with the calculation of right-of-use assets and corresponding lease liabilities. There were no other changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 14, 2019, the plaintiffs filed motions for prejudgment interest and for approval of their proposed notice and claims process.  A hearing on these motions is scheduled for September 9, 2019.  A final judgment has not been entered.

Eshelman v. Puma Biotechnology, Inc., et al.

In February 2016, Fredric N. Eshelman filed a lawsuit against our Chief Executive Officer and President, Alan H. Auerbach, and us in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D).  The complaint generally alleged that we and Mr. Auerbach made defamatory statements regarding Dr. Eshelman in connection with a proxy contest.  In May 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach.  A trial on the remaining defamation claims against us took place from March 11 to March 15, 2019.  At trial, the jury found us liable and awarded Dr. Eshelman $15.9 million in compensatory damages and $6.5 million in punitive damages.  Plaintiff has since filed motions seeking attorneys’ fees and pre-judgment interest, which if granted could increase the judgment amount.  We strongly disagree with the verdict and, on April 22, 2019, filed a motion for a new trial or, in the alternative, a reduced damages award.  If the verdict is upheld, pending the outcome of that motion, we intend to appeal the verdict.  We estimate the high end of potential damages in the matter could be approximately $26.3 million; however, the actual amount of damages payable by us is still uncertain and will be ascertained only after completion of post-trial proceedings and the exhaustion of any appeals, and such amounts could be greater than the amount of expense already recognized or the high end of the estimate.

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

Recent Sales of Unregistered Securities

We did not sell any of our equity securities without registration under the Securities Act of 1933, as amended, during the three months ended June 30, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) promulgated under the Exchange Act made any purchases of our equity securities during the quarter ended June 30, 2019.

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

3.2	Third Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2019 and incorporated herein by reference)

10.1+*	Amended and Restated Loan and Security Agreement, dated June 28, 2019, by and between the Company and Oxford Finance LLC, as collateral agent and lender

31.1+

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019

31.2+

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Linkbase Document

+	Filed herewith
++	Furnished herewith
*

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10). Such omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.  Additionally, certain schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5).

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUMA BIOTECHNOLOGY, INC.

Date: August 9, 2019	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2019	By:	/s/ Maximo F. Nougues
Maximo Nougues
Chief Financial Officer
(Principal Financial and Accounting Officer)