Form 10-Q
period 2019-09-30
PUMA BIOTECHNOLOGY, INC.
filed 2019-11-07
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 38,960,995 shares of Common Stock, par value $0.0001 per share, were outstanding as of November 1, 2019.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$58,904	$108,419
Marketable securities	51,535	57,002
Accounts receivable, net	27,182	20,773
Inventory, net	3,123	2,625
Prepaid expenses, current	9,990	12,397
Deferred rent	39	—
Other current assets	322	1,787
Total current assets	151,095	203,003
Lease right-of-use assets, net	20,194	—
Property and equipment, net	3,204	3,963
Intangible assets, net	41,447	44,408
Restricted cash	13,173	4,319
Prepaid expenses and other, long-term	2,931	3,429
Total assets	$232,044	$259,122
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,056	$20,684
Accrued expenses	76,771	46,431
Lease liabilities	2,516	—
Total current liabilities	88,343	67,115
Deferred rent	—	5,815
Lease liabilities, long-term	23,336	—
Post-marketing commitment liability	9,000	—
Long-term debt	94,185	151,886
Total liabilities	214,864	224,816

Stockholders' equity:
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 38,943,774 shares issued and outstanding at September 30, 2019 and 38,325,037 issued and outstanding at December 31, 2018	4	4
Additional paid-in capital	1,283,498	1,236,355
Receivable from exercise of stock options	—	—
Accumulated other comprehensive income (loss)	115	(12)
Accumulated deficit	(1,266,437)	(1,202,041)
Total stockholders' equity	17,180	34,306
Total liabilities and stockholders' equity	$232,044	$259,122

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Product revenue, net	$53,482	$52,629	$152,913	$139,412
License revenue	2,750	10,000	56,250	40,500
Royalty revenue	120	—	175	—
Total revenue	56,352	62,629	209,338	179,912
Operating costs and expenses:
Cost of sales	9,371	9,048	26,673	24,262
Selling, general and administrative	31,402	28,502	110,435	105,239
Research and development	30,027	36,360	102,610	126,529
Total operating costs and expenses	70,800	73,910	239,718	256,030
Loss from operations	(14,448)	(11,281)	(30,380)	(76,118)
Other income (expenses):
Interest income	569	590	2,349	1,093
Interest expense	(3,052)	(3,499)	(11,943)	(7,165)
Legal verdict expense	—	—	(16,350)	—
Loss on debt extinguishment	—	—	(8,103)	—
Other income (expenses):	46	(11)	31	(690)
Total other expenses:	(2,437)	(2,920)	(34,016)	(6,762)
Net loss	$(16,885)	$(14,201)	$(64,396)	$(82,880)
Net loss applicable to common stockholders	$(16,885)	$(14,201)	$(64,396)	$(82,880)
Net loss per share of common stock—basic and diluted	$(0.44)	$(0.37)	$(1.67)	$(2.19)
Weighted-average shares of common stock outstanding—basic and diluted	38,893,757	38,043,174	38,675,961	37,855,249

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(16,885)	$(14,201)	$(64,396)	$(82,880)
Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities	15	(2)	115	(3)
Reclassifications of (gain) loss on available-for-sale securities	(10)	—	12	—
Comprehensive loss	$(16,880)	$(14,203)	$(64,269)	$(82,883)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Three Months Ended September 30, 2019
				Receivables	Accumulated
			Additional	from	Other
	Common Stock		Paid-in	Exercises	Comprehensive	Accumulated
	Shares	Amount	Capital	of Options	Income (Loss)	Deficit	Total
Balance at June 30, 2019	38,738,707	$4	$1,271,209	$—	$110	$(1,249,552)	$21,771
Stock-based compensation	—	—	12,213	—	—	—	12,213
Shares issued or restricted stock units vested under employee stock plans	205,067	—	76	—	—	—	76
Unrealized gain on available-for-sale securities	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	(16,885)	(16,885)
Balance at September 30, 2019	38,943,774	$4	$1,283,498	$—	$115	$(1,266,437)	$17,180

For the Three Months Ended September 30, 2018
				Receivables	Accumulated
			Additional	from	Other
	Common Stock		Paid-in	Exercises	Comprehensive	Accumulated
	Shares	Amount	Capital	of Options	Income (Loss)	Deficit	Total
Balance at June 30, 2018	37,890,220	$4	$1,195,600	$(159)	$(1)	$(1,157,145)	$38,299
Stock-based compensation	—	—	20,807	—	—	—	20,807
Shares issued or restricted stock units vested under employee stock plans	234,902	—	851	159	—	—	1,010
Unrealized loss on available-for-sale securities	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	(14,201)	(14,201)
Balance at September 30, 2018	38,125,122	$4	$1,217,258	$—	$(3)	$(1,171,346)	$45,913

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Nine Months Ended September 30, 2019
				Receivables	Accumulated
			Additional	from	Other
	Common Stock		Paid-in	Exercises	Comprehensive	Accumulated
	Shares	Amount	Capital	of Options	Income (Loss)	Deficit	Total
Balance at December 31, 2018	38,325,037	$4	$1,236,355	$—	$(12)	$(1,202,041)	$34,306
Stock-based compensation	—	—	45,791	—	—	—	45,791
Shares issued or restricted stock units vested under employee stock plans	618,737	—	1,352	—	—	—	1,352
Unrealized gain on available-for-sale securities	—	—	—	—	127	—	127
Net loss	—	—	—	—	—	(64,396)	(64,396)
Balance at September 30, 2019	38,943,774	$4	$1,283,498	$—	$115	$(1,266,437)	$17,180

For the Nine Months Ended September 30, 2018
				Receivables	Accumulated
			Additional	from	Other
	Common Stock		Paid-in	Exercises	Comprehensive	Accumulated
	Shares	Amount	Capital	of Options	Income (Loss)	Deficit	Total
Balance at December 31, 2017	37,594,851	$4	$1,142,213	$(449)	$—	$(1,088,466)	$53,302
Stock-based compensation	—	—	68,343	—	—	—	68,343
Shares issued or restricted stock units vested under employee stock plans	530,271	—	6,702	449	—	—	7,151
Unrealized loss on available-for-sale securities	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(82,880)	(82,880)
Balance at September 30, 2018	38,125,122	$4	$1,217,258	$—	$(3)	$(1,171,346)	$45,913

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

.	For the Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(64,396)	$(82,880)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,178	5,279
Stock-based compensation	45,791	68,343
Disposal of property and equipment	54	—
Loss on debt extinguishment	8,047	—
Debt modification fees	—	289
Changes in operating assets and liabilities:
Accounts receivable, net	(6,409)	(10,080)
Inventory	(498)	(803)
Prepaid expenses and other	2,905	244
Other current assets	1,465	(11,495)
Accounts payable	(11,628)	(11,388)
Accrued expenses	30,340	10,869
Deferred rent	(39)	470
Post-marketing commitment liability	9,000	—
Net cash provided by (used in) operating activities	20,810	(31,152)
Investing activities:
Purchase of property and equipment	—	(550)
Purchase of available-for-sale securities	(127,072)	(71,112)
Sale of available-for-sale securities	28,135	—
Maturity of available-for-sale securities	104,532	11,457
Net cash provided by (used in) investing activities	5,595	(60,205)
Financing activities:
Net proceeds from shares issued under employee stock plans	1,352	7,151
Proceeds from long-term debt	25,000	75,000
Payment of debt	(80,000)	—
Payment of debt extinguishment costs	(7,793)	—
Payment of debt issuance costs	(5,625)	(4,192)
Net cash (used in) provided by financing activities	(67,066)	77,959
Net decrease in cash, cash equivalents and restricted cash	(40,661)	(13,398)
Cash, cash equivalents and restricted cash, beginning of period	112,738	86,015
Cash, cash equivalents and restricted cash, end of period	$72,077	$72,617

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases in accounts payable	$—	$59
Receivables related to stock option exercises	$—	$—

Supplemental disclosure of cash flow information:
Interest paid	$9,464	$5,134

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation:

Business:

Puma Biotechnology, Inc., or the Company, is a biopharmaceutical company based in Los Angeles, California with a focus on the development and commercialization of innovative products to enhance cancer care. The Company has in-licensed the global development and commercialization rights to PB272 (neratinib (oral)), PB272 (neratinib (intravenous)) and PB357. Neratinib is a potent irreversible tyrosine kinase inhibitor that blocks signal transduction through the epidermal growth factor receptors HER1, HER2 and HER4. Currently, the Company is primarily focused on the U.S. commercialization of NERLYNX (neratinib), its first U.S. Food and Drug Administration, or FDA, approved product, and on the further development of the oral version of neratinib for additional indications in the treatment of HER2-positive breast cancer. The Company believes that neratinib has clinical application in the treatment of several other cancers as well, including tumor types that over-express or have a mutation in HER2, such as breast cancer, cervical cancer, lung cancer or other solid tumors.

The Company has two subsidiaries, Puma Biotechnology Ltd., a United Kingdom company, and Puma Biotechnology, B.V., a Netherlands company. These subsidiaries were established for the purpose of legal representation in the European Union.

Basis of Presentation:

The Company is focused on developing and commercializing neratinib for the treatment of patients with human epidermal growth factor receptor type 2, or HER2-positive, breast cancer, HER2 mutated breast cancer and non-small cell lung cancer, and other solid tumors that have an activating mutation in HER2.  The Company has reported a net loss of approximately $16.9 million and $64.4 million for the three and nine months ended September 30, 2019, and cash flows from operations of approximately $20.8 million for the nine months ended September 30, 2019.  The Company believes that it will continue to incur net losses and may incur negative net cash flows from operating activities through the drug development process and global commercialization.

The Company has incurred significant operating losses since its inception.  On July 17, 2017, the Company received FDA approval for its first product, NERLYNX® (neratinib), formerly known as PB272 (neratinib (oral)), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy.  Following FDA approval in July 2017, NERLYNX became available by prescription in the United States, and the Company commenced commercialization.

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

The Company’s commercialization, research and development, or R&D, or marketing efforts may require funding in addition to the cash and cash equivalents totaling approximately $58.9 million and marketable securities totaling approximately $51.5 million available at September 30, 2019.  The Company believes that its existing cash and cash equivalents and marketable securities as of September 30, 2019 and proceeds that will become available to the Company through product sales and license payments are sufficient to satisfy its operating cash and needs for at least one year after the filing of the Quarterly Report on Form 10-Q. The Company continues to remain dependent on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib in the United States.  While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future.  The Company’s ability to obtain funding may be adversely impacted by uncertain market conditions, unfavorable decisions of regulatory authorities or adverse clinical trial results.  The outcome of these matters cannot be predicted at this time.

Since its inception through September 30, 2019, the Company’s financing has primarily been proceeds from product and license revenue, public offerings of its common stock, private equity placements, and borrowings under its loan and security agreement.

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

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales of the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. The FDA approval of NERLYNX in July 2017 triggered a one-time milestone payment pursuant to the Company’s license agreement with the Pfizer. The Company capitalized the milestone payment as an intangible asset and is amortizing the asset to cost of sales on a straight-line basis through 2030, the estimated useful life of the licensed patent. The Company recorded amortization expense related to its intangible asset of $1.0 million and $3.0 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, estimated future amortization expense related to the Company’s intangible asset was approximately $0.9 million for the remainder of 2019, approximately $3.9 million for each year starting 2020 through 2029, and approximately $1.0 million for 2030.

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

Inventory:

The Company values its inventories at the lower of cost and estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within the cost of sales. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded as a cost of sales in the consolidated statements of operations and comprehensive loss.

The Company capitalizes inventory costs associated with the Company’s products after regulatory approval, if any, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. The Company previously expensed $4.5 million of product prior to receipt of marketing approval, which was recorded as R&D expense at the time it was incurred. Inventory that can be used in either the production of clinical or commercial product is recorded as R&D expense when selected for use in a clinical trial. Starter kits, provided to patients prior to insurance approval, are expensed by the Company to selling, general and administrative costs in the consolidated statements of operations and comprehensive loss as incurred.

As of September 30, 2019, the Company’s inventory balance consisted primarily of raw materials purchased subsequent to FDA approval of NERLYNX.

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

If taxes should be collected from these customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three months ended September 30, 2019.

Product revenue from customers who individually accounted for 10% or more of the Company’s total revenue for the three months ended September 30, 2019 consisted of the following, shown as a percentage of total revenue:

Three Months Ended September 30, 2019
CVS/Caremark	36%
Accredo/Acaria	21%

License Revenue:

The Company also recognizes license revenue under certain of the Company’s license agreements that are within the scope of ASC Topic 606. The terms of these agreements may contain multiple performance obligations, which may include licenses and research and development activities. The Company evaluates these agreements under ASC Topic 606 to determine the distinct performance obligations. Non-refundable, upfront fees that are not contingent on any future performance and require no consequential continuing involvement by the Company, are recognized as license revenue when the license term commences and the licensed data, technology or product is delivered. The Company defers recognition of non-refundable upfront license fees if the performance obligations are not satisfied.

Prior to recognizing license revenue, the Company makes estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved.

If there are multiple distinct performance obligations, the Company allocates the transaction price to each distinct performance obligation based on its relative standalone selling price. The standalone selling price is generally determined based on the prices charged to customers or using expected cost plus margin. License revenue is recognized by measuring the progress toward complete satisfaction of the performance obligations using an input measure.

Knight Agreement

During the first quarter of 2019, the Company entered into a license agreement, or the Knight Agreement, with Knight. Pursuant to the Knight Agreement, the Company granted to Knight, under certain of the Company’s intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license (i) to commercialize any product containing neratinib and certain related compounds in Canada, (ii) to seek and maintain regulatory approvals for the licensed products in Canada and (iii) to manufacture the licensed products anywhere in the world solely for the development and commercialization of the licensed products in Canada for human use, subject to the terms of the Knight Agreement and the related supply agreement.  During the first quarter of 2019, a non-refundable, upfront license fee was received and recognized as license revenue in accordance with ASC Topic 606.  The Company satisfied the necessary performance obligations to recognize this license revenue under the terms of the arrangement. This license agreement met the contract existence criteria and contained distinct, identifiable performance obligations for which the stand-alone selling prices were readily determinable and allocable.  As a separate promise under the terms of the license agreement, the Company is obligated to supply Knight with the licensed product in accordance with the supply agreement entered in connection with the license agreement.  The Company is also obligated to participate in a Joint Steering Committee, which was identified as a separate performance obligation.  To determine the stand-alone selling price, the Company estimated the transaction prices, including any variable consideration, at contract inception and determined the fair value of such obligations based on similar arrangements. When determining the transaction prices, the Company assumed that the goods or services will be transferred to the customer based on the terms of the existing contract, and did not take into consideration the possibility of a contract being canceled, renewed, or modified. The Company noted there was no additional variable consideration, significant financing components, non-cash consideration, or consideration payable to the customer in this agreement. This license agreement also includes potential future milestone and royalty payments due to the Company upon successful completion of certain separate, distinct performance obligations.  Pursuant to the Knight Agreement, the Company will potentially receive upfront, regulatory and commercial milestone payments totaling up to $7.2 million.  In addition, the Company is entitled to receive double-digit royalties calculated as a percentage of net sales of the licensed products in Canada.  At this time, the Company cannot estimate when these milestone-related performance obligations might be achieved.

Pierre Fabre Agreement

During the first quarter of 2019, the Company entered into a license agreement, or the Pierre Fabre Agreement, with Pierre Fabre Medicament SAS, or Pierre Fabre.  The Pierre Fabre Agreement granted intellectual property rights and set forth the parties’ respective obligations with respect to development, commercialization and supply of the licensed product in European countries excluding Russia and Ukraine, along with countries in North Africa and francophone countries of West Africa. During the first quarter of 2019, a non-refundable, upfront license fee of $51.0 million was recognized as license revenue in accordance with ASC Topic 606. The Company satisfied the necessary performance obligations to recognize this license revenue under the terms of the arrangement. The Pierre Fabre Agreement met the contract existence criteria and contained distinct, identifiable performance obligations for which the stand-alone selling prices were readily determinable and allocable. As a separate promise under the terms of the Pierre Fabre Agreement, the Company is obligated to supply Pierre Fabre with the licensed product in accordance with the related supply agreement.  The Company is also obligated to participate in a Joint Steering Committee and Transition Plan, which were identified as separate performance obligations. To determine the respective stand-alone selling prices, the Company estimated the transaction prices, including any variable consideration, at contract inception and determined the fair value of such obligations based on similar arrangements. When determining the transaction prices, the Company assumed that the goods or services will be transferred to the customer based on the terms of the existing contract, and did not take into consideration the possibility of a contract being canceled, renewed, or modified. The Company noted there was approximately $9.0 million of additional variable consideration in this agreement related to a post-marketing commitment liability, while there were no significant financing components, non-cash consideration, or consideration payable to the customer. The Pierre Fabre Agreement also includes potential future milestone and royalty payments due to the Company upon successful completion of certain separate, distinct performance obligations.  Pursuant to the Pierre Fabre Agreement, the Company will potentially receive additional regulatory and commercial milestone payments totaling up to $345 million. In addition, the Company will receive double-digit royalties on NERLYNX sales throughout the territory covered by the Pierre Fabre Agreement. At this time, the Company cannot estimate when these milestone-related performance obligations might be achieved.

Pint Agreement

During the first quarter of 2018, the Company entered into a license agreement, or the Pint Agreement, with Pint.  The Pint Agreement granted intellectual property rights and set forth the respective obligations with respect to development, commercialization and supply of NERLYNX in Mexico and 21 countries and territories in Central and South America. The Pint Agreement includes potential future milestone and royalty payments due to the Company upon successful completion of certain performance obligations, such as achieving regulatory approvals.  Pursuant to the Pint Agreement, the Company received an upfront payment of $10.0 million during the third quarter of 2018 and will potentially receive additional regulatory and commercial milestone payments totaling up to approximately $24.5 million, as well as double-digit royalties on NERLYNX sales throughout the territory covered by the Pint Agreement.  During the third quarter of 2019, the Company achieved a certain development-based milestone, which satisfied a performance obligation necessary to recognize the associated license revenue.  The payment associated with this license revenue is expected to be received from Pint during the third quarter of 2020.  At this time, the Company cannot estimate when the remaining milestone-related performance obligations might be achieved.

Royalty Revenue:

Royalty revenue consists of consideration earned related to international sales of NERLYNX made by the Company’s licensees in their respective territories. The Company recognizes royalty revenue when the performance obligations have been satisfied.

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

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of September 30, 2019 and, therefore, the transaction price was not reduced further during the quarter ended September 30, 2019. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances:

The Company generally provides customers with discounts, which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of product revenue in the period the related product revenue is recognized. The reserve for discounts is established in the same period that the related product revenue is recognized, together with reductions to trade receivables, net on the consolidated balance sheets. In addition, the Company compensates its customers for sales order management, data, and distribution services. The Company has determined such services received to date are not distinct from the Company’s sale of products to its customers and, therefore, these payments have been recorded as a reduction of product revenue within the statement of operations and comprehensive loss through September 30, 2019.

Product Returns:

Consistent with industry practice, the Company offers the specialty pharmacies and specialty distributors that are its customers limited product return rights for damaged and expiring product, provided it is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of product revenue in the period the related product revenue is recognized, as well as a reduction to trade receivables, net on the consolidated balance sheets. The Company currently estimates product returns using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company has experienced an insignificant amount of returns to date and believes that returns of its products will continue to be minimal.

Provider Chargebacks and Discounts:

Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to its customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. The reserve for chargebacks is established in the same period that the related product revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by customers, and the Company generally issues payments for such amounts within a few weeks of the customer’s notification to the Company of the resale. Reserves for chargebacks consist of payments the Company expects to issue for units that remain in the distribution channel at each reporting period-end that the Company expects will be sold to qualified healthcare providers and chargebacks that customers have claimed, but for which the Company has not yet issued a payment.

Government Rebates:

The Company is subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related product revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheets. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimates of future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.

Payor Rebates:

The Company contracts with certain private payor organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of its products. The Company estimates these rebates and records such estimates in the same period the related product revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

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

Following are the major categories of assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

September 30, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents	$40,935	$—	$—	$40,935
Commercial paper	—	—	—	—
Corporate bonds	—	41,501	—	41,501
U.S. government securities	10,034	—	—	10,034
Totals	$50,969	$41,501	$—	$92,470

December 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents	$83,329	$2,987	$—	$86,316
Commercial paper	—	35,941	—	35,941
Corporate bonds	—	18,077	—	18,077
U.S. government securities	2,984	—	—	2,984
Totals	$86,313	$57,005	$—	$143,318

The Company’s investments in commercial paper, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
September 30, 2019	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$40,935	$—	$—	$40,935
Commercial paper	Less than 1	—	—	—	—
Corporate bonds	Less than 1	41,396	105	—	41,501
U.S. government securities	Less than 1	10,024	10	—	10,034
Totals		$92,355	$115	$—	$92,470

	Maturity	Amortized	Unrealized		Estimated
December 31, 2018	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$86,316	$—	$—	$86,316
Commercial paper	Less than 1	35,941	—	—	$35,941
Corporate bonds	Less than 1	18,089	—	(12)	$18,077
U.S. government securities	Less than 1	2,984	—	—	$2,984
Totals		$143,330	$—	$(12)	$143,318

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at September 30, 2019, were approximately $75.7 million. The Company does not believe it is exposed to any significant credit risk due to the nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

The Company sells its products in the United States primarily through specialty pharmacies and specialty distributors. Therefore, wholesale distributors and large pharmacy chains account for a large portion of its trade receivables and net product revenue. The Company monitors the creditworthiness of its customers and has internal policies regarding customer credit limits. The Company estimates an allowance for doubtful accounts primarily based on the credit worthiness of its customers, historical payment patterns, aging of receivable balances and general economic conditions.

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

The Company relies exclusively on third parties to formulate and manufacture NERLYNX and its drug candidates. The commercialization of NERLYNX and any other drug candidates, if approved, could be stopped, delayed or made less profitable if those third parties fail to provide sufficient quantities of product or fail to do so at acceptable quality or price. The Company has no experience in drug formulation or manufacturing and does not intend to establish its own manufacturing facilities. The Company lacks the resources and expertise to formulate or manufacture NERLYNX or its drug candidates. While the drug candidates were being developed by Pfizer, both the drug substance and drug product were manufactured by third-party contractors. The Company is using the same third-party contractors to manufacture, supply, store and distribute drug supplies for clinical trials and the commercialization of NERLYNX. If the Company is unable to continue its relationships with one or more of these third-party contractors, it could experience delays in the development or commercialization efforts as it locates and qualifies new manufacturers.

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

Stock-Based Compensation:

Stock option awards:

ASC 718, Compensation-Stock Compensation, or ASC 718, requires the fair value of all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. The fair value of each option award is estimated on the grant date using the Black-Scholes Option Pricing Method and those valuations do not change once they have been established.  As allowed by ASC 718, the Company’s estimate of expected volatility is based on its average volatilities using its past six years of publicly traded history.  Beginning in 2018, the Company estimated its expected volatility based on its average volatilities using its past six years of publicly traded stock history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. Option forfeitures are calculated when the option is granted to reduce the option expense to be recognized over the life of the award and updated upon receipt of further information as to the amount of options expected to be forfeited. The option expense is “trued-up” upon the actual forfeiture of a stock option grant. Due to its limited history of stock option exercises, the Company uses the simplified method to determine the expected life of the option grants.

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

Income Taxes:

The Company follows ASC 740, Income Taxes, or ASC 740, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized.

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2019, the Company has established a reserve of 20% of its R&D credit carryover balance.

Segment Reporting:

Management has determined that the Company operates in one business segment, which is the development and commercialization of innovative drugs to enhance cancer care.

Net Loss per Common Share:

Basic net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented, as required by ASC 260, Earnings per Share. For purposes of calculating diluted loss per share of common stock, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents, such as stock options, RSUs and warrants. A common stock equivalent is not included in the denominator when calculating diluted earnings per common share if the effect of such common stock equivalent would be anti-dilutive. For the three and nine months ended September 30, 2019, potentially dilutive securities excluded from the calculations were 5,076,766 shares issuable upon exercise of options, 2,116,250 shares issuable upon exercise of a warrant, and 1,635,242 shares underlying RSUs that were subject to vesting and were antidilutive. For the three and nine months ended September 30, 2018, potentially dilutive securities excluded from the calculations were 5,763,609 shares issuable upon exercise of options, 2,116,250 shares issuable upon exercise of a warrant, and 1,541,970 shares underlying RSUs that were subject to vesting and were antidilutive.

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

Note 3—Accounts Receivable, Net:

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable	$24,682	$20,773
License revenue receivable	2,500	—
Total accounts receivable, net	$27,182	$20,773

Accounts receivable, net, consists entirely of amounts owed from our customers related to product sales.  The license revenue receivable relates to amounts owed from Pint relating to license revenue recognized during the third quarter of 2019.

Note 4—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Current:
CRO services	$4,661	$5,824
Other clinical development	2,053	888
Insurance	407	2,446
Professional fees	597	272
Other	2,272	2,967
	9,990	12,397
Long-term:
CRO services	1,657	1,073
Other clinical development	7	650
Other	1,267	1,706
	2,931	3,429
Totals	$12,921	$15,826

Other prepaid amounts consist primarily of deposits, licenses, subscriptions, software and professional fees.

Note 5—Other Current Assets:

Other current assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Insurance receivable	$—	$1,175
Other	322	612
Totals	$322	$1,787

Other current asset amounts consist primarily of capitalized sublease commission and sublease tenant improvement allowances, net of amortization.

Note 6—Leases:

Components of lease expense include fixed lease expense and variable lease expense of approximately $3.6 million and $0.3 million, respectively, for the nine months ended September 30, 2019. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. Our office and equipment leases generally have contractually specified minimum rent and annual rent increases are included in the measurement of the right-of-use asset and related lease liability. Additionally, under these lease arrangements, we may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in selling, general and administrative costs in the consolidated statements of operations and comprehensive loss when they are incurred. The Company recorded operating sublease income of $0.1 million for the three and nine months ended September 30, 2019 in other income in the consolidated statements of operations and comprehensive loss.

Supplemental cash flow information related to leases for the nine months ended September 30, 2019:

Operating cash flows from operating leases (in thousands)	$4,050
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted average remaining lease term (in years)	6.5
Weighted average discount rate	10.9%

The maturity of lease liabilities as of September 30, 2019 were as follows (in thousands):

Amount
2019 (remaining)	$1,274
2020	5,207
2021	5,365
2022	5,483
2023	5,631
Thereafter	13,296
Total	$36,256
Less: imputed interest	(10,404)
Total lease liabilities	$25,852

The future minimum lease payments as of December 31, 2018 under ASC 840 were as follows (in thousands):

Amount
2019	$4,924
2020	5,141
2021	5,300
2022	5,464
2023	5,631
Thereafter	13,296
Total	$39,756

Note 7—Property and Equipment:

Property and equipment consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Leasehold improvements	$3,780	$4,048
Computer equipment	2,367	2,402
Telephone equipment	340	343
Furniture and fixtures	2,346	2,346
	8,833	9,139
Less: accumulated depreciation	(5,629)	(5,176)
Totals	$3,204	$3,963

For the three months and nine months ended September 30, 2019, the Company incurred depreciation expense of $0.2 million and $0.7 million, respectively.

Note 8—Intangible assets, net:

Intangible assets, net consisted of the following (dollars in thousands):

	September 30, 2019	Estimated Useful Life
Acquired and in-licensed rights	$50,000	13 Years
Less: accumulated amortization	(8,553)
Total intangible asset, net	$41,447

For the three months and nine months ended September 30, 2019, the Company incurred amortization expense of $1.0 million and $3.0 million, respectively.

Note 9—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued legal verdict expense	$31,350	$9,000
Accrued CRO services	13,923	10,187
Accrued royalties	8,040	9,162
Accrued variable consideration	6,406	3,818
Accrued compensation	3,569	4,435
Accrued professional fees	1,061	2,175
Accrued other clinical development	3,425	2,380
Accrued bonus	5,119	1,705
Accrued legal fees	886	1,379
Accrued manufacturing costs	1,095	788
Other	1,897	1,402
Totals	$76,771	$46,431

Accrued CRO services, accrued other clinical development expenses, and accrued legal fees represent the Company’s estimates of such costs and are recognized as incurred. Accrued royalties represent royalties incurred in connection with the Company’s license agreement with Pfizer.  Accrued compensation includes accrued commissions and accrued vacation, which is accrued at the rate the employee earns vacation and reduced as vacation is used by the employee.  Accrued variable consideration represents estimates of adjustments to product revenue, net for which reserves are established. Other accrued expenses consist primarily of accrued contractor/consultant costs, business license fees, taxes, insurance, and marketing fees.

Accrued legal verdict expense represents an estimate of a range between $9.0 million and $18.0 million that may be owed to class action participants as a result of the recent jury verdict in Hsu v. Puma Biotechnology, Inc., and an initial estimate of $22.4 million that may be owed to the plaintiff as a result of the recent jury verdict in Eshelman v. Puma Biotechnology, Inc., et al.  The total amount of damages in Hsu and Eshelman is uncertain and will be ascertained only after an extensive claims process in Hsu, and the completion of post-trial proceedings, and the exhaustion of any appeals in both cases.  It is also reasonably possible that the total damages will be higher than these estimates.

All accrued expenses are adjusted in the period the actual costs become known.

Note 10—Debt:

Long term debt consisted of the following at September 30, 2019 (dollars in thousands):

	September 30, 2019	Maturity Date
Long term debt	$100,000	June 1, 2024
Accretion of final interest payment	1,603
Less: deferred financing costs	(7,418)
Total long term debt, net	$94,185

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

As of September 30, 2019, there was $100.0 million in term loans outstanding under the New Credit Facility, representing all of the Company’s long-term debt outstanding as of that date, and the Company was in compliance with all applicable covenants under the New Credit Facility.

Note 11—Stockholders’ Equity:

Common Stock:

The Company issued 87,625 and 187,754 shares of common stock upon exercise of stock options during the nine months ended September 30, 2019 and 2018, respectively. The Company issued 531,112 and 332,173 shares of common stock upon vesting of RSUs during the nine months ended September 30, 2019 and 2018, respectively.

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

Stock Options and Restricted Stock Units:

The Company’s 2011 Incentive Award Plan, as amended, or the 2011 Plan, was adopted by the Company’s board of directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. Through September 30, 2019, a total of 12,529,412 shares of the Company’s common stock had been reserved for issuance under the 2011 Plan.

As of September 30, 2019, 6,146,363 shares of the Company’s common stock are issuable upon the exercise of outstanding awards granted under the 2011 Plan and 2,801,058 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees was estimated using the Black-Scholes Option Pricing Method (see Note 2) with the following weighted-average assumptions used during the nine months ended September 30, 2019 and 2018:

	2019	2018
Dividend yield	0.0%	0.0%
Expected volatility	99.9%	95.5%
Risk-free interest rate	2.5%	2.5%
Expected life in years	5.76	5.85

The Company’s 2017 Employment Inducement Incentive Award Plan, or the 2017 Plan, was adopted by the Company’s Board of Directors on April 27, 2017.  Pursuant to the 2017 Plan, the Company may grant stock options and RSUs, as well as other forms of equity-based compensation to employees, as an inducement to join the Company.  The maximum term of stock options granted under the 2017 Plan is 10 years. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. As of September 30, 2019, a total of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the 2017 Plan.  As of September 30, 2019, 565,645 shares have been awarded under the 2017 Plan.

Stock-based compensation was as follows for the three and nine months ended September 30 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock-based compensation:
Options -
Selling, general, and administrative	$1,768	$3,132	$6,706	$11,721
Research and development	1,786	5,387	6,001	22,689
Restricted stock units -
Selling, general, and administrative	3,832	6,280	16,221	15,228
Research and development	4,827	6,008	16,863	18,705
Total stock-based compensation expense	$12,213	$20,807	$45,791	$68,343

Activity with respect to options granted under the 2011 Plan and 2017 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	5,708,544	$87.49	6.1	$7,762
Granted	129,734	$27.76	9.4
Forfeited	(69,969)	$40.50
Exercised	(87,625)	$15.42		$995
Expired	(603,918)	$102.39
Outstanding at September 30, 2019	5,076,766	$86.08	5.4	$2,450
Nonvested at September 30, 2019	396,948	$39.99	8.6

At September 30, 2019, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $10.0 million, which is expected to be recognized over a weighted-average period of 1.4 years. At September 30, 2019, the total estimated unrecognized employee compensation cost related to non-vested RSUs was approximately $48.8 million, which is expected to be recognized over a weighted-average period of 1.6 years.  The weighted-average grant date fair value of options granted during the nine months ended September 30, 2019 and 2018 was $21.82 and $56.46 per share, respectively.  The weighted average grant date fair value of RSUs awarded during the nine months ended September 30, 2019 and 2018 was $20.36 and $62.11 per share, respectively.

Stock Option Rollforward

Stock options	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2018	779,292	$33.75
Granted	129,734	21.82
Vested/Issued	(442,109)	35.13
Forfeited	(69,969)	25.06
Nonvested shares at September 30, 2019	396,948	$29.85

Restricted Stock Unit Rollforward

Restricted stock units	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2018	1,838,670	$60.08
Granted	776,730	20.36
Vested/Issued	(531,112)	70.06
Forfeited	(449,046)	53.02
Nonvested shares at September 30, 2019	1,635,242	$39.91

Note 12—401(k) Savings Plan:

The Company maintains a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $1.2 million and $1.3 million for the nine months ended September 30, 2019 and 2018, respectively.

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

On September 9, 2019, the Court entered an order specifying the rate of prejudgment interest to be awarded on any valid claims at the 52-week Treasury Bill rate.  The Court’s order also established a claims process, which is expected to take about twelve months.  A final judgment has not been entered.

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

Overview

We are a biopharmaceutical company with a focus on the development and commercialization of innovative products to enhance cancer care. We have in-licensed from Pfizer, Inc. or Pfizer, the global development and commercialization rights to PB272 (neratinib (oral)), PB272 (neratinib (intravenous)) and PB357.  Neratinib is a potent irreversible tyrosine kinase inhibitor, or TKI, that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4.   Currently, we are primarily focused on the development and commercialization of the oral version of neratinib, and our most advanced drug candidates are directed at the treatment of HER2-positive breast cancer.  We believe neratinib has clinical application in the treatment of several other cancers as well, including other tumor types that over-express or have a mutation in HER2, such as breast cancer, cervical cancer, lung cancer or other solid tumors.

Prior to 2017, our efforts and resources had been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. During 2017, the United States Food and Drug Administration, or FDA, approved NERLYNX, formally known as PB272 (neratinib (oral)), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy.  We currently market NERLYNX in the United States using our direct specialty sales force consisting of approximately 80 sales specialists.  Our sales specialists are supported by an experienced sales leadership team consisting of regional managers, and our commercial team of experienced professionals in marketing, access and reimbursement, managed markets, marketing research, commercial operations and sales force planning and management. In September 2018, the European Commission, or EC, granted marketing authorisation for NERLYNX in the European Union, and in the third quarter of 2019, our licensees, Knight Therapeutics, or Knight, and Pint Pharma International SA, or Pint, received marketing authorization for NERLYNX in Canada and Argentina, respectively.

We have entered into other exclusive license agreements with various parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved, in Europe (excluding Russia and Ukraine), Canada, South East Asia, Israel, greater China, Mexico, various countries in North Africa and West Africa, and various countries and territories in Central and South America, respectively.  We plan to continue to pursue commercialization of NERLYNX in other countries outside the United States, if approved, and will evaluate various commercialization options in those countries, including developing a direct salesforce, contracting with third parties to provide sales and marketing capabilities, or some combination of these two options.  We expect that our expenses will continue to increase as we continue commercialization efforts.

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

Critical Accounting Policies

As of the date of the filing of this Quarterly Report, we believe there have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2019 from our accounting policies at December 31, 2018, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We had the following activity related to license agreements during the nine months ended September 30, 2019:

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

Knight Agreement

On January 9, 2019, we entered into a license agreement, or the Knight Agreement, with Knight. Pursuant to the Knight Agreement, we granted to Knight, under certain of our intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license (i) to commercialize any product containing neratinib and certain related compounds in Canada, (ii) to seek and maintain regulatory approvals for the licensed products in Canada and (iii) to manufacture the licensed products anywhere in the world solely for the development and commercialization of the licensed products in Canada for human use, subject to the terms of the Knight Agreement and the related supply agreement.  During the first quarter of 2019, we received a non-refundable, upfront license fee, which we recognized as license revenue in accordance with ASC Topic 606.  We satisfied the necessary performance obligations to recognize this license revenue under the terms of the arrangement. The Knight Agreement met the contract existence criteria and contained distinct, identifiable performance obligations for which the stand-alone selling prices were readily determinable and allocable.  As a separate promise under the terms of the Knight Agreement, we are obligated to supply Knight with the licensed product in accordance with the supply agreement entered in connection with the license agreement.   We are also obligated to participate in a Joint Steering Committee, which was identified as a separate performance obligation.  To determine the stand-alone selling price, we estimated the transaction prices, including any variable consideration, at contract inception and determined the fair value of such obligations based on similar arrangements. When determining the transaction prices, we assumed that the goods or services will be transferred to the customer based on the terms of the existing contract, and did not take into consideration the possibility of a contract being canceled, renewed, or modified. We noted there was no additional variable consideration, significant financing components, non-cash consideration, or consideration payable to the customer in this agreement.  The Knight Agreement also includes potential future milestone and royalty payments due to us upon successful completion of certain separate, distinct performance obligations.  Pursuant to the Knight Agreement, we will potentially receive upfront, regulatory and sales-based milestone payments totaling up to $7.2 million.  In addition, we are entitled to receive double-digit royalties calculated as a percentage of net sales of the licensed products in Canada. At this time, we cannot estimate when these milestone-related performance obligations might be achieved.

Pierre Fabre Agreement

Additionally, during the first quarter of 2019, we entered into a license agreement, or the Pierre Fabre Agreement, with Pierre Fabre Medicament SAS, or Pierre Fabre.  The Pierre Fabre Agreement granted intellectual property rights and set forth the parties’ respective obligations with respect to development, commercialization and supply of the licensed product in European countries excluding Russia and Ukraine, along with countries in North Africa and francophone countries of West Africa.  During the first quarter of 2019, we recognized a non-refundable, upfront license fee of $51.0 million as license revenue in accordance with ASC Topic 606. We satisfied the necessary performance obligations to recognize this license revenue under the terms of the arrangement. The Pierre Fabre Agreement met the contract existence criteria and contained distinct, identifiable performance obligations for which the stand-alone selling prices were readily determinable and allocable. As a separate promise under the terms of the Pierre Fabre Agreement, we are obligated to supply Pierre Fabre with the licensed product in accordance with the related supply agreement.  This supply arrangement has been identified as a separate promise.  We are also obligated to participate in a Joint Steering Committee and Transition Plan, which were identified as separate performance obligations. To determine the respective stand-alone selling prices, we estimated the transaction prices, including any variable consideration, at contract inception and determined the fair value of such obligations based on similar arrangements. When determining the transaction prices, we assumed that the goods or services will be transferred to the customer based on the terms of the existing contract, and did not take into consideration the possibility of a contract being canceled, renewed, or modified. We noted approximately $9.0 million in additional variable consideration related to a post-marketing commitment liability, while no significant financing components, non-cash consideration, or consideration payable to the customer were noted.  The Pierre Fabre Agreement also includes potential future milestone and royalty payments due to us upon successful completion of certain separate, distinct performance obligations.  Pursuant to the Pierre Fabre Agreement, we will potentially receive additional regulatory and sales based milestone payments totaling up to $345 million.  In addition, we will receive double-digit royalties on NERLYNX sales throughout the territory covered by the Pierre Fabre Agreement. At this time, we cannot estimate when these milestone-related performance obligations might be achieved.

Pint Agreement

During the first quarter of 2018, we entered into a license agreement, or the Pint Agreement, with Pint.  The Pint Agreement granted intellectual property rights and set forth the respective obligations with respect to development, commercialization and supply of NERLYNX in Mexico and 21 countries and territories in Central and South America. The Pint Agreement includes potential future milestone and royalty payments due to us upon successful completion of certain performance obligations, such as achieving regulatory approvals.  Pursuant to the Pint Agreement, we received an upfront payment of $10.0 million during the third quarter of 2018 and will potentially receive additional regulatory and commercial milestone payments totaling up to approximately $24.5 million, as well as double-digit royalties on NERLYNX sales throughout the territory covered by the Pint Agreement.  During the third quarter of 2019, we achieved a certain development-based milestone, which satisfied a performance obligation necessary to recognize the associated license revenue.  The payment associated with this license revenue is expected to be received from Pint during the third quarter of 2020.  At this time, we cannot estimate when these remaining milestone-related performance obligations might be achieved.

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

Royalty revenue:

Royalty revenue consists of consideration earned related to product sales made by our licensees in their respective territories pursuant to our license agreements.

Cost of sales:

Cost of sales consists of third-party manufacturing costs, freight, and indirect overhead costs associated with sales of NERLYNX. Cost of sales also includes period costs related to royalty charges payable to Pfizer, the amortization of a milestone payment made to Pfizer after obtaining FDA approval of NERLYNX, certain inventory manufacturing services, inventory adjustment charges, unabsorbed manufacturing and overhead costs, and manufacturing variances.

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

We expect overall SG&A expenses in 2019 to be similar to those in 2018. Additionally, we are currently appealing the verdicts in two trials and may incur substantial legal expenses in connection with these appeals. However, we are currently unable to estimate the magnitude of such legal expenses and when these expenses will cease.

Research and development expenses:

R&D expenses include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for the manufacturing of clinical materials and clinical trials. During the three and nine months ended September 30, 2019 and 2018, our R&D expenses consisted primarily of clinical research organization, or CRO, fees; fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our R&D costs as they are incurred. Internal R&D expenses primarily consist of payroll-related costs, but also include equipment costs, travel expenses and supplies.  External expenses primarily consist of clinical trial expenses and consultant and contractor expense, and also include costs such as legal fees, insurance costs and manufacturing expense.

While we expect clinical R&D expenses to decline in 2019 as compared to 2018, some areas of R&D are expected to increase, such as medical affairs, pharmacovigilance and regulatory affairs as we prepare to apply for global regulatory approval of NERLYNX both in the current and future indications.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Total revenue:

For the three months ended September 30, 2019, total revenue was approximately $56.4 million, compared to $62.6 million for the three months ended September 30, 2018.

Product revenue, net:

Product revenue, net was approximately $53.5 million for the three months ended September 30, 2019, compared to $52.6 million for the three months ended September 30, 2018. The increase in product revenue, net was primarily attributable to a 10% increase in gross selling price that occurred in the first quarter of 2019 and again in the third quarter of 2019, partially offset by an increase in variable consideration of approximately 12% in the third quarter of 2019 as compared to approximately 7% in the third quarter of 2018.

License revenue:

License revenue was approximately $2.8 million for the three months ended September 30, 2019, compared to $10.0 million for the three months ended September 30, 2018.  The decrease in license revenue related to our having achieved performance-based milestones under two different license agreements in the three months ended September 30, 2019, compared to an upfront payment for the satisfaction of a performance obligation under another license agreement during the three months ended September 30, 2018.

Royalty revenue:

Royalty revenue was $0.1 million for the three months ended September 30, 2019, compared to no royalty revenue for the three months ended September 30, 2018. The increase was due to royalty revenue recognized related to product sales by our licensees as they begin to sell in their respective territories.

Cost of sales:

For the three months ended September 30, 2019, cost of sales was approximately $9.4 million compared to $9.0 million for the three months ended September 30, 2018.  The increase in cost of sales was primarily attributable to increased royalty expenses due to Pfizer, directly related to the increase in product revenue.

Selling, general and administrative expenses:

For the three months ended September 30, 2019, SG&A expenses were approximately $31.4 million, compared to approximately $28.5 million for the three months ended September 30, 2018. SG&A expenses for the three months ended September 30, 2019 and 2018 were as follows:

Selling, general, and administrative expenses	For the Three Months Ended		Change
in thousands	September 30,		$	%
	2019	2018	2019/2018	2019/2018
Payroll and related costs	$9,586	$10,918	$(1,332)	-12.2%
Professional fees and expenses	10,526	3,037	7,489	246.6%
Travel and meetings	2,964	2,428	536	22.1%
Facilities and equipment costs	1,439	1,558	(119)	-7.6%
Other	1,287	1,150	137	11.9%
Stock-based compensation	5,600	9,411	(3,811)	-40.5%
	$31,402	$28,502	$2,900	10.2%

For the three months ended September 30, 2019, SG&A expenses increased by approximately $2.9 million compared to the same period in 2018, primarily attributable to the following:

•

an increase in professional fees and expenses of approximately $7.5 million, consisting of an increase of approximately $6.7 million in legal fees due to insurance reimbursements recorded in the prior period for legal fees in connection with various lawsuits, an increase of approximately $0.5 million for consulting fees primarily related to marketing and commercialization support, and an increase of approximately $0.3 million in insurance premiums;

•	an increase in travel and meetings of approximately $0.5 million related primarily to commercialization efforts; and

•	an increase in other expenses of approximately $0.1 million related to a companion drug co-pay assistance program;

which were partially offset by:

•

a decrease in employee stock-based compensation expense of approximately $3.8 million, due primarily to a decrease of approximately $2.5 million from employee turnover, and a decrease of approximately $2.6 million for stock options and RSUs that have fully vested, partially offset by an increase of approximately $1.3 million from new grants;

•	a decrease of approximately $1.3 million in payroll and payroll-related expenses primarily due to a reduction in sales commissions; and

•	a decrease in facilities and equipment costs of approximately $0.1 million.

Research and development expenses:

For the three months ended September 30, 2019, R&D expenses were approximately $30.0 million, compared to approximately $36.4 million for the three months ended September 30, 2018. R&D expenses for the three months ended September 30, 2019 and 2018 were as follows:

Research and development expenses	For the Three Months Ended		Change
in thousands	September 30,		$	%
	2019	2018	2019/2018	2019/2018
Clinical trial expense	$11,251	$12,222	$(971)	-7.9%
Internal R&D	9,512	10,441	(929)	-8.9%
Consultant and contractors	2,651	2,302	349	15.2%
Stock-based compensation	6,613	11,395	(4,782)	-42.0%
	$30,027	$36,360	$(6,333)	-17.4%

For the three months ended September 30, 2019, R&D expenses decreased approximately $6.3 million compared to the same period in 2018, primarily attributable to the following:

•

a decrease in employee stock-based compensation expense of approximately $4.8 million, due primarily to a decrease of approximately $3.3 million from employee turnover, and a decrease of approximately $2.8 million for stock options and RSUs that have fully vested, partially offset by an increase of approximately $1.3 million from new grants.

•	a decrease in clinical trial expense of approximately $1.0 million, due primarily to the close out of certain clinical trials;
•	a decrease in internal R&D expense of approximately $0.9 million, due primarily to decreases in payroll and payroll related expense related to a reduction in headcount.

These decreases were partially offset by an increase in consultant and contractor expenses of approximately $0.4 million primarily attributable to regulatory-related activities.

Other (expenses) income:

Other income (expenses)	For the Three Months Ended		Change
in thousands	September 30,		$	%
	2019	2018	2019/2018	2019/2018
Interest income	$569	$590	$(21)	-3.6%
Interest expense	(3,052)	(3,499)	447	-12.8%
Other income (expenses)	46	(11)	57	-518.2%
	$(2,437)	$(2,920)	$483	-16.5%

Interest income:

For the three months ended September 30, 2019, we recognized approximately $0.6 million in interest income compared to approximately $0.6 million of interest income for the three months ended September 30, 2018.

Interest expense:

For the three months ended September 30, 2019, we recognized approximately $3.1 million in interest expense, compared to $3.5 million of interest expense for the three months ended September 30, 2018.  The decrease in interest expense was primarily the result of decreased borrowings in June 2019.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Total revenue:

For the nine months ended September 30, 2019, total revenue was approximately $209.3 million, compared to $179.9 million for the nine months ended September 30, 2018.

Product revenue, net:

Product revenue, net was approximately $152.9 million for the nine months ended September 30, 2019, compared to $139.4 million for the nine months ended September 30, 2018. The increase in product revenue, net was primarily attributable to a volume increase of approximately 5% in sales of NERLYNX, a 10% increase in gross selling price that occurred in January of 2019, and a 10% increase in gross selling price that occurred in September of 2019, partially offset by an increase in variable consideration of approximately 14% for the nine months ended September 30, 2019 as compared to approximately 8% for the nine months ended September 30, 2018.

License revenue:

License revenue was $56.3 million for the nine months ended September 30, 2019, compared to $40.5 million for the nine months ended September 30, 2018. The increase was primarily due to upfront payments for the satisfaction of performance obligations related to license agreements, as well as the satisfaction of performance-based milestones related to license agreements.

Royalty revenue:

Royalty revenue was $0.2 million for the nine months ended September 30, 2019, compared to no royalty revenue for the nine months ended September 30, 2018. The increase was due to royalty revenue recognized related to the start of product sales by our licensees.

Cost of sales:

For the nine months ended September 30, 2019, cost of sales was approximately $26.7 million compared to $24.3 million for the nine months ended September 30, 2018.  The increase in cost of sales was primarily attributable to increased royalty expense due to Pfizer, directly related to the increase in sales of NERLYNX for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Selling, general and administrative expenses:

For the nine months ended September 30, 2019, SG&A expenses were approximately $110.4 million, compared to approximately $105.2 million for the nine months ended September 30, 2018. SG&A expenses for the nine months ended September 30, 2019 and 2018 were as follows:

Selling, general, and administrative expenses	For the Nine Months Ended		Change
in thousands	September 30,		$	%
	2019	2018	2019/2018	2019/2018
Payroll and related costs	$31,409	$32,352	$(943)	-2.9%
Professional fees and expenses	39,218	28,829	10,389	36.0%
Travel and meetings	8,419	9,272	(853)	-9.2%
Facilities and equipment costs	4,378	4,435	(57)	-1.3%
Other	4,084	3,402	682	20.0%
Stock-based compensation	22,927	26,949	(4,022)	-14.9%
	$110,435	$105,239	$5,196	4.9%

For the nine months ended September 30, 2019, SG&A expenses increased by approximately $5.2 million compared to the same period in 2018, primarily attributable to the following:

•

an increase in professional fees and expenses of approximately $10.4 million, comprised of an increase of approximately $10.0 million in legal fees due to insurance reimbursements recorded in the prior period for legal fees in connection with various lawsuits and an increase of approximately $1.0 million in insurance premiums; partially offset by a decrease of approximately $0.6 million for consultancy efforts related to marketing and commercialization support; and

•	an increase in other expenses of approximately $0.6 million, comprised of an increase of approximately $0.2 million in office expenses, and approximately $0.4 million in bank fees;

which were partially offset by:

•

a decrease of approximately $4.0 million in employee stock-based compensation expense, due primarily to a decrease of approximately $3.6 million from employee turnover, and a decrease of approximately $5.9 million for stock options and RSUs that have fully vested, partially offset by an increase of approximately $5.5 million from new grants;

•	a decrease of approximately $0.9 million in payroll and payroll-related expenses primarily due to a decrease in sales commissions; and

•	a decrease of approximately $0.9 million in travel and meeting-related expenses.

Research and development expenses:

For the nine months ended September 30, 2019, R&D expenses were approximately $102.6 million, compared to approximately $126.5 million for the nine months ended September 30, 2018. R&D expenses for the nine months ended September 30, 2019 and 2018 were as follows:

Research and development expenses	For the Nine Months Ended		Change
in thousands	September 30,		$	%
	2019	2018	2019/2018	2019/2018
Clinical trial expense	$40,665	$41,428	$(763)	-1.8%
Internal R&D	29,485	33,940	(4,455)	-13.1%
Consultant and contractors	9,596	9,768	(172)	-1.8%
Stock-based compensation	22,864	41,393	(18,529)	-44.8%
	$102,610	$126,529	$(23,919)	-18.9%

For the nine months ended September 30, 2019, R&D expenses decreased approximately $23.9 million compared to the same period in 2018, primarily attributable to the following:

•

a decrease in employee stock-based compensation of approximately $18.5 million, due primarily to a decrease of approximately $12.5 million from employee turnover, and a decrease of approximately $10.6 million for stock options and RSUs that have fully vested, partially offset by an increase of approximately $4.6 million from new grants;

•

a decrease in internal R&D expense of approximately $4.5 million, due primarily to a decrease of approximately $4.8 million in payroll and payroll related expense due to reduction in headcount; partially offset by with an increase of approximately $0.3 million in regulatory compliance efforts;

•	a decrease in clinical trial expenses of approximately $0.8 million primarily attributable to decreases in CRO-related costs as certain clinical trials are concluding; and

•

a decrease in consultant and contractors expense of approximately $0.2 million, due primarily to a decrease of approximately $0.9 million in consulting fees for clinical research associates for certain clinical trials, offset by an increase of approximately $0.7 million in consulting fees for regulatory related activities.

Other (expenses) income:

Other income (expenses)	For the Nine Months Ended		Change
in thousands	September 30,		$	%
	2019	2018	2019/2018	2019/2018
Interest income	$2,349	$1,093	$1,256	114.9%
Interest expense	(11,943)	(7,165)	(4,778)	66.7%
Legal verdict expense	(16,350)	—	(16,350)	100.0%
Loss on debt extinguishment	(8,103)	—	(8,103)	100.0%
Other income (expenses)	31	(690)	721	-104.5%
	$(34,016)	$(6,762)	$(27,254)	403.0%

Interest income:

For the nine months ended September 30, 2019, we recognized approximately $2.3 million in interest income compared to approximately $1.1 million of interest income for the nine months ended September 30, 2018. The increase in interest income reflects more cash in money market accounts and “high yield” savings accounts in 2019 compared to 2018.

Interest expense:

For the nine months ended September 30, 2019, we recognized approximately $11.9 million in interest expense, compared to $7.2 million of interest expense for the nine months ended September 30, 2018.  The increase in interest expense was the result of increased borrowings as well as a higher interest rate.

Legal verdict expense:

For the nine months ended September 30, 2019, we recognized approximately $16.4 million in legal verdict expense related to the Eshelman v. Puma Biotechnology, Inc., et al. verdict.  The legal verdict expense of $16.4 million is the result of our estimate of the total damages payable in the matter of $22.4 million, net of $6.0 million in insurance reimbursements.

Loss on debt extinguishment:

For the nine months ended September 30, 2019, we recognized approximately $8.1 million in loss on debt extinguishment related to the fees paid in connection with our debt refinancing during the second quarter of 2019 that resulted in the reduction of our long-term debt by approximately $55.0 million.

Other expense:

For the nine months ended September 30, 2018, we recognized approximately $0.7 million in other expense, which primarily consisted of fees from the modification of debt.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2019 and December 31, 2018, and for the nine months ended September 30, 2019 and 2018, and is intended to supplement the more detailed discussion that follows:

Liquidity and capital resources (in thousands)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$58,904	$108,419
Marketable securities	$51,535	$57,002
Working capital	$62,752	$135,888
Stockholders' equity	$17,180	$34,306

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash provided by (used in):
Operating activities	$20,810	$(31,152)
Investing activities	5,595	(60,205)
Financing activities	(67,066)	77,959
Decrease in cash and cash equivalents	$(40,661)	$(13,398)

Operating Activities:

For the nine months ended September 30, 2019, we reported a net loss of approximately $64.4 million, compared to approximately $82.9 million for the same period in 2018.  Additionally, cash provided by operating activities for the nine months ended September 30, 2019 was approximately $20.8 million compared to approximately $31.2 million of cash used in operating activities for the same periods in 2018, respectively.

Cash provided by operating activities for the nine months ended September 30, 2019 consisted of a net loss of approximately $64.4 million, a decrease in prepaid expenses and other of approximately $2.9 million, a decrease in other current assets of approximately $1.5 million, an increase of approximately $30.3 million in accrued expenses, an increase of approximately $9.0 million in a post-marketing commitment liability, and approximately $60.0 million of non-cash items, such as stock-based compensation, depreciation and amortization, and debt extinguishment fees; offset by an increase in net accounts receivable of approximately $6.4 million, an increase in inventory of approximately $0.5 million, and a decrease in accounts payable of approximately $11.6 million.

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

Investing Activities:

During the nine months ended September 30, 2019, net cash provided by investing activities was approximately $5.6 million, compared to net cash used in investing activities of $60.2 million for the same period in 2018. Net cash provided by investing activities during the nine months ended September 30, 2019 consisted of approximately $133.6 million of sales or maturities of available-for-sale securities, offset by $128.0 million of cash invested in available-for-sale securities.  Net cash used in investing activities during the nine months ended September 30, 2018 was made up of approximately $71.1 million of cash invested in available-for-sale securities, offset by approximately $11.5 million of sales or maturities of available-for-sales securities, and approximately $0.3 million of cash used to purchase property and equipment.

Financing Activities:

During the nine months ended September 30, 2019, cash used in financing activities was approximately $67.1 million, which consisted of approximately $80.0 million in debt repayments, approximately $7.8 million in debt extinguishment costs and approximately $5.6 million in debt issuance costs, offset by approximately $25.0 million in proceeds from long-term debt and approximately $1.3 million in proceeds from the exercise of stock options.  During the same period in 2018, cash provided by financing activities was approximately $78.0 million, which consisted of approximately $75.0 million of incremental proceeds from long-term debt, and approximately $7.2 million in net proceeds from the exercise of stock options, partially offset by approximately $4.2 million of payments related to debt issuance costs.

Loan and Security Agreement:

In October 2017, we entered into the Original Credit Facility with SVB, as administrative agent, and the Original Lenders. Pursuant to the terms of the credit facility provided for by the original loan and security agreement, we borrowed $50 million. In May 2018, we entered into the Amended Credit Facility. Under the Amended Credit Facility, the Original Lenders agreed to make term loans available to us in an aggregate amount of $155 million, consisting of (i) a term loan in an aggregate amount of $125 million, the proceeds of which, in part, were used to repay the $50 million we borrowed under the Original Credit Facility, and (ii) a term loan in an aggregate amount of $30 million that we drew in December 2018, which was available to us under the Amended Credit Facility as a result of achieving a specified minimum revenue milestone. The Company was in compliance with all applicable financial covenants during the entire term of the Amended Credit Facility.

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

As of September 30, 2019, there was $100.0 million in term loans outstanding under the New Credit Facility, representing all of our long-term debt outstanding as of that date, and we were in compliance with all applicable covenants under the New Credit Facility.

Current and Future Financing Needs:

We did not receive or record any product revenue until the third quarter of 2017. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our R&D efforts and our commercialization efforts. Given the current and desired pace of clinical development of our product candidates, we expect R&D spending to decline over the next 12 months.

Additionally, we expect SG&A expenses to remain consistent as we continue commercialization efforts.

We may choose to begin new R&D efforts or we may choose to launch additional marketing efforts.  These efforts may require funding in addition to the cash and cash equivalents totaling approximately $58.9 million and $51.5 million in marketable securities available at September 30, 2019.  While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will continue to remain dependent on our ability to obtain sufficient funding to sustain operations and successfully commercialize neratinib.  While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future.  Our ability to obtain funding may be adversely impacted by uncertain market conditions, unfavorable decisions of regulatory authorities or adverse clinical trial results.  The outcome of these matters cannot be predicted at this time.  We believe that our existing cash and cash equivalents and marketable securities as of September 30, 2019 and proceeds that will become available to us through product sales and license payments are sufficient to satisfy our operating cash and needs for at least one year after the filing of the Quarterly Report on Form 10-Q.

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

Non-GAAP Financial Measures:

In addition to our operating results, as calculated in accordance with generally accepted accounting principles, or GAAP, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance.  The following table presents our net loss and net loss per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation.  For the three and nine months ended September 30, 2019, stock-based compensation represented approximately 19.9% and 21.5% of our operating expenses, respectively, and 32.1% and 29.5% for the same period in 2018. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net (Loss) Income and

GAAP Net Loss Per Share to Non-GAAP Adjusted Net (Loss) Income Per Share

(in thousands except share and per share data)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019	2018
GAAP net loss	$(16,885)		$(14,201)		$(64,396)	$(82,880)
Adjustments:
Stock-based compensation -
Selling, general and administrative	5,600		9,412	(1)	22,927	26,949	(1)
Research and development	6,613		11,395	(2)	22,864	41,394	(2)
Non-GAAP adjusted net loss	$(4,672)		$6,606		$(18,605)	$(14,537)

GAAP net loss per share—basic	$(0.44)		$(0.37)		$(1.67)	$(2.19)
Adjustment to net loss (as detailed above)	0.32		0.54		1.19	1.81
Non-GAAP adjusted basic net (loss) income per share	$(0.12)		$0.17	(3)	$(0.48)	$(0.38)	(4)

GAAP net loss per share—diluted	$(0.44)		$(0.36)		$(1.67)	$(2.19)
Adjustment to net loss (as detailed above)	0.32		0.52		1.19	1.81
Non-GAAP adjusted diluted net (loss) income per share	$(0.12)	(5)	$0.16	(6)	$(0.48)	$(0.38)	(7)

(1)	To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2)	To reflect a non-cash charge to operating expense for research and development stock-based compensation.
(3)

Non-GAAP adjusted basic net loss per share was calculated based on 38,893,757 and 38,043,174 weighted-average shares of common stock outstanding for the three months ended September 30, 2019 and 2018, respectively.

(4)

Non-GAAP adjusted basic net loss per share was calculated based on 38,675,961 and 37,855,249 weighted-average shares of common stock outstanding for the nine months ended September 30, 2019 and 2018, respectively.

(5)

Potentially dilutive common stock equivalents (stock options, restricted stock units and warrants) were not included in this non-GAAP adjusted diluted net loss per share for the three months ended September 30, 2019 as these shares would be considered anti-dilutive.

(6)

Non-GAAP adjusted diluted net income per share was calculated based on 39,677,446 weighted average shares of common stock outstanding and potentially dilutive common stock equivalents (stock options, restricted stock units and warrants) for the three months ended September 30, 2018.

(7)

Potentially dilutive common stock equivalents (stock options, restricted stock units and warrants) were not included in this non-GAAP adjusted diluted net loss per share for the nine months ended September 30, 2019 and 2018, respectively, as these shares would be considered anti-dilutive.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet agreements,” as defined by SEC regulations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invested our excess cash primarily in cash equivalents such as money market investments as of September 30, 2019. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of borrowings outstanding under our loan and security agreement. As of September 30, 2019, the outstanding principal amount of our borrowings was $100.0 million. Our borrowings under the loan and security agreement, as amended, bear interest at an annual rate equal to the greater of (i) 9.0% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.5%. Changes in the prime rate may therefore affect our interest expense associated with our borrowings under the loan and security agreement.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of September 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

Effective January 1, 2019, we adopted Accounting Standards Codification 842, Leases (Topic 842). As a result, we have made changes to certain internal controls over financial reporting to address risks associated with the required lease accounting and disclosure requirements. This includes the enhancement of our lease evaluation processes and the implementation of controls to address risks associated with the calculation of right-of-use assets and corresponding lease liabilities. There were no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 9, 2019, the Court entered an order specifying the rate of prejudgment interest to be awarded on any valid claims at the 52-week Treasury Bill rate.  The Court’s order also established a claims process, which is expected to take about twelve months.  A final judgment has not been entered.

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

Recent Sales of Unregistered Securities

We did not sell any of our equity securities without registration under the Securities Act of 1933, as amended, during the three months ended September 30, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) promulgated under the Exchange Act made any purchases of our equity securities during the quarter ended September 30, 2019.

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

3.2	Third Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2019 and incorporated herein by reference)

10.1+	Amended Non-Employee Director Compensation Program

31.1+

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019

31.2+

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Filed herewith

++	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUMA BIOTECHNOLOGY, INC.

Date: November 7, 2019	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Maximo F. Nougues
Maximo Nougues
Chief Financial Officer
(Principal Financial and Accounting Officer)