Form 10-K
period 2019-12-31
PUMA BIOTECHNOLOGY, INC.
filed 2020-02-28
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 001-35703

PUMA BIOTECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0683487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10880 Wilshire Boulevard, Suite 2150

Los Angeles, CA 90024

(424) 248-6500

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	PBYI	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $427.6 million as of June 28, 2019, based upon the closing price of $12.71 per share of the registrant’s common stock on the NASDAQ Global Select Market on Friday, June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 20, 2020, there were 39,301,587 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders, or the 2020 Proxy Statement, are incorporated by reference into Part III of the Form 10-K to the extent stated herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and may be forward looking. These forward-looking statements include, but are not limited to, statements about:

•	the commercialization of NERLYNX® (neratinib);
•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;
•	the anticipated timing of regulatory filings;
•	the regulatory approval of our drug candidates;
•	our use of clinical research organizations and other contractors;
•	our ability to find collaborative partners for research, development and commercialization of potential products;
•	efforts of our sub-licensees to obtain regulatory approval and commercialize NERLYNX in areas outside the United States;
•	our ability to market any of our products;
•	our expectations regarding our costs and expenses;
•	our anticipated capital requirements and estimates regarding our needs for additional financing;
•	our ability to compete against other companies and research institutions;
•	our ability to secure adequate protection for our intellectual property;
•	our intention and ability to vigorously defend against any litigation to which we are or may become party;
•	our estimates for damages that we may be required to pay in connection with the class action lawsuit to which we are a party;
•	our ability to attract and retain key personnel; and
•	our ability to obtain adequate financing.

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Annual Report, including the sections entitled “Item 1. Business” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report.  These forward-looking statements involve risks and uncertainties, including the risks discussed in the section entitled “Item 1A. Risk Factors” in Part I of this Annual Report that could cause our actual results to differ materially from those in the forward-looking statements.  We undertake no obligation to update the forward-looking statements or to reflect events or circumstances after the date of this document, except as required by law.  The risks discussed in this Annual Report should be considered in evaluating our prospects and future financial performance.

PART I

ITEM 1.	BUSINESS

Company Overview

Unless otherwise provided in this Annual Report, references to the “Company,” “we,” “us,” and “our” refer to Puma Biotechnology, Inc., a Delaware corporation formed on April 27, 2007 and formerly known as Innovative Acquisitions Corp., together with its wholly-owned subsidiaries, Puma Biotechnology Ltd and Puma Biotechnology B.V., and all references to “Former Puma” refer to Puma Biotechnology, Inc., a privately-held Delaware corporation formed on September 15, 2010, that merged with and into us in October 2011. We refer to this transaction as the “Merger.”

We are a biopharmaceutical company with a focus on the development and commercialization of innovative products to enhance cancer care. We in-license from Pfizer, Inc. or Pfizer, the global development and commercialization rights to PB272 (neratinib, oral), PB272 (neratinib, intravenous) and PB357. Neratinib is a potent irreversible tyrosine kinase inhibitor, or TKI, that blocks signal transduction through the human epidermal growth factor receptors, HER1, HER2 and HER4.  Currently, we are primarily focused on the development and commercialization of the oral version of neratinib, and our most advanced drug candidates are directed at the treatment of HER2-positive breast cancer and HER2 mutated cancers. We believe neratinib has clinical application in the treatment of several other cancers as well, including other tumor types that over-express or have a mutation in HER2, such as breast cancer, cervical cancer, lung cancer or other solid tumors.

Prior to 2017, our efforts and resources had been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. In 2017, the United States Food and Drug Administration, or FDA, approved NERLYNX, formally known as PB272 (neratinib (oral)), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. We currently market NERLYNX in the United States using our direct specialty sales force consisting of approximately 80 sales specialists. Our sales specialists are supported by an experienced sales leadership team consisting of regional managers, and our commercial team of experienced professionals in marketing, access and reimbursement, managed markets, marketing research, commercial operations and sales force planning and management. In 2018, the European Commission, or EC, granted marketing authorization for NERLYNX in the European Union for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab-based therapy.

We license the commercial rights to our current drug candidates from Pfizer, which had previously been responsible for the clinical trials regarding neratinib. Going forward, we expect to augment our product pipeline by acquiring, through license or otherwise, additional drug candidates for research and development, and potential commercialization.  Our decision to acquire a drug candidate will also depend on our evaluation of the scientific merits of the underlying technology, the costs of the transaction and other economic terms of any proposed license, the amount of capital that we anticipate will be required to develop the drug candidate and the economic potential of the drug candidate if approved for commercialization.  We believe this strategy minimizes our clinical development risk and allows us to accelerate the development and potential commercialization of current and future drug candidates.

We have entered into exclusive sub-license agreements with various parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved, in numerous regions outside the United States, including Europe (excluding Russia and Ukraine), Canada, China, Southeast Asia, and various countries and territories in Central and South America. We plan to continue to pursue commercialization of NERLYNX in other countries outside the United States, if approved.

Breast cancer is the leading cause of cancer death among women worldwide.  Studies show that approximately 20% to 25% of breast cancer tumors have an over-expression of the HER2 protein. Women with breast cancer that over-expresses HER2, referred to as HER2-positive breast cancer, are at greater risk for disease progression and death than women whose tumors do not over-express HER2. Therapeutic strategies, such as the use of trastuzumab (marketed as Herceptin), pertuzumab (marketed as Perjeta) and T-DM1 (marketed as Kadcyla), each produced by Genentech, and lapatinib (marketed as Tykerb) produced by Novartis, given either alone or in combination with chemotherapy, have been developed to improve the treatment of this type of breast cancer by binding to the HER2 protein. There are a number of trials ongoing that involve various combinations of these drugs. Based on pre-clinical studies and clinical trials to date, we believe that neratinib may offer an advantage over existing treatments by more potently inhibiting HER2 at a different site and using a different mechanism than these other drugs.

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

On February 25, 2020, the FDA approved our supplemental New Drug Application, or sNDA, for neratinib in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens in the metastatic setting.  The sNDA approval was based on results of our Phase III clinical trial of PB272 that we refer to as the NALA trial.  In addition to continuing to follow the patients from the ExteNET trial, which was our Phase III clinical trial of neratinib for the extended adjuvant treatment of early stage HER2-positive breast cancer, as well as patients from the NALA trial, we are actively conducting the following trials to evaluate the safety and efficacy of neratinib in various indications:

•

a Phase II clinical trial of neratinib for the extended adjuvant treatment of patients with early stage HER2-overexpressed/amplified breast cancer who have received prior adjuvant trastuzumab (Herceptin)-based therapy in which patients are given either: 1) antidiarrheal prophylaxis including loperamide alone or in combination with budesonide or other agents or 2) escalating doses of neratinib during the first month (dose escalation) in order to prevent and reduce the neratinib-related diarrhea;

•

a Phase II clinical trial of neratinib in combination with the drug ado-trastuzumab emtansine (T-DM1, Kadcyla) in patients with HER2-positive metastatic breast cancer that has metastasized to the brain;

•

a Phase II clinical trial of neratinib monotherapy or in combination with the drug trastuzumab and or other anticancer drugs in the treatment of patients with HER2-negative cancers that have a HER2 mutation; and

•	a Phase II clinical trial of neratinib monotherapy in the treatment of solid tumors that have an activating EGFR exon 18, or HER4 mutation.

Strategy

Our primary objectives are to build neratinib into a significant oncology franchise as a single agent, and potentially in combination with other therapies, and potentially to in-license or acquire additional drug candidates. The following elements comprise our strategy to achieve these objectives:

•

Successfully execute our NERLYNX commercial plan.  An important near-term objective is to continue to execute our NERLYNX commercial plan by driving market penetration and duration of therapy consistent with the current NERLYNX label.  We continue to focus our efforts on commercializing NERLYNX in the United States.  In addition, we have entered into exclusive sub-license agreements with various parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved, in additional countries worldwide.

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

•

In-license or acquire additional drug candidates and technologies in order to build a sustainable product pipeline by employing multiple therapeutic approaches and disciplined decision criteria based on clearly defined proof of principal goals. We seek to build a sustainable product pipeline by employing multiple therapeutic approaches and by acquiring drug candidates belonging to known drug classes. In addition, we employ disciplined decision criteria to assess drug candidates. A decision by us to license a drug candidate will depend on a variety of factors, including the scientific merits of the technology; the costs of the transaction and other economic terms of the proposed license; the amount of capital required to develop the technology; and the economic potential of the drug candidate, should it be commercialized. We believe this strategy minimizes our clinical development risk and allows us to accelerate the development and potential commercialization of current and future drug candidates.

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

Currently, the only treatment approved by the FDA for the treatment of neoadjuvant (newly diagnosed) HER2-positive breast cancer is the combination of pertuzumab plus trastuzumab and taxane chemotherapy.  The FDA-approved treatments for the adjuvant treatment of HER2-positive early stage breast cancer is either the combination of pertuzumab plus trastuzumab and chemotherapy, or Kadcyla, which is approved specifically in patients with HER2-positive early stage breast cancer with residual disease after neoadjuvant treatment. We are also aware of a Phase III clinical trial that is comparing trastuzumab plus pertuzumab plus taxane following anthracyclines versus T-DM1 plus pertuzumab following anthracyclines as an adjuvant therapy.

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

Neratinib

Neratinib is a potent irreversible TKI that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4.  Based on pre-clinical studies and clinical trials to date, we believe that neratinib may offer an advantage over existing treatments that are used in the treatment of patients with HER2-positive metastatic breast cancer who have failed prior treatments, including treatment with trastuzumab, pertuzumab, and T-DM1. Currently, the treatment of metastatic breast cancer patients involves treatment with these agents either alone or in combination with chemotherapy. We believe that by more potently inhibiting HER2 at a different site and acting via a mechanism different from other agents, neratinib may have therapeutic benefits in patients who have failed these existing treatments, most notably due to its increased selectivity and irreversible inhibition of the HER2 target enzyme.

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

PB272 (neratinib oral)—Early Stage Breast Cancer

Extended Adjuvant Breast Cancer

Two-Year ExteNET Data.  In July 2014, we announced top line results from our ExteNET trial, a Phase III clinical trial of neratinib for the extended adjuvant treatment of early stage HER2-positive breast cancer. The data from this trial were presented in an oral presentation at the American Society of Clinical Oncology, or ASCO, Annual Meeting in June 2015 and were published online in The Lancet Oncology in February 2016. The ExteNET trial was a double-blind, placebo-controlled, Phase III trial of neratinib versus placebo after adjuvant treatment with Herceptin in women with early stage HER2-positive breast cancer.  More specifically, the ExteNET trial enrolled 2,840 patients in 41 countries with early stage HER2-positive breast cancer who had undergone surgery and adjuvant treatment with trastuzumab. After completion of adjuvant treatment with trastuzumab, patients were randomized to receive extended adjuvant treatment with either neratinib or placebo for a period of one year. Patients were then followed for recurrent disease, ductal carcinoma in situ (DCIS), or death for a period of two years after randomization in the trial.

The safety results of the study showed that the most frequently observed adverse event for the neratinib-treated patients was diarrhea, with approximately 39.9% of the neratinib-treated patients experiencing grade 3 or higher diarrhea (one patient, 0.1%, had grade 4 diarrhea). Patients who received neratinib in this trial did not receive any prophylaxis with antidiarrheal agents to prevent the neratinib-related diarrhea. We have reported clinical data from several trials that have demonstrated that the use of high-dose prophylactic loperamide may greatly reduce the rate of grade 3 diarrhea with neratinib, with grade 3 diarrhea rates ranging from 0-17% in studies in which high-dose loperamide prophylaxis was used.  We are also currently conducting an international, open-label, Phase II study (CONTROL) investigating the use of antidiarrheal prophylaxis using antidiarrheal drugs or dose escalation in the prevention and reduction of neratinib-associated diarrhea and, more specifically, grade 3 diarrhea.  The interim results of this trial presented in December 2019 showed that as of the cutoff date, the incidence of grade 3 diarrhea for the 137 patients who received the loperamide prophylaxis was 31% , the incidence of grade 3 diarrhea for the 64 patients who received the combination of loperamide plus budesonide was 28%, the incidence of grade 3 diarrhea for the 136 patients who received the combination of loperamide plus colestipol was 21%, the incidence of grade 3 diarrhea for the 104 patients who received colestipol alone with loperamide as needed was 34%, and the incidence of grade 3 diarrhea for the 60 patients who used the dose escalation was 15%.  See “—PB272 (neratinib, oral)—Metastatic Breast Cancer—Safety Database” for additional information.

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

Based on the results from the ExteNET trial, in June and July 2016, we submitted an MAA with the EMA and filed an NDA with the FDA, respectively, for regulatory approval of neratinib in the extended adjuvant setting, for which we have since obtained approval.

Five-Year ExteNET Data.  In September 2017, we presented updated data from the ExteNET trial at the European Society of Medical Oncology, or ESMO, 2017 Congress in Madrid, Spain.  The data represented a predefined five-year invasive disease-free survival, or iDFS, analysis as a follow-up to the primary two-year iDFS analysis of the Phase III ExteNet trial. The results of the trial demonstrated that after a median follow up of 5.2 years, treatment with neratinib resulted in a 27% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.73, p = 0.008). The five-year iDFS rate for the neratinib arm was 90.2% and the 5-year iDFS rate for the placebo arm was 87.7%.  The secondary endpoint of the trial was invasive disease-free survival including ductal carcinoma in situ, or iDFS-DCIS. The results of the trial demonstrated that treatment with neratinib resulted in a 29% reduction of risk of disease recurrence, including DCIS or death versus placebo (hazard ratio = 0.71, p = 0.004). The five-year iDFS-DCIS rate for the neratinib arm was 89.7% and the five-year iDFS-DCIS rate for the placebo arm was 86.8%.

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

The trial involved a total of 136 patients, 66 of whom had received prior treatment with trastuzumab and 70 of whom had not received prior treatment with trastuzumab. The results of the study showed that neratinib was reasonably well-tolerated among both the pretreated patients and the patients who had not received prior treatment with trastuzumab. Diarrhea was the most common side effect but was manageable with antidiarrheal agents and dose modification. Efficacy results from the trial showed that the objective response rate was 24% for patients who had received prior trastuzumab treatment and 56% for patients with no prior trastuzumab treatment. Furthermore, the median PFS was 22.3 weeks for the patients who had received prior trastuzumab and 39.6 weeks for the patients who had not received prior trastuzumab.

Data from a second Phase II study, in which patients with confirmed HER2-positive metastatic breast cancer who had failed treatment with trastuzumab and taxane chemotherapy were given neratinib in combination with capecitabine, was presented at the 2011 CTRC-AACR San Antonio Breast Cancer Symposium. The results of the study showed that the combination of PB272 and capecitabine had acceptable tolerability. The efficacy results from the trial showed that for the 61 patients in the trial who had not been previously treated with the HER2 targeted anti-cancer drug lapatinib, there was an overall response rate of 64% and a clinical benefit rate of 72%. In addition, for the seven patients in the trial who had previously been treated with lapatinib, there was an overall response rate of 57% and a clinical benefit rate of 71%. The median PFS for patients who had not received prior treatment with lapatinib was 40.3 weeks and the median PFS for the patients who had received prior lapatinib treatment was 35.9 weeks.

In February 2013, we reached agreement with the FDA under an SPA for our Phase III clinical trial (PUMA-NER-1301 or the NALA trial) of neratinib in patients with HER2-positive metastatic breast cancer who have failed two or more prior treatments (third-line disease). An SPA is a written agreement between the trial’s sponsor and the FDA regarding the design, endpoints, and planned statistical analysis of the Phase III trial with respect to the effectiveness of PB272 for the indication to be studied to support an NDA. The EMA also provided follow-on SA, consistent with that of the FDA regarding our Phase III trial design and endpoints used for such design to support the submission of an MAA in the EU.

Pursuant to the SPA and SA, the Phase III NALA trial was designed as a randomized controlled trial of neratinib plus capecitabine versus Tykerb® (lapatinib) plus capecitabine in patients with third-line HER2-positive metastatic breast cancer. The trial enrolled 621 patients who were randomized (1:1) to receive either neratinib plus capecitabine or lapatinib plus capecitabine. The trial was conducted globally at sites in North America, Europe, Asia-Pacific and South America. The co-primary endpoints of the trial were centrally confirmed progression free survival, or PFS, and overall survival, or OS. An alpha level of 1% was allocated to the PFS and 4% allocated to OS.

In June 2019, we announced that results from the Phase III NALA trial were presented at the American Society of Clinical Oncology (ASCO) 2019 Annual Meeting in Chicago.  For the primary analysis of centrally confirmed PFS, treatment with neratinib plus capecitabine resulted in a statistically significant improvement in centrally confirmed PFS (hazard ratio=0.76, p=0.0059) compared to treatment with lapatinib plus capecitabine.  Because the hazard ratio was found to not be constant over time (i.e., the proportional hazard assumption did not hold), the statistical analysis plan for the NALA trial prespecified that a restricted means survival analysis at 24 months would be performed.  In this prespecified analysis the mean PFS for the patients treated with neratinib plus capecitabine was 8.8 months and the mean PFS for the patients treated with lapatinib plus capecitabine was 6.6 months.

For the primary analyses of OS, neratinib plus capecitabine resulted in an improvement in OS that, although not statistically significant, trended numerically in favor of the neratinib plus capecitabine arm of the study (hazard ratio = 0.88, p=0.21).  The median OS for the patients treated with neratinib plus capecitabine was 21.0 months and the median OS for the patients treated with lapatinib plus capecitabine was 18.7 months.  In the prespecified restricted means analysis the mean OS at 48 months for the patients treated with neratinib plus capecitabine was 24.0 months and the mean OS for the patients treated with lapatinib plus capecitabine was 22.2 months.

For the secondary endpoint of time to intervention for symptomatic central nervous system disease (also referred to as brain metastases), the results of the trial showed that treatment with neratinib plus capecitabine led to an improvement over the combination of lapatinib plus capecitabine.  The overall cumulative incidence of CNS metastases was 22.8% for the neratinib plus capecitabine arm and 29.2% for the lapatinib plus capecitabine arm (p=0.043).  For the secondary endpoint of duration of response, neratinib plus capecitabine treatment resulted in a longer duration of response compared to lapatinib and capecitabine treatment, with a median response of 8.54 months compared to a median response of 5.55 months (HR = 0.495, p = 0.0004).

Treatment-emergent adverse events (TEAEs) were similar between arms: TEAEs leading to neratinib/lapatinib discontinuation were lower with neratinib (10.9%) than with lapatinib (14.5%).  There was a higher rate of grade 3 diarrhea with neratinib plus capecitabine compared to lapatinib plus capecitabine (24.4% vs 12.5%); however, the discontinuations due to diarrhea (neratinib plus capecitabine: 2.6%, lapatinib plus capecitabine: 2.3%) were similar in both arms.

On February 25, 2020, the FDA approved our sNDA based on the results of the NALA trial for neratinib in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens in the metastatic setting

Metastatic Breast Cancer with Brain Metastases

Approximately one-third of the patients with HER2-positive metastatic breast cancer develop metastases that spread to their brain. The current antibody-based treatments, including trastuzumab, pertuzumab and T-DM1, do not enter the brain and therefore are not believed to be effective in treating these patients. In a Phase II trial with lapatinib given as a single agent, lapatinib demonstrated a 6% objective response rate in the patients with HER2-positive metastatic breast cancer whose disease spread to their brain. In January 2012, a Phase II trial of neratinib as a single agent and in combination with the anticancer drug capecitabine in patients with HER2-positive metastatic breast cancer that has spread to their brain was initiated in conjunction with the Dana Farber Translational Breast Cancer Research Consortium. In June 2014, at the ASCO 2014 Annual Meeting, results from the first cohort (n=40) who were administered neratinib monotherapy were presented. The efficacy results from the first cohort of the trial showed that for the 40 evaluable patients, three (7.5%) patients experienced a partial response, four (10%) patients experienced prolonged stable disease for greater than or equal to six months and 12 (30%) patients experienced stable disease for less than six months. The median PFS of the 40 evaluable patients was seen to be 1.9 months and the median overall survival was seen to be 8.7 months.

In June 2017, we presented additional interim data from this trial at the ASCO 2017 Annual Meeting.  The multicenter Phase II clinical trial enrolled patients with HER2-positive metastatic breast cancer who have brain metasteses.  The trial enrolled three cohorts of patients. Patients in the second cohort (n=5) represent patients who had brain metastases which were amenable to surgery and who were administered neratinib monotherapy prior to and after surgical resection. The third cohort (target enrollment=60) enrolled two sub-groups of patients (prior lapatinib-treated and no prior lapatinib) with progressive brain metastases who were administered neratinib in combination with the chemotherapy drug capecitabine. The oral presentation reflected only the patients in the third cohort of patients without prior lapatinib exposure (cohort 3A, n=37), who all had progressive brain metastases at the time of enrollment and who received the combination of capecitabine plus neratinib.

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

In April 2018, we announced that NERLYNX (neratinib) has been included as a recommended treatment option in the latest National Comprehensive Cancer Network, or NCCN, Clinical Practice Guidelines in Oncology Central Nervous System Cancers for Breast Cancer patients with brain metastases. The NCCN designated NERLYNX in combination with capecitabine as a category 2B treatment option and NERLYNX in combination with paclitaxel as a category 2B treatment option. Use, as designated for breast cancer patients with brain metastases, is outside the FDA-approved indication for NERLYNX and considered investigational, and we do not market or promote NERLYNX for these uses.

Safety Database. Our safety database includes over 3,000 patients who have been treated with neratinib. To date, the most significant grade 3 or higher adverse event associated with neratinib has been diarrhea, which occurs in approximately 30% of patients receiving the drug. Historically, once diarrhea occurred, patients were treated with loperamide and/or a reduction in the dose of neratinib.

In February 2015, we initiated a Phase II open-label trial of neratinib monotherapy for one year in 120 patients with early HER2-positive breast cancer who have completed one year of adjuvant trastuzumab, or the CONTROL trial.  The CONTROL trial is an international, open-label, Phase II study investigating the use of loperamide prophylaxis with or without other agents in the reduction of neratinib-associated diarrhea that has a primary endpoint of the incidence of grade 3 diarrhea.  In the CONTROL trial, patients with HER2-positive early stage breast cancer who had completed trastuzumab-based adjuvant therapy received neratinib daily for a period of one year.

In December 2019, interim results from the CONTROL trial were presented at the 2019 CTRC-AACR San Antonio Breast Cancer Symposium.

The interim analysis of the trial presented in the poster included a total of 137 patients who received neratinib plus loperamide prophylaxis, 64 patients who received neratinib plus loperamide prophylaxis for two cycles and budesonide for one cycle, 136 patients who received neratinib plus loperamide prophylaxis for one cycle and colestipol for one cycle, 104 patients who received colestipol prophylaxis for one cycle and loperamide as needed and 60 patients who were treated with a dose escalation approach which involved treating with neratinib at 120 mg per day for the first week, 160 mg per day for the second week and 240 mg per day starting at the start of the third week and until the end of treatment.  The interim results showed that the incidence of grade 3 diarrhea for the 137 patients who received the loperamide prophylaxis was 31%. For the 64 patients who received the combination of loperamide plus budesonide, the interim results showed that the incidence of grade 3 diarrhea was 28%.

For the 136 patients who received the combination of loperamide plus colestipol, the interim results showed that the incidence of grade 3 diarrhea was 21%. For the 104 patients who received prophylactic colestipol and loperamide as needed the interim results showed that the incidence of grade 3 diarrhea was 34%, and for the 60 patients who were treated with the dose escalation, the incidence of grade 3 diarrhea was 15%.  Further information is provided in Table 1 below:

Table 1: Incidence of Treatment-Emergent Diarrhea

Neratinib dose
		Budesonide +	Colestipol +	Colestipol +	escalation +
	Loperamide	loperamide	loperamide	loperamide prn	loperamide prn
	(n=137)	(n=64)	(n=136)	(n=104)	(n=60)
Treatment-emergent diarrhea incidence, n (%)
No diarrhea	28 (20)	9 (14)	23 (17)	5 (5)	2 (3)
Grade 1	33 (24)	16 (25)	38 (28)	33 (32)	24 (40)
Grade 2	34 (25)	21 (33)	47 (35)	31 (30)	25 (42)
Grade 3	42 (31)	18 (28)	28 (21)	35 (34)	9 (15)
Grade 4	0	0	0	0	0

Diarrhea leading to discontinuation	28 (20.4)	7 (10.9)	5 (3.7)	8 (7.7)	2 (3.3)

Hospitalization (due to diarrhea)	2 (1.5)	0	0	0	0

Discontinuation of study (any cause)	61 (44.5)	13 (20.3)	39 (28.7)	29 (27.9)	12 (20.0)

Note: Each patient was counted only once in the highest grade category.
No Grade 4 events reported in the CONTROL study.

PB272 (neratinib, oral)—Other Potential Applications

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

The interim safety results observed in the SUMMIT study were consistent with that observed previously in metastatic patients with HER2 amplified tumors. With anti-diarrheal prophylaxis and management, diarrhea has not been a treatment-limiting side effect in SUMMIT. The interim safety results of the study showed that the most frequently observed adverse event was diarrhea. For the 141 patients enrolled in the neratinib monotherapy arm with safety data available as of March 10, 2017, 31 patients (22%) reported grade 3 diarrhea. The median duration of grade 3 diarrhea for those patients was two days. Four patients (2.8%) permanently discontinued neratinib due to diarrhea and 21 patients (14.9%) temporarily discontinued neratinib due to diarrhea and then restarted after the diarrhea subsided.

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

In December 2018, we announced that updated interim results from the SUMMIT basket trial in the HER2-mutant, hormone receptor positive breast cancer cohort were presented at the San Antonio Breast Cancer Symposium.  The interim results included data from 47 patients who received 240 mg of neratinib daily in combination with fulvestrant at the labeled dose. In this cohort, 43 patients (92%) had HER2-non-amplified disease, and patients had received a median of three prior lines of therapy in the metastatic setting (range 0-11 prior regimens) before entering the trial. All patients had been previously treated with an endocrine agent prior to entering the study, including 25 patients (53%) who had received prior fulvestrant. Further, 20 patients (43%) received prior cyclin-dependent kinase 4/6 (CDK4/6) -inhibitor therapy.

The interim efficacy results summary from the breast cohort that received neratinib + fulvestrant is shown in the table below. The interim efficacy results from the trial showed that for the 47 efficacy evaluable patients, 14 patients (30%) experienced an objective response, which included four patients with a complete response and 10 patients with partial responses, and 22 patients (47%) experienced clinical benefit (clinical benefit is defined as confirmed complete response or partial response or stable disease for at least 24 weeks). The median duration of response was 9.2 months and the median progression free survival was 5.4 months. Subgroup analysis showed that patients who had received prior fulvestrant or CDK4/6 inhibitor targeted therapy prior to entering the trial also benefited from treatment of neratinib and fulvestrant. Of note, six patients (30%) with prior CDK4/6-inhibitor exposure showed confirmed responses, with the duration of responses ranging from 4.5–14.8 months. Four patients were still on treatment at the time of data reporting.

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

The interim safety results observed in neratinib and fulvestrant-treated breast cancer patients in the SUMMIT basket trial were consistent with that observed previously in metastatic patients with HER2 amplified tumors. With anti-diarrheal prophylaxis and management, diarrhea was not a treatment-limiting side effect in the SUMMIT basket trial. The interim safety results of the study showed that the most frequently observed adverse event was diarrhea. For the 47 patients enrolled in the trial, 11 patients (23%) reported grade 3 diarrhea. The median duration of grade 3 diarrhea for those patients was 1.5 days. No patients permanently discontinued neratinib due to diarrhea.

In December 2019, we announced that additional interim results from the SUMMIT basket trial in the HER2-mutant, hormone receptor positive breast cancer cohort were presented at the San Antonio Breast Cancer Symposium.  In the HER2-mutant, HR-positive breast cancer cohort, 28 patients received 240 mg of neratinib daily in combination with trastuzumab and fulvestrant.  In this cohort, patients had received a median of four prior lines of therapy in the metastatic setting (range 0-10 prior regimens) before entering the trial.  All patients had been previously treated with an endocrine agent prior to entering the study, including 17 patients (61%) who had received prior fulvestrant.  Further, 15 patients (54%) received prior cyclin-dependent kinase 4/6 (CDK4/6) -inhibitor therapy.  21 patients (75%) had received prior chemotherapy.

The interim efficacy results from the breast cohort that received neratinib in combination with trastuzumab and fulvestrant showed that for the 17 efficacy evaluable patients, nine patients (53%) experienced a confirmed objective response, all of which were classified as partial responses, and 10 patients (59%) experienced clinical benefit (clinical benefit is defined as confirmed complete response or partial response or stable disease for at least 24 weeks).  The median duration of response was not reached, and the median progression-free survival was 9.8 months.  At the time of data cut-off, five patients continued to receive treatment.

The interim safety results observed in patients treated with the combination of neratinib plus trastuzumab plus fulvestrant in the SUMMIT study was consistent with that observed previously in metastatic patients with HER2 amplified tumors.  All patients received anti-diarrheal prophylaxis with loperamide alone.  The interim safety results of the study showed that the most frequently observed adverse event was diarrhea.  For the 28 safety evaluable patients enrolled in this cohort, 10 patients (36%) reported grade 3 diarrhea.  The median duration of grade 3 diarrhea for those patients was 5.5 days. No patient permanently discontinued neratinib due to diarrhea.

PB272 (neratinib, intravenous)

We also plan to develop neratinib as an intravenously administered agent. The intravenous version of neratinib resulted in higher exposure levels of neratinib in pre-clinical models. We believe this may result in higher blood levels of neratinib in patients and may translate into enhanced efficacy. We are evaluating the intravenous formulation of neratinib and considering options relative to its development.

PB357

PB357 is an investigational, orally administered agent that is an irreversible TKI that is designed to block signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4. PB357 is structurally similar to PB272. Pfizer completed single-dose Phase I trials of PB357. We are evaluating PB357 and considering options relative to its development.

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

Competition

The development and commercialization of new products to treat cancer is highly competitive, and we face considerable competition from major pharmaceutical, biotechnology and specialty cancer companies. As a result, there are and will likely continue to be extensive research and substantial financial resources invested in the discovery and development of new cancer products. Our competitors include, but are not limited to, Genentech, Novartis, Roche, Boehringer Ingelheim, Takeda, Daiichi Sankyo and Seattle Genetics.  None of these companies are developing their drugs for the extended adjuvant treatment of early stage HER2-positive breast cancer that has been previously treated with a trastuzumab-containing regimen.  All of these competitors are developing their drugs for the treatment of early stage and/or metastatic HER2-positive breast cancer.  We are an early commercial stage company with a limited history of operations, sales, marketing and commercial manufacturing. Many of our competitors have substantially more financial and technical resources than we do. In addition, many of our competitors have more experience than we have in pre-clinical and clinical development, manufacturing, regulatory and global commercialization. We are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of cancer.

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

Sales and Marketing

We currently have a U.S. specialty sales force of approximately 80 sales specialists who are focused on promoting NERLYNX to oncologists. This sales force is supported by an experienced sales leadership team comprised of regional sales managers, and our experienced commercial team comprised of experienced professionals in marketing, access and reimbursement, managed markets, marketing research, commercial operations, and sales force planning and management. In addition, our commercial infrastructure includes capabilities in manufacturing, medical affairs, quality control, and compliance.

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

In November 2018, our board of directors formed a commercialization committee, consisting of Michael Miller, Jay Moyes and Frank Zavrl (and on which Alan H. Auerbach, our Chief Executive Officer and President, participates), to assist management in further accelerating our commercialization efforts in the United States. In particular, the committee is assessing our current commercial infrastructure and sales organization, assisting management in designing and implementing additional strategies focused on optimizing our commercial results and working with management to provide additional oversight into the commercial department.  Hugh O’Dowd and Ann Miller joined the commercialization committee upon joining our Board of Directors in October 2019 and November 2019, respectively.

Intellectual Property and License Agreements

We hold a worldwide exclusive license under our license agreement with Pfizer to eighteen granted U.S. patents and five pending U.S. patent applications, as well as foreign counterparts thereof, and other patent applications and patents claiming priority therefrom.

In the United States, we have a license to an issued patent, which currently will expire in 2025, for the composition of matter of neratinib, our lead compound. We also have a license to an issued U.S. patent for the use of neratinib in the treatment of breast cancer, which currently expires in 2025, an issued patent for the use of neratinib in the extended adjuvant treatment of early stage HER2 positive breast cancer that has previously been treated with a trastuzumab containing regimen that expires in 2030, and two issued patents for the formulation of NERLYNX that expire in 2030, one issued patent for the preparation of the polymorphic forms of neratinib, and three issued patents for the use of the polymorphic forms of neratinib in the treatment of breast cancer. In jurisdictions which permit such, we will seek patent term extensions where possible for certain of our patents. We plan to pursue additional patents in and outside the United States covering additional therapeutic uses of neratinib from these existing applications. In addition, we will pursue patent protection for any new discoveries or inventions made in the course of our development of neratinib.

In the United States, marketing approval for neratinib was obtained on July 17, 2017, which provided five years of non-patent data exclusivity.  Requests for patent term extension under the Hatch-Waxman Act have been filed in the United States.  If we obtain marketing approval in the United States for new uses or combinations therapies for neratinib, we may be eligible for additional periods of regulatory exclusivity, such as three-year market exclusivity covering the new use. If we obtain marketing approval for neratinib or other drug candidates or in certain jurisdictions outside the United States, we may be eligible for regulatory protection, such as, eight to eleven years of data and marketing exclusivity potentially are available for new drugs in the European Union; up to five years of patent extension are potentially available in Europe (Supplemental Protection Certificate), and eight years of data exclusivity are potentially available in Japan. There can be no assurance that we will qualify for any such regulatory exclusivity, or that any such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies. See “Government Regulation” below.

The intellectual property portfolio that was licensed from Pfizer in 2011 when we licensed neratinib included issued patents in a number of countries, including in Europe (EP1848414), as well as pending patent applications in several countries, including the United States, relating to methods of treating gefitinib-and/or erlotinib-resistant cancer by administering an irreversible epidermal growth factor receptor inhibitor.  More specifically, with respect to the United States, a Notice of Allowance was issued in January 2020 for pending application US 11/883,474, regarding its claims for methods of treating gefitinib-and/or erlotinib-resistant non-small cell lung cancer (NSCLC) cancer.  A Notice of Allowance was also issued in January 2020 for the related continuation application US 15/207,349 regarding its claims for methods of treating gefitinib-and/or erlotinib-resistant NSCLC having a T790M mutation in EGFR.  The issue fees for both these US applications were paid in February 2020.  Regarding Europe, the EP1848414 patent that was issued in Europe in April 2011 included specific claims that included a pharmaceutical composition for use in treating cancer in a subject with a cancer having a mutation in epidermal growth factor receptor with a T790M mutation. On November 28, 2011, Boehringer Ingelheim International GmbH filed an opposition to this patent asking for this patent to be revoked. Oral proceedings were held before the Opposition Division of the European Patent Office in Munich, Germany on February 4, 2014. The decision of the Opposition Division was to uphold the granted claims of the European patent that relate to the T790M mutation without any modification. This included specific claims that include claims for the pharmaceutical composition comprising an irreversible epidermal growth factor receptor inhibitor for use in treating cancer in a subject having a T790M mutation, and claims for the pharmaceutical composition for use in the treatment of numerous cancers, including lung cancer and non-small cell lung cancer.  Both parties have appealed this decision.  The appeal is pending, with a hearing set to take place in December 2020.

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

Unipharm filed a pre-grant opposition to Israeli Patent Application No. IL210616 on January 31, 2016.  This application was licensed from Pfizer in 2011.  An oral hearing was held in Jerusalem before the Israeli Patent Office on January 22, 2018.  The matter is pending before the Israeli Patent Office.  The application is directed to use of a combination of neratinib and capecitabine in the manufacture of a medicament for treating a neoplasm.

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

As consideration for the license, we are required to make payments totaling $187.5 million upon the achievements of certain milestones if all such milestones are achieved. In connection with the FDA approval of NERLYNX in July 2017, we triggered a one-time milestone payment.

The license agreement originally stipulated that should we commercialize any of the compounds licensed from Pfizer or any products containing any of these compounds, we will be obligated to pay to Pfizer incremental annual royalties between approximately 10% and 20% of net sales of all such products, subject, in some circumstances, to certain reductions.

In July 2014, we signed an amendment to the license agreement with Pfizer that, among other things reduced the annual royalties to be paid on net sales of licensed products from a tiered royalty rate structure ranging between 10% to 20% to a fixed rate in the low to mid-teens.

Our royalty obligation continues, on a product-by-product and country-by-country basis, until the later of (i) the last to expire valid claim of a licensed patent covering the applicable licensed product in such country, or (ii) the earlier of generic competition for such licensed product reaching a certain level of sales in such country or expiration of a certain time period after first commercial sale of such licensed product in such country. We can terminate the license agreement at will at any time or for safety concerns, in each case upon specified advance notice. Each party may terminate the license agreement if the other party fails to cure any breach of a material obligation by such other party within a specified time period. Pfizer may terminate the license agreement in the event of our bankruptcy, receivership, insolvency or similar proceeding. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

Sub-License Agreements

Specialised Therapeutics Agreement

On November 20, 2017, we entered into a sub-license agreement, or the Specialised Therapeutics Agreement, with Specialised Therapeutics Asia Pte Ltd., or STA.  Pursuant to the Specialised Therapeutics Agreement, we granted to STA, under certain of our intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license to commercialize any pharmaceutical product containing neratinib in finished form for the extended adjuvant treatment of women with early stage HER2-positive breast cancer and HER2-positive metastatic breast cancer in Australia, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, New Zealand, Papua New Guinea, Philippines, Singapore, Thailand, Timor-Leste and Vietnam, or the STA Territory.

The Specialised Therapeutics Agreement sets forth the parties’ respective obligations with respect to the development, commercialization, and supply of the licensed product. Within the STA Territory, STA will be generally responsible for regulatory and commercialization activities, and we will be solely responsible for the manufacturing and supply of the licensed product under a supply agreement entered into between the parties.

Pursuant to the Specialised Therapeutics Agreement, we received an upfront payment of $1.5 million during the fourth quarter of 2017, a regulatory milestone payment of $1.0 million during the second quarter of 2019 and will potentially receive regulatory milestone payments totaling up to $2.0 million.  In addition, we will receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products throughout the STA Territory. At this time, we cannot estimate if or when the remaining milestone-related performance obligations might be achieved.

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

CANbridge Agreement

On January 30, 2018, we entered into a sub-license agreement, or the CANbridge Agreement, with CANbridge Limited, or CANbridge. Pursuant to the CANbridge Agreement, we granted to CANbridge, under certain of our intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license to develop and commercialize any pharmaceutical product containing neratinib for the treatment of human disease, or for purposes of this description, the Field, in the People’s Republic of China, or the CANbridge Territory, including mainland China, Hong Kong, Macao, and Taiwan, or, each, a CANbridge Region.

The CANbridge Agreement sets forth the parties’ respective obligations with respect to the development, commercialization, and supply of the licensed product. CANbridge will, at its expense, develop the licensed product for the purpose of obtaining regulatory approval in the Field and in the CANbridge Territory, subject to our approval of certain aspects of clinical studies conducted by CANbridge. Within the CANbridge Territory, CANbridge will be solely responsible, at its expense, for regulatory and commercialization activities. We will be solely responsible, subject to certain exceptions, for the manufacturing and supply of the licensed product under a supply agreement that will be entered into between the parties.

Pursuant to the CANbridge Agreement, we received an upfront payment of $30.0 million during the first quarter of 2018 and a regulatory milestone payment of $10.0 million during the fourth quarter of 2018, and will potentially receive additional regulatory milestone payments totaling up to $30.0 million and sales-based milestone payments totaling up to $185.0 million. In addition, we are entitled to receive double-digit royalties on sales of the licensed products, calculated as a percentage of net sales of the licensed products in the CANbridge Territory. At this time, we cannot estimate if or when the remaining milestone-related performance obligations might be achieved.

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

Pint Agreement

On March 30, 2018, we entered into a sub-license agreement, or the Pint Agreement, with Pint Pharma International SA, or Pint. Pursuant to the Pint Agreement, we granted to Pint, under certain of our intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license to develop and commercialize any product containing neratinib and certain related compounds in Belize, Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, and Panama, Argentina, Bolivia, Brazil, Chile, Colombia, Ecuador, Guyana, Paraguay, Peru, Suriname, Uruguay, and Venezuela, French Guiana, the Falkland Islands, and Mexico, or the Pint Territory.

The Pint Agreement sets forth the parties’ respective obligations with respect to the development, commercialization, and supply of the licensed product. Pint will, at its expense, develop the licensed product for the purpose of obtaining regulatory approval in the Pint Territory, subject to our consent to conduct such development activities and approval of certain aspects of clinical studies conducted by Pint. Within the Pint Territory, Pint will also be responsible for regulatory and commercialization activities. We will be solely responsible for the manufacturing and supply of the licensed product under a supply agreement that will be entered into between the parties, subject to certain exceptions therein.

Pursuant to the Pint Agreement, we received an upfront payment of $10.0 million during the third quarter of 2018 and will potentially receive additional regulatory and sales-based milestone payments totaling up to approximately $24.5 million. In addition, we are entitled to receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products throughout the Pint Territory. During the third quarter of 2019, we achieved a development-based milestone, which satisfied a performance obligation necessary to recognize the associated license revenue. We expect to receive the payment from Pint associated with this milestone during the third quarter of 2020. At this time, we cannot estimate if or when the remaining milestone-related performance obligations might be achieved.

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

Knight Agreement

On January 9, 2019, we entered into a sub-license agreement, or the Knight Agreement, with Knight Therapeutics, Inc., or Knight. Pursuant to the Knight Agreement, we granted to Knight, under certain of the our intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license (i) to commercialize any product containing neratinib and certain related compounds in Canada, or the Knight Territory, (ii) to seek and maintain regulatory approvals for the licensed products in the Knight Territory and (iii) to manufacture the licensed products anywhere in the world solely for the development and commercialization of the licensed products in the Knight Territory for human use, subject to the terms of the Knight Agreement and a supply agreement to be negotiated and executed by the parties.

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

Pursuant to the Knight Agreement, we received an upfront payment of $1.5 million during the first quarter of 2019, a regulatory milestone payment of approximately $0.3 million during the third quarter of 2019 and will potentially receive regulatory and commercial milestone payments totaling up to approximately $5.6 million. In addition, we are entitled to receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products in the Knight Territory.  At this time, we cannot estimate if or when the remaining milestone-related performance obligations might be achieved.

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

Pierre Fabre Agreement

On March 29, 2019, we entered into a sub-license agreement, or the Pierre Fabre Agreement, with Pierre Fabre Medicament SAS, or Pierre Fabre. The Pierre Fabre Agreement granted intellectual property rights and set forth the parties’ respective obligations with respect to development, commercialization and supply of any pharmaceutical product containing neratinib in European countries excluding Russia and Ukraine, along with countries in North Africa and francophone countries of West Africa, or the Pierre Fabre Territory. On November 25, 2019, we entered into a license amendment, or the Pierre Fabre Amendment, with Pierre Fabre to extend the terms of the Pierre Fabre Agreement to the Middle East, South Africa, Sudan and Turkey, or the Pierre Fabre Amendment Territory.

Under the terms of the Pierre Fabre Agreement, we are obligated to supply Pierre Fabre with the licensed product in accordance with the related supply agreement. Pierre Fabre will be responsible for conducting additional clinical studies and leading regulatory activities in connection with the EMA.

Pursuant to the Pierre Fabre Agreement, we received an upfront payment of $60.0 million during the second quarter of 2019 and will potentially receive additional regulatory and sales-based milestone payments totaling up to $345.0 million. In addition, we will receive double-digit royalties on sales of licensed products throughout the Pierre Fabre Territory. Pursuant to the Pierre Fabre Amendment, we received an upfront payment of $4.0 million and will potentially receive additional regulatory and sales-based milestone payments totaling up to $3.0 million. In addition, we will receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products throughout the Pierre Fabre Amendment Territory. At this time, we cannot estimate if or when the remaining milestone-related performance obligations might be achieved.

The term of the Pierre Fabre Agreement, as amended, continues until, on a country-by-country basis, the later of (i) the expiration or abandonment of the last licensed patent covering the licensed product in such country and (ii) the earlier of (x) the date upon which sales of generic versions of the licensed product reach a specified level in such country, or (y) the tenth anniversary of the first commercial sale of the licensed product in such country. The Pierre Fabre Agreement, as amended, may be terminated by either party if the other party commits a material breach, subject to a cure period, or if the other party is insolvent. Pierre Fabre may terminate the agreement at its convenience or if there is evidence of safety issues with the licensed product.

Manufacturing

We do not currently have our own manufacturing facilities. We intend to continue to use our financial resources to accelerate commercialization of NERLYNX and development of our drug candidates rather than diverting resources to establish our own manufacturing facilities.  We intend to meet our pre-clinical and clinical trial manufacturing requirements by establishing relationships with third-party manufacturers and other service providers to perform these services for us.  While our drug candidates were being developed by Pfizer, both the drug substance and drug product were manufactured by third-party contractors.  We are currently using the same third-party contractors to manufacture, supply, store and distribute our products in clinical trials and commercial quantities.  We believe that we have manufactured sufficient quantities of the drug to support at least the launch in the extended adjuvant breast cancer indication and plan to continue to manufacture the drug in 2020 to further support the commercial launch of the drug.

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

Drug Approval Process. None of our drug product candidates may be marketed in the United States until the drug has received FDA approval. The steps required before a drug may be marketed in the United States generally include the following:

•	completion of extensive pre-clinical laboratory tests, animal studies, and formulation studies in accordance with the FDA’s GLP requirements and other applicable regulations;
•	submission to the FDA of an Investigational New Drug application, or IND, for human clinical testing, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, or ethics committee at each clinical site before each trial may be initiated;
•	performance of adequate and well-controlled human clinical trials in accordance with GCP requirements to establish the safety and efficacy of the drug for each proposed indication;
•	submission to the FDA of an NDA after completion of all pivotal clinical trials;
•	satisfactory completion of an FDA advisory committee review, if applicable;
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

Clinical trials involve administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be provided to the FDA as part of a separate submission to the IND. Further, an IRB for each medical center proposing to conduct the clinical trial must review and approve the study protocol and informed consent information for study subjects for any clinical trial before it commences at that center, and the IRB must monitor the study until it is completed. There are also requirements governing reporting of ongoing clinical trials and clinical trial results to public registries. Study subjects must sign an informed consent form before participating in a clinical trial.

Clinical trials necessary for product approval typically are conducted in three sequential phases, but the phases may overlap. Phase I usually involves the initial introduction of the investigational drug into a limited population, typically healthy humans, to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics and pharmacologic actions, and, if possible, to gain an early indication of its effectiveness. Phase II usually involves trials in a limited patient population to (i) evaluate dosage tolerance and appropriate dosage; (ii) identify possible adverse effects and safety risks; and (iii) evaluate preliminarily the efficacy of the drug for specific targeted indications. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials. Phase III trials, commonly referred to as pivotal studies, are undertaken in an expanded patient population at multiple, geographically dispersed clinical trial centers to further evaluate clinical efficacy and test further for safety by using the drug in its final form.  Post-approval trials, sometimes referred to as Phase IV studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase IV clinical trials as a condition of approval of an NDA.

Furthermore, the sponsor, the FDA or an IRB may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, such as in the circumstances where the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial.

During the development of a new drug, sponsors are given an opportunity to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase II clinical testing, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach consensus on the next phase of development. Sponsors typically use the end of Phase II meeting to discuss their Phase II clinical results and present their plans for the pivotal Phase III clinical trial that they believe will support submission of an NDA.

A sponsor may request a special protocol assessment, or SPA to reach an agreement with the FDA that the protocol design, clinical endpoints, and statistical analyses are acceptable to support regulatory approval of the product candidate with respect to effectiveness in the indication studied. If such an agreement is reached, it will be documented and made part of the administrative record, and it will be binding on the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining the safety or effectiveness of the product after clinical studies begin, if the relevant data, assumptions, or information provided by the sponsor in a request for SPA change are found to be false statements or misstatements or omit relevant facts, or if the sponsor fails to follow the protocol that was agreed upon with the FDA. A documented SPA may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if FDA and the sponsor agree in writing to modify the protocol and such modification is intended to improve the study.  There is no guarantee that a study will ultimately be adequate to support an approval, even if the study is subject to an SPA.

Concurrent with clinical trials, companies usually complete additional animal safety studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and the manufacturer must develop methods for testing the quality, purity and potency of the final drugs. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission.  This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted.  The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to a filing review before the FDA accepts it for filing and substantive review.

The FDA also may refer an application for a novel drug to an advisory committee.  An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA inspects the facility or the facilities at which the drug and/or its active pharmaceutical ingredient is manufactured and will not approve the product unless the manufacturing is in compliance with cGMPs and adequate to assure consistent production of the product within required specifications.  Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs.  If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information.  Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data and/or additional pivotal Phase III clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, pre-clinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA could approve the NDA with a Risk Evaluation and Mitigation Strategy to mitigate risks of the drug, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. Once the FDA approves a drug, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase IV clinical trials, and surveillance programs to monitor the safety effects of approved products that have been commercialized. The FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs or other information.  In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

Expedited Review and Approval. The FDA has various programs, including fast track designation, priority review, accelerated approval, and breakthrough therapy designation, which are intended to expedite or simplify the process for reviewing certain drugs and in the case of accelerated approval, provide for approval on the basis of surrogate or intermediate endpoints. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening diseases or conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. Fast track designation, breakthrough therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

For example, fast track designation is designed to facilitate the development and expedite the review of drugs to treat serious or life-threatening diseases or conditions and which demonstrate the potential to address an unmet medical need for such diseases or conditions. With regard to a fast track-designated product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. Any product submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval.  A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products.  The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review.  The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

Drug products intended for serious or life threatening conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome, or an effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials.  In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval.

The Food and Drug Administration Safety and Innovation Act established a category of drugs referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation.  A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies receive all the benefits of a fast track designation, as well as intensive guidance on efficient drug development and organizational commitment involving senior managers in the FDA.

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

Patent Term Restoration and Marketing Exclusivity. Depending upon the timing, duration and specifics of FDA approval of the use of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the extension must be requested prior to expiration of the patent. The U.S. Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. We have filed for patent term extension for two U.S. patents, each of which is being considered by the USPTO.  Only one U.S. patent is permitted to be extended for the currently approved drug product and its uses.  If both are approved, we will be asked by the USPTO to choose one of the two patents to extend.

Data and market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under section 505(b)(2) of the FDCA by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the original active agent or from accepting and reviewing an application referencing the approved drug’s application. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct, or obtain a right of reference to all of the pre-clinical studies and clinical trials necessary to demonstrate safety and effectiveness.

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

•

National MAs – These are issued by the competent authorities of the Member States of the EEA and only cover their respective territory and are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure, an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State. The competent authority of the Reference Member State prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling or packaging proposed by the Reference Member State, the product is subsequently granted a National MA in all the Member States, i.e., in the Reference Member State and the Member States Concerned.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

As in the United States, it may be possible in foreign countries to obtain a period of market and/or data exclusivity that would have the effect of postponing the entry into the marketplace of a competitor’s generic product. For example, if any of our products receive marketing approval in the EEA, we expect they will benefit from eight years of data exclusivity and 10 years of marketing exclusivity. An additional non-cumulative one-year period of marketing exclusivity is possible if during the data exclusivity period (the first eight years of the 10-year marketing exclusivity period), we obtain an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies. The data exclusivity period begins on the date of the product’s first marketing authorization in the EEA and prevents generics from relying on the marketing authorization holder’s pharmacological, toxicological and clinical data for a period of eight years. After eight years, a generic product application may be submitted, and generic companies may rely on the marketing authorization holder’s data. However, a generic cannot launch until two years later (or a total of 10 years after the first marketing authorization in the EU of the innovator product), or three years later (or a total of 11 years after the first marketing authorization in the EU of the innovator product) if the marketing authorization holder obtains marketing authorization for a new indication with significant clinical benefit within the eight-year data exclusivity period. In Japan, our products may be eligible for eight years of data exclusivity. There can be no assurance that we will qualify for such regulatory exclusivity, or that such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies.

When conducting clinical trials in the EU, we must adhere to the provisions of the European Union Clinical Trials Directive (Directive 2001/20/EC) and the laws and regulations of the EU Member States implementing them. These provisions require, among other things, that the prior authorization of an Ethics Committee and the competent Member State authority is obtained before commencing the clinical trial. In April 2014, the EU passed the Clinical Trials Regulation (Regulation 536/2014), which will replace the current Clinical Trials Directive. To ensure that the rules for clinical trials are identical throughout the European Union, the EU Clinical Trials Regulation was passed as a regulation that is directly applicable in all EU member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive until the Clinical Trials Regulation becomes applicable. According to the current plans of the EMA, the Clinical Trials Regulation is expected to become applicable in 2020.

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

We expect that the current presidential administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. Most recently, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance.  On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge repeal or replace the ACA will impact the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Recently, there has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changes the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs.

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

The federal Anti-Kickback Statute, or AKS, prohibits, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution; however, these are drawn narrowly and require strict compliance in order to offer protection. Additionally, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or the FCA.

Federal civil and criminal false claims laws, such as the FCA, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented false, fictitious or fraudulent claims for payment or approval by the federal government, including federal health care programs, such as Medicare and Medicaid, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. Private individuals can bring “qui tam” actions under the FCA, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement.

The federal Civil Monetary Penalties law prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.  Like the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The federal transparency requirements under the Physician Payments Sunshine Act, created under the ACA, requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to CMS information related to payments and other transfers of value provided to physicians, certain other healthcare professionals beginning in 2022, and teaching hospitals and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members.

There are also state and foreign law equivalents of each of the above federal laws, such as state anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers.  Similar restrictions are also imposed on the promotion and marketing of medicinal products in the EU and other countries. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced.

Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal health care programs (including Medicare and Medicaid) and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties also may be imposed upon executive officers and employees, including criminal sanctions against executive officers under the so-called “responsible corporate officer” doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing. Given the penalties that may be imposed on companies and individuals if convicted, allegations of such violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions, including fines and civil monetary penalties, and corporate integrity agreements.   In addition, private individuals have the ability to bring similar actions.

Data Privacy and Security

Pharmaceutical companies may be subject to U.S. federal and state and foreign health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. In the U.S., HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.

In addition, certain state and non-U.S. laws, such as the European Union General Data Protection Regulation 2016/679, or GDPR, govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.  Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. In Europe, the GDPR went into effect in May 2018 and introduces strict requirements for processing the personal data of European Union data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.

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

Research and Development Expenses

Research and development activities, which include personnel costs, research supplies, clinical and pre-clinical study costs, are the primary source of our overall expenses. Such expenses related to the research and development of our product candidates totaled $132.9 million for the year ended December 31, 2019, $164.9 million for the year ended December 31, 2018 and $207.8 million for the year ended December 31, 2017.

Employees

As of December 31, 2019, we had 269 employees, all of whom are full-time employees. We believe our relations with our employees are good. Over the course of the next year, we anticipate hiring approximately 30 additional full-time employees.

In addition, we intend to continue to use CROs and third parties to perform our clinical studies and manufacturing.

Corporate Information and History

Our principal executive offices are located at 10880 Wilshire Boulevard, Suite 2150, Los Angeles, California 90024 and our telephone number is (424) 248-6500. Our internet address is www.pumabiotechnology.com. Our annual, quarterly and current reports, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 may be accessed free of charge through our website after we have electronically filed or furnished such material with the SEC. We also make available free of charge on or through our website our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter and Research and Development Committee Charter. We will disclose on a current report on Form 8-K or on our website information any amendment or waiver of the Code of Business Conduct and Ethics for our executive officers and directors. Any amendment or waiver disclosed on our website will remain available on our website for at least 12 months after the initial disclosure.

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

We have a limited operating history and have a history of operating losses, with net losses of $75.6 million, $113.6 million and $292.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.  As of December 31, 2019, we had an accumulated deficit of approximately $1,277.6 million.

Although we received FDA approval and commenced commercialization of NERLYNX in the United States in July 2017 and the EC granted marketing authorization for NERLYNX in the European Union in 2018, we may continue to incur losses and may never become profitable.  Moreover, even if we succeed in developing and commercializing one or more of other drug candidates, we may never become profitable. The successful development and commercialization of any drug candidate will require us to perform a variety of functions, including:

•	undertaking pre-clinical development and clinical trials;
•	hiring additional personnel;
•	participating in regulatory approval processes;
•	formulating and manufacturing products;
•	initiating and conducting sales and marketing activities; and
•	implementing additional internal systems and infrastructure.

We will need to generate significant revenue in order to achieve and maintain profitability. We may not be able to generate this revenue or achieve profitability in the future. As a result, we expect our losses to continue for the foreseeable future. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

Our success depends on our ability to commercialize NERLYNX successfully.  We are currently a single product company with limited commercial sales experience, which makes it difficult to evaluate our current business, predict our future prospects and forecast our financial performance and growth.

We have invested a significant portion of our efforts and financial resources in the development and commercialization of our lead product, NERLYNX, and we expect NERLYNX to constitute the vast majority of our product revenue for the foreseeable future. Our success depends on our ability to commercialize NERLYNX successfully. Successful commercialization of NERLYNX is subject to many risks. We have never, as an organization, launched or commercialized a product, and there is no guarantee that we will be able to do so successfully with NERLYNX. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than we have. The commercial success of NERLYNX depends on the extent to which patients and physicians accept and adopt NERLYNX. For example, if the expected patient population is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take or continue to take NERLYNX, due to the related side effects, including diarrhea, or otherwise, the commercial success of NERLYNX will be limited. Thus, significant uncertainty remains regarding the commercial potential of NERLYNX.  Moreover, our ability to effectively generate product revenue from NERLYNX will depend on our ability to, among other things:

•	achieve and maintain compliance with regulatory requirements;
•	create and sustain market demand for and achieve market acceptance of NERLYNX through our marketing and sales activities and other arrangements established for the promotion of NERLYNX;
•	compete with other breast cancer drugs (either in the present or in the future);
•	educate physicians and patients about the benefits, administration and use of NERLYNX;

•	train, deploy and support a qualified sales force;
•	secure formulary approvals for NERLYNX at a substantial number of targeted hospitals;
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

In addition, we are dependent on international third-party sub-licensees for the development and commercialization of NERLYNX in several countries outside the United States. The failure of these sub-licensees to meet their contractual, regulatory or other obligations could adversely affect international sales of NERLYNX and hinder our ability to generate revenue.

We have limited experience as a company in marketing or distributing pharmaceutical products. If we are unable to expand our marketing capabilities and successfully commercialize NERLYNX, our business, results of operations and financial condition may be materially adversely affected.

A key part of our strategy is to build our sales, marketing and distribution capabilities to commercialize NERLYNX successfully in the United States. While we are continuing to establish our commercial team and hire our U.S. sales force, we have limited experience commercializing pharmaceutical products as an organization. In order to market NERLYNX successfully, we must continue to build our sales, marketing, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to commercialize NERLYNX appropriately and may not become profitable.

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

The majority of our revenue comes from a limited number of customers. In 2019, two customers, CVS/Caremark and Accredo/Acaria, individually comprised approximately 34% and 22%, respectively, of our total product revenue. We expect that revenue from a limited number of customers will continue to account for a large portion of our revenue in the future. The loss by us of any of these customers, or a material reduction in their purchases or their market pricing, could harm our business, results of operations, financial condition and prospects. In addition, if any of these customers were to fail to pay us in a timely manner, it could harm our cash flow.

We are dependent on international third-party sub-licensees for the development and commercialization of NERLYNX in several countries outside the United States. The failure of these sub-licensees to meet their contractual, regulatory or other obligations could adversely affect our business.

We have entered into exclusive sub-license agreements with several third parties that provide these sub-licensees exclusive rights to the development and commercialization of NERLYNX in various specified regions outside of the United States.  As a result, we are entirely dependent on these parties to achieve regulatory approval of NERLYNX for marketing in these countries and for the commercialization of NERLYNX, if approved.  The timing and amount of any milestone and royalty payments we may receive under these agreements, as well as the commercial success of NERLYNX in those regions outside of the United States, will depend on, among other things, the efforts, allocation of resources and successful commercialization of NERLYNX by the licensees.  We also depend on these third parties to comply with all applicable laws relative the development and commercialization of our products in those countries.  We do not control the individual efforts of these licensees and have limited ability to terminate these agreements if the licensees do not perform as anticipated. The failure of these licensees to devote sufficient time and effort to the development and commercialization of NERLYNX, or the failure of these licensees to meet their obligations to us, including for future royalty and milestone payments; to adequately deploy business continuity plans in the event of a crisis; and/or satisfactorily resolve significant disagreements with us or address other factors, could have an adverse impact on our financial results and operations. In addition, if these third parties violate, or are alleged to have violated, any laws or regulations during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

Any termination, breach or expiration of any of these sub-license agreements could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive license fees, milestones and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with pursuing regulatory approval and commercialization of the applicable products and product candidates. Alternatively, we may attempt to identify and transact with a new sub-licensee, but there can be no assurance that we would be able to identify a suitable sub-licensee or transact on terms that are favorable to us.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs and our failure to obtain additional financing when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development or commercialization efforts or other operations.

Our operations have consumed substantial amounts of cash since inception.  Our costs and expenses may increase in the future as we continue to commercialize NERLYNX, on account of, among other things, the cost of a direct sales force and the cost of manufacturing. We will also continue to expend substantial amounts on research and development of our other product candidates, including conducting clinical trials.  Our future capital requirements will depend on many factors, including:

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

While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will continue to remain dependent on our ability to obtain sufficient funding to sustain operations and successfully commercialize NERLYNX. We are party to a credit facility with Oxford Finance LLC, or Oxford, providing for term loans equaling a total of $100 million, which mature on June 1, 2024.  As of December 31, 2019, we had $100 million in principal amounts outstanding.  While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future.  Additional financing may not be available on a timely basis on terms acceptable to us, or at all. We may raise funds in equity or debt financings to access funds for our capital needs. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing obtained by us in the future would cause us to incur debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may terminate or delay the development of one or more of our product candidates, delay clinical trials necessary to market our products, or delay establishment of sales and marketing capabilities or other activities necessary to commercialize our products. If this were to occur, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.  Furthermore, our ability to obtain funding may be adversely impacted by uncertain market conditions, our success in commercializing neratinib, unfavorable decisions of regulatory authorities or adverse clinical trial results.  The outcome of these matters cannot be predicted at this time.

The terms of our credit facility place restrictions on our ability to operate our business and on our financial flexibility, and we may be unable to achieve the revenue necessary for us to incur additional borrowings under the credit facility or to satisfy the minimum revenue covenants.

The terms of our credit facility place restrictions on our ability to operate our business and our financial flexibility.  As of December 31, 2019, we had $100 million in principal amounts outstanding under the credit facility.  The credit facility is secured by substantially all of our personal property, other than our intellectual property.

The credit facility includes affirmative and negative covenants applicable to us, our current subsidiaries and any subsidiaries we create in the future.  The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts.  We must also achieve product revenue, measured as of the last day of each fiscal quarter on a trailing year to date basis. New minimum revenue levels will be established for each subsequent fiscal year by mutual agreement of us, Oxford, as collateral agent, and the lender.  The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions.  These covenants may make it difficult for us to operate our business.  In addition, we are in the early stages of commercializing NERLYNX and we cannot assure you that we will be able to achieve the minimum revenue requirements provided for in the credit facility.  Our failure to satisfy the revenue, or any other, covenant could result in an event of default under the loan.

The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5% and would provide Oxford, as collateral agent, with the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including our cash.  These events of default include, among other things, our failure to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $500,000 and one or more judgments against us in an amount greater than $500,000 individually or in the aggregate that remains unsatisfied, unvacated, or unstayed for a period of 10 days after its entry.

Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary and topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Consequently, preliminary and topline data should be viewed with caution until the final data are available.

Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock after this offering.

In addition, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

NERLYNX or our other drug candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any, as applicable.

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

Additionally, if we or others later identify undesirable side effects caused by any approved product, including in combination with other approved products or investigational new drugs, a number of potentially significant negative consequences could result, including:

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

Even though the FDA and EC have granted approval of NERLYNX, the scope and terms of the approvals may limit our ability to commercialize NERLYNX and, therefore, our ability to generate substantial sales revenue. The FDA and EC have approved NERLYNX only for the extended adjuvant treatment of early stage, HER2-positive breast cancer in patients who are less than one year from the completion of prior adjuvant trastuzumab-based therapy. In connection with the FDA and EC approvals, we have committed to conduct certain post-marketing studies. We have completed the post-marketing commitments related to the FDA approval, and the post-marketing studies related to the EC approval are ongoing. If we fail to comply with all of our post-marketing commitments, or if the results of the post-marketing studies, or any other ongoing clinical studies of NERLYNX, are negative, the FDA or the EC could decide to withdraw its respective approval, add warnings or narrow the approved indication in the product label.

NERLYNX is still under clinical development for various additional indications, and we cannot be certain that NERLYNX will receive regulatory approval for any other indication for which we may seek approval.

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

If we do not obtain regulatory approval of NERLYNX for other indications, whether in the United States or in other jurisdictions, we will not be able to market NERLYNX for such indications in those jurisdictions, which will limit our commercial revenue.

We have no experience in drug formulation or manufacturing and rely exclusively on third parties to formulate and manufacture NERLYNX and our drug candidates, and any disruption or loss of these relationships could delay our development and commercialization efforts.

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture NERLYNX and our drug candidates. While our drug candidates were being developed by Pfizer, both the drug substance and drug product were manufactured by third-party contractors. We are using the same third-party contractors to manufacture, supply, store and distribute drug supplies for our clinical trials and the commercialization of NERLYNX. If we are unable to continue our relationships with one or more of these third-party contractors, we could experience delays in our development or commercialization efforts as we locate and qualify new manufacturers. We intend to rely on one or more third-party contractors to manufacture the commercial supply of our drugs.  Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•

We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited, and the FDA must approve any replacement manufacturer. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval.

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

The manufacture of NERLYNX requires significant expertise and capital investment, including the development of advanced manufacturing techniques, process controls and the use of specialized processing equipment. Our third-party manufacturers must comply with federal, state and foreign regulations, including the FDA’s regulations governing cGMP, enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory authorities at any time may implement new standards or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of our products. Any failure by us or our third-party manufacturers to comply with applicable regulations may result in fines and civil penalties, suspension of production, product seizure or recall, operating restrictions, imposition of a consent decree, modification or withdrawal of product approval or criminal prosecution and would limit the availability of our product. Any manufacturing defect or error discovered after products have been produced and distributed also could result in significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.

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

We do not know whether our future clinical trials will begin on time or enroll patients on time, or whether our ongoing and/or future clinical trials will be completed on schedule or at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;
•	obtaining regulatory authorizations to commence a trial or reaching a consensus with regulatory authorities on trial design;
•

any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining approval from one or more institutional review boards, or IRBs;
•	IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
•	changes to clinical trial protocol;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	manufacturing sufficient quantities of product candidate or obtaining sufficient quantities of combination therapies for use in clinical trials;
•	subjects failing to enroll or remain in our trial at the rate we expect, or failing to return for post- treatment follow-up;
•	subjects choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;
•	lack of adequate funding to continue the clinical trial;
•	subjects experiencing severe or unexpected drug-related adverse effects;
•	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;
•	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
•

a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice, or cGMP, regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

•	any changes to our manufacturing process that may be necessary or desired;
•

third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or GCP, or other regulatory requirements;

•	third-party contractors not performing data collection or analysis in a timely or accurate manner; or
•

third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

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

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA, EMA or comparable foreign regulatory authority approval. We cannot guarantee that the FDA or foreign regulatory authorities will interpret trial results as we do, and more trials could be required before we are able to submit applications seeking approval of our product candidates. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential. Furthermore, the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA, EMA or comparable foreign regulatory authorities delaying, limiting or denying approval of our product candidates.

Engaging in international business subjects us to additional business and regulatory risks, and there can be no assurance that our products will be accepted in those markets.

We have entered into exclusive sub-license agreements providing for third parties to pursue regulatory approval and commercialize NERLYNX, if approved, in various specified regions outside of the United States.  We plan to continue to pursue commercialization of NERLYNX in additional countries outside the United States where it has been approved.  Engaging in international business inherently involves a number of difficulties and risks, including:

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

If we or our sub-licensees or third-party manufacturers are unable to address these international risks, we may fail to establish and maintain an international presence, and our business, financial condition and results of operations would suffer.

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

We depend upon independent investigators and collaborators, such as CROs, universities and medical institutions, to conduct our pre-clinical studies and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with regulatory requirements, including GCP requirements, and the applicable protocol. If we, or any of our CROs or third party contractors, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, third party contractors and investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard or otherwise fails to satisfy applicable regulatory requirements, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors to our detriment, our competitive position would be harmed. If any of our relationships with these third-party collaborators terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. Switching or adding additional third parties to our clinical trial programs can involve substantial costs and require extensive management time and focus.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm us.

Our internal computer systems and those of third parties with which we contract may be vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures despite the implementation of security measures. System failures, accidents or security breaches could cause interruptions in our operations and could result in a material disruption of our clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our research and development programs and the development of our drug candidates could be delayed.

Compliance with governmental regulation and other legal obligations related to privacy, data protection and information security could result in additional costs and liabilities to us or inhibit our ability to collect and process data, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.

Privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we may in the future conduct our operations. As we receive, collect, process, use and store personal and confidential data, we are subject to diverse laws and regulations relating to data privacy and security, including, in the United States, HIPAA, and, in the EU, GDPR. In addition, in the United States, certain states have also enacted data privacy and security laws.  For example, in June  2018, California enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. Most recently, the Tax Cuts and Job Act was enacted, which, among other things, removes the penalties for not complying with the ACA’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the ACA will impact the ACA and our business. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changes the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs. We cannot predict all of the ways in which future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

•

the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to Centers for Medicare & Medicaid Services, or CMS, information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals starting in 2022, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners (manufacturers are required to submit reports to CMS by the 90th day of each calendar year);

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

The market for our drugs and drug candidates is characterized by intense competition and rapid technological advances. NERLYNX competes, and any of our other drug candidates that receives FDA approval will compete, with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products or may offer comparable performance at a lower cost. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. If our products fail to capture and maintain market share, we may not achieve sufficient product revenue and our business will suffer.

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

Our success and future growth depend, to a significant degree, on the skills and continued services of our management team, in particular Alan H. Auerbach, our Chief Executive Officer and President. If Mr. Auerbach resigns or becomes unable to continue in his present role and is not adequately replaced, our business operations could be materially adversely affected. We do not maintain “key man” life insurance for Mr. Auerbach.

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

As of December 31, 2019, we had 269 employees. Our future success depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled scientific, technical, marketing, managerial and financial personnel. Although we will seek to hire and retain qualified personnel with experience and abilities commensurate with our needs, there is no assurance that we will succeed despite their collective efforts. Competition for personnel is intense, and any failure to attract and retain the necessary technical, marketing, managerial and financial personnel would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits and product recalls.

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

Product recalls may be issued at our discretion, or at the discretion of government agencies and other entities that have regulatory authority for pharmaceutical sales. Any recall of NERLYNX could materially adversely affect our business by rendering us unable to sell NERLYNX for some time and by adversely affecting our reputation.

We may in the future engage in strategic transactions that increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

We actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses. Any potential future acquisitions or in-licensing transactions entail numerous risks, including but not limited to:

•	risks associated with satisfying the closing conditions relating to such transactions and realizing their anticipated benefits;
•	increased operating expenses and cash requirements;
•	difficulty integrating acquired technologies, products, operations, and personnel with our existing business;
•	the potential disruption of our historical core business;
•	diversion of management’s attention in connection with both negotiating the acquisition or license and integrating the business, technology or product;

•	retention of key employees;
•	difficulties in assimilating employees and corporate cultures of any acquired companies;
•	uncertainties in our ability to maintain key business relationships of any acquired companies;
•	strain on managerial and operational resources;
•	difficulty implementing and maintaining effective internal control over financial reporting at businesses that we acquire, particularly if they are not located near our existing operations;
•	exposure to unanticipated liabilities of acquired companies or companies in which we invest;
•	the potential need to write down assets or recognize impairment charges; and
•	potential costly and time-consuming litigation, including stockholder lawsuits.

As a result of these or other problems and risks, businesses, technologies or products we acquire or invest in or obtain licenses to may not produce the revenues, earnings or business synergies that we anticipated, acquired or licensed product candidates or technologies may not result in regulatory approvals, and acquired or licensed products may not perform as expected. As a result, we may incur higher costs and realize lower revenues than we had anticipated. We cannot assure you that any acquisitions or investments we have made or may make in the future will be completed or that, if completed, the acquired business, licenses, investments, products, or technologies will generate sufficient revenue to offset the negative costs or other negative effects on our business. Failure to effectively manage our growth through acquisition or in-licensing transactions could adversely affect our growth prospects, business, results of operations, financial condition, and cash flow.

In addition, we may spend significant amounts, issue dilutive securities, assume or incur significant debt obligations, incur large one-time expenses and acquire intangible assets or goodwill in connection with acquisitions and in-licensing transactions that could result in significant future amortization expense and write-offs. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business. Other pharmaceutical companies, many of which may have substantially greater financial, marketing and sales resources, compete with us for these opportunities. Even if appropriate opportunities are available, we may not be able to successfully identify them or we may not have the financial resources necessary to pursue them, and if pursued, we may be unable to structure and execute transactions in the anticipated timeframe, or at all.

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

The patents we have licensed may be affected by certain provisions of the America Invents Act, or AIA, enacted in 2011. For example, under the AIA, members of the public may seek to challenge an issued patent by petitioning the USPTO to institute a post grant proceeding, such as a Post Grant Review, or PGR, or Inter Partes Review, or IPR. Once a post grant proceeding is instituted, the USPTO may find grounds to revoke the challenged patent or specific claims therein. A similar procedure (known as a patent opposition) has existed in Europe for many years and we have defended, and continue to defend, our European patents in certain of those proceedings. We cannot predict whether any other licensed patents will become the subject of a post grant proceeding or patent opposition. If a significant product patent is successfully challenged in a post grant proceeding or patent opposition, it may be revoked, which would have a serious negative impact on our ability to maintain exclusivity in the market-place for our commercial products affected by such revocation and could adversely affect our future revenues and profitability.

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

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, and defending our intellectual property rights in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Further, licensing partners may not prosecute patents in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products, and our intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our intellectual property rights or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our proprietary rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our proprietary rights at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

If any of these events occur, our business could suffer, and the market price of our common stock may decline.

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

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	the level of sales of NERLYNX;
•	the overall demand for NERLYNX, including the customer ordering and discontinuation patterns
•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;
•	announcements regarding results of any clinical trials relating to our drug candidates;
•	announcements of medical innovations or new products by our competitors;
•	developments involving our sublicensees;
•	issuance of new or changed securities analyst reports or recommendations for our stock;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	commencement of, or developments in, litigation involving us;
•	market conditions in the biopharmaceutical industry;
•	timing and announcement of regulatory approvals;
•	changes in government regulation that affect us or the biopharmaceutical industry more generally;
•	any future sales of our common stock or other securities in connection with raising additional capital or otherwise;
•	any major change to the composition of our board of directors or management; and
•	general economic conditions and slow or negative growth of our markets.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years.  These types of lawsuits are subject to inherent uncertainties, and are expensive and time-consuming to investigate, defend and resolve. For instance, in Hsu v. Puma Biotechnology, Inc., et al., the plaintiff alleged that we and certain of our executive officers made false or misleading statements and failed to disclose material adverse facts about our business, operations, prospects and performance in violation of the Exchange Act. In February 2019, a jury found that we had liability on one of four alleged misstatements, and awarded a maximum of $4.50 per share in damages, representing approximately 5% of total claimed damages.  Trading models suggest that approximately ten million shares traded during the class period may be eligible to claim damages. Based on prior lawsuits, we believe that the number of stockholders who submit proof of claims sufficient to recover damages is typically in the range of 20% to 40% of the total eligible shares, and based on these assumptions, total damages after claims could range from $9 million to $18 million.  However, the total amount of aggregate class-wide damages remains uncertain and will be ascertained only after an extensive claims process and the exhaustion of any appeals, and it is possible that the total damages will be higher than this estimate.  It is also possible, as a result of the verdict, that our insurance carriers may assert a right to be paid back litigation cost reimbursements previously received by us, due to certain provisions in our insurance coverage policy.

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

Hsu vs. Puma Biotechnology, Inc., et. al.

On June 3, 2015, Hsingching Hsu, individually and on behalf of all others similarly situated, filed a class action lawsuit against us and certain of our executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG). On October 16, 2015, lead plaintiff Norfolk Pension Fund filed a consolidated complaint on behalf of all persons who purchased our securities between July 22, 2014 and May 29, 2015. A trial on the claims relating to four statements alleged to have been false or misleading was held from January 15 to January 29, 2019. At trial, the jury found that three of the four challenged statements were not false or misleading, and thus found in the defendants’ favor on those claims.  The jury found liability as to one statement and awarded a maximum of $4.50 per share in damages, which represents approximately 5% of the total claimed damages of $87.20 per share. Trading models suggest that approximately ten million shares traded during the class period may be eligible to claim damages. Based on prior lawsuits, we believe that the number of stockholders who submit proof of claims sufficient to recover damages is typically in the range of 20% to 40% of the total eligible shares. Based on these assumptions, total damages after claims could range from $9 million to $18 million. The total amount of aggregate class-wide damages remains uncertain and will be ascertained only after an extensive claims process and the exhaustion of any appeals, and it is reasonably possible that the total damages will be higher than this estimate.  However, the amount is not estimable at this time.

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

Record Holders

On February 20, 2020, we had eight holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.  We believe approximately 14,586 additional owners held our common stock in “Street Name” as of February 20, 2020.

Dividends

We have never declared or paid any cash dividends on our capital stock. Currently, we anticipate that we will retain all available funds for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits, and other factors that our board of directors deems relevant.   Additionally, we are restricted from paying cash dividends under our credit facility with Oxford.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this Annual Report, “Securities Authorized for Issuance Under Equity Compensation Plans,” is hereby incorporated by reference into this Item 5 of Part II of this Annual Report.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during fiscal year 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) made any purchases of our equity securities during the fourth quarter of 2019.

Performance Graph

The graph and table below compare the cumulative total return of our common stock from December 31, 2014, through December 31, 2019, with the cumulative total returns on (i) the Nasdaq Biotechnology Index and (ii) the Nasdaq Composite Index. The comparison assumes investment of $100 on December 31, 2014, in our common stock and in each index and, for each index, assumes reinvestment of all dividends.

The historical price performance included below is not necessarily indicative of future stock price performance.

The material in this performance graph is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report and with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Consolidated Statement of Operations Data and Other Financial Data for the years ended December 31, 2019, 2018 and 2017 and the Consolidated Balance Sheet Data as of December 31, 2019 and 2018 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The Consolidated Statement of Operations Data and Other Financial Data for the years ended December 31, 2016 and 2015 and the Consolidated Balance Sheet Data as of December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements not included herein. Historical results are not necessarily indicative of the results to be expected in the future, and the results for the years presented should not be considered indicative of our future results of operations.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except share and per share data)
Statement of Operations Data:
Product revenue, net	$211.6	$200.5	$26.2	$—	$—
License revenue	60.3	50.5	1.5	—	—
Royalty revenue	0.4	—	—	—	—
Expenses:
Cost of sales	36.8	34.6	5.6	—	—
Selling, general and administrative	141.7	146.2	106.7	53.8	31.8
Research and development	132.9	164.9	207.8	222.8	208.5
Operating loss	(39.1)	(94.7)	(292.4)	(276.6)	(240.3)
Interest income	2.8	1.8	1.2	1.0	1.0
Interest expense	(15.0)	(11.0)	(0.7)	—	—
Legal verdict expense	(16.4)	(9.0)	—	—	—
Loss on debt extinguishment	(8.1)	—	—	—	—
Other income (expense)	0.2	(0.7)	(0.1)	(0.4)	—
Total other income (expense)	(36.5)	(18.9)	0.4	0.6	1.0
Net loss	(75.6)	(113.6)	(292.0)	(276.0)	(239.3)
Net loss attributable to common stock	(75.6)	(113.6)	(292.0)	(276.0)	(239.3)
Net loss per common share—basic and diluted	$(1.95)	$(2.99)	$(7.85)	$(8.29)	$(7.45)
Weighted-average common shares outstanding—basic and diluted	38,768,653	37,942,411	37,169,678	33,295,114	32,126,094

	As of December 31,
	2019	2018	2017	2016	2015
	(in millions)
Balance Sheet Data:
Total assets	$234.9	$259.1	$165.5	$252.8	$239.8
Total liabilities	217.4	224.8	112.2	43.0	33.8
Total stockholders' equity	17.5	34.3	53.3	209.8	206.0

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in millions)
Other Financial Data:
Net cash provided by (used in) operating activities	$22.4	$(24.1)	$(172.5)	$(141.7)	$(154.5)
Net cash provided by (used in) investing activities	5.2	(57.6)	(15.4)	142.2	(85.9)
Net cash provided by (used in) financing activities	(67.1)	108.5	75.1	162.4	233.4

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company with a focus on the development and commercialization of innovative products to enhance cancer care. We in-license from Pfizer the global development and commercialization rights to PB272 (neratinib (oral)), PB272 (neratinib (intravenous)) and PB357.  Neratinib is a potent irreversible TKI that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4.  Currently, we are primarily focused on the development and commercialization of the oral version of neratinib, and our most advanced drug candidates are directed at the treatment of HER2-positive breast cancer and HER2 mutated cancers.  We believe neratinib has clinical application in the treatment of several other cancers as well, including other tumor types that over-express or have a mutation in HER2, such as breast cancer, cervical cancer, lung cancer or other solid tumors.

Prior to 2017, our efforts and resources were focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. In 2017, the FDA approved NERLYNX, formally known as PB272 (neratinib(oral)), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following trastuzumab-based therapy.  In 2018, the EC granted marketing authorization for NERLYNX in the European Union for the extended adjuvant treatment of adult patients with early state hormone receptor positive HER-2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab-based therapy.

We have entered into exclusive sub-license agreements with various parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved, in various specified regions outside of the United States, including Europe (excluding Russia and Ukraine), Canada, China, Southeast Asia, and various countries and territories in Central and South America.  We plan to continue to pursue commercialization of NERLYNX in other countries outside the United States, if approved.

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

License revenue

License revenue consists of consideration earned for performance obligations satisfied pursuant to our sub-license agreements.

Royalty revenue

Royalty revenue consists of consideration earned related to product sales made by our sub-licensees in their respective territories pursuant to our license agreements.

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

Selling, general and administrative expenses

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

Research and development expenses

Research and development, or R&D, expenses include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for manufacturing of clinical materials and clinical trials. During the years ended December 31, 2019, 2018 and 2017, our R&D expenses consisted primarily of clinical research organization, or CRO, fees; fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our clinical R&D costs as they are incurred. Internal R&D expenses primarily consist of payroll-related costs, but also include equipment costs, travel expenses and supplies.

Results of Operations

The following summarizes our results of operations for the years ended December 31, 2019 and 2018.  For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the Year Ended December 31, 2018, which was filed with the United States Securities and Exchange Commission on March 1, 2019.

Total revenue

Total revenue was approximately $272.3 million for the year ended December 31, 2019, compared to $251.0 million for the year ended December 31, 2018.

Product revenue, net

Product revenue, net was approximately $211.6 million for the year ended December 31, 2019, compared to $200.5 million for the year ended December 31, 2018.  The increase in product revenue, net was primarily attributable to a 10% increase in gross selling price that occurred in the first quarter of 2019 and again in the third quarter of 2019, partially offset by an increase in variable consideration of approximately 14% for the year ended December 31, 2019 as compared to approximately 7% for the year ended December 31, 2018.  The increase in variable consideration is primarily due to a increase in government rebates.

License revenue

License revenue was approximately $60.3 million for the year ended December 31, 2019, compared to $50.5 million for the year ended December 31, 2018. The increase in license revenue was primarily due to upfront payments for the satisfaction of our performance obligations and the satisfaction of performance-based milestones related to sub-license agreements, which resulted in greater payments than the upfront payments received in 2018.

Royalty revenue

Royalty revenue was approximately $0.4 million for the year ended December 31, 2019, compared to no royalty revenue for the year ended December 31, 2018.  The increase was due to royalty revenue recognized related to the start of product sales by our sub-licensees.

Cost of sales

Cost of sales was approximately $36.8 million for the year ended December 31, 2019, compared to $34.6 million for the year ended December 31, 2018.  The increase in cost of sales was primarily attributable to increased royalty expense due to Pfizer, directly related to the increase in product revenue, net.

Selling, general and administrative expenses:

Selling, general, and administrative expenses	For the Year Ended
in thousands	December 31,		Change
	2019	2018	$	%
Payroll and related costs	$41,415	$42,730	$(1,315)	-3.1%
Professional fees and expenses	49,060	46,366	2,694	5.8%
Travel and meetings	10,987	11,771	(784)	-6.7%
Facilities and equipment costs	5,803	5,902	(99)	-1.7%
Loss on impairment of asset	1,183	-	1,183	100.0%
Stock-based compensation	27,892	34,913	(7,021)	-20.1%
Other	5,352	4,506	846	18.8%
	$141,692	$146,188	$(4,496)	-3.1%

Total SG&A expenses decreased approximately 3.1% to $141.7 million for the year ended December 31, 2019 from $146.2 million for the year ended December 31, 2018.  The decrease is primarily attributable to the following:

•

a decrease in stock-based compensation expense of approximately $7.0 million, primarily due to a decrease of approximately $8.6 million for stock options and restricted stock units that have fully vested, and a decrease of approximately $5.6 million from employee turnover, partially offset by an increase of approximately $5.4 million from new grants, an increase of approximately $1.1 million from stock award modifications, and other immaterial fluctuations; and

•	a decrease in payroll and related costs of approximately $1.3 million, primarily due to employee turnover and a decrease in sales commission;

which were partially offset by:

•

an increase in professional fees and expenses of approximately $2.7 million, consisting of an increase of approximately $5.5 million in legal fees for various lawsuits and an increase of approximately $1.1 million in insurance premiums, partially offset by a decrease of approximately $2.8 million for consultancy efforts related to marketing and commercialization support, and other immaterial fluctuations; and

•	a loss of approximately $1.2 million in connection with our decision to sublease the right to use a portion of our leased office space recorded as an operating asset in accordance with ASC 842.

Research and development expenses:

Research and development expenses	For the Year Ended
in thousands	December 31,		Change
	2019	2018	$	%
Clinical trial expense	$51,545	$55,736	$(4,191)	-7.5%
Internal R&D	39,603	44,279	(4,676)	-10.6%
Consultant and contractors	12,268	12,813	(545)	-4.3%
Stock-based compensation	29,435	52,026	(22,591)	-43.4%
	$132,851	$164,854	$(32,003)	-19.4%

Total R&D expenses decreased approximately 19.4% to $132.9 million for the year ended December 31, 2019 from $164.9 million for the year ended December 31, 2018.  The decrease is primarily attributable to the following:

•

a decrease in stock-based compensation expense of approximately $22.6 million, primarily due to a decrease of approximately $18.5 million for stock options and restricted stock units that have fully vested, a decrease of approximately $8.7 million due to employee turnover, and other immaterial fluctuations, partially offset by an increase of approximately $5.1 million from new grants;

•

a decrease in internal R&D expense of approximately $4.7 million, primarily due to a decrease in payroll and payroll related expenses of approximately $5.3 million due to a reduction in headcount, and other immaterial fluctuations, partially offset by an increase in recruitment costs of approximately $0.6 million and other immaterial fluctuations; and

•	a decrease in clinical trial expenses of approximately $4.2 million, primarily due to the close out of certain clinical trials.

Other income and expenses:

Other income (expenses)	For the Year Ended
in thousands	December 31,		Change
	2019	2018	$	%
Interest income	$2,847	$1,796	$1,051	58.5%
Interest expense	(15,019)	(10,985)	(4,034)	36.7%
Legal verdict expense	(16,350)	(9,000)	(7,350)	81.7%
Loss on debt extinguishment	(8,103)	—	(8,103)	-100.0%
Other income (expenses)	128	(714)	842	-117.9%
	$(36,497)	$(18,903)	$(17,594)	93.1%

Interest income

For the year ended December 31, 2019, we recognized approximately $2.8 million in interest income compared to approximately $1.8 million of interest income for the year ended December 31, 2018. The increase in interest income reflects more cash invested in money market accounts and “high yield” savings accounts in 2019 compared to 2018.

Interest expense

For the year ended December 31, 2019, we recognized approximately $15.0 million in interest expense compared to $11.0 million of interest expense for the year ended December 31, 2018.  The increase in interest expense is primarily attributable to us having greater outstanding borrowings over the course of 2019 as well as a higher interest rate year over year.

Legal verdict expense

For the year ended December 31, 2019, we recognized approximately $16.4 million in legal verdict expense related to the Eshelman v. Puma Biotechnology, Inc., et al. verdict.  The legal verdict of $16.4 million is the result of our estimate of total damages payable in the matter of $22.4 million, net of $6.0 million in insurance reimbursements. For the year ended December 31, 2018, we recognized $9.0 million in legal verdict expense that represents an estimate of potential amounts that may be owed to class action participants as a result of the recent jury verdict in Hsu v. Puma Biotechnology, Inc., et al.  However, the total amount of aggregate class-wide damages is uncertain and will be ascertained only after an extensive claims process and the exhaustion of any appeals. It is also possible that the total damages will be higher than this estimate.

Loss on debt extinguishment

For the year ended December 31, 2019, we recognized approximately $8.1 million in loss on debt extinguishment related to the fees paid in connection with our debt refinancing during the second quarter of 2019 that resulted in the reduction of our long-term debt by approximately $55.0 million.

Non-GAAP Financial Measures:

In addition to our operating results, as calculated in accordance with U.S. generally accepted accounting principles, or GAAP, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance.  The following table presents our net loss and net loss per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation.  For the years ended December 31, 2019 and 2018, stock-based compensation represented approximately 75.8% and 76.5% of our net loss, respectively. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Loss and GAAP Net Loss Per Share to Non-GAAP Adjusted Net Loss Per Share

(in thousands except share and per share data)

	For the Year Ended December 31,
	2019	2018
GAAP net loss	$(75,595)	$(113,575)
Adjustments:
Stock-based compensation -
Selling, general and administrative	27,892	34,914	(1)
Research and development	29,435	52,025	(2)
Non-GAAP adjusted net loss	$(18,268)	$(26,636)

GAAP net loss per share—basic	$(1.95)	$(2.99)
Adjustment to net loss (as detailed above)	1.48	2.29
Non-GAAP adjusted basic loss per share	$(0.47)	$(0.70)	(3)

(1) To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.
(3) Non-GAAP adjusted basic net loss per share was calculated based on 38,768,653 and 37,942,411 weighted-average shares of common stock outstanding for the years ended 2019 and 2018, respectively.

Liquidity and Capital Resources

Operating Activities

We recorded net losses of approximately $75.6 million and $113.6 million for the years ended December 31, 2019 and 2018, respectively. We reported positive cash flows from operating activities of approximately $22.4 million for the year ended December 31, 2019 and reported negative cash flows from operating activities of $24.1 million for the year ended December 31, 2018.

Net cash provided by operating activities for the year ended December 31, 2019 included a net loss of $75.6 million, adjusted for non-cash items of approximately $57.3 million for stock-based compensation expense, approximately $8.1 million for depreciation and amortization, approximately $8.0 million for debt extinguishment fees, and a loss of approximately $1.2 million for the impairment of an operating lease asset.  Further changes in cash flows from operations included an increase in accrued expenses of approximately $22.6 million, an increase in post-marketing commitment liability of approximately $9.0 million, a decrease in other current assets of approximately $1.5 million, and a decrease in prepaid expenses and other of approximately $0.6 million. These changes were offset by an increase in accounts receivable, net of approximately $8.1 million, a decrease in accounts payable of approximately $1.5 million, an increase in inventory, net of approximately $0.5 million, and an increase in deferred rent of approximately $0.2 million.

Net cash used in operating activities for the year ended December 31, 2018, included a net loss of $113.6 million adjusted for non-cash items of approximately $86.9 million for stock-based compensation expense and approximately $7.4 million for depreciation and amortization.  Further changes in cash flows from operations included an increase in accounts receivable, net of approximately $11.1 million, a decrease in accounts payable of approximately $7.0 million, and increases in other current assets of approximately $1.8 million, prepaid expenses and other of approximately $0.8 million, and inventory, net of approximately $0.6 million.  These changes were offset by an increase in accrued expenses of approximately $15.8 million and deferred rent of approximately $0.4 million.

Investing Activities

During the year ended December 31, 2019, cash provided by investing activities was approximately $5.2 million.  This included the purchase of available-for-sale securities of approximately $127.2 million and the purchase of property and equipment of approximately $0.3 million, offset by the maturity of available-for-sale securities of approximately $104.6 million and the sale of available-for-sale securities of approximately $28.1 million.

During the year ended December 31, 2018, cash used in investing activities was approximately $57.6 million.  This included the purchase of available-for-sale securities of approximately $107.5 million and cash used for the purchase of property and equipment of approximately $0.6 million in connection with the expansion of our salesforce and the commercial launch of NERLYNX, offset by the maturity of available-for-sale securities of approximately $50.5 million.

Financing Activities

During the year ended December 31, 2019, cash used in financing activities was approximately $67.1 million, which consisted of $80.0 million in debt repayments, approximately $7.8 million in debt extinguishment costs, and approximately $5.6 million in debt issuance costs, offset by $25.0 million in proceeds from long-term debt and approximately $1.3 million in net proceeds from the exercise of stock options.

During the year ended December 31, 2018, cash provided by financing activities was approximately $108.5 million, which consisted of $105.0 million of incremental proceeds from the Amended Credit Facility and approximately $7.7 million of net proceeds from the exercise of stock options, partially offset by approximately $4.2 million in debt issuance costs.

Loan and Security Agreement

In October 2017, we entered into a loan and security agreement with Silicon Valley Bank, or SVB, as administrative agent, and the lenders party thereto from time to time, or the Original Lenders, including Oxford and SVB. Pursuant to the terms of the credit facility provided for by the loan and security agreement, or the Original Credit Facility, we borrowed $50 million.  In May 2018, we entered into an amendment to the loan and security agreement, which provided for an amended credit facility, or the Amended Credit Facility.  Under the Amended Credit Facility, the Original Lenders agreed to make term loans available to us in an aggregate amount of $155 million, consisting of (i) a term loan in an aggregate amount of $125 million, the proceeds of which, in part, were used to repay the $50 million we borrowed under the Original Credit Facility, and (ii) a term loan in an aggregate amount of $30 million that we drew in December 2018, which was available to us under the Amended Credit Facility as a result of achieving a specified minimum revenue milestone.  We were in compliance with all applicable financial covenants during the entire term of the Amended Credit Facility.

On June 28, 2019, or the Effective Date, we entered into a new credit facility, or the New Credit Facility, with Oxford, as collateral agent, and the lenders party thereto from time to time, including Oxford, pursuant to which we repaid the $155.0 million outstanding under the Amended Credit Facility, as well as all applicable exit and prepayment fees owed to the Original Lenders under the Amended Credit Facility, using cash on hand and $100.0 million in new borrowings from the New Credit Facility. Under the New Credit Facility, we issued to Oxford new and/or replacement secured promissory notes in an aggregate principal amount for all such promissory notes of $100.0 million evidencing the New Credit Facility. No additional capacity remains available to us under the New Credit Facility.

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

At our option, we may prepay the outstanding principal balance of any term loan in whole but not in part, subject to a prepayment fee of 3.0% of the amount prepaid if the prepayment occurs through and including the first anniversary of the funding date of such term loan, 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the funding date of such term loan through and including the second anniversary of the funding date of such term loan, and 1.0% of the amount prepaid if the prepayment occurs after the second anniversary of the funding date of such term loan and prior to the Maturity Date.

The New Credit Facility includes affirmative and negative covenants applicable to us, our current subsidiaries and any subsidiaries we create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts. We must also achieve certain product revenue targets, measured as of the last day of each fiscal quarter on a trailing year to date basis. New minimum revenue levels will be established for each fiscal year by mutual agreement of us, Oxford, as collateral agent, and the lenders under the New Credit Facility. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions.

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

As of December 31, 2019, there was $100.0 million in principal amounts outstanding under the New Credit Facility, representing all of our long-term debt outstanding as of that date, and we were in compliance with all applicable covenants under the New Credit Facility.

Current and Future Financing Needs

We did not receive or record any product revenues until the third quarter of 2017. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our R&D efforts and our commercialization efforts.

We may choose to begin new R&D efforts or we may choose to launch additional marketing efforts.  These efforts may require funding in addition to the cash and cash equivalents totaling approximately $60.0 million and $51.6 million in marketable securities available at December 31, 2019.  While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will need to generate significant revenue to sustain operations and successfully commercialize neratinib.  While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future.  Our ability to obtain funding may be adversely impacted by uncertain market conditions, our success in commercializing neratinib, unfavorable decisions of regulatory authorities or adverse clinical trial results.  The outcome of these matters cannot be predicted at this time.  We believe that our existing cash and cash equivalents and marketable securities as of December 31, 2019 and proceeds that will become available to us through product sales and license payments are sufficient to satisfy our operating cash and capital needs for at least one year after the filing of this Annual Report.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. Our contractual obligations result from leases for office space and office equipment and the principal and interest owed under our credit facility. We also have unrecognized tax benefits that, if recognized, would affect the effective tax rate at December 31, 2019.  We do not have tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefit will significantly increase or decrease within 12 months of the reporting date.  Additionally, the expected timing of payment of the obligations presented below is estimated based on current information.

The following table represents our contractual obligations as of December 31, 2019, aggregated by type (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	$34,982	$5,207	$10,848	$11,436	$7,491
Long term debt obligations (principal and interest)	135,659	9,150	63,865	62,644	—
Total	$170,641	$14,357	$74,713	$74,080	$7,491

Although we do have obligations for CRO services, the table above excludes potential payments we may be required to make under our agreements with CROs because timing of payments and actual amounts paid under those agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations, and those agreements are cancelable upon written notice by us and therefore, not long-term liabilities.  The contracts also contain variable costs and milestones that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary and therefore, are also not included in the table above.  The contracts held by us as of December 31, 2019, are summarized as follows (in thousands):

Indication	Estimated Contractual Obligation as of December 31, 2019	Months Remaining on Contract
HER2 Overexpressed/Amplified Breast Cancer (Extension)	$16,402	12
HER2 Overexpressed/Amplified Breast Cancer (Licensor Legacy Clinical Trials)	695	3
HER2 Mutated Breast Cancer and HER2 Mutated Breast Cancer with Brain Metastases	697	36
Metastatic & Adjuvant Breast Cancer	24,839	6
Pre-Clinical Research	2,288	10
Post-Clinical Research	2,335	6
HER2 Mutated Solid Tumors	22,117	14
Other	28,425	19
Total	$97,798

In regards to our contractual obligations in relation to the Pfizer in-license agreement, as consideration for the license, we are required to make substantial payments upon the achievement of certain milestones totaling approximately $187.5 million if all such milestones are achieved. These milestone amounts were not included in the table above as the timing of when or if these payments will be made is uncertain.  In connection with the FDA approval of NERLYNX in July of 2017, we triggered a one-time milestone payment pursuant to the agreement. Should we commercialize any more of the compounds licensed from Pfizer or any products containing any of these compounds, we will be obligated to pay to Pfizer annual royalties at a fixed rate in the low-to-mid teens of net sales of all such products, subject to certain reductions and offsets in some circumstances. Our royalty obligation continues, on a product-by-product and country-by-country basis, until the later of (1) the last to expire licensed patent covering the applicable licensed product in such country, or (2) the earlier of generic competition for such licensed product reaching a certain level in such country or expiration of a certain time period after first commercial sale of such licensed product in such country. In the event that we sublicense the rights granted to us under the license agreement with Pfizer to a third party, the same milestone and royalty payments are required. We can terminate the license agreement at will, or for safety concerns, in each case upon specified advance notice.

See Note 13—Income Taxes and Note 14—Commitments and Contingencies in the accompanying notes to the financial statements for a summary of our uncertain tax positions and contracts held by us as of December 31, 2019.  As of December 31, 2019, the amount of unrecognized tax benefit was $2.0 million, and is also not included in the table above as the timing of when or if these payments will be made is uncertain.

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

Revenue Recognition:

We adopted Accounting Standards Codification, or ASC, Topic 606 - Revenue from Contracts with Customers, or ASC 606, on January 1, 2017.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements, and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. We had no contracts with customers until the FDA approved NERLYNX on July 17, 2017.  Subsequent to receiving FDA approval, we entered into a limited number of arrangements with specialty pharmacies and specialty distributors in the United States to distribute NERLYNX. These arrangements are our initial contracts with customers.  We have determined that these sales channels with customers are similar.

Product Revenue, Net:

We sell NERLYNX to a limited number of specialty pharmacies and specialty distributors in the United States. These customers subsequently resell our products to patients and certain medical centers or hospitals.  In addition to distribution agreements with these customers, we enter into arrangements with health care providers and payors that provide for government mandated and/or privately negotiated rebates, chargebacks and discounts with respect to the purchase of our products.

We recognize revenue on product sales when the specialty pharmacy or specialty distributor, as applicable, obtains control of our product, which occurs at a point in time (upon delivery).  Product revenue is recorded net of applicable reserves for variable consideration.

Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods and are recorded in cost of sales.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2019 and, therefore, the transaction price was not reduced further during the year ended December 31, 2019. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances:

We generally provide customers with discounts which include incentive fees that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we compensate (through trade discounts and allowances) our customers for sales order management, data, and distribution services. However, we have determined such services received to date are not distinct from our sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations.

Product Returns:

Consistent with industry practice, we offer the specialty pharmacies and specialty distributors limited product return rights for damaged and expiring products, provided it is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. We estimate the amount of our product sales that may be returned by our customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized, as well a reduction to accounts receivables, net on the consolidated balance sheets. We currently estimate product returns using our sales information, including our visibility into the inventory remaining in the distribution channel. We have an insignificant amount of returns to date and believe that returns of our products will continue to be minimal.

Provider Chargebacks and Discounts:

Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to customers who directly purchase the product from us. Customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and a reduction to accounts receivable, net on the consolidated balance sheets. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by customers, and we generally issue credits for such amounts within a few weeks of the customer’s notification to us of the resale. Chargebacks consist of credits that we expect to issue for units that remain in the distribution channel at each reporting period-end that we expect will be sold to qualified healthcare providers, and chargebacks that customers have claimed, but for which we have not yet issued a payment.

Government Rebates:

We are subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses on the consolidated balance sheets. Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.

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

Other Incentives:

Other incentives which we offer include voluntary patient assistance programs, such as the co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue, but remains in the distribution channel at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses on the consolidated balance sheets.

License Revenue:

We recognize license revenue under certain of our sub-license agreements that are within the scope of ASC 606. The terms of these agreements may contain multiple performance obligations, which may include licenses and research and development activities. We evaluate these agreements under ASC 606 to determine the distinct performance obligations. Non-refundable, up-front fees that are not contingent on any future performance and require no consequential continuing involvement by us, are recognized as revenue when the license term commences and the licensed data, technology or product is delivered. We defer recognition of non-refundable upfront license fees if the performance obligations are not satisfied.

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

If there are multiple distinct performance obligations, we allocate the transaction price to each distinct performance obligation based on its relative standalone selling price. The standalone selling price is generally determined based on the prices charged to customers or using expected cost-plus margin. Revenue is recognized by measuring the progress toward complete satisfaction of the performance obligations using an input measure.

CANbridge Agreement

During the first quarter of 2018, we entered into the CANbridge Agreement with CANbridge, to pursue regulatory approval and commercialize NERLYNX, if approved, in the CANbridge Territory.  The license agreement granted intellectual property rights and set forth the parties’ respective obligations with respect to development, commercialization and supply of the licensed product. Pursuant to the license agreement, a non-refundable, upfront license fee was received and recognized by us as license revenue in accordance with ASC 606. The license agreement met the contract existence criteria and contained distinct, identifiable performance obligations for which the stand-alone selling prices were readily determinable and allocable.  We are obligated to supply CANbridge with the licensed product in accordance with the supply agreement entered into in connection with the license agreement.  This supply arrangement has been identified as a separate performance obligation.  We also identified the Joint Steering Committee as a separate, distinct performance obligation.  To determine the stand-alone selling price, we estimated the transaction prices, including any variable consideration, at contract inception and determined the fair value of such obligations based on similar arrangements. When determining the transaction prices, we assumed that the goods or services will be transferred to the customer based on the terms of the existing contract, and did not take into consideration the possibility of a contract being canceled, renewed, or modified. We noted there was no additional variable consideration, significant financing components, noncash consideration, or consideration payable to the customer in this agreement. This license agreement also includes potential future milestone and royalty payments due to us upon successful completion of certain separate, distinct performance obligations.  Pursuant to the CANbridge Agreement, we received an upfront payment of $30.0 million during the first quarter of 2018 and a regulatory milestone payment of $10.0 million during the fourth quarter of 2018 and will potentially receive regulatory milestone payments totaling up to $30.0 million and sales-based milestone payments totaling up to $185.0 million. In addition, we are entitled to receive double-digit royalties calculated as a percentage of net sales of the licensed products in the CANbridge Territory.  At this time, we cannot estimate if or when these milestone-related performance obligations might be achieved.

Pint Agreement

During the first quarter of 2018, we entered into the Pint Agreement with Pint.  The Pint Agreement granted intellectual property rights and set forth the respective obligations with respect to development, commercialization and supply of NERLYNX in the Pint Territory. The Pint Agreement met the contract existence criteria and contained distinct, identifiable performance obligations for which the stand-alone selling prices were readily determinable and allocable.  We are obligated to supply Pint with the licensed product during development pursuant to a supply agreement. This supply arrangement has been identified as a separate performance obligation.  To determine the respective stand-alone selling prices, we estimated the transaction prices, including any variable consideration, at contract inception and determined the fair value of such obligations based on similar arrangements.  When determining the transaction prices, we assumed that the goods or services will be transferred to the customer based on the terms of the existing contract, and did not take into consideration the possibility of a contract being canceled, renewed, or modified.  We noted there was no additional variable consideration, significant financing components, noncash consideration, or consideration payable to the customer in these agreements. Pursuant to the Pint Agreement, we received a non-deductible, non-creditable upfront payment of $10.0 million upon providing certain required documents on or before September 30, 2018 to the satisfaction of Pint.  During the quarter ended September 30, 2018 we satisfied this performance obligation and revenue has been recognized under the terms of the arrangement.  The Pint Agreement also includes potential future milestone and royalty payments due to us upon successful completion of certain separate, distinct events, such as achieving regulatory approvals.  The non-deductible, non-creditable milestones consist of certain development and commercial performance obligations, and we could earn up to approximately $24.5 million if all remaining, respective performance obligations are achieved.  In addition, we are entitled to receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products throughout the Pint Territory.  During the third quarter of 2019,we achieved a certain development-based milestone, which satisfied a performance obligation necessary to recognize the associated license revenue.  The payment associated with this license revenue is expected to be received from Pint during the third quarter of 2020.  At this time, we cannot estimate if or when the remaining milestone-related performance obligations are expected to be achieved.
Knight Agreement

During the first quarter of 2019, we entered into the Knight Agreement with Knight. Pursuant to the Knight Agreement, we granted to Knight, under certain of our intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license (i) to commercialize any product containing neratinib and certain related compounds in the Knight Territory, (ii) to seek and maintain regulatory approvals for the licensed products in the Knight Territory and (iii) to manufacture the licensed products anywhere in the world solely for the development and commercialization of the licensed products in the Knight Territory for human use, subject to the terms of the Knight Agreement and the related supply agreement.  During the first quarter of 2019, a non-refundable, upfront license fee was received and recognized as license revenue in accordance with ASC 606.  We satisfied the necessary performance obligations to recognize this license revenue under the terms of the arrangement. This license agreement met the contract existence criteria and contained distinct, identifiable performance obligations for which the stand-alone selling prices were readily determinable and allocable.  As a separate promise under the terms of the license agreement, we are obligated to supply Knight with the licensed product in accordance with the supply agreement entered in connection with the license agreement.  We are also obligated to participate in a Joint Steering Committee, which was identified as a separate performance obligation.  To determine the stand-alone selling price, we estimated the transaction prices, including any variable consideration, at contract inception and determined the fair value of such obligations based on similar arrangements. When determining the transaction prices, we assumed that the goods or services will be transferred to the customer based on the terms of the existing contract, and did not take into consideration the possibility of a contract being canceled, renewed, or modified. We noted there was no additional variable consideration, significant financing components, non-cash consideration, or consideration payable to the customer in this agreement. This license agreement also includes potential future milestone and royalty payments due to us upon successful completion of certain separate, distinct performance obligations.  Pursuant to the Knight Agreement, we received an upfront payment of $1.5 million during the first quarter of 2019 and a milestone payment of approximately $0.3 million during the third quarter of 2019, and will potentially receive regulatory and commercial milestone payments totaling up to approximately $5.6 million.  In addition, we are entitled to receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products in the Knight Territory.  At this time, we cannot estimate if or when these milestone-related performance obligations might be achieved.

Pierre Fabre Agreement and Amendment

During the first quarter of 2019, we entered into the Pierre Fabre Agreement with Pierre Fabre.  The Pierre Fabre Agreement granted intellectual property rights and set forth the parties’ respective obligations with respect to development, commercialization and supply of any pharmaceutical product containing neratinib in the Pierre Fabre Territory.  During the first quarter of 2019, we received a non-refundable, upfront license fee of $60.0 million, of which $51.0 million was recognized as license revenue in accordance with ASC 606.  We satisfied the necessary performance obligations to recognize this license revenue under the terms of the arrangement.  The Pierre Fabre Agreement met the contract existence criteria and contained distinct, identifiable performance obligations for which the stand-alone selling prices were readily determinable and allocable.  As a separate promise under the terms of the Pierre Fabre Agreement, we are obligated to supply Pierre Fabre with the licensed product in accordance with the related supply agreement.  We are also obligated to participate in a Joint Steering Committee and Transition Plan, which were identified as separate performance obligations.  To determine the respective stand-alone selling prices, we estimated the transaction prices, including any variable consideration, at contract inception and determined the fair value of such obligations based on similar arrangements.  When determining the transaction prices, we assumed that the goods or services will be transferred to the customer based on the terms of the existing contract and did not take into consideration the possibility of a contract being canceled, renewed, or modified.  We noted there was approximately $9.0 million of additional variable consideration in this agreement related to a post-marketing commitment liability, while there were no significant financing components, non-cash consideration, or consideration payable to the customer. The Pierre Fabre Agreement also includes potential future milestone and royalty payments due to us upon successful completion of certain separate, distinct performance obligations.  Pursuant to the Pierre Fabre Agreement, we will potentially receive additional regulatory and commercial milestone payments totaling up to $345.0 million. In addition, we will receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products throughout the Pierre Fabre Territory. At this time, we cannot estimate if or when these milestone-related performance obligations might be achieved.

During the fourth quarter of 2019, we entered into the Pierre Fabre Amendment with Pierre Fabre to extend the terms of the Pierre Fabre Agreement to the Pierre Fabre Amendment Territory.  Pursuant to the Pierre Fabre Amendment, we received an upfront payment of $4.0 million and will potentially receive additional regulatory and sales-based milestone payments totaling up to $3.0 million.  In addition, we will receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products throughout the Pierre Fabre Amendment Territory.  At this time, we cannot estimate if or when these milestone-related performance obligations might be achieved.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in ASU 2016-02 require organizations that lease assets, with lease terms of more than 12 months, to recognize on their balance sheet the assets and liabilities for the rights and obligations created by those leases. Consistent with GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily depends on its classification as a finance or operating lease. However, unlike previous GAAP that requires only capital leases to be recognized on the balance sheet, ASU 2016-02 requires both types of leases to be recognized on the balance sheet.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For lessees, the income statement presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively. Companies may elect to exclude short-term leases. The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We adopted ASU 2016-02 in the first quarter of 2019 using the effective date transition method. As permitted under the effective date transition method, financial information and disclosures for periods prior to the date of initial application will not be updated.  The adoption of ASU 2016-02 resulted in an increase in assets and liabilities on our consolidated balance sheets related to recording right-of-use assets and corresponding lease liabilities of approximately $21.6 million and $27.4 million, respectively. The difference between the additional lease assets and lease liabilities represent deferred rent for leases that existed as of the date of adoption. As a result of the adoption there was no material impact to the consolidated statement of operations or statement of cash flows.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, as part of its Simplification Initiative to reduce the cost and complexity in accounting for nonemployee share-based payment transactions. The amendments in ASU 2018-07, specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards, including nonemployees. ASU 2018-07 is effective for public entities for fiscal years beginning after December 15, 2018. The adoption of ASU 2018-07 did not have a material effect on our current financial position, results of operations or financial statement disclosures.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. The amendments in ASU 2018-09 do not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB ASC areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt in fiscal years beginning after December 15, 2018. The adoption of ASU 2018-09 did not have a material effect on our current financial position, results of operations or financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. We do not expect ASU 2018-13 to have a material effect on our current financial position, results of operations or financial statement disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. The amendments in ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We do not expect ASU 2019-12 to have a material effect on our current financial position, results of operations or financial statement disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invest our excess cash primarily in cash equivalents such as money market investments as of December 31, 2019. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of our outstanding term loans. As of December 31, 2019, the aggregate outstanding principal amounts of the term loans was $100 million. The term loans bear interest at an annual rate equal to the greater of (i) 9.00% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.5%. If overall interest rates had increased by 100 basis points during the year ended December 31, 2019 our interest expense would not have been materially affected.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework - 2013 (COSO 2013 framework). Based on this evaluation, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Puma Biotechnology, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Puma Biotechnology, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework - 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework - 2013.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

February 27, 2020

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our 2020 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our 2020 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our 2020 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our 2020 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our 2020 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.

Consolidated Financial Statement Schedules

(a) Documents Filed as Part of Report

(1) Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm	F-2
•	Consolidated Balance Sheets at December 31, 2019 and 2018	F-3
•	Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017	F-4
•	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2019, 2018 and 2017	F-5
•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017	F-6
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017	F-7
•	Notes to Consolidated Financial Statements	F-8

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

3.5	Third Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2019 and incorporated herein by reference)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 1, 2012 and incorporated herein by reference)

4.2#

Warrant to Purchase Shares of Common Stock of Puma Biotechnology, Inc., dated October 4, 2011, issued to Alan H. Auerbach (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011 and incorporated herein by reference)

4.3+	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

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

10.2(b)#

First Amendment to Puma Biotechnology, Inc. 2011 Incentive Award Plan (filed as Appendix A to the Company’s Proxy Statement on Form DEF 14A filed with the SEC on April 30, 2014 and incorporated herein by reference)

10.2(c)#

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

Form of Restricted Stock Unit Award Agreement, issued pursuant to the 2011 Incentive Award Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2016 and incorporated herein by reference)

10.2(k)#

Form of Stock Option Grant Notice and Stock Option Agreement, issued pursuant to the 2017 Employment Inducement Incentive Award Plan (filed as Exhibit 10.2(k) to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2019 and incorporated herein by reference)

10.3(a)

Registration Rights Agreement, dated October 4, 2011, by and among Puma, the investors listed on Exhibit A attached thereto and the Company (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed with the SEC on December 16, 2011 and incorporated herein by reference)

10.3(b)	Amendment No. 1 to Registration Rights Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2011 and incorporated herein by reference)

10.4(a)

Office Lease by and between the Company and CA - 10880 Wilshire Limited Partnership, executed on December 7, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2011 and incorporated herein by reference)

10.4(b)

First Amendment to the Office Lease, dated as of November 28, 2012, by and between the Company and CA - 10880 Wilshire Limited Partnership (filed as Exhibit 10.13(b) to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2013 and incorporated herein by reference)

10.4(c)

Second Amendment to the Office Lease, dated as of December 3, 2013, by and between the Company and CA - 10880 Wilshire Limited Partnership (filed as Exhibit 10.6(c) to the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2014 and incorporated herein by reference)

10.4(d)

Third Amendment to the Office Lease, dated as of March 18, 2014, by and between the Company and CA - 10880 Wilshire Limited Partnership (filed as Exhibit 10.5(d) to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2015 and incorporated herein by reference)

10.4(e)

Fourth Amendment to the Office Lease, dated as of July 31, 2015, by and between the Company and CA - 10880 Wilshire Limited Partnership (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015 and incorporated herein by reference)

10.5#

Employment Agreement, dated January 19, 2012, by and between the Company and Alan H. Auerbach (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2012 and incorporated herein by reference)

10.6(a)

Office Lease by and between DWF III Gateway, LLC and the Company, executed June 7, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2012 and incorporated herein by reference)

10.6(b)

First Amendment to Lease, dated as of May 19, 2014, by and between DWF III Gateway, LLC and Puma Biotechnology, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2014 and incorporated herein by reference)

10.6(c)

Second Amendment to Lease, dated as of June 10, 2014, by and between DWF III Gateway, LLC and Puma Biotechnology, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2015 and incorporated herein by reference)

10.6(d)

Third Amendment to Lease, dated as of July 21, 2015, by and between PR 707 Gateway, LLC (as sucessor in interest to DWF III Gateway, LLC) and the Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015 and incorporated herein by reference)

10.7#

Letter Agreement, dated May 2, 2012, between the Company and Richard P. Bryce (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2012 and incorporated herein by reference)

10.8#	Form of Indemnification Agreement (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 15, 2012 and incorporated herein by reference)

10.9(a)#	Amended Non-Employee Director Compensation Program (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018 and incorporated herein by reference)

10.9(b)#	Amended Non-Employee Director Compensation Program (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2019 and incorporated herein by reference)

10.10(a)*

License Agreement, dated November 20, 2017, by and between the Company and Specialised Therapeutics Asia Pte Ltd. (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2018 and incorporated herein by reference)

10.10(b)*

Amendment No. 1, dated April 20, 2018, to the License Agreement by and between the Company and Specialised Therapeutics Asia Pte Ltd. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018 and incorporated herein by reference)

10.11(a)**

Amended and Restated Loan and Security Agreement dated June 28, 2019, by and among the Company and Oxford Finance LLC, as collateral agent and lender (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2019 and incorporated herein by reference)

10.12#

Letter Agreement, dated December 8, 2017, between the Company and Douglas Hunt (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2018 and incorporated herein by reference)

10.13(a)*

Collaboration and License Agreement, dated January 30, 2018, between the Company and CANbridge Biomed Limited (as successor in interest to CANbridgepharma Limited) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018 and incorporated herein by reference)

10.13(b)*

Side Letter Agreement, dated November 19, 2018, between the Company and CANbridge Biomed Limited (as successor in interest to CANbridgepharma Limited) (filed as Exhibit 10.15(b) to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2019 and incorporated herein by reference)

10.14*

License Agreement, dated March 30, 2018, between the Company and Pint Pharma International SA (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018 and incorporated herein by reference)

10.15*

Supply Agreement, dated April 20, 2018, by and between the Company and Specialised Therapeutics Asia Pte. Ltd. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018 and incorporated herein by reference)

10.16#

Letter Agreement, dated September 28, 2018, between the Company and Maximo F. Nougues (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2018 and incorporated herein by reference)

10.17(a)*

License Agreement, dated January 9, 2019, by and between the Company and Knight Therapeutics Inc. (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2019 and incorporated herein by reference)

10.17(b)+**	Amendment to the License Agreement, dated December 18, 2019, by and between the Company and Knight Therapeutics, Inc.

10.18(a)**

License Agreement, dated March 29, 2019, by and between the Company and Pierre Fabre Medicament SAS (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019 and incorporated herein by reference)

10.18(b)+**	First Amendment to the License Agreement, dated September 17, 2019, by and between the Company and Pierre Fabre Medicament SAS

10.18(c)+**	Second Amendment to the License Agreement, dated November 25, 2019, by and between the Company and Pierre Fabre Medicament SAS

21.1+	Subsidiaries

23.1+	Consent of KPMG LLP

24.1+	Power of Attorney (included on signature page)

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Filed herewith.
++	Furnished herewith.
*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
**

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10).  Such omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.  Additionally, certain schedules and attachments to certain of these exhibits have been omitted pursuant to Regulation S-K, Item 601(a)(5).

#	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2020.

PUMA BIOTECHNOLOGY, INC.

By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President & Chief Executive Officer (Principal Executive Officer)

KNOWN BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan H. Auerbach and Maximo Nougues, or either of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof. This power of attorney shall be governed by and construed with the laws of the State of Delaware and applicable federal securities laws.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan H. Auerbach Alan H. Auerbach	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2020

/s/ Maximo Nougues Maximo Nougues	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2020

/s/ Ann C. Miller Ann C. Miller	Director	February 27, 2020

/s/ Michael P. Miller Michael P. Miller	Director	February 27, 2020

/s/ Jay M. Moyes Jay M. Moyes	Director	February 27, 2020

/s/ Hugh O’Dowd Hugh O’Dowd	Director	February 27, 2020

/s/ Adrian M. Senderowicz Adrian M. Senderowicz	Director	February 27, 2020

/s/ Troy E. Wilson Troy E. Wilson	Director	February 27, 2020

/s/ Frank E. Zavrl Frank E. Zavrl	Director	February 27, 2020

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Puma Biotechnology, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Puma Biotechnology, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013), and our report dated February 27, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for Leases as of January 1, 2019, due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 842, Leases.

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

Los Angeles, California
February 27, 2020

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$60,037	$108,419
Marketable securities	51,607	57,002
Accounts receivable, net	28,896	20,773
Inventory, net	3,170	2,625
Prepaid expenses, current	13,259	12,397
Deferred rent	154	—
Restricted cash, current	8,850	—
Other current assets	323	1,787
Total current assets	166,296	203,003
Lease right-of-use assets, net	18,522	—
Property and equipment, net	3,304	3,963
Intangible assets, net	40,461	44,408
Restricted cash, long-term	4,323	4,319
Prepaid expenses and other, long-term	1,999	3,429
Total assets	$234,905	$259,122
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,183	$20,684
Accrued expenses	69,030	46,431
Lease liabilities, current	2,624	—
Total current liabilities	90,837	67,115
Deferred rent	—	5,815
Lease liabilities, long-term	22,643	—
Post-marketing commitment liability	9,000	—
Long-term debt	94,962	151,886
Total liabilities	217,442	224,816
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 39,203,304 shares issued and outstanding at December 31, 2019 and 38,325,037 issued and outstanding at December 31, 2018	4	4
Additional paid-in capital	1,295,033	1,236,355
Accumulated other comprehensive income (loss)	62	(12)
Accumulated deficit	(1,277,636)	(1,202,041)
Total stockholders' equity	17,463	34,306
Total liabilities and stockholders' equity	$234,905	$259,122

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2019	2018	2017
Revenue:
Product revenue, net	$211,619	$200,491	$26,185
License revenue	60,250	50,500	1,500
Royalty revenue	391	—	—
Total revenue	272,260	250,991	27,685
Operating costs and expenses:
Cost of sales	36,815	34,621	5,572
Selling, general and administrative	141,692	146,188	106,693
Research and development	132,851	164,854	207,810
Total operating costs and expenses	311,358	345,663	320,075
Loss from operations	(39,098)	(94,672)	(292,390)
Other income (expenses):
Interest income	2,847	1,796	1,256
Interest expense	(15,019)	(10,985)	(720)
Legal verdict expense	(16,350)	(9,000)	—
Loss on debt extinguishment	(8,103)	—	—
Other income (expenses)	128	(714)	(101)
Total other income (expenses):	(36,497)	(18,903)	435
Net loss	$(75,595)	$(113,575)	$(291,955)
Net loss applicable to common stockholders	$(75,595)	$(113,575)	$(291,955)
Net loss per share of common stock—basic and diluted	$(1.95)	$(2.99)	$(7.85)
Weighted-average shares of common stock outstanding—basic and diluted	38,768,653	37,942,411	37,169,678

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Net loss	$(75,595)	$(113,575)	$(291,955)
Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities, net of tax of $0, $0, and $0	72	(12)	13
Reclassifications of gain on available-for-sale securities, included in “Other income (expenses)”, net of tax of $0, $0, and $0	2	—	—
Comprehensive loss	$(75,521)	$(113,587)	$(291,942)

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

				Receivables	Accumulated
			Additional	from	Other
	Common Stock		Paid-in	Exercises	Comprehensive	Accumulated
	Shares	Amount	Capital	of Options	Income (Loss)	Deficit	Total
Balance at December 31, 2016	36,826,010	$4	$1,006,344	$—	$(13)	$(796,511)	$209,824
Stock-based compensation	—	—	108,735	—	—	—	108,735
Shares issued or restricted stock units vested under employee stock plans	768,841	—	27,134	(449)	—	—	26,685
Reclassification of gain on available-for-sale securities	—	—	—	—	—	—	—
Unrealized gain on available-for- sale securities	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	(291,955)	(291,955)
Balance at December 31, 2017	37,594,851	4	1,142,213	(449)	—	(1,088,466)	53,302
Stock-based compensation	—	—	86,939	—	—	—	86,939
Shares issued or restricted stock units vested under employee stock plans	730,186	—	7,203	449	—	—	7,652
Reclassification of gain on available-for-sale securities	—	—	—	—	—	—	—
Unrealized loss on available-for- sale securities	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	(113,575)	(113,575)
Balance at December 31, 2018	38,325,037	4	1,236,355	—	(12)	(1,202,041)	34,306
Stock-based compensation	—	—	57,327	—	—	—	57,327
Shares issued or restricted stock units vested under employee stock plans	878,267	—	1,351	—	—	—	1,351
Reclassification of gain on available-for-sale securities	—	—	—	—	2	—	2
Unrealized gain on available-for- sale securities	—	—	—	—	72	—	72
Net loss	—	—	—	—	—	(75,595)	(75,595)
Balance at December 31, 2019	39,203,304	$4	$1,295,033	$—	$62	$(1,277,636)	$17,463

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(75,595)	$(113,575)	$(291,955)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,077	7,384	2,811
Stock-based compensation	57,327	86,939	108,735
Disposal of property and equipment	54	—	—
Loss on impairment of asset	1,183	—	—
Loss on debt extinguishment	8,047	—	—
Debt modification fees	—	289	—
Changes in operating assets and liabilities:
Accounts receivable, net	(8,123)	(11,103)	(9,670)
Inventory, net	(545)	(596)	(2,029)
Prepaid expenses and other	568	(840)	(1,142)
Other current assets	1,464	(1,787)	—
Accounts payable	(1,526)	(7,008)	7,657
Accrued expenses	22,599	15,783	13,222
Deferred rent	(154)	409	(99)
Post-marketing commitment liability	9,000	—	—
Net cash provided by (used in) operating activities	22,376	(24,105)	(172,470)
Investing activities:
Purchase of intangible assets	—	—	(50,000)
Purchase of property and equipment	(306)	(439)	(431)
Expenditures for leasehold improvements	—	(170)	—
Purchase of available-for-sale securities	(127,198)	(107,502)	(79,729)
Sale of available-for-sale securities	28,135	—	—
Maturity of available-for-sale securities	104,532	50,488	114,724
Net cash provided by (used in) investing activities	5,163	(57,623)	(15,436)
Financing activities:
Net proceeds from shares issued under employee stock plans	1,351	7,652	26,685
Proceeds from long-term debt	25,000	105,000	50,000
Payment of debt	(80,000)	—	—
Payment of debt extinguishment costs	(7,793)	—	—
Payment of debt issuance costs	(5,625)	(4,201)	(1,575)
Net cash (used in) provided by financing activities	(67,067)	108,451	75,110
Net (decrease) increase in cash, cash equivalents and restricted cash	(39,528)	26,723	(112,796)
Cash, cash equivalents and restricted cash, beginning of period	112,738	86,015	198,811
Cash, cash equivalents and restricted cash, end of period	$73,210	$112,738	$86,015

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases in accounts payable	$25	$—	$27
Receivables related to stock option exercises	$—	$—	$449

Supplemental disclosure of cash flow information:
Interest paid	$11,739	$8,055	$344

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation:

Business:

Puma Biotechnology, Inc., or the Company, is a biopharmaceutical company based in Los Angeles, California with a focus on the development and commercialization of innovative products to enhance cancer care. The Company in-licenses from Pfizer, Inc., or Pfizer, the global development and commercialization rights to PB272 (neratinib (oral)), PB272 (neratinib (intravenous)) and PB357. Neratinib is a potent irreversible tyrosine kinase inhibitor that blocks signal transduction through the epidermal growth factor receptors HER1, HER2 and HER4. Currently, the Company is primarily focused on the development and commercialization of the oral version of neratinib, and its most advanced drug candidates are directed at the treatment of HER2-positive breast cancer and HER2 mutated cancers. The Company believes neratinib has clinical application in the treatment of several other cancers as well, including other tumor types that over-express or have a mutation in HER2, such as breast cancer, cervical cancer, lung cancer or other solid tumors.

The Company has two subsidiaries, Puma Biotechnology Ltd., a United Kingdom company, and Puma Biotechnology, B.V., a Netherlands company.  These subsidiaries were established for the purpose of legal representation in the United Kingdom and the European Union.

Basis of Presentation:

The Company is focused on developing and commercializing neratinib for the treatment of patients with HER2-positive breast cancer, HER2 mutated non-small cell lung cancer, HER2-negative breast cancer that has a HER2 mutation and other solid tumors that have an activating mutation in HER2.  The Company has reported a net loss of approximately $75.6 million and cash flows from operations of approximately $22.4 million for the year ended December 31, 2019.  The Company believes that it will continue to incur net losses and may incur negative net cash flows from operating activities through the drug development process and global commercialization.

The Company has incurred significant operating losses since its inception.  In 2017, the Company received FDA approval for its first product, NERLYNX® (neratinib), formerly known as PB272 (neratinib (oral)), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy.  Following FDA approval in July 2017, NERLYNX became available by prescription in the United States, and the Company commenced commercialization.

The Company in-licenses PB272 (neratinib (oral)), PB272 (neratinib (intravenous)) and PB357, as well as certain related compounds, from Pfizer. The Company is required to make substantial payments to Pfizer upon the achievement of certain milestones and has contractual obligations for clinical trial contracts.

The Company has entered into other exclusive sub-license agreements with various parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved, in numerous regions outside the United States, including Europe (excluding Russia and Ukraine), Canada, China, Southeast Asia, and various countries and territories in Central and South America.  The Company plans to continue to pursue commercialization of NERLYNX in other countries outside the United States, if approved.

The Company’s commercialization, research and development, or R&D, or marketing efforts may require funding in addition to the cash and cash equivalents totaling approximately $60.0 million and marketable securities totaling approximately $51.6 million available at December 31, 2019.  The Company believes that its existing cash and cash equivalents and marketable securities as of December 31, 2019 and proceeds that will become available to the Company through product sales and license payments are sufficient to satisfy its operating cash needs for at least one year after the filing of the Annual Report on Form 10-K in which these financial statements are included. The Company continues to remain dependent on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib.  While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future.  The Company’s ability to obtain funding may be adversely impacted by uncertain market conditions, the Company’s success in commercializing neratinib, unfavorable decisions of regulatory authorities or adverse clinical trial results.  The outcome of these matters cannot be predicted at this time.  Additionally, the terms of the Company’s loan and security agreement place restrictions on the Company’s ability to operate the business and on the Company’s financial flexibility, and the Company may be unable to achieve the revenue necessary to incur additional borrowings under its loan and security agreement or to satisfy the minimum revenue covenants.

Since its inception through December 31, 2019, the Company’s financing has primarily been proceeds from product and license revenue, public offerings of its common stock, private equity placements, and borrowings under its loan and security agreement.

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

Use of Estimates:

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the balance sheet, and reported amounts of revenues and expenses for the period presented. Accordingly, actual results could differ from those estimates.

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

Net Loss per Share of Common Stock:

Basic net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented, as required by Accounting Standards Codification, or ASC, 260, Earnings per Share. For purposes of calculating diluted loss per share of common stock, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents, such as stock options, restricted stock units, or RSUs and warrants. A common stock equivalent is not included in the denominator when calculating diluted earnings per common share if the effect of such common stock equivalent would be anti-dilutive. For the year ended December 31, 2019, potentially dilutive securities excluded from the calculations were 5,042,325 shares issuable upon exercise of options, 2,116,250 shares issuable upon exercise of a warrant, and 1,991,125 shares underlying RSUs that were subject to vesting and were antidilutive. For the year ended December 31, 2018, potentially dilutive securities excluded from the calculations were 5,708,544 shares issuable upon exercise of options, 2,116,250 shares issuable upon exercise of a warrant, and 1,838,670 shares underlying RSUs that were subject to vesting and were antidilutive. For the year ended December 31, 2017, potentially dilutive securities excluded from the calculations were 6,134,513 shares issuable upon exercise of options, 2,116,250 shares issuable upon exercise of a warrant, and 1,637,662 shares underlying RSUs that were subject to vesting and were antidilutive.

Revenue Recognition:

The Company adopted ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, on January 1, 2017.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements, and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. The Company had no contracts with customers until the FDA approved NERLYNX on July 17, 2017.  Subsequent to receiving FDA approval, the Company entered into a limited number of arrangements with specialty pharmacies and specialty distributors in the United States to distribute NERLYNX. These arrangements are the Company’s initial contracts with customers.  The Company has determined that these sales channels with customers are similar.

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

The Company recognizes revenue on product sales when the specialty pharmacy or specialty distributor, as applicable, obtains control of the Company's product, which occurs at a point in time (upon delivery).  Product revenue is recorded net of applicable reserves for variable consideration, including discounts and allowances.  The Company’s payment terms range between 10 and 65 days.

Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods and are recorded in cost of sales.

If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue.  The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less.  However, no such costs were incurred during the year ended December 31, 2019.

Product revenue from each of the Company’s customers who individually accounted for 10% or more of total revenues consisted of the following:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
CVS/Caremark	34%	39%	38%
Accredo/Acaria	22%	25%	23%
Diplomat	10%	13%	13%

Reserves for Variable Consideration:

Revenue from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established.  Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its customers, payors, and other indirect customers relating to the Company’s sale of its products.  These reserves, as detailed below, are based on the related sales, and are classified as reductions of accounts receivable, net or as a current liability.  These estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method in ASC 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns.  Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2019 and, therefore, the transaction price was not reduced further during the year ended December 31, 2019. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances:

The Company generally provides customers with discounts, which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized.  The reserve for discounts is established in the same period that the related revenue is recognized, together with reductions to accounts receivables, net on the consolidated balance sheets.  In addition, the Company compensates its customers for sales order management, data, and distribution services.  The Company has determined such services received to date are not distinct from the Company’s sale of products to its customers and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations.

Product Returns:

Consistent with industry practice, the Company offers the specialty pharmacies and specialty distributors that are its customers limited product return rights for damaged and expiring product, provided it is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement.  The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as a reduction to accounts receivables, net on the consolidated balance sheets.  The Company currently estimates product returns using its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company has an insignificant amount of returns to date and believes that returns of its products will continue to be minimal.

Provider Chargebacks and Discounts:

Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to its customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers.  The reserve for chargebacks are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and a reduction to accounts receivable, net on the consolidated balance sheets. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by customers, and the Company generally issues credits for such amounts within a few weeks of the customer’s notification to the Company of the resale.  Chargebacks consist of credits the Company expects to issue for units that remain in the distribution channel at each reporting period-end that the Company expects will be sold to qualified healthcare providers and chargebacks that customers have claimed, but for which the Company has not yet issued a payment.

Government Rebates:

The Company is subject to discount obligations under state Medicaid programs and Medicare.  These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included in accrued expenses on the consolidated balance sheets.  The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimates of future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.

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

Other Incentives:

Other incentives the Company offers include voluntary patient assistance programs, such as the co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors.  The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue, but remains in the distribution channel at the end of each reporting period.  The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included as a component of accrued expenses on the consolidated balance sheets.

License Revenue:

The Company also recognizes license revenue under certain of the Company’s sub-license agreements that are within the scope of ASC 606.  The terms of these agreements may contain multiple performance obligations, which may include licenses and research and development activities.  The Company evaluates these agreements under ASC 606 to determine the distinct performance obligations.  Non-refundable, upfront fees that are not contingent on any future performance and require no consequential continuing involvement by the Company, are recognized as revenue when the license term commences and the licensed data, technology or product is delivered.  The Company defers recognition of non-refundable upfront license fees if the performance obligations are not satisfied.

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

If there are multiple distinct performance obligations, the Company allocates the transaction price to each distinct performance obligation based on its relative standalone selling price.  The standalone selling price is generally determined based on the prices charged to customers or using expected cost-plus margin.  Revenue is recognized by measuring the progress toward complete satisfaction of the performance obligations using an input measure.

CANbridge Agreement

During the first quarter of 2018, the Company entered into a sub-license agreement, or the CANbridge Agreement, with CANbridge Limited, or CANbridge, to pursue regulatory approval and commercialize NERLYNX, if approved, in the People’s Republic of China (including mainland China, Hong Kong, Macao, and Taiwan), or the CANbridge Territory.  The CANbridge Agreement granted intellectual property rights and set forth the parties’ respective obligations with respect to development, commercialization and supply of the licensed product. Pursuant to the CANbridge Agreement, a non-refundable, upfront license fee was received and recognized by the Company as license revenue in accordance with ASC 606. The CANbridge Agreement met the contract existence criteria and contained distinct, identifiable performance obligations for which the stand-alone selling prices were readily determinable and allocable.  The Company is obligated to supply CANbridge with the licensed product in accordance with the supply agreement entered into in connection with the CANbridge Agreement.  This supply arrangement has been identified as a separate performance obligation.  The Company also identified the Joint Steering Committee as a separate, distinct performance obligation.  To determine the stand-alone selling price, the Company estimated the transaction prices, including any variable consideration, at contract inception and determined the fair value of such obligations based on similar arrangements. When determining the transaction prices, the Company assumed that the goods or services will be transferred to the customer based on the terms of the existing contract, and did not take into consideration the possibility of a contract being canceled, renewed, or modified.  The Company noted there was no additional variable consideration, significant financing components, noncash consideration, or consideration payable to the customer in this agreement. The CANbridge Agreement also includes potential future milestone and royalty payments due to the Company upon successful completion of certain separate, distinct performance obligations.  Pursuant to the CANbridge Agreement, the Company received an upfront payment of $30.0 million during the first quarter of 2018 and a regulatory milestone payment of $10.0 million during the fourth quarter of 2018 and will potentially receive regulatory milestone payments totaling up to $30.0 million and sales-based milestone payments totaling up to $185.0 million.  In addition, the Company is entitled to receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products in the CANbridge Territory.  At this time, the Company cannot estimate if or when these milestone-related performance obligations might be achieved.

Pint Agreement

During the first quarter of 2018, the Company entered into a sub-license agreement, or the Pint Agreement, with Pint Pharma International SA, or Pint.  The Pint Agreement granted intellectual property rights and set forth the respective obligations with respect to development, commercialization and supply of NERLYNX in Mexico and 21 countries and territories in Central and South America, or the Pint Territory. The Pint Agreement met the contract existence criteria and contained distinct, identifiable performance obligations for which the stand-alone selling prices were readily determinable and allocable.  The Company is obligated to supply Pint with the licensed product during development pursuant to a supply agreement.  This supply arrangement has been identified as a separate performance obligation.  To determine the respective stand-alone selling prices, the Company estimated the transaction prices, including any variable consideration, at contract inception and determined the fair value of such obligations based on similar arrangements.  When determining the transaction prices, the Company assumed that the goods or services will be transferred to the customer based on the terms of the existing contract and did not take into consideration the possibility of a contract being canceled, renewed, or modified.  The Company noted there was no additional variable consideration, significant financing components, noncash consideration, or consideration payable to the customer in these agreements.  Pursuant to the Pint Agreement, the Company received a non-deductible, non-creditable upfront payment of $10.0 million upon providing certain required documents on or before September 30, 2018 to the satisfaction of Pint.  During the third quarter of 2018, the Company satisfied this performance obligation, and revenue has been recognized under the terms of the arrangement.  The Pint Agreement also includes potential future milestone and royalty payments due to the Company upon successful completion of certain performance obligations, such as achieving regulatory approvals.   The non-deductible, non-creditable milestones consists of certain development and commercial performance obligations, and the Company could earn up to approximately $24.5 million if all remaining, respective performance obligations are achieved.  In addition, the Company is entitled to receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products throughout the Pint Territory.  During the third quarter of 2019, the Company achieved a certain development-based milestone, which satisfied a performance obligation necessary to recognize the associated license revenue.  The payment associated with this license revenue is expected to be received from Pint during the third quarter of 2020.  At this time, the Company cannot estimate if or when the remaining milestone-related performance obligations might be achieved.

Knight Agreement

During the first quarter of 2019, the Company entered into a sub-license agreement, or the Knight Agreement, with Knight Therapeutics, Inc., or Knight. Pursuant to the Knight Agreement, the Company granted to Knight, under certain of the Company’s intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license (i) to commercialize any product containing neratinib and certain related compounds in Canada, or the Knight Territory, (ii) to seek and maintain regulatory approvals for the licensed products in the Knight Territory and (iii) to manufacture the licensed products anywhere in the world solely for the development and commercialization of the licensed products in the Knight Territory for human use, subject to the terms of the Knight Agreement and the related supply agreement.  During the first quarter of 2019, a non-refundable, upfront license fee was received and recognized as license revenue in accordance with ASC 606.  The Company satisfied the necessary performance obligations to recognize this license revenue under the terms of the arrangement. This license agreement met the contract existence criteria and contained distinct, identifiable performance obligations for which the stand-alone selling prices were readily determinable and allocable.  As a separate promise under the terms of the license agreement, the Company is obligated to supply Knight with the licensed product in accordance with the supply agreement entered in connection with the license agreement.  The Company is also obligated to participate in a Joint Steering Committee, which was identified as a separate performance obligation.  To determine the stand-alone selling price, the Company estimated the transaction prices, including any variable consideration, at contract inception and determined the fair value of such obligations based on similar arrangements. When determining the transaction prices, the Company assumed that the goods or services will be transferred to the customer based on the terms of the existing contract, and did not take into consideration the possibility of a contract being canceled, renewed, or modified. The Company noted there was no additional variable consideration, significant financing components, non-cash consideration, or consideration payable to the customer in this agreement. This license agreement also includes potential future milestone and royalty payments due to the Company upon successful completion of certain separate, distinct performance obligations.  Pursuant to the Knight Agreement, the Company received an upfront payment of $1.5 million during the first quarter of 2019 and a milestone payment of approximately $0.3 million during the third quarter of 2019 and will potentially receive upfront, regulatory and commercial milestone payments totaling up to approximately $5.6 million.  In addition, the Company is entitled to receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products in the Knight Territory.  At this time, the Company cannot estimate when these milestone-related performance obligations might be achieved.

Pierre Fabre Agreement and Amendment

During the first quarter of 2019, the Company entered into a sub-license agreement, or the Pierre Fabre Agreement, with Pierre Fabre Medicament SAS, or Pierre Fabre.  The Pierre Fabre Agreement granted intellectual property rights and set forth the parties’ respective obligations with respect to development, commercialization and supply of any pharmaceutical product containing neratinib in European countries excluding Russia and Ukraine, along with countries in North Africa and francophone countries of West Africa, or the Pierre Fabre Territory.  During the first quarter of 2019, the Company received a non-refundable, upfront license payment of $60.0 million, of which, $51.0 million was recognized as license revenue in accordance with ASC 606.  The Company satisfied the necessary performance obligations to recognize this license revenue under the terms of the arrangement.  The Pierre Fabre Agreement met the contract existence criteria and contained distinct, identifiable performance obligations for which the stand-alone selling prices were readily determinable and allocable.  As a separate promise under the terms of the Pierre Fabre Agreement, the Company is obligated to supply Pierre Fabre with the licensed product in accordance with the related supply agreement.  The Company is also obligated to participate in a Joint Steering Committee and Transition Plan, which were identified as separate performance obligations.  To determine the respective stand-alone selling prices, the Company estimated the transaction prices, including any variable consideration, at contract inception and determined the fair value of such obligations based on similar arrangements.  When determining the transaction prices, the Company assumed that the goods or services will be transferred to the customer based on the terms of the existing contract and did not take into consideration the possibility of a contract being canceled, renewed, or modified.  The Company noted there was approximately $9.0 million of additional variable consideration in this agreement related to a post-marketing commitment liability, while there were no significant financing components, non-cash consideration, or consideration payable to the customer. The post-marketing commitment liability will be reimbursed to Pierre Fabre as expenses are incurred or services performed.  The Pierre Fabre Agreement also includes potential future milestone and royalty payments due to the Company upon successful completion of certain separate, distinct performance obligations.  Pursuant to the Pierre Fabre Agreement, the Company will potentially receive additional regulatory and commercial milestone payments totaling up to $345.0 million. In addition, the Company will receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products throughout the Pierre Fabre Territory. At this time, the Company cannot estimate if or when these milestone-related performance obligations might be achieved.

During the fourth quarter of 2019, the Company entered into a license amendment, or the Pierre Fabre Amendment, with Pierre Fabre to extend the terms of the Pierre Fabre Agreement to the Middle East, South Africa, Sudan and Turkey, or the Pierre Fabre Amendment Territory.  Pursuant to the Pierre Fabre Amendment, the Company received an upfront payment of $4.0 million and will potentially receive additional regulatory and sales-based milestone payments totaling up to $3.0 million.  In addition, the Company will receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products throughout the Pierre Fabre Amendment Territory.  At this time, the Company cannot estimate if or when these milestone-related performance obligations might be achieved.

Royalty Revenue:

Royalty revenue consists of consideration earned related to international sales of NERLYNX made by the Company’s sub-licensees in their respective territories.  The Company recognizes royalty revenue when the performance obligations have been satisfied.

Royalties:

Royalties incurred in connection with the Company’s license agreement with Pfizer, as disclosed in Note 14—Commitments and Contingencies, are expensed to cost of sales as revenue from product sales is recognized.

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

Stock-Based Compensation:

Stock option awards:

ASC Topic 718, Compensation-Stock Compensation, or ASC 718, requires the fair value of all share-based payments to employees and nonemployees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. Under ASC 718, employee and nonemployee option grants are generally valued at the grant date and those valuations do not change once they have been established. The fair value of each option award is estimated on the grant date using the Black-Scholes Option Pricing Method. As allowed by ASC 718, the Company’s estimate of expected volatility is based on its average volatilities using its past six years of publicly traded history.  Prior to 2018, while the Company had a short period of publicly traded stock history, the Company calculated its estimate of average volatility based on a sampling of companies with similar attributes.  Beginning in 2018, the Company estimated its expected volatility based on its average volatilities using its past six years of publicly traded stock history, including industry, stage of life cycle, size and financial leverage. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. Option forfeitures are estimated when the option is granted to reduce the option expense to be recognized over the life of the award. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools, actual forfeiture experience and other factors. The option expense is “trued-up” upon the actual forfeiture of a stock option grant and the Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Due to its limited history of stock option exercises, the Company uses the simplified method to determine the expected life of the option grants. Compensation expense related to modified stock options is measured based on the fair value for the awards as of the modification date.  Any incremental compensation expense arising from the excess of the fair value of the awards on the modification date compared to the fair value of the awards immediately before the modification date is recognized at the modification date or ratably over the requisite service period, as appropriate.

Restricted stock units:

RSUs are valued on the grant date and the fair value of the RSUs is equal to the market price of the Company’s common stock on the grant date.  The RSU expense is recognized over the requisite service period.  When the requisite service period begins prior to the grant date (because the service inception date occurs prior to the grant date), the Company is required to begin recognizing compensation cost before there is a measurement date (i.e., the grant date).  The service inception date is the beginning of the requisite service period.  If the service inception date precedes the grant date, accrual of compensation cost for periods before the grant date shall be based on the fair value of the award at the reporting date.  In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on fair value at the grant date rather than the fair value previously used at the service inception date (or any subsequent reporting date). RSU forfeitures are estimated when the RSU is granted to reduce the RSU expense to be recognized over the life of the award.  The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools, actual forfeiture experience and other factors. The RSU expense is “trued-up” upon the actual forfeiture of a RSU grant and the Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates.  Compensation expense related to modified restricted stock units is measured based on the fair value for the awards as of the modification date.  Any incremental compensation expense arising from the excess of the fair value of the awards on the modification date compared to the fair value of the awards immediately before the modification date is recognized at the modification date or ratably over the requisite service period, as appropriate.

Warrants:

Warrants (refer to Note 11 for further details) granted to employees and nonemployees are normally valued at the fair value of the instrument on the grant date and are recognized in the statement of operations over the requisite service period. When the requisite service period precedes the grant date and a market condition exists in the warrant, the Company values the warrant using the Monte Carlo Simulation Method. When the terms of the warrant become fixed, the Company values the warrant using the Black-Scholes Option Pricing Method. As allowed by ASC 718 for companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility is based on the average volatilities of a sampling of eight to nine companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant valuation. In determining the value of the warrant until the terms are fixed, the Company factors in the probability of the market condition occurring and several possible scenarios. When the requisite service period precedes the grant date and is deemed to be complete, the Company records the fair value of the warrant at the time of issuance as an equity stock-based compensation transaction. The grant date is determined when all pertinent information, such as exercise price and quantity are known.

Income Taxes:

The Company follows ASC Topic 740, Income Taxes, or ASC 740, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  As of December 31, 2019, the Company’s uncertain tax position reserves include a reserve for its R&D credits.

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

Cash and Cash Equivalents:

The Company classifies all highly liquid instruments with an original maturity of three months or less as cash equivalents.

Restricted Cash:

Restricted cash represents cash held at financial institutions that are pledged as collateral for stand-by letters of credit for lease and legal verdict commitments.  The lease related letters of credit will lapse at the end of the respective lease terms through 2026.  At December 31, 2019 and 2018, the Company had restricted cash in the amount of $13.2 million and $4.3 million, respectively.

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

Assets Measured at Fair Value on a Recurring Basis:

ASC Topic 820, Fair Value Measurement, or ASC 820, provides a single definition of fair value and a common framework for measuring fair value as well as disclosure requirements for fair value measurements used in financial statements. Under ASC 820, fair value is determined based upon the exit price that would be received by a company to sell an asset or paid by a company to transfer a liability in an orderly transaction between market participants, exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company uses the most advantageous market, which is the market from which the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. ASC 820 creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest.

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

Following are the major categories of assets measured at fair value on a recurring basis as of December 31, 2019 and 2018, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

December 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents	$41,295	$—	$—	$41,295
Commercial paper	—	—	—	—
Corporate bonds	—	41,557	—	41,557
U.S. government securities	10,050	—	—	10,050
Totals	$51,345	$41,557	$—	$92,902

December 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents	$83,329	$2,987	$—	$86,316
Commercial paper	—	35,941	—	35,941
Corporate bonds	—	18,077	—	18,077
U.S. government securities	2,984	—	—	2,984
Totals	$86,313	$57,005	$—	$143,318

The Company’s investments in commercial paper, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
December 31, 2019	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$41,295	$—	$—	$41,295
Commercial paper	Less than 1	—	—	—	—
Corporate bonds	Less than 1	41,507	50	—	41,557
U.S. government securities	Less than 1	10,038	12	—	10,050
Totals		$92,840	$62	$—	$92,902

	Maturity	Amortized	Unrealized		Estimated
December 31, 2018	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$86,316	$—	$—	$86,316
Commercial paper	Less than 1	35,941	—	—	35,941
Corporate bonds	Less than 1	18,089	—	(12)	18,077
U.S. government securities	Less than 1	2,984	—	—	2,984
Totals		$143,330	$—	$(12)	$143,318

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, marketable securities, and accounts receivable, net.  The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at December 31, 2019, were approximately $77.3 million.  The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held.  Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

The Company sells its products in the United States primarily through specialty pharmacies and specialty distributors. Therefore, wholesale distributors and large pharmacy chains account for a large portion of its accounts receivables, net and product revenues, net.  The creditworthiness of its customers is continuously monitored, and the Company has internal policies regarding customer credit limits.  The Company estimates an allowance for doubtful accounts primarily based on the credit worthiness of its customers, historical payment patterns, aging of receivable balances and general economic conditions.  The Company recorded $0 as an allowance for doubtful accounts in the years ended December 31, 2019, 2018, and 2017.

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

Inventory:

The Company values its inventories at the lower of cost and estimated net realizable value.  The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis.  The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified.  Such impairment charges, should they occur, are recorded within the cost of sales in the consolidated statements of comprehensive loss.  The determination of whether inventory costs will be realizable requires estimates by management.  If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded as a cost of sales in the consolidated statements of operations.

The Company capitalizes inventory costs associated with the Company’s products after regulatory approval, if any, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized.  Inventory totaling $4.5 million, acquired prior to receipt of marketing approval of a product candidate, was recorded as research and development expense in the year ended December 31, 2017.  Inventory that can be used in either the production of clinical or commercial product is recorded as research and development expense when selected for use in a clinical trial.  Starter kits, provided to patients prior to insurance approval, are expensed by the Company to selling, general and administrative expense as incurred.

As of December 31, 2019, the Company’s inventory balance consisted primarily of raw materials purchased subsequent to FDA approval of NERLYNX.

Property and Equipment, Net:

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer hardware and software, three years for phone equipment, and seven years for furniture and fixtures.  Leasehold improvements are amortized using the straight-line method over the lesser of the useful life or the lease term.  Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to operations.  Repairs and maintenance costs are expensed as incurred.

The Company reviews its long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as required by ASC Topic 360, Property, Plant, and Equipment, or ASC 360.  The Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows over the life of the asset to its carrying value on the consolidated balance sheet.  If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would then determine the fair value of the long-lived asset and recognize an impairment loss for the amount in excess of the carrying value.

Leases:

In February 2016, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, or ASU, which requires lessees to recognize most leases on the balance sheet with a corresponding right-of-use asset, or ROU asset.  ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  The assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. ROU assets are evaluated for impairment using the long-lived assets impairment guidance, as required by ASC 360. A significant indication of impairment of an ROU asset would include a change in the extent or manner in which the asset is being used. The Company must make assumptions which underlie the most significant and subjective estimates in determining whether any impairment exists.  Those estimates, and the underlying assumptions, include estimates of future cash flow utilizing market lease rates and determination of fair value. If an ROU asset related to an operating lease is impaired, the carrying value of the ROU asset post-impairment should be amortized on a straight-line basis through the earlier of the end of the useful life of the ROU asset or the end of the lease term. Post impairment, a lessee must calculate the amortization of the ROU asset and interest expense on the lease liability separately, although the sum of the two continues to be presented as a single lease cost. If a lease is planned to be abandoned with no intention of subleasing, the ROU asset should be assessed for impairment.

Leases will be classified as financing or operating, which will drive the expense recognition pattern. For lessees, the income statement presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively.  The Company has elected to exclude short-term leases if and when the Company has them.  The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.  The Company adopted this guidance as of January 1, 2019, the required effective date, using the effective date transition method. As permitted under the effective date transition method, financial information and disclosure for periods prior to the date of initial application will not be updated.  An adjustment to opening retained earnings was not required in conjunction with the Company’s adoption. For additional information, see Note 7—Leases.   The Company has elected not to reassess whether expired or existing contracts contain leases, nor did it reassess the classification of existing leases as of the adoption date.

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

The incremental borrowing rate, or IBR, represents the rate of interest that the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.  When determinable, the Company uses the rate implicit in the lease to determine the present value of lease payments.  As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.  The Company’s average IBR for existing leases on the transition date (January 1, 2019) was calculated as 10.9%.

Since adoption of the standard, the Company decided to cease the use of a portion of its leased office space. In connection with the decreased need for the right to use the ROU asset, the Company entered into a sublease for the underlying asset, in which the sublease income is less than the original lease payments, indicating impairment. In performing the recoverability test on the effective date, the undiscounted future estimated cash flows and carrying value were identified for the subleased portion of the leased building, as an individual asset group, defined under ASC 360. The undiscounted future cash flows were determined to be less than the carrying value of the asset. To determine if there was an impairment, the Company then compared the fair value of the asset, based on the present value of the sublessee payments using the original discount rate of 10.9% as the best representation of the market value, to the carrying value. A reduction to the carrying value of the ROU asset was recorded of approximately $1.2 million representing the fair value amount in excess of the carrying value, with a corresponding impairment charge recorded as selling, general and administration expense, in the consolidated statements of operations for the year ended December 31, 2019.

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

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. In connection with the FDA approval of NERLYNX in July 2017, the Company triggered a one-time milestone payment pursuant to its license agreement with Pfizer. The Company capitalized the milestone payment as an intangible asset and is amortizing the asset to cost of sales on a straight-line basis over the estimated useful life of the licensed patent through 2030. The Company recorded amortization expense related to its intangible asset of $3.9 million, $3.9 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, estimated future amortization expense related to the Company’s intangible asset was approximately $3.9 million for each year starting 2020 through 2029, and $1.0 million for 2030.

Recently Issued Accounting Standards:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in ASU 2016-02 require organizations that lease assets, with lease terms of more than 12 months, to recognize on their balance sheet the assets and liabilities for the rights and obligations created by those leases. Consistent with GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily depends on its classification as a finance or operating lease. However, unlike previous GAAP that requires only capital leases to be recognized on the balance sheet, ASU No. 2016-02 requires both types of leases to be recognized on the balance sheet.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For lessees, the income statement presentation and expense recognition pattern for financing and operating leases is similar to the current model for capital and operating leases, respectively. Companies may elect to exclude short-term leases. The update also requires additional disclosures that will better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted ASU No. 2016-02 in the first quarter of 2019 using the effective date transition method. As permitted under the effective date transition method, financial information and disclosure for periods prior to the date of initial application will not be updated.  The adoption of ASU No. 2016-02 resulted in an increase in its assets and liabilities on its consolidated balance sheets related to recording right-of-use assets and corresponding lease liabilities of approximately $21.6 million and $27.4 million, respectively. The difference between the additional lease assets and lease liabilities represent deferred rent for leases that existed as of the date of adoption. As a result of the adoption there was no material impact to the consolidated statement of operations or statement of cash flows.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, as part of its Simplification Initiative to reduce the cost and complexity in accounting for nonemployee share-based payment transactions. The amendments in ASU 2018-07, specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards, including nonemployees. ASU 2018-07 is effective for public entities for fiscal years beginning after December 15, 2018. The adoption of ASU 2018-07 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. The amendments in ASU 2018-09 do not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB ASC areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt in fiscal years beginning after December 15, 2018. The adoption of ASU 2018-09 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company does not expect ASU 2018-13 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In December 2019, the FASB issued ASU No 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. The amendments in ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company does not expect ASU 2019-12 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

Note 3—Accounts Receivable, Net:

Accounts receivable, net consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Accounts receivable, net	$26,396	$20,773
License revenue receivable	2,500	—
Total accounts receivable, net	$28,896	$20,773

Accounts receivable, net, consists entirely of amounts owed from the Company’s customers related to product sales.  The license revenue receivable relates to amounts owed from Pint relating to license revenue recognized during the third quarter of 2019. The Company recorded $0 as an allowance for doubtful accounts in the years ended December 31, 2019 and 2018.

Note 4—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following at December 31 (in thousands):

	December 31, 2019	December 31, 2018
Current:
CRO services	$4,810	$5,824
Other clinical development	2,043	888
Insurance	3,452	2,446
Professional fees	544	272
Other	2,410	2,967
	13,259	12,397
Long-term:
CRO services	400	1,073
Other clinical development	468	650
Other	1,131	1,706
	1,999	3,429
Totals	$15,258	$15,826

Other prepaid amounts consist primarily of deposits, licenses, subscriptions, and software.

Note 5—Other Current Assets:

Other current assets consisted of the following at December 31 (in thousands):

	December 31, 2019	December 31, 2018
Insurance receivable	$—	$1,175
Other	323	612
Totals	$323	$1,787

Other current asset amounts consist primarily of capitalized sublease commission and a sublease tenant improvement allowances, net of amortization.

Note 6—Property and Equipment:

Property and equipment consisted of the following at December 31 (in thousands):

	December 31, 2019	December 31, 2018
Leasehold improvements	$3,779	$4,048
Computer equipment	2,698	2,402
Telephone equipment	340	343
Furniture and fixtures	2,346	2,346
	9,163	9,139
Less: accumulated depreciation	(5,859)	(5,176)
Totals	$3,304	$3,963

For the years ended December 31, 2019, 2018, and 2017, the Company incurred depreciation expense of $0.9 million, $1.1 million, and $1.1 million, respectively.

Note 7—Leases:

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

In June 2012, the Company entered into a long-term lease agreement for office space in South San Francisco, California, which was subsequently amended in May 2014 and July 2015. As amended, the Company rents approximately 29,470 square feet.  The term of this lease runs until March 2026, with the option to extend for an additional five-year term, and rents payable by the Company increase approximately 3% per year.  The Company provided the landlord an automatically renewable stand-by letter of credit in the amount of $1.6 million.  The stand-by letter of credit is collateralized by a high-yield savings account which is classified as restricted cash on the accompanying consolidated balance sheets.

The Company also leases copier equipment for use in the office spaces.  Components of lease expense include fixed lease expense and variable lease expense of approximately $4.7 million and $0.4 million, respectively, for the year ended December 31, 2019.  Rent expense for the years ended December 31, 2018 and 2017, was approximately $4.7 million and $3.9 million, respectively.  For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising.  The Company’s office and equipment leases generally have contractually specified minimum rent and annual rent increases are included in the measurement of the ROU asset and related lease liability.  Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in selling, general and administrative costs in the consolidated statements of operations when they are incurred.

The maturity of lease liabilities as of December 31, 2019 were as follows (in thousands):

Amount
2020	$5,207
2021	5,365
2022	5,483
2023	5,631
2024	5,805
Thereafter	7,491
Total	$34,982
Less: imputed interest	(9,715)
Total lease liabilities	$25,267

In February 2019, the Company entered into a long-term sublease agreement for 12,429 square feet of the office space in Los Angeles, CA.  The term of the lease runs until March 2026, and rent amounts payable to the Company increase approximately 3% per year.  The Company recorded operating sublease income of $0.2 million for the year ended December 31, 2019 in other income (expenses) in the consolidated statements of operations.

The future minimum lease payments to be received as of December 31, 2019 were as follows (in thousands):

Amount
2020	$416
2021	467
2022	481
2023	495
2024	510
Thereafter	659
Total	$3,028

Supplemental cash flow information related to leases for the year ended December 31, 2019:

Operating cash flows from operating leases (in thousands)	$5,438
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted average remaining lease term (in years)	6.2
Weighted average discount rate	10.9%

Note 8—Intangible Assets:

Intangible assets consisted of the following at December 31 (in thousands):

	December 31, 2019	Estimated Useful Life
Acquired and in-licensed rights	$50,000	13 Years
Less: accumulated amortization	(9,539)
Total intangible asset, net	$40,461

Estimated future intangible amortization expense as of December 31, 2019 is as follows (in thousands):

2020	$3,947
2021	3,947
2022	3,947
2023	3,947
2024	3,947
Thereafter	20,726
Totals	$40,461

Note 9—Accrued Expenses:

Accrued expenses consisted of the following at December 31 (in thousands):

	December 31, 2019	December 31, 2018
Accrued legal verdict expense	$31,350	$9,000
Accrued royalties	8,866	9,162
Accrued CRO services	8,502	10,187
Accrued variable consideration	7,978	3,818
Accrued bonus	1,618	1,705
Accrued compensation	4,138	4,435
Accrued other clinical development	2,546	2,380
Accrued professional fees	1,775	2,175
Accrued legal fees	266	1,379
Accrued manufacturing costs	869	788
Other	1,122	1,402
Totals	$69,030	$46,431

Accrued CRO services, accrued other clinical development expenses, and accrued legal fees represent the Company’s estimates of such costs and are recognized as incurred. Accrued royalties represent royalties incurred in connection with the Company’s license agreement with Pfizer.  Accrued compensation includes accrued commissions and accrued vacation, which is accrued at the rate the employee earns vacation and reduced as vacation is used by the employee.  Accrued variable consideration represents estimates of adjustments to product revenue, net for which reserves are established. Other accrued expenses consist primarily of business license fees, taxes, insurance, and marketing fees.

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

All accrued expenses are adjusted in the period the actual costs become known.

Note 10—Debt:

Long-term debt consisted of the following at December 31, 2019 (in thousands):

	December 31, 2019	Maturity Date
Long-term debt	$100,000	June 1, 2024
Accretion of final interest payment	1,929
Less: deferred financing costs	(6,967)
Total long-term debt, net	$94,962

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

The Company was also permitted to prepay the outstanding principal balance of any term loan under the Amended Credit Facility, in whole but not in part, subject to a prepayment fee of 3.0% of the amount prepaid if the prepayment were to occur through and including the first anniversary of the funding date of such term loan, 2.0% of any amount prepaid if the prepayment were to occur after the first anniversary of the funding date of such term loan through and including the second anniversary of the funding date of such term loan, and 1.0% of the amount prepaid if the prepayment were to occur after the second anniversary of the funding date of such term loan and prior to May 1, 2023.

On June 28, 2019, or the Effective Date, the Company entered into the New Credit Facility with Oxford, as collateral agent, and the lenders party thereto from time to time, including Oxford, pursuant to which the Company repaid the $155.0 million outstanding under the Amended Credit Facility, as well as all applicable exit and prepayment fees owed to the Original Lenders under the Amended Credit Facility, using cash on hand and $100.0 million in new borrowings from the New Credit Facility.  Under the New Credit Facility, the Company issued to Oxford new and/or replacement secured promissory notes in an aggregate principal amount for all such promissory notes of $100.0 million evidencing the New Credit Facility.  No additional capacity remains available to the Company under the New Credit Facility.

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

At the Company’s option, the Company may prepay the outstanding principal balance of any term loan in whole but not in part, subject to a prepayment fee of 3.0% of the amount prepaid if the prepayment occurs through and including the first anniversary of the funding date of such term loan, 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the funding date of such term loan through and including the second anniversary of the funding date of such term loan, and 1.0% of the amount prepaid if the prepayment occurs after the second anniversary of the funding date of such term loan and prior to the Maturity Date.

The New Credit Facility includes affirmative and negative covenants applicable to the Company, its current subsidiaries and any subsidiaries the Company creates in the future.  The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts.  The Company must also achieve certain product revenue targets, measured as of the last day of each fiscal quarter on a trailing year to date basis. New minimum revenue levels will be established for each subsequent fiscal year by mutual agreement of the Company, Oxford, as collateral agent, and the new lenders. The negative covenants include, among others, restrictions on the Company’s transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions.

The New Credit Facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would provide Oxford, as collateral agent, with the right to exercise remedies against the Company and the collateral securing the New Credit Facility, including foreclosure against the property securing the New Credit Facility, including the Company’s cash. These events of default include, among other things, the Company’s failure to pay principal or interest due under the New Credit Facility, a breach of certain covenants under the New Credit Facility, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $500,000 and one or more judgments against the Company in an amount greater than $500,000 individually or in the aggregate that remains unsatisfied, unvacated, or unstayed for a period of 10 days after its entry.

As of December 31, 2019, there was $100.0 million in principal amounts outstanding under the New Credit Facility, representing all of the Company’s long-term debt outstanding as of that date, and the Company was in compliance with all applicable covenants under the New Credit Facility.

The future minimum principal payments under the New Credit Facility as of December 31, 2019 were as follows (in thousands):

Amount
2020	$—
2021	14,286
2022	34,286
2023	34,286
2024	17,142
Thereafter	—
Total	$100,000

Note 11—Stockholders’ Equity:

Common Stock:

The Company issued 87,625, 200,743, and 557,080 shares of common stock upon exercise of stock options during the years ended December 31, 2019, 2018 and 2017, respectively. The Company issued 790,642, 529,443, and 211,761 shares of common stock upon vesting of RSUs during the years ended December 31, 2019, 2018 and 2017, respectively.

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

Stock Options and Restricted Stock Units:

The Company’s 2011 Incentive Award Plan, or the 2011 Plan, was adopted by the Company’s Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. Through December 31, 2019, a total of 12,529,412 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

The Company awarded only “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107, or Share Based Payment. As of December 31, 2019, 6,297,885 shares of the Company’s common stock are issuable upon the exercise of outstanding awards granted under the 2011 Plan and 2,400,084 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees and nonemployees was estimated using the Black-Scholes Option Pricing Method (see Note 2) with the following weighted-average assumptions used during the years ended December 31:

	2019	2018
Dividend yield	0.0%	0.0%
Expected volatility	99.9%	96.5%
Risk-free interest rate	2.5%	2.7%
Expected life in years	5.76	5.85

The Company’s 2017 Employment Inducement Incentive Award Plan, or the 2017 Plan, was adopted by the Company’s Board of Directors on April 27, 2017.  Pursuant to the 2017 Plan, the Company may grant stock options and restricted stock units, as well as other forms of equity-based compensation to employees, as an inducement to join the Company.  The maximum term of stock options granted under the 2017 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. As of December 31, 2019, a total of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the 2017 Plan.  As of December 31, 2019, 735,565 shares have been awarded under the 2017 Plan.

Stock-based compensation expense was as follows for the years ended December 31 (in thousands):

	For the Year Ended
	December 31, 2019
	2019	2018	2017
Stock-based compensation:
Options -
Selling, general, and administrative	$9,044	$14,063	$23,024
Research and development	7,452	26,456	67,299
Restricted stock units -
Selling, general, and administrative	18,848	20,851	8,170
Research and development	21,983	25,569	10,242
Total stock-based compensation expense	$57,327	$86,939	$108,735

During the year ended December 31, 2019, in accordance with the terms of a former executive's severance agreement, the Company modified share-based payment awards by accelerating the vesting and by extending the exercise period.  As a result of the modification, the Company recorded stock-based compensation of $2.6 million during the year ended December 31, 2019.

Activity with respect to options granted under the 2011 and 2017 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	6,578,522	$87.52	8.0	$18,442
Granted	519,791	$38.87	8.4
Forfeited	(285,377)	$50.11
Exercised	(557,080)	$48.71		$27,185
Expired	(121,343)	$125.40
Outstanding at December 31, 2017	6,134,513	$87.91	7.2	$220,060
Granted	315,566	$59.13	9.3
Forfeited	(183,837)	$51.96
Exercised	(200,743)	$35.88		$5,063
Expired	(356,955)	$116.96
Outstanding at December 31, 2018	5,708,544	$87.49	6.1	$7,762
Granted	340,241	$15.40	8.6
Forfeited	(128,406)	$38.71
Exercised	(87,625)	$15.42		$995
Expired	(790,429)	$104.76
Outstanding at December 31, 2019	5,042,325	$82.42	5.2	$1,951
Nonvested at December 31, 2019	439,194	$25.14	9.2
Exercisable	4,603,131	$87.88	4.8	$1,746

At December 31, 2019, total estimated unrecognized compensation cost related to non-vested stock options granted prior to that date was approximately $7.4 million, which is expected to be recognized over a weighted-average period of 1.6 years. At December 31, 2019, the total estimated unrecognized compensation cost related to non-vested RSUs was approximately $42.7 million, which is expected to be recognized over a weighted-average period of 1.6 years.  The weighted-average grant date fair value of options granted during the years ended December 31, 2019, 2018 and 2017, was $12.08, $45.62 and $24.30 per share, respectively.  The weighted average grant date fair value of RSUs awarded during the year ended December 31, 2019, 2018 and 2017 was $14.72, $41.42, and $94.93, respectively.

Stock Option Rollforward

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2017	1,788,436	$33.37
Granted	315,566	45.62
Vested/Issued	(1,140,873)	36.81
Forfeited	(183,837)	31.43
Nonvested shares at December 31, 2018	779,292	33.75
Granted	340,241	12.08
Vested/Issued	(551,933)	33.56
Forfeited	(128,406)	26.27
Nonvested shares at December 31, 2019	439,194	$19.38

Restricted Stock Unit Rollforward

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2017	1,637,662	$85.58
Granted	1,175,231	41.42
Vested/Issued	(529,443)	79.98
Forfeited	(444,780)	80.99
Nonvested shares at December 31, 2018	1,838,670	60.08
Granted	1,472,417	14.72
Vested/Issued	(790,642)	62.98
Forfeited	(529,320)	51.63
Nonvested shares at December 31, 2019	1,991,125	$27.63

Note 12—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $1.5 million, $1.9 million and $ 0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 13—Income Taxes:

Income tax expense (benefit) was as follows for the years ended December 31 (in thousands):

	2019	2018	2017
Current:
Federal	$—	$—	$—
State	53	17	—
	$53	$17	$-
Deferred:
Federal	—	—	—
State	—	—	—
	$—	$—	$—

Total	$53	$17	$—

The provision for income taxes in the accompanying consolidated statements of operations differs from the amount calculated by applying the statutory income tax rate to loss from continuing operations before income taxes. Approximately $21.0 million of tax expense is due to stock-based compensation expense shortfall and the expiration of vested stock options.  Approximately $15.2 million of the tax benefit is due to R&D tax credits, of which approximately $8.4 million is due to a release of uncertain tax positions as a result of the Company performing a R&D tax credit study. The primary components of such differences are as follows as of December 31 (in thousands):

	2019	2018	2017
Tax computed at the federal statutory rate	$(15,830)	$(23,771)	$(99,234)
State taxes	(2,453)	(2,791)	(15,890)
Permanent items	21,834	10,932	(1,404)
R&D credits	(14,946)	(5,630)	(6,217)
Deferred tax asset adjustment	—	—	6,805
Impact of federal statutory rate change related to the 2017 Tax Act	—	—	141,147
Prior year adjustments	(2,792)	15,750	—
Other	—	—	(20)
Change in valuation allowance	14,240	5,527	(25,187)
Total provision	$53	$17	$—

Temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes give rise to the Company’s deferred income taxes. The components of the Company’s net deferred tax assets are as follows as of December 31 (in thousands):

	2019	2018
Deferred tax assets:
Net operating loss carry forwards	$260,555	$257,021
Business credit carryforwards	50,343	35,107
Organization costs	10,472	3,593
Compensation	60,967	72,804
Deferred rent	—	1,404
Lease liabilities	6,145	—
Other	13	—
Subtotal	388,495	369,929
Deferred tax liabilities:
Lease right-of-use assets	(4,505)	—
Oher deferred tax liabilities	(76)	(255)
Subtotal	(4,581)	(255)
Total deferred tax assets	383,914	369,674
Valuation allowance	(383,914)	(369,674)
Net deferred tax assets	$—	$—

As the ultimate realization of the potential benefits of the Company’s deferred tax assets is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances. Accordingly, the Company did not recognize any benefit from income taxes in the accompanying consolidated statements of operations to offset its pre-tax losses. The valuation allowance increased $14.2 million and $5.5 million for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, the Company had federal and state net operating loss carryforwards, respectively, of approximately $957.4 million and $883.4 million, which will begin to expire in 2033 and 2031. At December 31, 2019, the Company also has federal research and development credit carryforwards of approximately $32.1 million.  If not utilized, the carryforwards will begin expiring in 2033. The Company has state research and development credit carryforwards of approximately $18.3 million which do not expire.  Pursuant to the Internal Revenue Code, Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards could be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not yet performed an assessment on the potential limitation on net operating loss and credit carryforwards.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits at December 31 (in thousands):

	2019	2018	2017
Unrecognized tax benefits - January 1	$8,777	$7,151	$5,315
Gross decreases - tax positions in prior period	(8,422)	—	—
Gross increases - tax positions in a current period	1,613	1,626	1,836
Unrecognized tax benefits - December 31	$1,968	$8,777	$7,151

During the current period, the Company completed a R&D credit study.  As a result of the study, the Company assessed that the Company qualified under safe harbor rules, which when applied consistently results in a more conservative approach of calculating the amount of R&D credit.  The Company concluded that a release of uncertain tax benefits was appropriate and released a portion of previously recorded uncertain tax positions reserve.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the federal and state jurisdictions where applicable. There are currently no pending income tax examinations. The Company’s tax years for 2009 and forward are subject to examination by the federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

Note 14—Commitments and Contingencies:

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

As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones totaling approximately $187.5 million if all such milestones are achieved.  In connection with the FDA approval of NERLYNX in July of 2017, the Company triggered a one-time milestone payment pursuant to the agreement. Additionally, the Company may trigger a one-time milestone payment related to the commercialization efforts in certain European countries.  Should the Company commercialize any more of the compounds licensed from Pfizer or any products containing any of these compounds, the Company will be obligated to pay to Pfizer annual royalties at a fixed rate in the low-to-mid teens of net sales of all such products, subject to certain reductions and offsets in some circumstances. The Company’s royalty obligation continues, on a product-by-product and country-by-country basis, until the later of (1) the last to expire licensed patent covering the applicable licensed product in such country, or (2) the earlier of generic competition for such licensed product reaching a certain level in such country or expiration of a certain time period after first commercial sale of such licensed product in such country. In the event that the Company sublicenses the rights granted to the Company under the license agreement with Pfizer to a third party, the same milestone and royalty payments are required. The Company can terminate the license agreement at will, or for safety concerns, in each case upon specified advance notice.

Clinical Trial Contracts:

The Company engages with clinical research organizations and contract manufacturing organizations, or CMOs, in addition to engaging in contracts for the management of its ongoing clinical trials and pre-commercialization efforts. The Company may cancel these agreements with a 30 to 45 day written notice to the outside vendor. The Company would be obligated to pay for services rendered up to that point. The contracts also contain variable costs that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary and therefore, are not included in the table below. The contracts held by the Company as of December 31, 2019, are summarized as follows (in thousands):

Indication	Estimated Contractual Obligation as of December 31, 2019	Months Remaining on Contract
HER2 Overexpressed/Amplified Breast Cancer (Extension)	$16,402	12
HER2 Overexpressed/Amplified Breast Cancer (Licensor Legacy Clinical Trials)	695	3
HER2 Mutated Breast Cancer and HER2 Mutated Breast Cancer with Brain Metastases	697	36
Metastatic & Adjuvant Breast Cancer	24,839	6
Pre-Clinical Research	2,288	10
Post-Clinical Research	2,335	6
HER2 Mutated Solid Tumors	22,117	14
Other	28,425	19
Total	$97,798

Included in the above are payments to be made when milestones are reached.  As of December 31, 2019, Company obligations for potential milestone payments totaled approximately $20.2  million.  This amount will be paid by the Company if all milestones are reached and would reduce the overall contractual obligation if one or more milestone is never reached.

Legal Proceedings

The Company and certain of its executive officers were named as defendants in the lawsuits detailed below.  The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded.  Currently, the Company has accrued estimated losses of $9.0 million related to Hsu v. Puma Biotechnology, Inc. and $22.4 million related to Eshelman v. Puma Biotechnology, Inc., et al. as detailed below.  For certain legal expenses related to the verdicts listed below, the Company has received reimbursements from its insurers.

Hsu vs. Puma Biotechnology, Inc., et al.

On June 3, 2015, Hsingching Hsu, individually and on behalf of all others similarly situated, filed a class action lawsuit against the Company and certain of its executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG).  On October 16, 2015, lead plaintiff Norfolk Pension Fund filed a consolidated complaint on behalf of all persons who purchased the Company’s securities between July 22, 2014 and May 29, 2015.  A trial on the claims relating to four statements alleged to have been false or misleading was held from January 15, 2019 to January 29, 2019. At trial, the jury found that three of the four challenged statements were not false or misleading, and thus found in the defendants’ favor those claims.  The jury found liability as to one statement and awarded a maximum of $4.50 per share in damages, which represents approximately 5% of the total claimed damages of $87.20 per share.  Trading models suggest that approximately ten million shares traded during the class period may be eligible to claim damages.  Based on prior lawsuits, the Company believes that the number of stockholders who submit proof of claims sufficient to recover damages is typically in the range of 20% to 40% of the total eligible shares.  Based on these assumptions, total damages after claims could range from $9.0 million to $18.0 million. The total amount of aggregate class-wide damages remains uncertain and will be ascertained only after an extensive claims process and the exhaustion of any appeals and it is reasonably possible that the total damages will be higher than this estimate, however, the amount is not estimable at this time.

On September 9, 2019, the Court entered an order specifying the rate of prejudgment interest to be awarded on any valid claims at the 52-week Treasury Bill rate. The Court’s order also established a claims process, which is expected to take about twelve months. A final judgment has not been entered.  Based on the final total damages, the Company may owe a success-based legal fee to the Company’s legal counsel in the amount of $3.0 million.  As the total damages remains uncertain, no liability has been recorded for the legal fee.  The Company recognizes legal fees in connection with a loss contingency as incurred.

Eshelman vs. Puma Biotechnology, Inc., et al.

In February 2016, Fredric N. Eshelman filed a lawsuit against the Company’s Chief Executive Officer and President, Alan H. Auerbach, and the Company in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D). The complaint generally alleged that Mr. Auerbach and the Company made defamatory statements regarding Dr. Eshelman in connection with a proxy contest. In May 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach. A trial on the remaining defamation claims against the Company took place from March 11 to March 15, 2019. At trial, the jury found the Company liable and awarded Dr. Eshelman $15.9 million in compensatory damages and $6.5 million in punitive damages. The plaintiff has since filed motions seeking attorneys’ fees and pre-judgment interest, which if granted could increase the judgment amount. The Company strongly disagrees with the verdict and, on April 22, 2019, filed a motion for a new trial or, in the alternative, a reduced damages award. If the verdict is upheld, pending the outcome of that motion, the Company intends to appeal the verdict. The Company estimates the high end of potential damages in the matter could be approximately $26.3 million; however, the actual amount of damages payable by the Company is still uncertain and will be ascertained only after completion of post-trial proceedings and the exhaustion of any appeals, and such amount could be greater than the amount of expense already recognized or the high end of the estimate.  Due to the appeal, the Company secured a bond for the potential damages, which is collateralized by an automatically renewable stand-by letter of credit in the amount of $8.9 million.  The stand-by letter of credit is collateralized by a high-yield savings account which is classified as restricted cash on the accompanying consolidated balance sheets.

Note 15—Quarterly Financial Data:

Quarterly financial data (in thousands except share and per share data):
(unaudited)	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2019
Revenues	$99,067	$53,919	$56,352	$62,922
Net loss	(10,087)	(37,424)	(16,885)	(11,199)
Net loss attributable to common stock	(10,087)	(37,424)	(16,885)	(11,199)
Net loss per share—basic and diluted	$(0.26)	$(0.97)	$(0.44)	$(0.29)
Weighted-average shares of common stock outstanding—basic and diluted	38,481,824	38,647,775	38,893,757	39,043,706
2018
Revenues	$66,516	$50,767	$62,629	$71,079
Net loss	(24,345)	(44,335)	(14,201)	(30,694)
Net loss attributable to common stock	(24,345)	(44,335)	(14,201)	(30,694)
Net loss per share—basic and diluted	$(0.65)	$(1.17)	$(0.37)	$(0.80)
Weighted-average shares of common stock outstanding—basic and diluted	37,699,024	37,819,767	38,043,174	38,201,056
2017
Revenues	$—	$—	$6,077	$21,608
Net loss	(72,865)	(77,832)	(77,180)	(64,078)
Net loss attributable to common stock	(72,865)	(77,832)	(77,180)	(64,078)
Net loss per share—basic and diluted	$(1.97)	$(2.10)	$(2.07)	$(1.71)
Weighted-average shares of common stock outstanding—basic and diluted	36,931,167	36,992,017	37,214,002	37,534,410

Note 16—Subsequent Events:

On February 25, 2020, the FDA approved a supplemental New Drug Application, or sNDA, for neratinib in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens in the metastatic setting.  The sNDA approval was based on results of the Phase III NALA trial, a randomized controlled trial of neratinib plus capecitabine in patients with HER2-positive metastatic breast cancer who have received two or more prior anti-HER2-based regimens.