Form 10-Q
period 2020-06-30
PUMA BIOTECHNOLOGY, INC.
filed 2020-08-06
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 39,676,779 shares of Common Stock, par value $0.0001 per share, were outstanding as of July 31, 2020.

PUMA BIOTECHNOLOGY, INC.

- INDEX -

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and may be forward looking. These forward-looking statements include, but are not limited to, statements about:

•	the commercialization of NERLYNX® (neratinib);
•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;
•	the impact of the global COVID-19 pandemic, and measures to control the spread of COVID-19, on our business, financial condition, results of operations and ongoing clinical trials;
•	the anticipated timing of regulatory filings;
•	the regulatory approval of our drug candidates;
•	our use of clinical research organizations and other contractors;
•	our ability to find collaborative partners for research, development and commercialization of potential products;
•	efforts of our sub-licensees to obtain regulatory approval and commercialize NERLYNX in areas outside the United States;
•	our ability to market any of our products;
•	our expectations regarding our costs and expenses;
•	our anticipated capital requirements and estimates regarding our needs for additional financing;
•	our ability to maintain compliance with the terms of our loan and security agreement;
•	our ability to compete against other companies and research institutions;
•	our ability to secure adequate protection for our intellectual property;
•	our intention and ability to vigorously defend against any litigation to which we are or may become party;
•	our estimates for damages that we may be required to pay in connection with the class action lawsuit to which we are a party;
•	our ability to attract and retain key personnel; and
•	our ability to obtain adequate financing.

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Quarterly Report, including, in Part I, the section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2020 that could cause our actual results to differ materially from those in the forward-looking statements. Such risks should be considered in evaluating our prospects and future financial performance. We undertake no obligation to update the forward-looking statements or to reflect events or circumstances after the date of this document.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$90,896	$60,037
Marketable securities	16,376	51,607
Accounts receivable, net	23,987	28,896
Inventory, net	2,891	3,170
Prepaid expenses, current	12,600	13,259
Deferred rent	198	154
Restricted cash, current	8,850	8,850
Other current assets	3,426	323
Total current assets	159,224	166,296
Lease right-of-use assets, net	17,494	18,522
Property and equipment, net	2,859	3,304
Intangible assets, net	78,148	40,461
Restricted cash, long-term	3,312	4,323
Prepaid expenses and other, long-term	2,777	1,999
Total assets	$263,814	$234,905
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,767	$19,183
Accrued expenses	68,640	69,030
Accrued in-licensed rights, current	10,182	—
Post-marketing commitment liability, current	1,085	—
Lease liabilities, current	2,852	2,624
Total current liabilities	94,526	90,837
Accrued in-licensed rights, long-term	20,363	—
Lease liabilities, long-term	21,159	22,643
Post-marketing commitment liability, long-term	7,790	9,000
Long-term debt	96,573	94,962
Total liabilities	240,411	217,442
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 39,626,917 shares issued and outstanding at June 30, 2020 and 39,203,304 issued and outstanding at December 31, 2019	4	4
Additional paid-in capital	1,314,572	1,295,033
Accumulated other comprehensive income	1	62
Accumulated deficit	(1,291,174)	(1,277,636)
Total stockholders' equity	23,403	17,463
Total liabilities and stockholders' equity	$263,814	$234,905

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Product revenue, net	$48,771	$53,864	$97,380	$99,431
License revenue	20,700	—	22,700	53,500
Royalty revenue	1,111	55	1,719	55
Total revenue	70,582	53,919	121,799	152,986
Operating costs and expenses:
Cost of sales	9,415	9,317	18,491	17,302
Selling, general and administrative	29,347	33,527	60,284	79,033
Research and development	24,691	36,855	50,146	72,583
Total operating costs and expenses	63,453	79,699	128,921	168,918
Income (loss) from operations	7,129	(25,780)	(7,122)	(15,932)
Other income (expenses):
Interest income	66	908	452	1,780
Interest expense	(3,784)	(4,448)	(6,852)	(8,891)
Legal verdict expense	(93)	—	(186)	(16,350)
Loss on debt extinguishment	—	(8,103)	—	(8,103)
Other income (expenses)	77	(1)	170	(15)
Total other expenses	(3,734)	(11,644)	(6,416)	(31,579)
Net income (loss)	$3,395	$(37,424)	$(13,538)	$(47,511)
Net income (loss) applicable to common stockholders	$3,395	$(37,424)	$(13,538)	$(47,511)
Net income (loss) per share of common stock—basic	$0.09	$(0.97)	$(0.34)	$(1.23)
Net income (loss) per share of common stock—diluted	$0.08	$(0.97)	$(0.34)	$(1.23)
Weighted-average shares of common stock outstanding—basic	39,432,030	38,647,775	39,361,596	38,565,258
Weighted-average shares of common stock outstanding—diluted	39,997,571	38,647,775	39,361,596	38,565,258

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$3,395	$(37,424)	$(13,538)	$(47,511)
Other comprehensive income (loss)
Unrealized (loss) gain on available-for-sale securities, net of tax of $0	(1)	90	(64)	122
Reclassifications of gain on available-for-sale securities, included in “Other income”, net of tax of $0	—	—	3	—
Comprehensive income (loss)	$3,394	$(37,334)	$(13,599)	$(47,389)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Three Months Ended June 30, 2020
				Receivables	Accumulated
			Additional	from	Other
	Common Stock		Paid-in	Exercises	Comprehensive	Accumulated
	Shares	Amount	Capital	of Options	Income (Loss)	Deficit	Total
Balance at March 31, 2020	39,317,221	$4	$1,303,940	$—	$2	$(1,294,569)	$9,377
Stock-based compensation	—	—	10,630	—	—	—	10,630
Shares issued or restricted stock units vested under employee stock plans	309,696	—	2	—	—	—	2
Unrealized loss on available- for-sale securities	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	3,395	3,395
Balance at June 30, 2020	39,626,917	$4	$1,314,572	$—	$1	$(1,291,174)	$23,403

For the Three Months Ended June 30, 2019
				Receivables	Accumulated
			Additional	from	Other
	Common Stock		Paid-in	Exercises	Comprehensive	Accumulated
	Shares	Amount	Capital	of Options	Income (Loss)	Deficit	Total
Balance at March 31, 2019	38,573,118	$4	$1,255,586	$(11)	$20	$(1,212,128)	$43,471
Stock-based compensation	—	—	15,440	—	—	—	15,440
Shares issued or restricted stock units vested under employee stock plans	165,589	—	183	11	—	—	194
Unrealized gain on available-for-sale securities	—	—	—	—	90	—	90
Net loss	—	—	—	—	—	(37,424)	(37,424)
Balance at June 30, 2019	38,738,707	$4	$1,271,209	$—	$110	$(1,249,552)	$21,771

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Six Months Ended June 30, 2020

				Receivables	Accumulated
			Additional	from	Other
	Common Stock		Paid-in	Exercises	Comprehensive	Accumulated
	Shares	Amount	Capital	of Options	Income (Loss)	Deficit	Total
Balance at December 31, 2019	39,203,304	$4	$1,295,033	$—	$62	$(1,277,636)	$17,463
Stock-based compensation	—	—	19,537	—	—	—	19,537
Shares issued or restricted stock units vested under employee stock plans	423,613	—	2	—	—	—	2
Reclassification of gain on available-for-sale securities	—	—	—	—	3	—	3
Unrealized loss on available- for-sale securities	—	—	—	—	(64)	—	(64)
Net loss	—	—	—	—	—	(13,538)	(13,538)
Balance at June 30, 2020	39,626,917	$4	$1,314,572	$—	$1	$(1,291,174)	$23,403

For the Six Months Ended June 30, 2019
				Receivables	Accumulated
			Additional	from	Other
	Common Stock		Paid-in	Exercises	Comprehensive	Accumulated
	Shares	Amount	Capital	of Options	Income (Loss)	Deficit	Total
Balance at December 31, 2018	38,325,037	$4	$1,236,355	$—	$(12)	$(1,202,041)	$34,306
Stock-based compensation	—	—	33,578	—	—	—	33,578
Shares issued or restricted stock units vested under employee stock plans	413,670	—	1,276	—	—	—	1,276
Unrealized gain on available-for-sale securities	—	—	—	—	122	—	122
Net loss	—	—	—	—	—	(47,511)	(47,511)
Balance at June 30, 2019	38,738,707	$4	$1,271,209	$—	$110	$(1,249,552)	$21,771

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(13,538)	$(47,511)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,153	4,235
Stock-based compensation	19,537	33,578
Disposal of property and equipment	—	54
Loss on debt extinguishment	—	8,047
Changes in operating assets and liabilities:
Accounts receivable, net	4,909	(4,573)
Inventory, net	279	(635)
Prepaid expenses and other	(119)	2,258
Other current assets	(3,103)	1,457
Accounts payable	(7,416)	(5,613)
Accrued expenses	155	27,820
Deferred rent	(44)	—
Post-marketing commitment liability	(125)	9,000
Net cash provided by operating activities	4,688	28,117
Investing activities:
Purchase of property and equipment	(12)	—
Purchase of available-for-sale securities	(16,376)	(127,974)
Sale of available-for-sale securities	—	28,135
Maturity of available-for-sale securities	51,546	66,462
Purchase of intangible assets	(10,000)	—
Net cash provided by (used in) investing activities	25,158	(33,377)
Financing activities:
Net proceeds from shares issued under employee stock plans	2	1,276
Proceeds from debt	8,444	25,000
Payment of debt	(8,444)	(80,000)
Payment of debt extinguishment costs	—	(7,793)
Payment of debt issuance costs	—	(5,625)
Net cash provided by (used in) financing activities	2	(67,142)
Net increase (decrease) in cash, cash equivalents and restricted cash	29,848	(72,402)
Cash, cash equivalents and restricted cash, beginning of period	73,210	112,738
Cash, cash equivalents and restricted cash, end of period	$103,058	$40,336

Supplemental disclosures of non-cash investing and financing activities:
Intangibles in accrued expenses	$30,000	$—

Supplemental disclosure of cash flow information:
Interest paid	$4,721	$7,914

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation:

Business:

Puma Biotechnology, Inc., or the Company, is a biopharmaceutical company based in Los Angeles, California with a focus on the development and commercialization of innovative products to enhance cancer care. The Company in-licenses from Pfizer, Inc., or Pfizer, the global development and commercialization rights to PB272 (neratinib oral), PB272 (neratinib, intravenous) and PB357, as well as certain related compounds. Neratinib is a potent irreversible tyrosine kinase inhibitor that blocks signal transduction through the epidermal growth factor receptors HER1, HER2 and HER4. Currently, the Company is primarily focused on the development and commercialization of the oral version of neratinib, and its most advanced drug candidates are directed at the treatment of HER2-positive breast cancer and HER2 mutated cancers. The Company believes that neratinib has clinical application in the treatment of several other cancers as well, including other tumor types that over-express or have a mutation in HER2, such as breast cancer, cervical cancer, lung cancer or other solid tumors.

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

The Company has reported net income of approximately $3.4 million and a net loss of approximately $13.5 million for the three and six months ended June 30, 2020, and cash flows from operations of approximately $4.7 million for the six months ended June 30, 2020. The Company’s commercialization, research and development or marketing efforts may require funding in addition to the cash and cash equivalents totaling approximately $90.9 million and marketable securities totaling approximately $16.4 million available at June 30, 2020. The Company believes that its existing cash and cash equivalents and marketable securities as of June 30, 2020 and proceeds that will become available to the Company through product sales and sub-license payments are sufficient to satisfy its operating cash and needs for at least one year after the filing of the Quarterly Report on Form 10-Q in which these financial statements are included. The Company continues to remain dependent on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib in the United States. While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future. The Company’s ability to obtain funding may be adversely impacted by uncertain market conditions, the Company’s success in commercializing neratinib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. Additionally, the terms of the Company’s loan and security agreement place restrictions on the Company’s ability to operate the business and on the Company’s financial flexibility, and the Company may be unable to achieve the revenue necessary to satisfy the minimum revenue covenants.

Since its inception through June 30, 2020, the Company’s financing has primarily been proceeds from product and license revenue, public offerings of its common stock, private equity placements, and borrowings under its loan and security agreement.

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

Net Income (Loss) per Share of Common Stock:

Basic net income (loss) per share of common stock is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the periods presented, as required by Accounting Standards Codification, or ASC, 260, Earnings per Share. For purposes of calculating diluted net income (loss) per share of common stock, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of dilutive common stock equivalents, such as stock options, restricted stock units, or RSUs, and warrants. A common stock equivalent is not included in the denominator when calculating diluted earnings per common share if the effect of such common stock equivalent would be anti-dilutive and a net loss is reported. For the three months ended June 30, 2020, potentially dilutive securities excluded from the calculations were 4,930,672 shares issuable upon exercise of options, 2,116,250 shares issuable upon exercise of a warrant, and 1,290,442 shares underlying RSUs that were subject to vesting and were anti-dilutive. For the six months ended June 30, 2020, potentially dilutive securities excluded from the calculations were 5,172,638 shares issuable upon exercise of options, 2,116,250 shares issuable upon exercise of a warrant, and 2,316,621 shares underlying RSUs that were subject to vesting and were antidilutive. For the three and six months ended June 30, 2019, potentially dilutive securities excluded from the calculations were 5,291,407 shares issuable upon exercise of options, 2,116,250 shares issuable upon exercise of a warrant, and 1,905,241 shares underlying RSUs that were subject to vesting and were antidilutive.  The 2,116,250 shares underlying the warrant will not have an impact on our diluted net income (loss) per share until the average market price of our common stock exceeds the exercise price of $16 per share. Refer to Note 11 for further details about the warrant.

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share of common stock computations is as follows (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$3,395	$(37,424)	$(13,538)	$(47,511)
Denominator:
Weighted average common stock outstanding for basic net income (loss) per share	39,432	38,648	39,362	38,565
Net effect of dilutive common stock equivalents	566	-	-	-
Weighted average common stock outstanding for diluted net income (loss) per share	39,998	38,648	39,362	38,565
Net income (loss) per share of common stock
Basic	$0.09	$(0.97)	$(0.34)	$(1.23)
Diluted	$0.08	$(0.97)	$(0.34)	$(1.23)

Revenue Recognition:

Under ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, the Company recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. The Company had no contracts with customers until the FDA approved NERLYNX on July 17, 2017. Subsequent to receiving FDA approval, the Company entered into a limited number of arrangements with specialty pharmacies and specialty distributors in the United States to distribute NERLYNX. These arrangements are the Company’s initial contracts with customers. The Company has determined that these sales channels with customers are similar.

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

If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the six months ended June 30, 2020 and 2019.

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

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of June 30, 2020 and, therefore, the transaction price was not reduced further during the quarter ended June 30, 2020. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances:

The Company generally provides customers with discounts, which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized.  The reserve for discounts is established in the same period that the related revenue is recognized, together with reductions to accounts receivables, net on the consolidated balance sheets. In addition, the Company compensates its customers for sales order management, data, and distribution services. The Company has determined such services received to date are not distinct from the Company’s sale of products to its customers and, therefore, these payments have been recorded as a reduction of revenue within the statements of operations.

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

Provider Chargebacks and Discounts:

Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to its customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. The reserve for chargebacks is established in the same period the related revenue is recognized, resulting in a reduction of product revenue, net and a reduction to accounts receivable, net on the consolidated balance sheets. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by customers, and the Company generally issues credits for such amounts within a few weeks of the customer’s notification to the Company of the resale.  Chargebacks consist of credits the Company expects to issue for units that remain in the distribution channel at each reporting period-end that the Company expects will be sold to qualified healthcare providers and chargebacks that customers have claimed, but for which the Company has not yet issued a payment.

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

Bixink Agreement:

During the second quarter of 2020, the Company entered into a sub-license agreement, or the Bixink Agreement, with Bixink Therapeutics Co., Ltd., or Bixink. The Bixink Agreement granted intellectual property rights and set forth the respective obligations with respect to development, commercialization and supply of NERLYNX in South Korea, or the Bixink Territory. Pursuant to the Bixink Agreement, the Company received and recognized as license revenue an upfront payment of $0.5 million during the second quarter of 2020. As of June 30, 2020, the Bixink Agreement includes potential milestone payments due to the Company upon successful completion of certain performance obligations, such as achieving regulatory approvals, which would entitle the Company to receive payments totaling approximately $5.5 million if all respective performance obligations are achieved. In addition, the Company is entitled to receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products throughout the Bixink Territory. At this time, the Company cannot estimate if or when these milestone-related performance obligations might be achieved.

CANbridge Agreement:

During the first quarter of 2018, the Company entered into a sub-license agreement, or the CANbridge Agreement, with CANbridge Limited, or CANbridge, to pursue regulatory approval and commercialize NERLYNX, if approved, in the People’s Republic of China (including mainland China, Hong Kong, Macao, and Taiwan), or the CANbridge Territory. The CANbridge Agreement granted intellectual property rights and set forth the parties’ respective obligations with respect to development, commercialization and supply of the licensed product. Pursuant to the CANbridge Agreement, as of June 30, 2020, the potential milestone payments due to the Company upon successful completion of certain performance obligations total approximately $195.0 million if all respective performance obligations are achieved. During the second quarter of 2020, the Company achieved a development-based milestone, which satisfied a performance obligation necessary to recognize the associated $20.0 million in license revenue. In addition, the Company is entitled to receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products in the CANbridge Territory. On July 28, 2020, the Company filed a request for arbitration against CANbridge asserting that CANbridge breached, or alternatively is in anticipatory breach of, this agreement; that CANbridge’s conduct constitutes grounds for termination of the agreement; that CANbridge has failed to use commercially reasonable efforts to commercialize NERLYNX as required under the agreement; and that CANbridge must obtain the Company’s consent before transferring the agreement to a third party, subject to certain limitations that do not currently apply. At this time, the Company cannot estimate if or when these remaining milestone-related performance obligations might be achieved or affected by the arbitration.

Medison Agreement:

During the first quarter of 2018, the Company entered into a sub-license agreement, or the Medison Agreement, with Medison Pharma Ltd., or Medison. Pursuant to the Medison Agreement, the Company granted to Medison, under certain of the Company’s intellectual property rights relating to neratinib, an exclusive license to commercialize neratinib and certain related compounds and participate in the named patient supply in Israel, or the Medison Territory, subject to the terms of the Medison Agreement and the related supply agreement. Pursuant to the Medison Agreement, as of June 30, 2020, the potential milestone payments due to the Company upon successful completion of certain separate, distinct performance obligations total approximately $0.3 million if all respective performance obligations are achieved. During the second quarter of 2020, the Company achieved a certain development-based milestone, which satisfied performance obligations necessary to recognize the associated $0.2 million in license revenue. The payment associated with this license revenue is included in accounts receivable, net on the consolidated balance sheet as of June 30, 2020. In addition, the Company is entitled to receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products in the Medison Territory. At this time, the Company cannot estimate if or when the remaining milestone-related performance obligations might be achieved.

Pint Agreement:

During the first quarter of 2018, the Company entered into a sub-license agreement, or the Pint Agreement, with Pint Pharma International SA, or Pint. The Pint Agreement granted intellectual property rights and set forth the respective obligations with respect to development, commercialization and supply of NERLYNX in Mexico and 21 countries and territories in Central and South America, or the Pint Territory. Pursuant to the Pint Agreement, as of June 30, 2020, the potential milestone payments due to the Company upon successful completion of certain performance obligations, such as achieving regulatory approvals, total approximately $20.0 million if all respective performance obligations are achieved. During the third quarter of 2019, the Company achieved a development-based milestone, which satisfied a performance obligation necessary to recognize the associated license revenue. The $2.5 million associated with this license revenue for the milestone met in the third quarter of 2019 is included in accounts receivable, net on the consolidated balance sheet as of June 30, 2020. In addition, the Company is entitled to receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products throughout the Pint Territory. At this time, the Company cannot estimate if or when the remaining milestone-related performance obligations might be achieved.

Knight Agreement:

During the first quarter of 2019, the Company entered into a sub-license agreement, or the Knight Agreement, with Knight Therapeutics, Inc., or Knight.  The Knight Agreement, granted to Knight an exclusive, sublicensable (under certain circumstances) license (i) to commercialize any product containing neratinib and certain related compounds in Canada, or the Knight Territory, (ii) to seek and maintain regulatory approvals for the licensed products in the Knight Territory and (iii) to manufacture the licensed products anywhere in the world solely for the development and commercialization of the licensed products in the Knight Territory for human use. Pursuant to the Knight Agreement, as of June 30, 2020, the potential milestone payments due to the Company upon successful completion of certain regulatory and commercial milestones total approximately $5.4 million. In addition, the Company is entitled to receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products in the Knight Territory.  At this time, the Company cannot estimate if or when the remaining milestone-related performance obligations might be achieved.

Pierre Fabre Agreement:

During the first quarter of 2019, the Company entered into a sub-license agreement, or the Pierre Fabre Agreement, with Pierre Fabre Medicament SAS, or Pierre Fabre. The Pierre Fabre Agreement granted intellectual property rights and set forth the parties’ respective obligations with respect to development, commercialization and supply of any pharmaceutical product containing neratinib in European countries excluding Russia and Ukraine, along with countries in North Africa and francophone countries of West Africa, or the Pierre Fabre Territory. During the fourth quarter of 2019, the Company entered into a license amendment, or the Pierre Fabre Amendment, with Pierre Fabre to extend the terms of the Pierre Fabre Agreement to the Middle East, South Africa, Sudan and Turkey, or the Pierre Fabre Amendment Territory. Pursuant to the Pierre Fabre Agreement and Pierre Fabre Amendment, as of June 30, 2020, the potential milestone payments due to the Company upon successful completion of certain regulatory and sales-based milestones total approximately $348.0 million.  In addition, the Company is entitled to receive double-digit royalties on sales of licensed products throughout the Pierre Fabre Territory and the Pierre Fabre Amendment Territory. At this time, the Company cannot estimate if or when the remaining milestone-related performance obligations might be achieved.

Royalty Revenue:

Royalty revenue consists of consideration earned related to international sales of NERLYNX made by the Company’s sub-licensees in their respective territories. The Company recognizes royalty revenue when the performance obligations have been satisfied.

Royalties:

Royalties incurred in connection with the Company’s license agreement with Pfizer, as disclosed in Note 13—Commitments and Contingencies, are expensed to cost of sales as revenue from product sales is recognized.

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

Stock-Based Compensation:

Stock Option Awards:

ASC Topic 718, Compensation-Stock Compensation, or ASC 718, requires the fair value of all share-based payments to employees and nonemployees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. Under ASC 718, employee and nonemployee option grants are generally valued at the grant date and those valuations do not change once they have been established. The fair value of each option award is estimated on the grant date using the Black-Scholes Option Pricing Method. As allowed by ASC 718, the Company’s estimate of expected volatility is based on its average volatilities using its past six years of publicly traded history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. Option forfeitures are estimated when the option is granted to reduce the option expense to be recognized over the life of the award. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools, actual forfeiture experience and other factors. The option expense is adjusted upon the actual forfeiture of a stock option grant and the Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Due to its limited history of stock option exercises, the Company uses the simplified method to determine the expected life of the option grants. Compensation expense related to modified stock options is measured based on the fair value for the awards as of the modification date.  Any incremental compensation expense arising from the excess of the fair value of the awards on the modification date compared to the fair value of the awards immediately before the modification date is recognized at the modification date or ratably over the requisite service period, as appropriate.

Restricted Stock Units:

RSUs are valued on the grant date and the fair value of the RSUs is equal to the market price of the Company’s common stock on the grant date.  The RSU expense is recognized over the requisite service period. When the requisite service period begins prior to the grant date (because the service inception date occurs prior to the grant date), the Company is required to begin recognizing compensation cost before there is a measurement date (i.e., the grant date). The service inception date is the beginning of the requisite service period. If the service inception date precedes the grant date, accrual of compensation cost for periods before the grant date shall be based on the fair value of the award at the reporting date. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on fair value at the grant date rather than the fair value previously used at the service inception date (or any subsequent reporting date). RSU forfeitures are estimated when the RSU is granted to reduce the RSU expense to be recognized over the life of the award. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools, actual forfeiture experience and other factors. The RSU expense is adjusted upon the actual forfeiture of an RSU grant and the Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to modified restricted stock units is measured based on the fair value for the awards as of the modification date. Any incremental compensation expense arising from the excess of the fair value of the awards on the modification date compared to the fair value of the awards immediately before the modification date is recognized at the modification date or ratably over the requisite service period, as appropriate.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  As of June 30, 2020, the Company’s uncertain tax position reserves include a reserve for its R&D credits.

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

Restricted Cash:

Restricted cash represents cash held at financial institutions that is pledged as collateral for stand-by letters of credit for lease and legal verdict commitments. The lease-related letters of credit will lapse at the end of the respective lease terms through 2026. At June 30, 2020 and December 31, 2019, the Company had restricted cash in the amount of $12.2 million and $13.2 million, respectively.

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

Following are the major categories of assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

June 30, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents	$76,909	$—	$—	$76,909
Commercial paper	—	10,837	—	10,837
Corporate bonds	—	5,539	—	5,539
Totals	$76,909	$16,376	$—	$93,285

December 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents	$41,295	$—	$—	$41,295
Corporate bonds	—	41,557	—	41,557
U.S. government securities	10,050	—	—	10,050
Totals	$51,345	$41,557	$—	$92,902

The Company’s investments in commercial paper, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
June 30, 2020	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$76,909	$—	$—	$76,909
Commercial paper		10,837	—	—	10,837
Corporate bonds	Less than 1	5,538	1	—	5,539
Totals		$93,284	$1	$—	$93,285

	Maturity	Amortized	Unrealized		Estimated
December 31, 2019	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$41,295	$—	$—	$41,295
Corporate bonds	Less than 1	41,507	50	—	41,557
U.S. government securities	Less than 1	10,038	12	—	10,050
Totals		$92,840	$62	$—	$92,902

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, marketable securities, and accounts receivable, net. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at June 30, 2020, were approximately $103.4 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

The Company sells its products in the United States primarily through specialty pharmacies and specialty distributors. Therefore, wholesale distributors and large pharmacy chains account for a large portion of its accounts receivables, net and product revenues, net. The creditworthiness of its customers is continuously monitored, and the Company has internal policies regarding customer credit limits. The Company estimates an allowance for doubtful accounts primarily based on the credit worthiness of its customers, historical payment patterns, aging of receivable balances and general economic conditions. The Company recorded $0 as an allowance for doubtful accounts in the three and six months ended June 30, 2020 and 2019.

The Company’s success depends on its ability to successfully commercialize NERLYNX. The Company currently has a single product and limited commercial sales experience, which makes it difficult to evaluate its current business, predict its future prospects and forecast financial performance and growth. The Company has invested a significant portion of its efforts and financial resources in the development and commercialization of the lead product, NERLYNX, and expects NERLYNX to constitute the vast majority of product revenue for the foreseeable future.

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

As of June 30, 2020, the Company’s inventory balance consisted primarily of raw materials purchased subsequent to FDA approval of NERLYNX.

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

Leases will be classified as financing or operating, which will drive the expense recognition pattern. The Company elects to exclude short-term leases if and when the Company has them.  For additional information, see Note 6—Leases.

The Company leases office space and copy machines, all of which are operating leases. Most leases include the option to renew and the exercise of the renewal options is at the Company’s sole discretion. Options to extend or terminate a lease are considered in the lease term to the extent that the option is reasonably certain of exercise. The leases do not include options to purchase the leased property. The depreciable life of assets and leasehold improvements is limited by the expected lease term. Covenants imposed by the leases include letters of credit required to be obtained by the lessee.

The incremental borrowing rate, or IBR, represents the rate of interest the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. When determinable, the Company uses the rate implicit in the lease to determine the present value of lease payments. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s average IBR for existing leases as of June 30, 2020 is 10.9%.

The Company decided to cease the use of a portion of its leased office space in 2019. In connection with the decreased need for the right to use the ROU asset, the Company entered into a sublease for the underlying asset, in which the sublease income is less than the original lease payments, indicating impairment. In performing the recoverability test on the effective date, the undiscounted future estimated cash flows and carrying value were identified for the subleased portion of the leased building, as an individual asset group, defined under ASC 360. A reduction to the carrying value of the ROU asset of approximately $1.2 million was recorded, representing the fair value amount in excess of the carrying value, with a corresponding impairment charge recorded as selling, general and administration expense, in the consolidated statements of operations for the year ended December 31, 2019. There were no indications for impairment during the quarter ended June 30, 2020.

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

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. In connection with the FDA approval of NERLYNX in July 2017, the Company triggered a one-time milestone payment pursuant to its license agreement with Pfizer. In June 2020, the Company entered into a letter agreement with Pfizer relating to the method of payment associated with a milestone payment under the Company’s license agreement with Pfizer (see Note 13-Commitments and Contingencies). The Company capitalized the milestones as intangible assets and is amortizing the assets to cost of sales on a straight-line basis over the estimated useful life of the licensed patent through 2030. The Company recorded amortization expense related to its intangible assets of $1.3 million and $2.3 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, estimated future amortization expense related to the Company’s intangible assets was approximately $4.0 million for the remainder of 2020 and $8.0 million for each year starting 2021 through 2029, and $2.0 million for 2030.

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

In December 2019, the FASB issued ASU No 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. The amendments in ASU 2019-12 remove certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company does not expect ASU 2019-12 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

Note 3—Accounts Receivable, Net:

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accounts receivable, net	$21,287	$26,396
License revenue receivable	2,700	2,500
Total accounts receivable, net	$23,987	$28,896

Accounts receivable, net, consists entirely of amounts owed from our customers related to product sales. The license revenue receivable as of June 30, 2020 relates to amounts owed from Pint relating to license revenue recognized during the third quarter of 2019 and from Medison relating to license revenue recognized during the second quarter of 2020. The license revenue receivable as of December 31, 2019 relates to amounts owed from Pint relating to license revenue recognized during the third quarter of 2019.

Note 4—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Current:
CRO services	$3,642	$4,810
Other clinical development	3,208	2,043
Insurance	1,547	3,452
Professional fees	1,476	544
Other	2,727	2,410
	12,600	13,259
Long-term:
CRO services	702	400
Other clinical development	341	468
Other	1,734	1,131
	2,777	1,999
Totals	$15,377	$15,258

Other current prepaid amounts consist primarily of deposits, licenses, subscriptions and software. Other long-term prepaid amounts consist primarily of deposits, licenses, subscriptions, software, a capitalized sublease commission and a sublease tenant improvement allowance, net of amortization.

Note 5—Other Current Assets:

Other current assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Deposit for manufacturing costs	$3,376	$—
Other	50	323
Totals	$3,426	$323

Other current asset amounts consist primarily of capitalized sublease commission and a sublease tenant improvement allowances, net of amortization.

Note 6—Leases:

In December 2011, the Company entered into a non-cancelable operating lease for office space in Los Angeles, California, which was subsequently amended in November 2012, December 2013, March 2014, July 2015, and December 2017. The initial term of the lease was for seven years and commenced on December 10, 2011. As amended, the Company rents approximately 65,656 square feet. The term of the lease runs until March 2026, and rent amounts payable by the Company increase approximately 3% per year. Concurrent with the execution of the lease, the Company provided the landlord an automatically renewable stand-by letter of credit in the amount of $2.0 million, a decrease of $0.5 million during the quarter ended June 30, 2020 from $2.5 million as of the quarter ended March 31, 2020. The stand-by letter of credit is collateralized by a high-yield savings account, which is classified as restricted cash, long-term on the accompanying consolidated balance sheets.

In June 2012, the Company entered into a long-term lease agreement for office space in South San Francisco, California, which was subsequently amended in May 2014 and July 2015. As amended, the Company rents approximately 29,470 square feet. The term of this lease runs until March 2026, with the option to extend for an additional five-year term, and rents payable by the Company increase approximately 3% per year. The Company provided the landlord an automatically renewable stand-by letter of credit in the amount of $1.1 million, a decrease of $0.5 million during the quarter ended June 30, 2020 from $1.6 million as of the quarter ended March 31, 2020. The stand-by letter of credit is collateralized by a high-yield savings account, which is classified as restricted cash, long-term on the accompanying consolidated balance sheets.

The Company also leases copier equipment for use in the office spaces. Components of lease expense include fixed lease expense and variable lease expense of approximately $2.4 million and $0.2 million, respectively, for the six months ended June 30, 2020. Fixed lease expense and variable lease expense for the six months ended June 30, 2019, was approximately $2.4 million and $0.2 million, respectively. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. The Company’s office and equipment leases generally have contractually specified minimum rent and annual rent increases that are included in the measurement of the ROU asset and related lease liability. Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in selling, general and administrative costs in the consolidated statements of operations when they are incurred.

Supplemental cash flow information related to leases for the six months ended June 30, 2020:

Operating cash flows for operating leases (in thousands)	$2,814
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted average remaining lease term (in years)	5.7
Weighted average discount rate	10.9%

The maturity of lease liabilities as of June 30, 2020 were as follows (in thousands):

Amount
2020 (remaining)	$2,624
2021	5,365
2022	5,483
2023	5,631
2024	5,805
Thereafter	7,491
Total	$32,399
Less: imputed interest	(8,388)
Total lease liabilities	$24,011

In February 2019, the Company entered into a long-term sublease agreement for 12,429 square feet of the office space in Los Angeles, California. The term of the lease runs until March 2026 and rent amounts payable to the Company increase approximately 3% per year. The Company recorded operating sublease income of $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, in other income (expenses) in the consolidated statements of operations.

The future minimum lease payments to be received as of June 30, 2020 were as follows (in thousands):

Amount
2020 (remaining)	$229
2021	467
2022	481
2023	495
2024	510
Thereafter	659
Total	$2,841

Note 7—Property and Equipment, Net:

Property and equipment, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Leasehold improvements	$3,779	$3,779
Computer equipment	2,698	2,698
Telephone equipment	340	340
Furniture and fixtures	2,359	2,346
	9,176	9,163
Less: accumulated depreciation	(6,317)	(5,859)
Totals	$2,859	$3,304

For the three and six months ended June 30, 2020, the Company incurred depreciation expense of $0.3 million and $0.5 million, respectively.

Note 8—Intangible Assets, Net:

Intangible assets, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Acquired and in-licensed rights	$90,000	$50,000
Less: accumulated amortization	(11,852)	(9,539)
Total intangible asset, net	$78,148	$40,461

For the three and six months ended June 30, 2020, the Company incurred amortization expense of $1.3 million and $2.3 million, respectively. The estimated remaining useful life of the intangible assets as of June 30, 2020 is ten years.

Note 9—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued legal verdict expense	$31,536	$31,350
Accrued royalties	8,091	8,866
Accrued CRO services	4,273	8,502
Accrued variable consideration	11,096	7,978
Accrued bonus	4,053	1,618
Accrued compensation	5,342	4,138
Accrued other clinical development	1,225	2,546
Accrued professional fees	1,343	1,775
Accrued legal fees	652	266
Accrued manufacturing costs	675	869
Other	354	1,122
Totals	$68,640	$69,030

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

Accrued legal verdict expense represents an estimate of a range between $9.1 million and $18.1 million that may be owed to class action participants as a result of the jury verdict in Hsu v. Puma Biotechnology, Inc., and an estimate of $22.4 million that may be owed to the plaintiff as a result of the jury verdict in Eshelman v. Puma Biotechnology, Inc., et al. The total amount of damages in Hsu and Eshelman is uncertain and will be ascertained only after an extensive claims process in Hsu, and the completion of post-trial proceedings, and the exhaustion of any appeals in both cases. It is also reasonably possible that the total damages will be higher than these estimates.

All accrued expenses are adjusted in the period the actual costs become known.

Note 10—Debt:

Long term debt consisted of the following (in thousands):

	June 30, 2020	Maturity Date
Long-term debt	$100,000	June 1, 2024
Accretion of final interest payment	2,599
Less: deferred financing costs	(6,026)
Total long-term debt, net	$96,573

Loan and Security Agreement:

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

The New Credit Facility includes affirmative and negative covenants applicable to the Company, its current subsidiaries and any subsidiaries the Company creates in the future. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts. The Company must also achieve certain product revenue targets, measured as of the last day of each fiscal quarter on a trailing year-to-date basis. New minimum revenue levels will be established for each subsequent fiscal year by mutual agreement of the Company, Oxford, as collateral agent, and the lenders under the New Credit Facility. The negative covenants include, among others, restrictions on the Company’s transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions.

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

On August 5, 2020, the Company entered into an amendment to the amended and restated loan and security agreement to revise the minimum revenue levels that it must achieve under the terms of the New Credit Facility for the year-to-date periods ending September 30, 2020 and December 31, 2020.

As of June 30, 2020, there was $100.0 million in term loans outstanding under the New Credit Facility, representing all of the Company’s long-term debt outstanding as of that date. As of June 30, 2020 the Company was in compliance with all applicable covenants under the New Credit Facility.

The future minimum principal payments under the New Credit Facility as of June 30, 2020 were as follows (in thousands):

Amount
2020 (remaining)	$—
2021	14,286
2022	34,286
2023	34,286
2024	17,142
Thereafter	—
Total	$100,000

Paycheck Protection Program Loan:

On April 20, 2020, the Company received loan proceeds from SVB of $8.4 million under the Paycheck Protection Program, or PPP, of the Coronavirus Aid, Relief, and Economic Security Act.  Following the issuance of additional guidance from the U.S. Small Business Administration regarding eligibility requirements for borrowers under the PPP, the Company returned the full amount of the loan to SVB on April 30, 2020.

Note 11—Stockholders’ Equity:

Common Stock:

The Company issued 500 and 67,625 shares of common stock upon exercise of stock options during the six months ended June 30, 2020 and 2019, respectively.  The Company issued 423,113 and 346,045 shares of common stock upon vesting of RSUs during the six months ended June 30, 2020 and 2019, respectively.

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

Stock Options and Restricted Stock Units:

The Company’s 2011 Incentive Award Plan, as amended, or the 2011 Plan, was adopted by the Company’s Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. Through June 30, 2020, a total of 12,529,412 shares of the Company’s common stock had been reserved for issuance under the 2011 Plan.

All of the options awarded by the Company have been “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107, or Share Based Payment. As of June 30, 2020, 6,230,574 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2011 Plan and 2,122,539 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees and nonemployees was estimated using the Black-Scholes Option Pricing Method (see Note 2) with the following weighted-average assumptions used during the six months ended June 30:

	2020	2019
Dividend yield	0.0%	0.0%
Expected volatility	102.7%	99.9%
Risk-free interest rate	1.0%	2.5%
Expected life in years	5.80	5.76

The Company’s 2017 Employment Inducement Incentive Award Plan, or the 2017 Plan, was adopted by the Company’s Board of Directors on April 27, 2017. Pursuant to the 2017 Plan, the Company may grant stock options and RSUs, as well as other forms of equity-based compensation to employees, as an inducement to join the Company. The maximum term of stock options granted under the 2017 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. As of June 30, 2020, a total of 2,000,000  shares of the Company’s common stock have been reserved for issuance under the 2017 Plan.   As of June 30, 2020, 1,258,685 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2017 Plan and 538,182 shares of the Company’s common stock are available for future issuance under the 2017 Plan.

Stock-based compensation expense was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock-based compensation:
Options -
Selling, general, and administrative	$963	$1,952	$1,883	$4,938
Research and development	731	1,882	1,572	4,215
Restricted stock units -
Selling, general, and administrative	3,767	5,500	7,539	12,389
Research and development	5,169	6,106	8,543	12,036
Total stock-based compensation expense	$10,630	$15,440	$19,537	$33,578

Activity with respect to options granted under the 2011 Plan and 2017 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	5,042,325	$82.42	5.2	$1,951
Granted	606,900	$9.96	9.7
Forfeited	-	$-
Exercised	(500)	$3.75		$5
Expired	(476,087)	$92.81
Outstanding at June 30, 2020	5,172,638	$72.97	5.5	$3,723
Nonvested at June 30, 2020	944,433	$13.49	9.4
Exercisable	4,228,205	$86.25	4.6	$2,329

At June 30, 2020, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $8.7  million, which is expected to be recognized over a weighted-average period of 1.9  years. At June 30, 2020, the total estimated unrecognized employee compensation cost related to non-vested RSUs was approximately $30.6  million, which is expected to be recognized over a weighted-average period of 1.6  years. The weighted-average grant date fair value of options granted during the six months ended June 30, 2020 and 2019 was $7.86  and $21.82 per share, respectively. The weighted average grant date fair value of RSUs awarded during the six months ended June 30, 2020 and 2019 was $10.61 and $22.14 per share, respectively.

Stock Option Rollforward

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2019	439,194	19.38
Granted	606,900	7.86
Vested/Issued	(101,661)	32.46
Forfeited	-	-
Nonvested shares at June 30, 2020	944,433	$10.57

Restricted Stock Unit Rollforward

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2019	1,991,125	$27.63
Granted	1,051,303	10.61
Vested/Issued	(423,113)	41.43
Forfeited	(302,694)	26.42
Nonvested shares at June 30, 2020	2,316,621	$17.55

Note 12—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $0.7  million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively.

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

License Agreement:

In August 2011, the Company entered into an agreement pursuant to which Pfizer agreed to grant it a worldwide license for the development, manufacture and commercialization of PB272 neratinib (oral), PB272 neratinib (intravenous) and PB357, and certain related compounds. The license is exclusive with respect to certain patent rights owned by or licensed to Pfizer. Under the agreement, the Company is obligated to commence a new clinical trial for a product containing one of these compounds within a specified period of time and to use commercially reasonable efforts to complete clinical trials and to achieve certain milestones as provided in a development plan. From the closing date of the agreement through December 31, 2011, Pfizer continued to conduct the existing clinical trials on behalf of the Company at Pfizer’s sole expense. At the Company’s request, Pfizer has agreed to continue to perform certain services in support of the existing clinical trials at the Company’s expense. These services will continue through the completion of the transitioned clinical trials. The license agreement “capped” the out of pocket expense the Company would incur to complete the then existing clinical trials. All agreed upon costs incurred by the Company above the “cost cap” would be reimbursed by Pfizer. The Company exceeded the “cost cap” during the fourth quarter of 2012. In accordance with the license agreement, the Company billed Pfizer for agreed upon costs above the “cost cap” until December 31, 2013.

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

As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones totaling approximately $187.5 million if all such milestones are achieved. In connection with the FDA approval of NERLYNX in July of 2017, the Company triggered a one-time milestone payment pursuant to the agreement. In June 2020, the Company entered into a letter agreement, or the Letter Agreement, with Pfizer relating to the method of payment associated with a one-time milestone payment under the license agreement with Pfizer. The Letter Agreement permits the Company to make the milestone payment in installments with the amounts payable to Pfizer (including interest) to be made in November 2020 for approximately $10.4 million and in September 2021 for approximately $21.9 million. Unpaid portions of the milestone payment will accrue interest at 6.25% per annum until paid. The installment payments and accrued interest are included in accrued in-licensed rights on the accompanying consolidated balance sheets. The Company may trigger additional milestone payments in the future. Should the Company commercialize any more of the compounds licensed from Pfizer or any products containing any of these compounds, the Company will be obligated to pay to Pfizer annual royalties at a fixed rate in the low-to-mid teens of net sales of all such products, subject to certain reductions and offsets in some circumstances. The Company’s royalty obligation continues, on a product-by-product and country-by-country basis, until the later of (1) the last to expire licensed patent covering the applicable licensed product in such country, or (2) the earlier of generic competition for such licensed product reaching a certain level in such country or expiration of a certain time period after first commercial sale of such licensed product in such country. In the event that the Company sublicenses the rights granted to the Company under the license agreement with Pfizer to a third party, the same milestone and royalty payments are required. The Company can terminate the license agreement at will, or for safety concerns, in each case upon specified advance notice.

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

CANbridge Licensing Dispute

On July 28, 2020, the Company filed a request for arbitration against CANbridge before the ICC International Court of Arbitration. The Company is asserting that CANbridge has violated the terms of the Company’s agreement with CANbridge in which it granted CANbridge an exclusive sublicense to develop and commercialize NERLYNX throughout greater China. The Company is seeking an arbitral award that CANbridge breached, or alternatively is in anticipatory breach of, our agreement; that CANbridge’s conduct constitutes grounds for termination of the agreement; that CANbridge has failed to use commercially reasonable efforts to commercialize NERLYNX as required under the agreement; and that CANbridge must obtain the Company’s consent before transferring the agreement to a third party, subject to certain limitations that do not currently apply. The Company is also seeking damages, costs, and attorneys’ fees. The request for arbitration remains pending.

Note 14—Subsequent Events:

Malaysia Marketing Approval:

On July 16, 2020, the Company’s sub-licensee, Specialised Therapeutics Asia, received marketing approval of NERLYNX (neratinib) in Malaysia from the Drug Control Agency, under Malaysia’s Ministry of Health, for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who are less than one year from completion of prior adjuvant trastuzumab-based therapy.

CANbridge Licensing Dispute:

On July 28, 2020, the Company filed a request for arbitration against CANbridge before the ICC International Court of Arbitration. See Note 13—Commitments and Contingencies.

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

Prior to 2017, our efforts and resources had been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. In 2017, the U.S. Food and Drug Administration, or FDA, approved NERLYNX, formally known as PB272 (neratinib (oral)), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. In February 2020, NERLYNX was also approved by the FDA in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens in the metastatic setting. In 2018, the European Commission, or EC, granted marketing authorization for NERLYNX in the European Union for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab-based therapy.

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

Impact of COVID-19

Our priorities during the COVID-19 pandemic are protecting the health and safety of our employees while continuing our mission to develop and commercialize innovative products to enhance cancer care. Substantially all geographic regions in which our U.S. sales force operates have imposed, and those regions or other regions in which our sales force operates may in the future impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19. These types of restrictions may deter or prevent cancer patients from traveling to see their doctors and result in a decline in revenue for NERLYNX, our only commercial product. Additionally, our commercial team and sales force have limited travel and personal interactions with physicians and customers, including visits to healthcare provider offices due to limitations that have been imposed at certain hospitals and medical facilities, and are currently conducting a large percentage of promotional activities virtually. These types of restrictions have adversely impacted our ability to engage with our customers and have adversely impacted sales of NERLYNX, our only commercial product, and they may continue to do so. The respective commercial teams of certain of the companies to which we sub-license the commercial rights to NERLYNX, and on which we rely for our international sales, have chosen or have been forced to take similar action, and other sub-licensees of NERLYNX may choose or be forced to take similar action. Furthermore, the COVID-19 pandemic has resulted in dramatic increases in unemployment rates, which may result in a substantial number of people becoming uninsured or underinsured. Any of these developments may have an adverse effect on our revenue. We have observed disruptions in patient enrollments in the United States and in our SUMMIT basket trial. If the COVID-19 pandemic continues to spread in the geographies in which we are conducting clinical trials, we may experience additional disruptions in those clinical trials, which could have a material adverse impact on our clinical trial plans and timelines.

Our ability to continue to operate without any significant negative impacts will in part depend on the length and severity of the COVID-19 pandemic and our ability to protect our employees and our supply chain. We continue to follow and monitor recommended actions of government and health authorities to protect our employees worldwide. For the the six months ended June 30, 2020, we and our key third-party suppliers and manufacturers were able to broadly maintain operations. We rely exclusively on third-party manufacturers to manufacture NERLYNX.

We intend to satisfy our near-term liquidity requirements through a combination of our existing cash and cash equivalents and marketable securities as of June 30, 2020 and proceeds that will become available to us through product sales, royalties and license milestone payments. However, this intention is based on assumptions that may prove to be wrong. Changes may occur that would consume our available capital faster than anticipated, including the length and severity of the COVID-19 pandemic and measures taken to control the spread of COVID-19, as well as changes in and progress of our development activities, the impact of commercialization efforts, acquisitions of additional drug candidates and changes in regulation.

Critical Accounting Policies

As of the date of the filing of this Quarterly Report, we believe there have been no material changes to our critical accounting policies and estimates during the three months and six months ended June 30, 2020 from our accounting policies at December 31, 2019, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We had the following activity related to sub-license agreements during the six months ended June 30, 2020:

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

Bixink Agreement:

During the second quarter of 2020, we entered into a sub-license agreement, or the Bixink Agreement, with Bixink Therapeutics Co., Ltd., or Bixink. The Bixink Agreement granted intellectual property rights and set forth the respective obligations with respect to development, commercialization and supply of NERLYNX in South Korea, or the Bixink Territory. Pursuant to the Bixink Agreement, we received and recognized as license revenue an upfront payment of $0.5 million during the second quarter of 2020. As of June 30, 2020, the Bixink Agreement includes potential milestone payments due to us upon successful completion of certain performance obligations, such as achieving regulatory approvals, which would entitle us to receive payments totaling approximately $5.5 million if all respective performance obligations are achieved. In addition, we are entitled to receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products throughout the Bixink Territory. At this time, we cannot estimate if or when these milestone-related performance obligations might be achieved.

CANbridge Agreement:

During the first quarter of 2018, we entered into a sub-license agreement, or the CANbridge Agreement, with CANbridge Limited, or CANbridge, to pursue regulatory approval and commercialize NERLYNX, if approved, in the People’s Republic of China (including mainland China, Hong Kong, Macao, and Taiwan), or the CANbridge Territory. The CANbridge Agreement granted intellectual property rights and set forth the parties’ respective obligations with respect to development, commercialization and supply of the licensed product. Pursuant to the CANbridge Agreement, as of June 30, 2020, the potential milestone payments due to us upon successful completion of certain performance obligations total approximately $195.0 million if all respective performance obligations are achieved. During the second quarter of 2020, we achieved a development-based milestone, which satisfied a performance obligation necessary to recognize the associated $20.0 million in license revenue. In addition, we are entitled to receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products in the CANbridge Territory. On July 28, 2020, we filed a request for arbitration against CANbridge asserting that CANbridge breached, or alternatively is in anticipatory breach of, this agreement; that CANbridge’s conduct constitutes grounds for termination of the agreement; that CANbridge has failed to use commercially reasonable efforts to commercialize NERLYNX as required under the agreement; and that CANbridge must obtain the Company’s consent before transferring the agreement to a third party, subject to certain limitations that do not currently apply. At this time, we cannot estimate if or when these remaining milestone-related performance obligations might be achieved or affected by the arbitration.

Medison Agreement:

During the first quarter of 2018, we entered into a sub-license agreement, or the Medison Agreement, with Medison Pharma Ltd., or Medison. Pursuant to the Medison Agreement, we granted to Medison, under certain of our intellectual property rights relating to neratinib, an exclusive license to commercialize neratinib and certain related compounds and participate in the named patient supply in Israel, or the Medison Territory, subject to the terms of the Medison Agreement and the related supply agreement. Pursuant to the Medison Agreement, as of June 30, 2020, the potential milestone payments due to us upon successful completion of certain separate, distinct performance obligations total approximately $0.3 million if all respective performance obligations are achieved. During the second quarter of 2020, we achieved a certain development-based milestone, which satisfied performance obligations necessary to recognize the associated $0.2 million in license revenue.  The payment associated with this license revenue is included in accounts receivable, net on the consolidated balance sheet as of June 30, 2020. In addition, we are entitled to receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products in the Medison Territory. At this time, we cannot estimate if or when these remaining milestone-related performance obligations might be achieved

Pint Agreement:

During the first quarter of 2018, we entered into a sub-license agreement, or the Pint Agreement, with Pint Pharma International SA, or Pint. The Pint Agreement granted intellectual property rights and set forth the respective obligations with respect to development, commercialization and supply of NERLYNX in Mexico and 21 countries and territories in Central and South America, or the Pint Territory. The Pint Agreement includes potential future milestone and royalty payments due to us upon successful completion of certain performance obligations, such as achieving regulatory approvals. Pursuant to the Pint Agreement, as of June 30, 2020, the potential milestone payments due to us upon successful completion of certain performance obligations, such as achieving regulatory approvals, total approximately $20.0 million if all respective performance obligations are achieved. During the third quarter of 2019, we achieved a development-based milestone, which satisfied a performance obligation necessary to recognize the associated license revenue. The $2.5 million associated with this license revenue for the milestone met in the third quarter of 2019 is included in accounts receivable, net on the consolidated balance sheet as of June 30, 2020. In addition, we are entitled to receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products throughout the Pint Territory. At this time, we cannot estimate if or when these remaining milestone-related performance obligations might be achieved.

Knight Agreement:

During the first quarter of 2019, we entered into a sub-license agreement, or the Knight Agreement, with Knight Therapeutics, Inc., or Knight.  The Knight Agreement, granted to Knight an exclusive, sublicensable (under certain circumstances) license (i) to commercialize any product containing neratinib and certain related compounds in Canada, or the Knight Territory, (ii) to seek and maintain regulatory approvals for the licensed products in the Knight Territory and (iii) to manufacture the licensed products anywhere in the world solely for the development and commercialization of the licensed products in the Knight Territory for human use. Pursuant to the Knight Agreement, as of June 30, 2020, the potential milestone payments due to us upon successful completion of certain regulatory and commercial milestones total approximately $5.4 million. In addition, we are entitled to receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products in the Knight Territory.  At this time, we cannot estimate if or when the remaining milestone-related performance obligations might be achieved.

Pierre Fabre Agreement:

During the first quarter of 2019, we entered into a sub-license agreement, or the Pierre Fabre Agreement, with Pierre Fabre Medicament SAS, or Pierre Fabre. The Pierre Fabre Agreement granted intellectual property rights and set forth the parties’ respective obligations with respect to development, commercialization and supply of any pharmaceutical product containing neratinib in European countries excluding Russia and Ukraine, along with countries in North Africa and francophone countries of West Africa, or the Pierre Fabre Territory. During the fourth quarter of 2019, we entered into a license amendment, or the Pierre Fabre Amendment, with Pierre Fabre to extend the terms of the Pierre Fabre Agreement to the Middle East, South Africa, Sudan and Turkey, or the Pierre Fabre Amendment Territory. Pursuant to the Pierre Fabre Agreement and Pierre Fabre Amendment, as of June 30, 2020, the potential milestone payments due to us upon successful completion of certain regulatory and sales-based milestones total approximately $348.0 million.  In addition, we are entitled to receive double-digit royalties on sales of licensed products throughout the Pierre Fabre Territory and the Pierre Fabre Amendment Territory. At this time, we cannot estimate if or when the remaining milestone-related performance obligations might be achieved.

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

Cost of sales:

Cost of sales consists of third-party manufacturing costs, freight, and indirect overhead costs associated with sales of NERLYNX. Cost of sales also includes period costs related to royalty charges payable to Pfizer, the amortization of milestone payments made to Pfizer, certain inventory manufacturing services, inventory adjustment charges, unabsorbed manufacturing and overhead costs, and manufacturing variances.

Selling, general and administration expenses:

Selling, general and administrative, or SG&A, expenses consist primarily of salaries and payroll-related costs, stock-based compensation expense, professional fees, business insurance, rent, general legal activities, and other corporate expenses. We expense SG&A expenses as they are incurred.

Research and development expenses:

R&D expenses include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for the manufacturing of clinical materials and clinical trials. During the three and six months ended June 30, 2020 and 2019, our R&D expenses consisted primarily of clinical research organization, or CRO, fees; fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our R&D costs as they are incurred. Internal R&D expenses primarily consist of payroll-related costs, and also include equipment costs, travel expenses and supplies.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Total revenue:

For the three months ended June 30, 2020, total revenue was approximately $70.6 million, compared to $53.9 million for the three months ended June 30, 2019.

Product revenue, net:

Product revenue, net was approximately $48.8 million for the three months ended June 30, 2020, compared to $53.9 million for the three months ended June 30, 2019. The decrease in product revenue, net was attributable to a volume decrease of approximately 22% in bottles of NERLYNX sold, and an increase in reserves for variable consideration from approximately 11% of product revenue for the three months ended June 30, 2019 to approximately 14% of product revenue for the three months ended June 30, 2020. The increase in reserves for variable consideration is primarily due to an increase in government rebates. The decrease in product revenue, net was partially offset by an approximately 10% increase in gross selling price that occurred in the third quarter of 2019 and again in the first quarter of 2020.

License revenue:

License revenue was approximately $20.7 million for the three months ended June 30, 2020, compared to no license revenue for the three months ended June 30, 2019. The increase in license revenue was primarily due to an upfront payment and satisfaction of two performance-based milestones related to sub-license agreements in the three months ended June 30, 2020.

Royalty revenue:

Royalty revenue was $1.1 million for the three months ended June 30, 2020, compared to $0.1 million for the three months ended June 30, 2019. The increase was due to increased product sales by our sub-licensees.

Cost of sales:

Cost of sales was approximately $9.4 million for the three months ended June 30, 2020, compared to $9.3 million for the three months ended June 30, 2019. The increase in cost of sales was primarily attributable to an increase in the amortization of the milestone payments made to Pfizer and increased royalty expense due to Pfizer related to the increase in royalty revenue, which was partially offset by decreased royalty expenses due to Pfizer related to the decrease in product revenue, net.

Selling, general and administrative expenses:

For the three months ended June 30, 2020, SG&A expenses were approximately $29.3 million, compared to approximately $33.5 million for the three months ended June 30, 2019. SG&A expenses for the three months ended June 30, 2020 and 2019 were as follows:

Selling, general, and administrative expenses	For the Three Months Ended		Change
(in thousands)	June 30,		$	%
	2020	2019	2020/2019	2020/2019
Payroll and related costs	$10,817	$10,646	$171	1.6%
Professional fees and expenses	10,551	9,577	974	10.2%
Travel and meetings	517	2,712	(2,195)	-80.9%
Facilities and equipment costs	1,427	1,499	(72)	-4.8%
Stock-based compensation	4,730	7,452	(2,722)	-36.5%
Other	1,305	1,641	(336)	-20.5%
	$29,347	$33,527	$(4,180)	-12.5%

For the three months ended June 30, 2020, SG&A expenses decreased by approximately $4.2 million compared to the same period in 2019, primarily attributable to the following:

•

a decrease in stock-based compensation expense of approximately $2.7 million primarily due to a decrease of approximately $2.2 million for stock awards that have fully vested and a decrease of approximately $1.8 million from stock awards forfeited, partially offset by an increase of approximately $1.5 million from new grants and other immaterial fluctuations;

•	a decrease in travel and meetings of approximately $2.2 million related to travel restrictions due to the COVID-19 pandemic; and

•	a decrease in other expenses of approximately $0.3 million primarily attributable to decreased bank fees and other immaterial fluctuations.

These decreases were partially offset by

•

an increase in professional fees and expenses of approximately $1.0 million in connection with marketing related professional fees, promotions, campaign planning, social media, and patient programs, and an increase of approximately $0.3 million in insurance premiums.

Research and development expenses:

For the three months ended June 30, 2020, R&D expenses were approximately $24.7 million, compared to approximately $36.9 million for the three months ended June 30, 2019. R&D expenses for the three months ended June 30, 2020 and 2019 were as follows:

Research and development expenses	For the Three Months Ended		Change
(in thousands)	June 30,		$	%
	2020	2019	2020/2019	2020/2019
Clinical trial expense	$7,062	$15,656	$(8,594)	-54.9%
Internal R&D	9,894	9,829	65	0.7%
Consultant and contractors	1,835	3,382	(1,547)	-45.7%
Stock-based compensation	5,900	7,988	(2,088)	-26.1%
	$24,691	$36,855	$(12,164)	-33.0%

For the three months ended June 30, 2020, R&D expenses decreased approximately $12.2 million compared to the same period in 2019, primarily attributable to the following:

•

a decrease in clinical trial expense of approximately $8.6 million, primarily due to the close out of two clinical trials and lower CRO site visits and related expenses due to actions taken in response to the COVID-19 pandemic;

•

a decrease in employee stock-based compensation expense of approximately $2.1 million primarily due to a decrease of approximately $2.2 million for stock awards that fully vested, a decrease of approximately $1.2 million from stock award forfeitures, partially offset by an increase of approximately $1.3 million from new grants and other immaterial fluctuations; and

•	a decrease in consultant and contractor expenses of approximately $1.5 million, primarily due to the close out of certain clinical trials and lower staffing needs.

Other income (expenses):

Other income (expenses)	For the Three Months Ended		Change
(in thousands)	June 30,		$	%
	2020	2019	2020/2019	2020/2019
Interest income	$66	$908	$(842)	-92.7%
Interest expense	(3,784)	(4,448)	664	-14.9%
Legal verdict expense	(93)	—	(93)	-100.0%
Loss on debt extinguishment	—	(8,103)	8,103	-100.0%
Other income (expenses)	77	(1)	78	-7800.0%
	$(3,734)	$(11,644)	$7,910	-67.9%

Interest income:

For the three months ended June 30, 2020, we recognized approximately $0.1 million in interest income compared to approximately $0.9 million of interest income for the three months ended June 30, 2019. The decrease in interest income reflects less cash invested in money market accounts and high yield savings accounts in 2020 compared to 2019.

Interest expense:

For the three months ended June 30, 2020, we recognized approximately $3.8 million in interest expense, compared to $4.4 million of interest expense for the three months ended June 30, 2019. The decrease in interest expense was primarily the result of having less borrowings outstanding in the second quarter of 2020 than in the second quarter of 2019.

Legal verdict expense:

For the quarter ended June 30, 2020, we recognized $0.1 million in legal verdict expense, which represents an estimate of service fees incurred related to the class action administrator as a result of the Hsu v. Puma Biotechnology, Inc., et al. claims process and post-judgment interest for the Eshelman v. Puma Biotechnology, Inc., et al. judgment.

Loss on debt extinguishment:

For the three months ended June 30, 2019, we recognized approximately $8.1 million in loss on debt extinguishment related to the fees paid in connection with our debt refinancing during the second quarter of 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Total revenue:

For the six months ended June 30, 2020, total revenue was approximately $121.8 million, compared to $153.0 million for the six months ended June 30, 2019.

Product revenue, net:

Product revenue, net was approximately $97.4 million for the six months ended June 30, 2020, compared to $99.4 million for the six months ended June 30, 2019. The decrease in product revenue, net was attributable to a volume decrease of approximately 16% in bottles of NERLYNX sold, partially offset by an approximately 10% increase in gross selling price that occurred in the third quarter of 2019 and again in the first quarter of 2020.

License revenue:

License revenue was approximately $22.7 million for the six months ended June 30, 2020, compared to $53.5 million for the six months ended June 30, 2019. The decrease in license revenue is primarily due to a decrease in upfront payments and satisfaction of different performance-based milestones related to sub-license agreements in the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

Royalty revenue:

Royalty revenue was $1.7 million for the six months ended June 30, 2020, compared to $0.1 million for the six months ended June 30, 2019. The increase was due to royalty revenue recognized related to the start of product sales by our sub-licensees.

Cost of sales:

For the six months ended June 30, 2020, cost of sales was approximately $18.5 million compared to $17.3 million for the six months ended June 30, 2019.  The increase in cost of sales was primarily attributable to increased royalty expense due to Pfizer related to the increase in royalty revenue and an increase in the amortization of the milestone payments made to Pfizer, which was partially offset by decreased royalty expenses due to Pfizer related to the decrease in product revenue, net.

Selling, general and administrative expenses:

For the six months ended June 30, 2020, SG&A expenses were approximately $60.3 million, compared to approximately $79.0 million for the six months ended June 30, 2019. SG&A expenses for the six months ended June 30, 2020 and 2019 were as follows:

Selling, general, and administrative expenses	For the Six Months Ended		Change
(in thousands)	June 30,		$	%
	2020	2019	2020/2019	2020/2019
Payroll and related costs	$21,384	$21,823	$(439)	-2.0%
Professional fees and expenses	20,981	28,692	(7,711)	-26.9%
Travel and meetings	2,933	5,455	(2,522)	-46.2%
Facilities and equipment costs	2,864	2,939	(75)	-2.6%
Stock-based compensation	9,422	17,327	(7,905)	-45.6%
Other	2,700	2,797	(97)	-3.5%
	$60,284	$79,033	$(18,749)	-23.7%

For the six months ended June 30, 2020, SG&A expenses decreased by approximately $18.7 million compared to the same period in 2019, primarily attributable to the following:

•

a decrease in stock-based compensation expense of approximately $7.9 million primarily due to a decrease of approximately $6.0 million for stock awards that have fully vested and a decrease of approximately $3.8 million from stock awards forfeited, partially offset by an increase of approximately $1.9 million from new grants;

•

a decrease in professional fees and expenses of approximately $7.7 million, consisting primarily of decreases of approximately $8.1 million in legal fees compared to the prior year period in connection with various lawsuits and approximately $0.5 million for professional fees primarily related to decreased consultancy efforts related to marketing and commercialization support, partially offset by an increase of approximately $0.5 million in insurance premiums and $0.4 million in audit and board of directors fees;

•	a decrease in travel and meetings of approximately $2.5 million related to travel restrictions and cancellations of live events due to the COVID-19 pandemic; and

•	a decrease of approximately $0.4 million in payroll and payroll-related expenses primarily due to reduction in headcount.

Research and development expenses:

For the six months ended June 30, 2020, R&D expenses were approximately $50.1 million, compared to approximately $72.6 million for the six months ended June 30, 2019.  R&D expenses for the six months ended June 30, 2020 and 2019 were as follows:

Research and development expenses	For the Six Months Ended		Change
(in thousands)	June 30,		$	%
	2020	2019	2020/2019	2020/2019
Clinical trial expense	$15,873	$29,414	$(13,541)	-46.0%
Internal R&D	20,123	19,973	150	0.8%
Consultant and contractors	4,035	6,945	(2,910)	-41.9%
Stock-based compensation	10,115	16,251	(6,136)	-37.8%
	$50,146	$72,583	$(22,437)	-30.9%

For the six months ended June 30, 2020, R&D expenses decreased approximately $22.4 million compared to the same period in 2019, primarily attributable to the following:

•	a decrease in clinical trial expense of approximately $13.5 million, primarily due to the close out of certain clinical trials;

•

a decrease in employee stock-based compensation expense of approximately $6.1 million primarily due to a decrease of approximately $5.0 million for stock awards that fully vested and a decrease of approximately $2.6 million from stock award forfeitures, partially offset by an increase of approximately $1.5 million from new grants, and other immaterial fluctuations; and

•	a decrease in consultant and contractors expenses of approximately $2.9 million, primarily due to the close out of certain clinical trials.

Other income (expenses):

Other income (expenses)	For the Six Months Ended		Change
(in thousands)	June 30,		$	%
	2020	2019	2020/2019	2020/2019
Interest income	$452	$1,780	$(1,328)	-74.6%
Interest expense	(6,852)	(8,891)	2,039	-22.9%
Legal verdict expense	(186)	(16,350)	16,164	-98.9%
Loss on debt extinguishment	—	(8,103)	8,103	-100.0%
Other income (expenses)	170	(15)	185	-1233.3%
	$(6,416)	$(31,579)	$25,163	-79.7%

Interest income:

For the six months ended June 30, 2020, we recognized approximately $0.5 million in interest income compared to approximately $1.8 million of interest income for the six months ended June 30, 2019. The decrease in interest income reflects less cash invested in money market accounts and “high yield” savings accounts in 2020 compared to 2019.

Interest expense:

For the six months ended June 30, 2020, we recognized approximately $6.9 million in interest expense, compared to $8.9 million of interest expense for the six months ended June 30, 2019.  The decrease in interest expense was primarily the result of having less borrowings outstanding in 2020 than in 2019.

Legal verdict expense:

For the six months ended June 30, 2020, we recognized $0.2 million in legal verdict expense that represents an estimate of service fees incurred related to the class action administrator as a result of the Hsu v. Puma Biotechnology, Inc., et al. claims process and post-judgment interest for the Eshelman v. Puma Biotechnology, Inc., et al. judgment. For the six months ended June 30, 2019, we recognized approximately $16.4 million in legal verdict expense related to the Eshelman v. Puma Biotechnology, Inc., et al. verdict. The legal verdict expense of $16.4 million was the result of our initial estimate of the total damages payable in the matter of $22.4 million, net of $6.0 million in insurance reimbursements.

Loss on debt extinguishment:

For the six months ended June 30, 2019, we recognized approximately $8.1 million in loss on debt extinguishment related to the fees paid in connection with our debt refinancing during the second quarter of 2019.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2020 and December 31, 2019, and for the six months ended June 30, 2020 and 2019, and is intended to supplement the more detailed discussion that follows:

	As of	As of
Liquidity and capital resources (in thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$90,896	$60,037
Marketable securities	$16,376	$51,607
Working capital	$64,698	$75,459
Stockholders' equity	$23,403	$17,463

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Cash provided by (used in):
Operating activities	$4,688	$28,117
Investing activities	25,158	(33,377)
Financing activities	2	(67,142)
Net increase (decrease) in cash, cash equivalents and restricted cash	$29,848	$(72,402)

Operating Activities:

For the six months ended June 30, 2020 we reported a net loss of approximately $13.5 million, compared to approximately $47.5 million for the same period in 2019. Additionally, cash provided by operating activities for the six months ended June 30, 2020 was approximately $4.7 million compared to approximately $28.1 million of cash provided by operating activities for the same period in 2019, respectively.

Cash provided by operating activities for the six months ended June 30, 2020 consisted of a net loss of approximately $13.5 million, offset by approximately $23.7 million of non-cash items, such as stock-based compensation and depreciation and amortization, a decrease in accounts receivable, net of approximately $4.9 million, and other immaterial changes of $0.1 million; partially offset by an increase in other current assets of approximately $3.1 million and a decrease in accounts payable of approximately $7.4 million.

Cash provided by operating activities for the six months ended June 30, 2019 consisted of a net loss of approximately $47.5 million, an increase in prepaid expenses and other of $2.2 million, an increase in other current assets of $1.5 million, an increase of $27.8 million in accrued expenses, an increase of approximately $9.0 million in a post-marketing commitment liability, and $45.9 million of non-cash items such as stock-based compensation, depreciation and amortization, and debt extinguishment fees. These were offset by an increase in net accounts receivable of approximately $4.6 million, an increase in inventory of $0.6 million, and a decrease in accounts payable of $5.6 million.

Investing Activities:

During the six months ended June 30, 2020, net cash provided by investing activities was approximately $25.2 million, compared to net cash used in investing activities of $33.4 million for the same period in 2019.

Net cash provided by investing activities during the six months ended June 30, 2020 consisted of approximately $51.5 million of maturities of available-for-sale securities, partially offset by the purchase of available for sale securities of approximately $16.4 million and an increase in intangible assets relating to the milestone achieved under the Company’s license agreement with Pfizer of $10.0 million.

Net cash used in investing activities during the six months ended June 30, 2019 consisted of approximately $128.0 million of purchases of available-for-sale securities, offset by approximately $94.6 million of sales or maturities of available-for-sale securities.  This difference of approximately $33.4 million represented excess cash being invested in short-term investments according to our investment policy.

Financing Activities:

During the six months ended June 30, 2020, net cash was unchanged by financing activities. During April 2020, approximately $8.4 million was borrowed and fully repaid with no penalty or interest from Silicon Valley Bank, or SVB, under the Paycheck Protection Program, or PPP, of the Coronavirus Aid, Relief, and Economic Security Act. During the same period in 2019, cash used in financing activities was approximately $67.1 million, which consisted of approximately $80.0 million in debt repayments, $7.8 million in debt extinguishment costs and $5.6 million in debt issuance costs, offset by $25.0 million in proceeds from long-term debt and $1.3 million in proceeds from the exercise of stock options.

Loan and Security Agreement:

In October 2017, we entered into a loan and security agreement with SVB, as administrative agent, and the lenders party thereto from time to time, or the Original Lenders, including Oxford Finance, LLC, or Oxford, and SVB. Pursuant to the terms of the credit facility provided by the loan and security agreement, or the Original Credit Facility, we borrowed $50 million. In May 2018, we entered into an amendment to the loan and security agreement, which provided for an amended credit facility, or the Amended Credit Facility. Under the Amended Credit Facility, the Original Lenders agreed to make term loans available to us in an aggregate amount of $155 million, consisting of (i) a term loan in an aggregate amount of $125 million, the proceeds of which, in part, were used to repay the $50 million we borrowed under the Original Credit Facility, and (ii) a term loan in an aggregate amount of $30 million that we drew in December 2018, which was available to us under the Amended Credit Facility as a result of achieving a specified minimum revenue milestone. We were in compliance with all applicable financial covenants during the entire term of the Amended Credit Facility.

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

The New Credit Facility includes affirmative and negative covenants applicable to us, our current subsidiaries and any subsidiaries we create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts. We must also achieve certain product revenue targets, measured as of the last day of each fiscal quarter on a trailing year-to-date basis. New minimum revenue levels will be established for each subsequent fiscal year by mutual agreement of us, Oxford, as collateral agent, and the lenders under the New Credit Facility. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions.

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

On August 5, 2020, we entered into an amendment to the amended and restated loan and security agreement to revise the minimum revenue levels that we must achieve under the terms of the New Credit Facility for the year-to-date periods ending September 30, 2020 and December 31, 2020.

As of June 30, 2020, there were $100.0 million in term loans outstanding under the New Credit Facility, representing all of our long-term debt outstanding as of that date, and we were in compliance with all applicable covenants under the New Credit Facility.

Current and Future Financing Needs:

We did not receive or record any product revenues until the third quarter of 2017. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our R&D efforts and our commercialization efforts.

We may choose to begin new R&D efforts or we may choose to launch additional marketing efforts. These efforts may require funding in addition to the cash and cash equivalents totaling approximately $90.9 million and $16.4 million in marketable securities available at June 30, 2020. While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will need to generate significant revenue to sustain operations and successfully commercialize neratinib. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Our ability to obtain funding may be adversely impacted by uncertain market conditions, including on account of the global COVID-19 pandemic, our success in commercializing neratinib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time.

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

Non-GAAP Financial Measures

In addition to our operating results, as calculated in accordance with generally accepted accounting principles, or GAAP, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance. The following table presents our net income (loss) and net income (loss) per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation. For the three and six months ended June 30, 2020, stock-based compensation represented approximately 19.7% and 17.7% of our operating expenses, respectively, and 21.9% and 22.1% for the same period in 2019, in each case excluding cost of sales. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Adjusted Net Income (Loss) and

GAAP Net Income (Loss) Per Share to Non-GAAP Adjusted Net Income (Loss) Per Share

(in thousands except share and per share data)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
GAAP net income (loss)	$3,395		$(37,424)		$(13,538)		$(47,511)
Adjustments:
Stock-based compensation -
Selling, general and administrative	4,730		7,452		9,422		17,327	(1)
Research and development	5,900		7,988		10,115		16,251	(2)
Non-GAAP adjusted net income (loss)	$14,025		$(21,984)		$5,999		$(13,933)

GAAP net income (loss) per share—basic	$0.09		$(0.97)		$(0.34)		$(1.23)
Adjustment to net income (loss) (as detailed above)	0.27		0.40		0.49		0.87
Non-GAAP adjusted basic net income (loss) per share	$0.36	(3)	$(0.57)	(4)	$0.15	(3)	$(0.36)	(4)

GAAP net income (loss) per share—diluted	$0.08		$(0.97)		$(0.34)		$(1.23)
Adjustment to net income (loss) (as detailed above)	0.27		0.40		0.49		0.87
Non-GAAP adjusted diluted net income (loss) per share	$0.35	(5)	$(0.57)	(6)	$0.15	(5)	$(0.36)	(6)

(1)	To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2)	To reflect a non-cash charge to operating expense for research and development stock-based compensation.
(3)

Non-GAAP adjusted basic net (loss) income per share was calculated based on 39,432,030 and 39,361,596 weighted-average shares of common stock outstanding for the three and six months ended June 30, 2020, respectively.

(4)

Non-GAAP adjusted basic net (loss) income per share was calculated based on 38,647,775 and 38,565,258 weighted-average shares of common stock outstanding for the three and six months ended June 30, 2019, respectively.

(5)

Non-GAAP adjusted diluted net income per share was calculated based on 39,997,571 and 39,815,867 weighted-average shares of common stock outstanding for the three and six months ended June 30, 2020, respectively.

(6)

Potentially dilutive common stock equivalents (stock options, restricted stock units and warrants) were not included in this non-GAAP adjusted diluted net loss per share for the three and six months ended June 30, 2019, as these shares would be considered anti-dilutive.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet agreements,” as defined by SEC regulations.

Contractual Obligations

In June 2020, we entered into a letter agreement, or the Letter Agreement, with Pfizer relating to the method of payment associated with our achievement of a milestone that triggered a $40 million payment under our license agreement with Pfizer. The Letter Agreement permits us to make the milestone payment in installments with the majority of the amounts payable to Pfizer (including interest) to be made in 2021 and the final payment occurring on September 30, 2021. Unpaid portions of the milestone payment will accrue interest at 6.25% per annum until paid.

Other than as described in the preceding paragraph, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invested our excess cash primarily in cash equivalents such as money market investments as of June 30, 2020. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of borrowings outstanding under our loan and security agreement. As of June 30, 2020, the outstanding principal amount of our borrowings was $100.0 million. Our borrowings under the loan and security agreement, as amended, bear interest at an annual rate equal to the greater of (i) 9.0% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.5%. Changes in the prime rate may therefore affect our interest expense associated with our borrowings under the loan and security agreement.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CANbridge Licensing Dispute

On July 28, 2020, we filed a request for arbitration against CANbridge Biomed Limited, or CANbridge, before the ICC International Court of Arbitration. We are asserting that CANbridge has violated the terms of our agreement with CANbridge in which granted CANbridge an exclusive sublicense to develop and commercialize NERLYNX throughout greater China. We are seeking an arbitral award that CANbridge breached, or alternatively is in anticipatory breach of, our agreement; that CANbridge’s conduct constitutes grounds for termination of the agreement; that CANbridge has failed to use commercially reasonable efforts to commercialize NERLYNX as required under the agreement; and that CANbridge must obtain our consent before transferring the agreement to a third party, subject to certain limitations that do not currently apply. We are also seeking damages, costs, and attorneys’ fees. The request for arbitration remains pending.

Item 1A.	RISK FACTORS

Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report. There has been no material change in our risk factors subsequent to the filing of our prior reports referenced above. However, the risks described in our reports are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any of our equity securities without registration under the Securities Act of 1933, as amended, during the three months ended June 30, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) promulgated under the Exchange Act made any purchases of our equity securities during the quarter ended June 30, 2020.

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

3.2	Third Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2019 and incorporated herein by reference)

10.1	Amended Non-Employee Director Compensation Program (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020 and incorporated herein by reference)

10.2+*	Pfizer Letter Agreement dated June 8, 2020, by and between the Company and Pfizer Inc.

10.3+	Second Amendment to Amended and Restated Loan and Security Agreement, dated July 6, 2020, by and between the Company and Oxford Finance LLC, as collateral agent and Lender

10.4+*	Third Amendment to Amended and Restated Loan and Security Agreement, dated August 5, 2020, by and between the Company and Oxford Finance LLC, as collateral agent and Lender

31.1+

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020

31.2+

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020

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

PUMA BIOTECHNOLOGY, INC.

Date: August 6, 2020	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Maximo F. Nougues
Maximo Nougues
Chief Financial Officer
(Principal Financial and Accounting Officer)