Form 10-Q
period 2020-09-30
PUMA BIOTECHNOLOGY, INC.
filed 2020-11-05
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 39,762,431 shares of Common Stock, par value $0.0001 per share, were outstanding as of October 30, 2020.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$90,082	$60,037
Marketable securities	18,942	51,607
Accounts receivable, net	27,137	28,896
Inventory, net	3,144	3,170
Prepaid expenses, current	8,025	13,259
Deferred rent	198	154
Restricted cash, current	8,850	8,850
Other current assets	3,426	323
Total current assets	159,804	166,296
Lease right-of-use assets, net	16,957	18,522
Property and equipment, net	2,659	3,304
Intangible assets, net	76,144	40,461
Restricted cash, long-term	3,311	4,323
Prepaid expenses and other, long-term	2,820	1,999
Total assets	$261,695	$234,905
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$12,528	$19,183
Accrued expenses, current	63,471	69,030
Accrued in-licensed rights, current	31,017	—
Post-marketing commitment liability, current	2,496	—
Lease liabilities, current	2,971	2,624
Current portion of long-term debt	5,714	—
Total current liabilities	118,197	90,837
Accrued expenses, long-term	25,493	—
Lease liabilities, long-term	20,365	22,643
Post-marketing commitment liability, long-term	6,379	9,000
Long-term debt	91,714	94,962
Total liabilities	262,148	217,442
Commitments and contingencies (Note 13)
Stockholders' (deficit) equity:
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 39,720,931 shares issued and outstanding at September 30, 2020 and 39,203,304 issued and outstanding at December 31, 2019	4	4
Additional paid-in capital	1,322,180	1,295,033
Accumulated other comprehensive income	—	62
Accumulated deficit	(1,322,637)	(1,277,636)
Total stockholders' (deficit) equity	(453)	17,463
Total liabilities and stockholders' (deficit) equity	$261,695	$234,905

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Product revenue, net	$49,333	$53,482	$146,713	$152,913
License revenue	—	2,750	22,700	56,250
Royalty revenue	1,421	120	3,140	175
Total revenue	50,754	56,352	172,553	209,338
Operating costs and expenses:
Cost of sales	9,943	9,371	28,434	26,673
Selling, general and administrative	29,598	31,402	89,882	110,435
Research and development	23,344	30,027	73,490	102,610
Total operating costs and expenses	62,885	70,800	191,806	239,718
Loss from operations	(12,131)	(14,448)	(19,253)	(30,380)
Other income (expenses):
Interest income	22	569	474	2,349
Interest expense	(3,627)	(3,052)	(10,479)	(11,943)
Legal verdict expense	(15,855)	—	(16,041)	(16,350)
Loss on debt extinguishment	—	—	—	(8,103)
Other income	128	46	298	31
Total other expenses	(19,332)	(2,437)	(25,748)	(34,016)
Net loss	$(31,463)	$(16,885)	$(45,001)	$(64,396)
Net loss applicable to common stockholders	$(31,463)	$(16,885)	$(45,001)	$(64,396)
Net loss per share of common stock—basic	$(0.79)	$(0.44)	$(1.14)	$(1.67)
Weighted-average shares of common stock outstanding—basic	39,695,444	38,893,757	39,473,691	38,675,961

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(31,463)	$(16,885)	$(45,001)	$(64,396)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net of tax of $0	(1)	15	(65)	115
Reclassifications of gain (loss) on available-for-sale securities, included in “Other income”, net of tax of $0	—	(10)	3	12
Comprehensive loss	$(31,464)	$(16,880)	$(45,063)	$(64,269)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data)

(unaudited)

For the Three Months Ended September 30, 2020
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at June 30, 2020	39,626,917	$4	$1,314,572	$1	$(1,291,174)	$23,403
Stock-based compensation	—	—	7,565	—	—	7,565
Shares issued or restricted stock units vested under employee stock plans	94,014	—	43	—	—	43
Unrealized loss on available- for-sale securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(31,463)	(31,463)
Balance at September 30, 2020	39,720,931	$4	$1,322,180	$—	$(1,322,637)	$(453)

For the Three Months Ended September 30, 2019
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at June 30, 2019	38,738,707	$4	$1,271,209	$110	$(1,249,552)	$21,771
Stock-based compensation	—	—	12,213	—	—	12,213
Shares issued or restricted stock units vested under employee stock plans	205,067	—	76	—	—	76
Reclassification of loss on available-for-sale securities	—	—	—	(10)	—	(10)
Unrealized gain on available-for-sale securities	—	—	—	15	—	15
Net loss	—	—	—	—	(16,885)	(16,885)
Balance at September 30, 2019	38,943,774	$4	$1,283,498	$115	$(1,266,437)	$17,180

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data)

(unaudited)

For the Nine Months Ended September 30, 2020
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2019	39,203,304	$4	$1,295,033	$62	$(1,277,636)	$17,463
Stock-based compensation	—	—	27,102	—	—	27,102
Shares issued or restricted stock units vested under employee stock plans	517,627	—	45	—	—	45
Reclassification of gain on available-for-sale securities	—	—	—	3	—	3
Unrealized loss on available- for-sale securities	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	(45,001)	(45,001)
Balance at September 30, 2020	39,720,931	$4	$1,322,180	$—	$(1,322,637)	$(453)

For the Nine Months Ended September 30, 2019
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2018	38,325,037	$4	$1,236,355	$(12)	$(1,202,041)	$34,306
Stock-based compensation	—	—	45,791	—	—	45,791
Shares issued or restricted stock units vested under employee stock plans	618,737	—	1,352	—	—	1,352
Reclassification of gain on available-for-sale securities	—	—	—	12	—	12
Unrealized gain on available-for-sale securities	—	—	—	115	—	115
Net loss	—	—	—	—	(64,396)	(64,396)
Balance at September 30, 2019	38,943,774	$4	$1,283,498	$115	$(1,266,437)	$17,180

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(45,001)	$(64,396)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,085	6,178
Stock-based compensation	27,102	45,791
Disposal of property and equipment	—	54
Loss on debt extinguishment	—	8,047
Changes in operating assets and liabilities:
Accounts receivable, net	1,759	(6,409)
Inventory, net	26	(498)
Prepaid expenses and other	4,413	2,905
Other current assets	(3,103)	1,465
Accounts payable	(6,655)	(11,628)
Accrued expenses and other	20,951	30,340
Deferred rent	(44)	(39)
Post-marketing commitment liability	(125)	9,000
Net cash provided by operating activities	6,408	20,810
Investing activities:
Purchase of property and equipment	(23)	—
Purchase of available-for-sale securities	(24,430)	(127,072)
Sale of available-for-sale securities	—	28,135
Maturity of available-for-sale securities	57,033	104,532
Purchase of intangible assets	(10,000)	—
Net cash provided by investing activities	22,580	5,595
Financing activities:
Net proceeds from shares issued under employee stock plans	45	1,352
Proceeds from debt	8,444	25,000
Payment of debt	(8,444)	(80,000)
Payment of debt extinguishment costs	—	(7,793)
Payment of debt issuance costs	—	(5,625)
Net cash provided by (used in) financing activities	45	(67,066)
Net increase (decrease) in cash, cash equivalents and restricted cash	29,033	(40,661)
Cash, cash equivalents and restricted cash, beginning of period	73,210	112,738
Cash, cash equivalents and restricted cash, end of period	$102,243	$72,077

Supplemental disclosures of non-cash investing and financing activities:
Intangibles in accrued expenses	$30,000	$—

Supplemental disclosure of cash flow information:
Interest paid	$7,021	$9,464
Income taxes paid	$183	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation:

Business:

Puma Biotechnology, Inc., or the Company, is a biopharmaceutical company based in Los Angeles, California with a focus on the development and commercialization of innovative products to enhance cancer care. The Company in-licenses from Pfizer, Inc., or Pfizer, the global development and commercialization rights to PB272 (neratinib, oral), PB272 (neratinib, intravenous) and PB357, as well as certain related compounds. Neratinib is a potent irreversible tyrosine kinase inhibitor that blocks signal transduction through the epidermal growth factor receptors HER1, HER2 and HER4. Currently, the Company is primarily focused on the development and commercialization of the oral version of neratinib, and its most advanced drug candidates are directed at the treatment of HER2-positive breast cancer and HER2 mutated cancers. The Company believes that neratinib has clinical application in the treatment of several other cancers as well, including other tumor types that over-express or have a mutation in HER2 or EGFR, such as breast cancer, cervical cancer, lung cancer or other solid tumors.

The Company has two subsidiaries, Puma Biotechnology Ltd., a United Kingdom company, and Puma Biotechnology, B.V., a Netherlands company. These subsidiaries were established for the purpose of legal representation in the United Kingdom and the European Union.

Basis of Presentation:

The Company has incurred significant operating losses since its inception. The Company believes that it will continue to incur net losses and may incur negative net cash flows from operating activities through the drug development process and global commercialization. In 2017, the Company received U.S. Food and Drug Administration, or FDA, approval for its first product, NERLYNX® (neratinib), formerly known as PB272 (neratinib, oral), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. Following FDA approval in July 2017, NERLYNX became available by prescription in the United States, and the Company commenced commercialization.

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

The Company has entered into other exclusive sub-license agreements with various parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved, in many regions outside the United States, including Europe (excluding Russia and Ukraine), Canada, China, Southeast Asia, Israel, Mexico, South Korea, and various countries and territories in Central and South America. The Company plans to continue to pursue commercialization of NERLYNX in other countries outside the United States, if approved.

The Company has reported net losses of approximately $31.5 million and $45.0 million for the three and nine months ended September 30, 2020, respectively, and cash flows from operations of approximately $6.4 million for the nine months ended September 30, 2020. The Company’s commercialization, research and development or marketing efforts may require funding in addition to the cash and cash equivalents totaling approximately $90.1 million and marketable securities totaling approximately $18.9 million available at September 30, 2020. The Company believes that its existing cash and cash equivalents and marketable securities as of September 30, 2020 and proceeds that will become available to the Company through product sales and sub-license payments are sufficient to satisfy its operating cash and needs for at least one year after the filing of the Quarterly Report on Form 10-Q in which these financial statements are included. The Company continues to remain dependent on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib in the United States. While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future. The Company’s ability to obtain funding may be adversely impacted by uncertain market conditions, the Company’s success in commercializing neratinib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. Additionally, the terms of the Company’s loan and security agreement place restrictions on the Company’s ability to operate the business and on the Company’s financial flexibility, and the Company may be unable to achieve the revenue necessary to satisfy the minimum revenue covenants as specified in the agreement.

Since its inception through September 30, 2020, the Company’s financing has primarily been proceeds from product and license revenue, public offerings of its common stock, private equity placements, and borrowings under its loan and security agreement.

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

Change in Estimate:

During the period ended September 30, 2020, the Company changed its estimate of the legal verdict expense and the associated legal expense accrual for the Hsu vs. Puma Biotechnology, Inc. class action lawsuit. The previous estimate was based on data and assumptions that were the best available information at the time. During the third and fourth quarters of 2020, the Company obtained additional data, previously unavailable, from the claims report and amended claims report filed with the Court. The new data indicate that the settlement is expected to be larger than previously estimated.  As a result, the Company has changed its estimate of the legal accrual on a prospective basis beginning in the third quarter of 2020.

This change resulted in an increase of approximately $15.7 million in legal verdict expense and the associated accrued expense, long-term, for the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2020, the change in estimate has no impact on revenue from operations and reduces net income by approximately $15.7 million. The change in accounting estimate increased the net loss per share by approximately $0.40 for each of the three and nine months ended September 30, 2020.

Net Loss per Share of Common Stock:

Basic net loss per share of common stock is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the periods presented, as required by Accounting Standards Codification, or ASC, 260, Earnings per Share. For purposes of calculating diluted net loss per share of common stock, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of dilutive common stock equivalents, such as stock options, restricted stock units, or RSUs, and warrants. A common stock equivalent is not included in the denominator when calculating diluted earnings per common share if the effect of such common stock equivalent would be anti-dilutive and a net loss is reported. For the three and nine months ended September 30, 2020, potentially dilutive securities excluded from the calculations were 5,179,581 shares issuable upon exercise of options, 2,116,250 shares issuable upon exercise of a warrant, and 2,237,615 shares underlying RSUs that were subject to vesting and were antidilutive. For the three and nine months ended September 30, 2019, potentially dilutive securities excluded from the calculations were 5,076,766 shares issuable upon exercise of options, 2,116,250 shares issuable upon exercise of a warrant, and 1,635,242 shares underlying RSUs that were subject to vesting and were antidilutive.  The 2,116,250 shares underlying the warrant will not have an impact on our diluted net income (loss) per share until the average market price of our common stock exceeds the exercise price of $16 per share. Refer to Note 11 for further details about the warrant.

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

If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the nine months ended September 30, 2020 and 2019.

Reserves for Variable Consideration:

Revenue from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its customers, payors, and other indirect customers relating to the Company’s sale of its products. These reserves, as detailed below, are based on the related sales, and are classified as reductions of accounts receivable, net when the right of offset exists in accordance with ASU 2013-1, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, or as a current liability. These estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method in ASC 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not be probable to occur in a future period for the estimates detailed below as of September 30, 2020 and, therefore, the transaction price was not reduced further during the quarter ended September 30, 2020. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances:

The Company generally provides customers with discounts, which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized.  The reserve for discounts is established in the same period that the related revenue is recognized, together with reductions to accounts receivable, net on the consolidated balance sheets. In addition, the Company compensates its customers for sales order management, data, and distribution services. The Company has determined such services received to date are not distinct from the Company’s sale of products to its customers and, therefore, these payments have been recorded as a reduction of revenue within the statements of operations.

Product Returns:

Consistent with industry practice, the Company offers the specialty pharmacies and specialty distributors that are its customers limited product return rights for damaged and expiring product, provided it is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of product revenue, net in the period the related product revenue is recognized, as well as a reduction to accounts receivable, net on the consolidated balance sheets. The Company currently estimates product returns using its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company has an insignificant amount of returns to date and believes that returns of its products will continue to be minimal.

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

Other Incentives:

Other incentives the Company offers include voluntary patient assistance programs, such as the co-pay assistance program, which are intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue, but remains in the distribution channel at the end of each reporting period.  The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which is included as a component of accrued expenses on the consolidated balance sheets.

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

Since 2018, the Company has entered into sub-license agreements with certain sub-licensees in territories outside of the United States. These sub-licensing agreements grant certain intellectual property rights and set forth various respective obligations with respect to actions such as development, pursuit and maintenance of regulatory approvals, commercialization and supply of NERLYNX in the sub-licensees’ respective territories.

License fees under the sub-license agreements include one-time upfront payments when each sub-license agreement was executed and potential additional one-time milestone payments due to the Company upon successful completion of certain performance obligations, such as achieving regulatory approvals or sales target thresholds, and potential double-digit royalties on sales of the licensed product, calculated as a percentage of net sales of the licensed product throughout each sub-licensee’s respective territory.  For the nine-month period ended September 30, 2020, pursuant to the sub-license agreements, the Company recognized as license revenue, upfront payments totaling $0.5 million and development-based milestone payments totaling $22.2 million. For the three months ended September 30, 2020, the Company recognized no license revenue. The beginning balance of accounts receivable, net on the Company’s consolidated balance sheet for license revenue from the sub-license agreements for the three and nine months ended September 30, 2020 was $2.7 million and $2.5 million, respectively. As of September 30, 2020, $2.5 million in license revenue from the sub-license agreements is included in accounts receivable, net on the consolidated balance sheet. As of September 30, 2020, the total potential milestone payments that would be due to the Company upon achievement of all respective performance obligations under the sub-license agreements is approximately $536.3 million. At this time, the Company cannot estimate if or when these milestone-related performance obligations might be achieved.

Royalty Revenue:

For sub-license agreements that are within the scope of ASC 606, the Company recognizes revenue when the related sales occur in accordance with the sales-based royalty exception under ASC 606-10-55-65. Royalty revenue consists of consideration earned related to international sales of NERLYNX made by the Company’s sub-licensees in their respective territories. The Company recognizes royalty revenue when the performance obligations have been satisfied. Royalty revenue was $1.4 million and $3.1 million for the three and nine months ended September 30, 2020, respectively.

Royalties:

Royalties incurred in connection with the Company’s license agreement with Pfizer, as disclosed in Note 13—Commitments and Contingencies, are expensed to cost of sales as revenue from product sales is recognized.

Research and Development Expenses:

Research and development expenses, or R&D Expenses, are charged to operations as incurred. The major components of R&D Expenses include clinical manufacturing costs, clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials, and allocations of various overhead costs. Clinical trial expenses include, but are not limited to, investigator fees, site costs, comparator drug costs, and clinical research organization, or CRO, costs. In the normal course of business, the Company contracts with third parties to perform various clinical trial activities in the ongoing development of potential products. The financial terms of these agreements are subject to negotiation and variations from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients and the completion of portions of the clinical trial or similar conditions. The Company’s accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites, cooperative groups and CROs. As actual costs become known, the Company adjusts its accruals in that period.

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

Costs related to the acquisition of technology rights and patents for which development work is still in process are charged to operations as incurred and considered a component of R&D Expenses.

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

Warrants:

Warrants (refer to Note 11 for further details) granted to employees and nonemployees are normally valued at the fair value of the instrument on the grant date and are recognized in the statement of operations over the requisite service period. When the requisite service period precedes the grant date and a market condition exists in the warrant, the Company values the warrant using the Monte Carlo Simulation Method. When the terms of the warrant become fixed, the Company values the warrant using the Black-Scholes Option Pricing Method. As allowed by ASC 718, the Company’s estimate of expected volatility is based on its average volatilities using its publicly traded history. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant valuation. In determining the value of the warrant until the terms are fixed, the Company factors in the probability of the market condition occurring and several possible scenarios. When the requisite service period precedes the grant date and is deemed to be complete, the Company records the fair value of the warrant at the time of issuance as an equity stock-based compensation transaction. The grant date is determined when all pertinent information, such as exercise price and quantity are known.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  As of September 30, 2020, the Company’s uncertain tax position reserves include a reserve for its R&D credits.

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

Restricted Cash:

Restricted cash represents cash held at financial institutions that is pledged as collateral for stand-by letters of credit for lease and legal verdict commitments. The lease-related letters of credit will lapse at the end of the respective lease terms through 2026. At September 30, 2020 and December 31, 2019, the Company had restricted cash in the amount of $12.2 million and $13.2 million, respectively.

Investment Securities:

The Company classifies all investment securities (short-term and long-term) as available-for-sale, as the sale of such securities may be required prior to maturity to implement management’s strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.  In accordance with ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, credit losses on available-for-sale securities are reported using an expected loss model and recorded to an allowance. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned.

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

Following are the major categories of assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

September 30, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents	$74,360	$—	$—	$74,360
Commercial paper	—	18,942	—	18,942
Totals	$74,360	$18,942	$—	$93,302

December 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents	$41,295	$—	$—	$41,295
Corporate bonds	—	41,557	—	41,557
U.S. government securities	10,050	—	—	10,050
Totals	$51,345	$41,557	$—	$92,902

The Company’s investments in commercial paper, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
September 30, 2020	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$74,360	$—	$—	$74,360
Commercial paper	Less than 1	18,942	—	—	18,942
Totals		$93,302	$—	$—	$93,302

	Maturity	Amortized	Unrealized		Estimated
December 31, 2019	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$41,295	$—	$—	$41,295
Corporate bonds	Less than 1	41,507	50	—	41,557
U.S. government securities	Less than 1	10,038	12	—	10,050
Totals		$92,840	$62	$—	$92,902

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, marketable securities, and accounts receivable, net. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at September 30, 2020, were approximately $102.6 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

The Company sells its products in the United States primarily through specialty pharmacies and specialty distributors. Therefore, wholesale distributors and large pharmacy chains account for a large portion of its accounts receivables, net and product revenues, net. The creditworthiness of its customers is continuously monitored, and the Company has internal policies regarding customer credit limits. The Company estimates an allowance for doubtful accounts primarily based on the credit worthiness of its customers, historical payment patterns, aging of receivable balances and general economic conditions. The Company recorded $0 as an allowance for doubtful accounts as of September 30, 2020 and December 31, 2019.

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

The Company capitalizes inventory costs associated with the Company’s products after regulatory approval, if any, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Inventory that can be used in either the production of clinical or commercial product is recorded as R&D Expenses when selected for use in a clinical trial. Starter kits, provided to patients prior to insurance approval, are expensed by the Company to selling, general and administrative expense as incurred.

As of September 30, 2020, the Company’s inventory balance consisted primarily of raw materials purchased subsequent to FDA approval of NERLYNX.

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

The incremental borrowing rate, or IBR, represents the rate of interest the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. When determinable, the Company uses the rate implicit in the lease to determine the present value of lease payments. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s average IBR for existing leases as of September 30, 2020 is 10.9%.

The Company decided to cease the use of a portion of its leased office space in 2019. In connection with the decreased need for the right to use the ROU asset, the Company entered into a sublease for the underlying asset, in which the sublease income is less than the original lease payments, indicating impairment. In performing the recoverability test on the effective date, the undiscounted future estimated cash flows and carrying value were identified for the subleased portion of the leased building, as an individual asset group, defined under ASC 360. A reduction to the carrying value of the ROU asset of approximately $1.2 million was recorded, representing the fair value amount in excess of the carrying value, with a corresponding impairment charge recorded as selling, general and administration expense, in the consolidated statements of operations for the year ended December 31, 2019. There were no indications for impairment during the quarter ended September 30, 2020.

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

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. In connection with the FDA approval of NERLYNX in July 2017, the Company triggered a one-time milestone payment pursuant to its license agreement with Pfizer. In June 2020, the Company entered into a letter agreement with Pfizer relating to the method of payment associated with a milestone payment under the Company’s license agreement with Pfizer (see Note 13-Commitments and Contingencies). The Company capitalized the milestones as intangible assets and is amortizing the assets to cost of sales on a straight-line basis over the estimated useful life of the licensed patent through 2030. The Company recorded amortization expense related to its intangible assets of $2.0 million and $4.3 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, estimated future amortization expense related to the Company’s intangible assets was approximately $2.0 million for the remainder of 2020 and $8.0 million for each year starting 2021 through 2029, and $2.0 million for 2030.

Recently Issued Accounting Standards:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For trade accounts receivable, the Company recognizes credit losses based on lifetime expected losses. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. These amendments under ASU 2016-13 are effective for interim and annual fiscal periods beginning after December 15, 2019. The Company adopted ASU 2016-13, and the adoption did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

Note 3—Accounts Receivable, Net:

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable, net	$24,637	$26,396
License revenue receivable	2,500	2,500
Total accounts receivable, net	$27,137	$28,896

Accounts receivable, net, consists entirely of amounts owed from our customers related to product sales. The license revenue receivable as of September 30, 2020 and December 31, 2019 relates to an amount owed from Pint Pharma International, S.A. relating to license revenue recognized during the third quarter of 2019.

Note 4—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Current:
CRO services	$1,420	$4,810
Other clinical development	2,752	2,043
Insurance	590	3,452
Professional fees	831	544
Other	2,432	2,410
	8,025	13,259
Long-term:
CRO services	687	400
Other clinical development	369	468
Other	1,764	1,131
	2,820	1,999
Totals	$10,845	$15,258

Other current prepaid amounts consist primarily of deposits, signing bonuses, licenses, subscriptions and software. Other long-term prepaid amounts consist primarily of deposits, signing bonuses, licenses, subscriptions, software, a capitalized sublease commission and a sublease tenant improvement allowance, net of amortization.

Note 5—Other Current Assets:

Other current assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Deposit for manufacturing costs	$3,376	$—
Other	50	323
Totals	$3,426	$323

Other current asset amounts consist primarily of capitalized sublease commission and a sublease tenant improvement allowance, net of amortization.

Note 6—Leases:

In December 2011, the Company entered into a non-cancelable operating lease for office space in Los Angeles, California, which was subsequently amended in November 2012, December 2013, March 2014, July 2015, and December 2017. The initial term of the lease was for seven years and commenced on December 10, 2011. As amended, the Company rents approximately 65,656 square feet. The term of the lease runs until March 2026, and rent amounts payable by the Company increase approximately 3% per year. Concurrent with the execution of the lease, the Company provided the landlord an automatically renewable stand-by letter of credit in the amount of $2.0 million. The stand-by letter of credit is collateralized by a high-yield savings account, which is classified as restricted cash, long-term on the accompanying consolidated balance sheets.

In June 2012, the Company entered into a long-term lease agreement for office space in South San Francisco, California, which was subsequently amended in May 2014 and July 2015. As amended, the Company rents approximately 29,470 square feet. The term of this lease runs until March 2026, with the option to extend for an additional five-year term, and rents payable by the Company increase approximately 3% per year. The Company provided the landlord an automatically renewable stand-by letter of credit in the amount of $1.1 million. The stand-by letter of credit is collateralized by a high-yield savings account, which is classified as restricted cash, long-term on the accompanying consolidated balance sheets.

The Company also leases copier equipment for use in the office spaces. Components of lease expense include fixed lease expense and variable lease expense of approximately $3.5 million and $0.3 million, respectively, for the nine months ended September 30, 2020. Fixed lease expense and variable lease expense for the nine months ended September 30, 2019, was approximately $3.6 million and $0.3 million, respectively. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. The Company’s office and equipment leases generally have contractually specified minimum rent and annual rent increases that are included in the measurement of the ROU asset and related lease liability. Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in selling, general and administrative costs in the consolidated statements of operations when they are incurred.

Supplemental cash flow information related to leases for the nine months ended September 30, 2020:

Operating cash flows for operating leases (in thousands)	$4,194
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted average remaining lease term (in years)	5.5
Weighted average discount rate	10.9%

The maturity of lease liabilities as of September 30, 2020 were as follows (in thousands):

Amount
2020 (remaining)	$1,312
2021	5,365
2022	5,483
2023	5,631
2024	5,805
Thereafter	7,491
Total	$31,087
Less: imputed interest	(7,751)
Total lease liabilities	$23,336

In February 2019, the Company entered into a long-term sublease agreement for 12,429 square feet of the office space in Los Angeles, California. The term of the lease runs until March 2026 and rent amounts payable to the Company increase approximately 3% per year. The Company recorded operating sublease income of $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, in other income (expenses) in the consolidated statements of operations.

The future minimum lease payments to be received as of September 30, 2020 were as follows (in thousands):

Amount
2020 (remaining)	$115
2021	467
2022	481
2023	495
2024	510
Thereafter	659
Total	$2,727

Note 7—Property and Equipment, Net:

Property and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Leasehold improvements	$3,779	$3,779
Computer equipment	2,213	2,698
Telephone equipment	340	340
Furniture and fixtures	2,359	2,346
	8,691	9,163
Less: accumulated depreciation	(6,032)	(5,859)
Totals	$2,659	$3,304

For the three and nine months ended September 30, 2020, the Company incurred depreciation expense of $0.2 million and $0.7 million, respectively.

Note 8—Intangible Assets, Net:

Intangible assets, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Acquired and in-licensed rights	$90,000	$50,000
Less: accumulated amortization	(13,856)	(9,539)
Total intangible asset, net	$76,144	$40,461

For the three and nine months ended September 30, 2020, the Company incurred amortization expense of $2.0 million and $4.3 million, respectively. In June 2020, the Company entered into a letter agreement with Pfizer relating to the method of payment associated with a one-time milestone payment under the Company’s license agreement with Pfizer (see Note 13-Commitments and Contingencies). The estimated remaining useful life of the intangible assets as of September 30, 2020 is 9.5 years.

Note 9—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Current:
Accrued legal verdict expense	$22,569	$31,350
Accrued royalties	8,002	8,866
Accrued CRO services	3,510	8,502
Accrued variable consideration	13,368	7,978
Accrued bonus	5,968	1,618
Accrued compensation	4,688	4,138
Accrued other clinical development	1,531	2,546
Accrued professional fees	2,430	1,775
Accrued legal fees	545	266
Accrued manufacturing costs	494	869
Other	366	1,122
	63,471	69,030
Long-term:
Accrued legal verdict expense	24,822	—
Accrued CRO services	542	—
Accrued compensation	92
Other	37	—
	25,493	—
Totals	$88,964	$69,030

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

Long-term accrued legal verdict expense represents the Company’s estimate of $24.8 million that may be owed to class action participants as a result of the jury verdict in Hsu v. Puma Biotechnology, Inc. While the final claims report received in Hsu reflects a total of $50.5 million in claimed damages, the Company intends to challenge these claims and estimates that actual claims could be as low as $24.8 million. The actual amount of damages in Hsu is uncertain and will be ascertained only after an extensive claims challenge process, the completion of post-trial proceedings and the exhaustion of any appeals. As a result, the Company has estimated the legal verdict expense for Hsu to be $24.8 million. Actual damages in the Hsu matter may be higher than the Company’s estimate. In addition, on September 9, 2019, the Court entered an order specifying the rate of prejudgment interest to be awarded on any valid claims at the 52-week Treasury Bill rate. Current accrued legal verdict expense represents an estimate of $22.6 million that may be owed to the plaintiff as a result of the jury verdict in Eshelman v. Puma Biotechnology, Inc., et al. The total amount of damages in Eshelman is uncertain and will be ascertained only after the completion of post-trial proceedings and the exhaustion of any appeals. It is also reasonably possible that the total damages in Eshelman will be higher than this estimate.

All accrued expenses are adjusted in the period the actual costs become known.

Note 10—Debt:

Long term debt consisted of the following (in thousands):

	September 30, 2020	Maturity Date
Total debt	$100,000	June 1, 2024
Accretion of final interest payment	2,951
Less: current portion of long-term debt	(5,714)
Less: deferred financing costs	(5,523)
Total long-term debt, net	$91,714

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

On June 28, 2019, or the Effective Date, the Company entered into an amendment and restatement of the loan and security agreement, which provided for a new credit facility, or the New Credit Facility, with Oxford, as collateral agent, and the lenders party thereto from time to time, including Oxford, pursuant to which the Company repaid the $155.0 million outstanding under the Amended Credit Facility, as well as all applicable exit and prepayment fees owed to the Original Lenders under the Amended Credit Facility, using cash on hand and $100.0 million in new borrowings from the New Credit Facility.  Under the New Credit Facility, the Company issued to Oxford new and/or replacement secured promissory notes in an aggregate principal amount for all such promissory notes of $100.0 million evidencing the New Credit Facility.  No additional money remains available to the Company under the New Credit Facility.

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

The term loans under the New Credit Facility bear interest at an annual rate equal to the greater of (i) 9.0% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.5%. The Company is required to make monthly interest-only payments on each term loan under the New Credit Facility commencing on the first calendar day of the calendar month following the funding date of such term loan, and continuing on the first calendar day of each calendar month thereafter through August 1, 2021, or the Amortization Date. Commencing on the Amortization Date, and continuing on the first calendar day of each calendar month thereafter, the Company will make consecutive equal monthly payments of principal, together with applicable interest, in arrears to each lender under the New Credit Facility, calculated pursuant to the New Credit Facility. All unpaid principal and accrued and unpaid interest with respect to each term loan under the New Credit Facility is due and payable in full on June 1, 2024, or the Maturity Date. Upon repayment of such term loans, the Company is also required to make a final payment to the lenders equal to  7.5% of the aggregate principal amount of such term loans outstanding as of the Effective Date. The effective interest rate as of September 30, 2020 was 12.75%.

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

As of September 30, 2020, there were $100.0 million in term loans outstanding under the New Credit Facility, representing all of the Company’s long-term debt outstanding as of that date. As of September 30, 2020, the Company was in compliance with all applicable covenants under the New Credit Facility.

The future minimum principal payments under the New Credit Facility as of September 30, 2020 were as follows (in thousands):

Amount
2020 (remaining)	$—
2021	14,286
2022	34,286
2023	34,286
2024	17,142
Thereafter	—
Total	$100,000

Deferred Financing Costs

Deferred financing costs consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Deferred financing costs	$8,668	$8,668
Less: accumulated amortization	(3,145)	(1,701)
Included in long-term debt	$5,523	$6,967

Deferred financing costs are financing costs related to the Company’s outstanding debt. Amortization of debt issuance costs is expensed using the effective interest method and is included in interest expense. For the nine months ended September 30, 2020 and 2019, the Company recorded approximately $1.4 million and $1.1 million, respectively, of interest expense related to the amortization of debt issuance costs.

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

Note 11—Stockholders’ Equity:

Common Stock:

The Company issued 12,000 and 87,625 shares of common stock upon exercise of stock options during the nine months ended September 30, 2020 and 2019, respectively.  The Company issued 505,627 and 531,112 shares of common stock upon vesting of RSUs during the nine months ended September 30, 2020 and 2019, respectively.

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

Stock Options and Restricted Stock Units:

The Company’s 2011 Incentive Award Plan, as amended, or the 2011 Plan, was adopted by the Company’s Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. Through September 30, 2020, a total of 12,529,412 shares of the Company’s common stock had been reserved for issuance under the 2011 Plan.

All of the options awarded by the Company have been “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107 - Share Based Payment. As of September 30, 2020, 6,108,663 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2011 Plan and 2,204,978 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees and nonemployees was estimated using the Black-Scholes Option Pricing Method (see Note 2) with the following weighted-average assumptions used during the nine months ended September 30:

	2020	2019
Dividend yield	0.0%	0.0%
Expected volatility	100.6%	99.9%
Risk-free interest rate	0.9%	2.5%
Expected life in years	5.81	5.76

The Company’s 2017 Employment Inducement Incentive Award Plan, or the 2017 Plan, was adopted by the Company’s Board of Directors on April 27, 2017. Pursuant to the 2017 Plan, the Company may grant stock options and RSUs, as well as other forms of equity-based compensation to employees, as an inducement to join the Company. The maximum term of stock options granted under the 2017 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. As of September 30, 2020, a total of 2,000,000  shares of the Company’s common stock have been reserved for issuance under the 2017 Plan. As of September 30, 2020, 1,308,533 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2017 Plan and 453,538 shares of the Company’s common stock are available for future issuance under the 2017 Plan.

Stock-based compensation expense was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock-based compensation:
Options -
Selling, general, and administrative	$1,025	$1,768	$2,908	$6,706
Research and development	723	1,786	2,295	6,001
Restricted stock units -
Selling, general, and administrative	3,076	3,832	10,615	16,221
Research and development	2,741	4,827	11,284	16,863
Total stock-based compensation expense	$7,565	$12,213	$27,102	$45,791

Activity with respect to options granted under the 2011 Plan and 2017 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	5,042,325	$82.42	5.2	$1,951
Granted	700,853	$10.03	-
Exercised	(12,000)	$3.75		$80
Expired	(551,597)	$92.49
Outstanding at September 30, 2020	5,179,581	$71.73	5.3	$3,351
Nonvested at September 30, 2020	1,008,221	$12.10	9.3	1,213
Exercisable	4,171,360	$86.14	4.3	$2,138

At September 30, 2020, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $7.7 million, which is expected to be recognized over a weighted-average period of 1.9 years. At September 30, 2020, the total estimated unrecognized employee compensation cost related to non-vested RSUs was approximately $24.3  million, which is expected to be recognized over a weighted-average period of 1.5  years. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2020 and 2019 was $7.81  and $21.82 per share, respectively. The weighted average grant date fair value of RSUs awarded during the nine months ended September 30, 2020 and 2019 was $10.57 and $20.36 per share, respectively.

Stock Option Rollforward

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2019	439,194	19.38
Granted	700,853	7.81
Vested/Issued	(131,826)	34.03
Nonvested shares at September 30, 2020	1,008,221	$9.42

Restricted Stock Unit Rollforward

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2019	1,991,125	$27.63
Granted	1,174,491	10.57
Vested/Issued	(505,627)	42.19
Forfeited	(422,374)	23.18
Nonvested shares at September 30, 2020	2,237,615	$16.23

Note 12—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $1.1 million and $1.2 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Legal Proceedings:

The Company and certain of its executive officers were named as defendants in the lawsuits detailed below. The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Currently, the Company has accrued estimated losses of $24.8 million related to Hsu v. Puma Biotechnology, Inc. and $22.6 million related to Eshelman v. Puma Biotechnology, Inc., et al. as detailed below. For certain legal expenses related to the verdicts listed below, the Company has received reimbursements from its insurers.

Hsu v. Puma Biotechnology, Inc.

On June 3, 2015, Hsingching Hsu, individually and on behalf of all others similarly situated, filed a class action lawsuit against the Company and certain of its executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG). On October 16, 2015, lead plaintiff Norfolk Pension Fund filed a consolidated complaint on behalf of all persons who purchased the Company’s securities between July 22, 2014 and May 29, 2015. A trial on the claims relating to four statements alleged to have been false or misleading was held from January 15, 2019 to January 29, 2019. At trial, the jury found that three of the four challenged statements were not false or misleading, and thus found in the defendants’ favor on those claims. The jury found liability as to one statement and awarded a maximum of $4.50 per share in damages, which represents approximately 5% of the total claimed damages of $87.20 per share. On September 9, 2019, the Court entered an order specifying the rate of prejudgment interest to be awarded on any valid claims at the 52-week Treasury Bill rate. On September 8, 2020, the claims administrator submitted its final claims report to the Court and, on October 9, 2020, the claims administrator submitted its supplemental claims report. The claims report reflects approximately $50.5 million in claimed damages. The Company disagrees with the amount of claimed damages and has submitted a proposal to the Court for challenging claims. Based on a review of specific claims and subject to the outcome of the claims challenge process, the Company believes that total claimed damages after all claims challenges have been adjudicated could range from $24.8 million to $51.3 million. The total amount of aggregate class-wide damages still remains uncertain and will be ascertained only after the claims challenge process and the exhaustion of any appeals. It is reasonably possible that the final total damages awarded will differ from these estimates; however, the amount is not estimable at this time. A final judgment has not yet been entered.

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

Additionally, after trial, the plaintiff filed a motion seeking approximately $3 million in attorneys’ fees, as well as prejudgment interest. In the Court’s March 2 ruling, it denied the motion for attorneys’ fees but granted the request for prejudgment interest, bringing the total judgment to $26.3 million. On March 30, 2020, the plaintiff filed a notice of cross-appeal and conditional cross-appeal, appealing the Court’s order denying the plaintiff’s request for attorneys’ fees and conditionally cross-appealing a Court ruling that certain communications between Mr. Auerbach and his attorneys were protected by attorney-client privilege and a related evidentiary ruling. The Company estimates the high end of potential damages in the matter could be approximately $27.2 million; however, the actual amount of damages payable by the Company is still uncertain and will be ascertained only after completion of the appeal and any subsequent proceedings, and such amount could be greater than the amount of expense already recognized or the high end of the estimate. Due to the appeal, the Company secured a bond for the potential damages, which is collateralized by an automatically renewable stand-by letter of credit in the amount of $8.9 million. The stand-by letter of credit is collateralized by a high-yield savings account, which is classified as restricted cash, current on the accompanying consolidated balance sheets.

 CANbridge Licensing Dispute

On July 28, 2020, the Company filed a request for arbitration against CANbridge Biomed Limited, or CANbridge, before the ICC International Court of Arbitration. The Company is asserting that CANbridge has violated the terms of the Company’s agreement with CANbridge in which it granted CANbridge an exclusive sublicense to develop and commercialize NERLYNX throughout greater China. The Company is seeking an arbitral award that CANbridge breached, or alternatively is in anticipatory breach of, the Company’s agreement with CANbridge; that CANbridge’s conduct constitutes grounds for termination of the agreement; that CANbridge has failed to use commercially reasonable efforts to commercialize NERLYNX as required under the agreement; and that CANbridge must obtain the Company’s consent before transferring the agreement to a third party, subject to certain limitations that do not currently apply. The Company is also seeking damages, costs, and attorneys’ fees. On August 26, 2020, CANbridge filed its response to the Company’s request for arbitration and brought counterclaims for breach of contract; tortious interference with business relations; unjust enrichment; breach of the implied covenant of good faith and fair dealing; and declaratory relief.  CANbridge’s counterclaims additionally seek damages, costs and attorneys’ fees. The Company believes that CANbridge’s counterclaims are without merit and responded to CANbridge’s counterclaims on September 30, 2020. As of September 30, 2020, the Company has recorded approximately $0.1 million in legal expense related to the arbitration. The arbitration remains pending.

Legal Malpractice Suit

On September 17, 2020, the Company filed a lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. The Company is alleging legal malpractice based on the defendants’ negligent handling of the defense of the Company in Eshelman v. Puma Biotechnology, Inc., et al. as detailed above. The Company is seeking recovery of the entire amount awarded in Eshelman v. Puma Biotechnology, Inc., et al. as detailed above.

Note 14—Subsequent Events:

Hsu v. Puma Biotechnology, Inc.

On October 9, 2020, the claims administrator submitted its supplemental claims report. The claims report reflects approximately $50.5 million in claimed damages. The Company disagrees with the amount of claimed damages and has submitted a proposal to the Court for challenging claims. Based on a review of specific claims and subject to the outcome of the claims challenge process, the Company believes that total claimed damages after all claims challenges have been adjudicated could range from $24.8 million to $51.3 million. The total amount of aggregate class-wide damages still remains uncertain and will be ascertained only after the claims challenge process and the exhaustion of any appeals. It is reasonably possible that the final total damages awarded will differ from these estimates; however, the amount is not estimable at this time. A final judgment has not yet been entered.

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

Overview

We are a biopharmaceutical company with a focus on the development and commercialization of innovative products to enhance cancer care. We in-license from Pfizer, Inc., or Pfizer, the global development and commercialization rights to PB272 (neratinib, oral), PB272 (neratinib, intravenous) and PB357. Neratinib is a potent irreversible tyrosine kinase inhibitor, or TKI, that blocks signal transduction through the human epidermal growth factor receptors, HER1, HER2 and HER4. Currently, we are primarily focused on the development and commercialization of the oral version of neratinib, and our most advanced drug candidates are directed at the treatment of HER2-positive breast cancer and HER2 mutated cancers. We believe neratinib has clinical application in the treatment of several other cancers as well, including other tumor types that over-express or have a mutation in HER2 or EGFR, such as breast cancer, cervical cancer, lung cancer or other solid tumors.

Prior to 2017, our efforts and resources had been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. In 2017, the U.S. Food and Drug Administration, or FDA, approved NERLYNX, formally known as PB272 (neratinib, oral), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. In February 2020, NERLYNX was also approved by the FDA in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens in the metastatic setting. In 2018, the European Commission, or EC, granted marketing authorization for NERLYNX in the European Union for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab-based therapy.

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

Our ability to continue to operate without any significant negative impacts will in part depend on the length and severity of the COVID-19 pandemic and our ability to protect our employees and our supply chain. We continue to follow and monitor recommended actions of government and health authorities to protect our employees worldwide. For the nine months ended September 30, 2020, we and our key third-party suppliers and manufacturers were able to broadly maintain operations. We rely exclusively on third-party manufacturers to manufacture NERLYNX.

We intend to satisfy our near-term liquidity requirements through a combination of our existing cash and cash equivalents and marketable securities as of September 30, 2020 and proceeds that will become available to us through product sales, royalties and license milestone payments. However, this intention is based on assumptions that may prove to be wrong. Changes may occur that would consume our available capital faster than anticipated, including the length and severity of the COVID-19 pandemic and measures taken to control the spread of COVID-19, as well as changes in and progress of our development activities, the impact of commercialization efforts, acquisitions of additional drug candidates and changes in regulation. Any of these developments may have an adverse effect on our revenue and thus our ability to satisfy the minimum revenue covenants in our loan and security agreement.

Critical Accounting Policies

As of the date of the filing of this Quarterly Report, we believe there have been no material changes to our critical accounting policies and estimates during the three months and nine months ended September 30, 2020 from our accounting policies at December 31, 2019, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We accounted for the following related to sub-license agreements during the nine months ended September 30, 2020:

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

Selling, general and administration expenses:

Selling, general and administrative expenses, or SG&A Expenses, consist primarily of salaries and payroll-related costs, stock-based compensation expense, professional fees, business insurance, rent, general legal activities, and other corporate expenses. We expense SG&A Expenses as they are incurred.

Research and development expenses:

Research and development expenses, or R&D Expenses, include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for the manufacturing of clinical materials and clinical trials. During the three and nine months ended September 30, 2020 and 2019, our R&D Expenses consisted primarily of clinical research organization, or CRO, fees; fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our R&D Expenses as they are incurred. Internal R&D Expenses primarily consist of payroll-related costs, and also include equipment costs, travel expenses and supplies.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Total revenue:

For the three months ended September 30, 2020, total revenue was approximately $50.8 million, compared to $56.4 million for the three months ended September 30, 2019.

Product revenue, net:

Product revenue, net was approximately $49.3 million for the three months ended September 30, 2020, compared to $53.5 million for the three months ended September 30, 2019. The decrease in product revenue, net was attributable to a volume decrease of approximately 23% in bottles of NERLYNX sold, and an increase in reserves for variable consideration from approximately 12% of product revenue for the three months ended September 30, 2019 to approximately 16% of product revenue for the three months ended September 30, 2020. The increase in reserves for variable consideration is primarily due to an increase in government rebates as a percentage of gross revenue. The decrease in product revenue, net was partially offset by an approximately 10% increase in gross selling price that occurred in the first quarter of 2020 and again in the third quarter of 2020.

License revenue:

There was no license revenue for the three months ended September 30, 2020, compared to $2.8 million for the three months ended September 30, 2019.

Royalty revenue:

Royalty revenue was $1.4 million for the three months ended September 30, 2020, compared to $0.1 million for the three months ended September 30, 2019. The increase was due to increased product sales by our sub-licensees as they began to commercialize NERLYNX in additional territories.

Cost of sales:

Cost of sales was approximately $9.9 million for the three months ended September 30, 2020, compared to $9.4 million for the three months ended September 30, 2019. The increase in cost of sales was primarily attributable to an increase in the amortization of the milestone payments made to Pfizer and increased royalty expense due to Pfizer related to the increase in royalty revenue, which was partially offset by decreased royalty expenses due to Pfizer related to the decrease in product revenue, net.

Selling, general and administrative expenses:

For the three months ended September 30, 2020, SG&A Expenses were approximately $29.6 million, compared to approximately $31.4 million for the three months ended September 30, 2019. SG&A Expenses for the three months ended September 30, 2020 and 2019 were as follows:

Selling, general, and administrative expenses	For the Three Months Ended		Change
(in thousands)	September 30,		$	%
	2020	2019	2020/2019	2020/2019
Payroll and related costs	$10,274	$9,586	$688	7.2%
Professional fees and expenses	11,271	10,526	745	7.1%
Travel and meetings	1,090	2,964	(1,874)	-63.2%
Facilities and equipment costs	1,412	1,439	(27)	-1.9%
Stock-based compensation	4,101	5,600	(1,499)	-26.8%
Other	1,450	1,287	163	12.7%
	$29,598	$31,402	$(1,804)	-5.7%

For the three months ended September 30, 2020, SG&A Expenses decreased by approximately $1.8 million compared to the same period in 2019, primarily attributable to the following:

•

a decrease in stock-based compensation expense of approximately $1.5 million primarily due to a decrease of approximately $1.6 million for stock awards that have fully vested and a decrease of approximately $1.4 million from stock awards forfeited, partially offset by an increase of approximately $1.5 million from new grants; and

•	a decrease in travel and meetings of approximately $1.9 million related to travel restrictions due to the COVID-19 pandemic.

These decreases were partially offset by

•

an increase in professional fees and expenses of approximately $0.7 million, consisting of an increase of $0.3 million related to higher insurance premiums, an increase of approximately $0.5 million in legal related expenses and an increase of $0.2 million in audit and board of directors costs, partially offset by a decrease of approximately $0.1 million in connection with consultants and contractors and other immaterial fluctuations; and

•	an increase in payroll and related cost of $0.7 million.

Research and development expenses:

For the three months ended September 30, 2020, R&D Expenses were approximately $23.3 million, compared to approximately $30.0 million for the three months ended September 30, 2019. R&D Expenses for the three months ended September 30, 2020 and 2019 were as follows:

Research and development expenses	For the Three Months Ended		Change
(in thousands)	September 30,		$	%
	2020	2019	2020/2019	2020/2019
Clinical trial expense	$8,257	$11,251	$(2,994)	-26.6%
Internal R&D	9,441	9,512	(71)	-0.7%
Consultant and contractors	2,183	2,651	(468)	-17.7%
Stock-based compensation	3,463	6,613	(3,150)	-47.6%
	$23,344	$30,027	$(6,683)	-22.3%

For the three months ended September 30, 2020, R&D Expenses decreased approximately $6.7 million compared to the same period in 2019, primarily attributable to the following:

•

a decrease in clinical trial expense of approximately $3.0 million, primarily due to the close out of two clinical trials and lower CRO site visits and related expenses due to actions taken in response to the COVID-19 pandemic;

•

a decrease in stock-based compensation expense of approximately $3.2 million, primarily due to a decrease of approximately $1.9 million for stock awards that fully vested and a decrease of approximately $1.6 million from stock award forfeitures, partially offset by an increase of approximately $0.3 million from new grants; and

•	a decrease in consultant and contractor expense of approximately $0.5 million, primarily due to the close out of certain clinical trials and lower staffing needs.

Other income (expenses):

Other income (expenses)	For the Three Months Ended		Change
(in thousands)	September 30,		$	%
	2020	2019	2020/2019	2020/2019
Interest income	$22	$569	$(547)	-96.1%
Interest expense	(3,627)	(3,052)	(575)	18.8%
Legal verdict expense	(15,855)	—	(15,855)	-100.0%
Other income	128	46	82	178.3%
	$(19,332)	$(2,437)	$(16,895)	693.3%

Interest income:

For the three months ended September 30, 2020, interest income decreased approximately $0.5 million for the three months ended September 30, 2020 compared to the same period in 2019. The decrease in interest income reflects less cash invested in money market accounts and high-yield savings accounts in 2020 compared to 2019.

Interest expense:

For the three months ended September 30, 2020, we recognized approximately $3.6 million in interest expense, compared to $3.1 million of interest expense for the three months ended September 30, 2019. The increase in interest expense was primarily the result of the interest expense for the milestone payments being paid to Pfizer in installments.

Legal verdict expense:

For the quarter ended September 30, 2020, we recognized $15.9 million in legal verdict expense, which primarily represents an increase to our estimate of potential amounts that may be owed to class action participants as a result of the Hsu v. Puma Biotechnology, Inc. claims process. During the three months ended September 30, 2020, we changed our estimate of the legal verdict expense and the associated legal expense accrual for the Hsu lawsuit. Our previous estimate was based on data and assumptions that were available at the time. During the third and fourth quarter of 2020, we obtained additional data, previously unavailable, from the claims report and amended claims report filed with the Court. The claims report asserts $50.5 million in damages, which is larger than the amount previously estimated. We intend to challenge these claims and estimate that the damages could range from $24.8 million to $51.3 million. As a result, we have increased our estimate of the legal accrual on a prospective basis beginning in the third quarter of 2020 to $24.8 million, resulting in the additional $15.7 million legal verdict expense. The total amount of aggregate class-wide damages still remains uncertain and will be ascertained only after an extensive claims challenge process and the exhaustion of any appeals.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Total revenue:

For the nine months ended September 30, 2020, total revenue was approximately $172.6 million, compared to $209.3 million for the nine months ended September 30, 2019.

Product revenue, net:

Product revenue, net was approximately $146.7 million for the nine months ended September 30, 2020, compared to $152.9 million for the nine months ended September 30, 2019. The decrease in product revenue, net was attributable to a volume decrease of approximately 18% in bottles of NERLYNX sold, partially offset by an approximately 10% increase in gross selling price that occurred in the first quarter of 2020 and again in the third quarter of 2020.

License revenue:

License revenue was approximately $22.7 million for the nine months ended September 30, 2020, compared to $56.3 million for the nine months ended September 30, 2019. The decrease in license revenue is primarily due to a decrease in upfront payments and satisfaction of different performance-based milestones related to sub-license agreements in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

Royalty revenue:

Royalty revenue was $3.1 million for the nine months ended September 30, 2020, compared to $0.2 million for the nine months ended September 30, 2019. The increase was due to increased product sales by our sub-licensees as they began to commercialize NERLYNX in additional territories.

Cost of sales:

For the nine months ended September 30, 2020, cost of sales was approximately $28.4 million compared to $26.7 million for the nine months ended September 30, 2019. The increase in cost of sales was primarily attributable to increased royalty expense due to Pfizer related to the increase in royalty revenue and an increase in the amortization of the milestone payments made to Pfizer, which was partially offset by decreased royalty expenses due to Pfizer related to the decrease in product revenue, net.

Selling, general and administrative expenses:

For the nine months ended September 30, 2020, SG&A Expenses were approximately $89.9 million, compared to approximately $110.4 million for the nine months ended September 30, 2019. SG&A Expenses for the nine months ended September 30, 2020 and 2019 were as follows:

Selling, general, and administrative expenses	For the Nine Months Ended		Change
(in thousands)	September 30,		$	%
	2020	2019	2020/2019	2020/2019
Payroll and related costs	$31,658	$31,409	$249	0.8%
Professional fees and expenses	32,252	39,218	(6,966)	-17.8%
Travel and meetings	4,023	8,419	(4,396)	-52.2%
Facilities and equipment costs	4,276	4,378	(102)	-2.3%
Stock-based compensation	13,523	22,927	(9,404)	-41.0%
Other	4,150	4,084	66	1.6%
	$89,882	$110,435	$(20,553)	-18.6%

For the nine months ended September 30, 2020, SG&A Expenses decreased by approximately $20.6 million compared to the same period in 2019, primarily attributable to the following:

•

a decrease in stock-based compensation expense of approximately $9.4 million primarily due to a decrease of approximately $7.6 million for stock awards that have fully vested and a decrease of approximately $5.5 million from stock awards forfeited and other immaterial fluctuations, partially offset by an increase of approximately $3.9 million from new grants;

•

a decrease in professional fees and expenses of approximately $7.0 million, consisting primarily of decreases of approximately $7.5 million in legal fees in connection with various lawsuits and approximately $0.6 million for professional fees, primarily related to decreased consultancy efforts related to marketing and commercialization support, partially offset by an increase of approximately $0.8 million in insurance premiums, $0.3 million in audit and board of directors fees and other immaterial fluctuations; and

•	a decrease in travel and meetings of approximately $4.4 million related to travel restrictions and cancellations of on-site events due to the COVID-19 pandemic.

Research and development expenses:

For the nine months ended September 30, 2020, R&D Expenses were approximately $73.5 million, compared to approximately $102.6 million for the nine months ended September 30, 2019.  R&D Expenses for the nine months ended September 30, 2020 and 2019 were as follows:

Research and development expenses	For the Nine Months Ended		Change
(in thousands)	September 30,		$	%
	2020	2019	2020/2019	2020/2019
Clinical trial expense	$24,130	$40,665	$(16,535)	-40.7%
Internal R&D	29,564	29,485	79	0.3%
Consultant and contractors	6,218	9,596	(3,378)	-35.2%
Stock-based compensation	13,578	22,864	(9,286)	-40.6%
	$73,490	$102,610	$(29,120)	-28.4%

For the nine months ended September 30, 2020, R&D Expenses decreased approximately $29.1 million compared to the same period in 2019, primarily attributable to the following:

•	a decrease in clinical trial expense of approximately $16.6 million, primarily due to the close out of certain clinical trials;

•

a decrease in stock-based compensation expense of approximately $9.3 million primarily due to a decrease of approximately $6.4 million for stock awards that fully vested and a decrease of approximately $4.8 million from stock award forfeitures, partially offset by an increase of approximately $1.8 million from new grants and other immaterial fluctuations; and

•	a decrease in consultant and contractors expenses of approximately $3.4 million, primarily due to the close out of certain clinical trials.

Other income (expenses):

Other income (expenses)	For the Nine Months Ended		Change
(in thousands)	September 30,		$	%
	2020	2019	2020/2019	2020/2019
Interest income	$474	$2,349	$(1,875)	-79.8%
Interest expense	(10,479)	(11,943)	1,464	-12.3%
Legal verdict expense	(16,041)	(16,350)	309	-1.9%
Loss on debt extinguishment	—	(8,103)	8,103	-100.0%
Other income	298	31	267	861.3%
	$(25,748)	$(34,016)	$8,268	-24.3%

Interest income:

For the nine months ended September 30, 2020, we recognized approximately $0.5 million in interest income compared to approximately $2.3 million of interest income for the nine months ended September 30, 2019. The decrease in interest income reflects less cash invested in money market accounts and high-yield savings accounts in 2020 compared to 2019.

Interest expense:

For the nine months ended September 30, 2020, we recognized approximately $10.5 million in interest expense, compared to $11.9 million of interest expense for the nine months ended September 30, 2019.  The decrease in interest expense was primarily the result of having less borrowings outstanding in 2020 than in 2019. The decrease was partially offset by an increase in interest expense for the milestone payments being paid to Pfizer in installments.

Legal verdict expense:

For the nine months ended September 30, 2020, we recognized an additional $16.0 million in legal verdict expense that primarily represents an increase to our prior estimate of potential amounts that may be owed to class action participants as a result of the Hsu v. Puma Biotechnology, Inc. claims process. During the period ended September 30, 2020, we changed our estimate of the legal verdict expense and the associated legal expense accrual for the Hsu lawsuit. Our previous estimate was based on data and assumptions that were available at the time. During the third and fourth quarter of 2020, we obtained additional data, previously unavailable, from the claims report and amended claims report filed with the Court. The claims report asserts $50.5 million in damages, which is larger than the amount previously estimated. We intend to challenge these claims and estimate that the damages could range from $24.8 million to $51.3 million. As a result, we have increased our estimate of the legal accrual on a prospective basis beginning in the third quarter of 2020 to $24.8 million, resulting in the additional $15.7 million legal verdict expense. The total amount of aggregate class-wide damages still remains uncertain and will be ascertained only after an extensive claims challenge process and the exhaustion of any appeals.

For the nine months ended September 30, 2019, we recognized approximately $16.4 million in legal verdict expense related to the Eshelman v. Puma Biotechnology, Inc., et al. verdict. The legal verdict expense of $16.4 million for the nine months ended September 30, 2019 was the result of our initial estimate of the total damages payable in the matter of $22.4 million, net of $6.0 million in insurance reimbursements.

Loss on debt extinguishment:

For the nine months ended September 30, 2019, we recognized approximately $8.1 million in loss on debt extinguishment related to the fees paid in connection with our debt refinancing during the second quarter of 2019.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2020 and December 31, 2019, and for the nine months ended September 30, 2020 and 2019, and is intended to supplement the more detailed discussion that follows:

	As of	As of
Liquidity and capital resources (in thousands)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$90,082	$60,037
Marketable securities	$18,942	$51,607
Working capital	$41,607	$75,459
Stockholders' (deficit) equity	$(453)	$17,463

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash provided by (used in):
Operating activities	$6,408	$20,810
Investing activities	22,580	5,595
Financing activities	45	(67,066)
Net increase (decrease) in cash, cash equivalents and restricted cash	$29,033	$(40,661)

Operating Activities:

For the nine months ended September 30, 2020, we reported a net loss of approximately $45.0 million, compared to approximately $64.4 million for the same period in 2019. Additionally, cash provided by operating activities for the nine months ended September 30, 2020 was approximately $6.4 million compared to approximately $20.8 million of cash provided by operating activities for the same period in 2019, respectively.

Cash provided by operating activities for the nine months ended September 30, 2020 consisted of a net loss of approximately $45.0 million, offset by approximately $34.2 million of non-cash items, such as stock-based compensation and depreciation and amortization, an increase in accrued expense and other of approximately $21.0 million, a decrease in prepaid expenses and other of approximately $4.4 million, and a decrease in accounts receivable, net of approximately $1.8 million. These increases were partially offset by a decrease in accounts payable of approximately $6.7 million, an increase in other current assets of approximately $3.1 million and other immaterial changes.

Cash provided by operating activities for the nine months ended September 30, 2019 consisted of a net loss of approximately $64.4 million, a decrease in prepaid expenses and other of approximately $2.9 million, a decrease in other current assets of approximately $1.5 million, an increase of approximately $30.3 million in accrued expenses and other, an increase of approximately $9.0 million in a post-marketing commitment liability, and approximately $60.0 million of non-cash items, such as stock-based compensation, depreciation and amortization, and debt extinguishment fees; partially offset by an increase in net accounts receivable of approximately $6.4 million, an increase in inventory of approximately $0.5 million, and a decrease in accounts payable of approximately $11.6 million.

Investing Activities:

During the nine months ended September 30, 2020, net cash provided by investing activities was approximately $22.6 million, compared to net cash provided by investing activities of $5.6 million for the same period in 2019.

Net cash provided by investing activities during the nine months ended September 30, 2020 consisted of approximately $57.0 million of maturities of available-for-sale securities, partially offset by the purchase of available for sale securities of approximately $24.4 million and an increase in intangible assets relating to the milestone achieved under the Company’s license agreement with Pfizer of $10.0 million.

Net cash provided by investing activities during the nine months ended September 30, 2019 consisted of approximately $132.7 million of sales or maturities of available-for-sale securities, partially offset by $127.1 million of purchases of available-for-sale securities.

Financing Activities:

During the nine months ended September 30, 2020, net cash was unchanged by financing activities. During April 2020, approximately $8.4 million was borrowed and fully repaid with no penalty or interest from Silicon Valley Bank, or SVB, under the Paycheck Protection Program, or PPP, of the Coronavirus Aid, Relief, and Economic Security Act.

During the same period in 2019, cash used in financing activities was approximately $67.1 million, which consisted of approximately $80.0 million in debt repayments, approximately $7.8 million in debt extinguishment costs and approximately $5.6 million in debt issuance costs, partially offset by approximately $25.0 million in proceeds from long-term debt and approximately $1.3 million in proceeds from the exercise of stock options.

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

As of September 30, 2020, there were $100.0 million in term loans outstanding under the New Credit Facility, representing all of our long-term debt outstanding as of that date, and we were in compliance with all applicable covenants under the New Credit Facility.

Current and Future Financing Needs:

We did not receive or record any product revenues until the third quarter of 2017. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our research and development efforts and our commercialization efforts.

We may choose to begin new research and development efforts or we may choose to launch additional marketing efforts. These efforts may require funding in addition to the cash and cash equivalents totaling approximately $90.1 million and $18.9 million in marketable securities available at September 30, 2020. While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will need to generate significant revenue to sustain operations and successfully commercialize neratinib. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Our ability to obtain funding may be adversely impacted by uncertain market conditions, including on account of the global COVID-19 pandemic, our success in commercializing neratinib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time.

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

Non-GAAP Financial Measures

In addition to our operating results, as calculated in accordance with generally accepted accounting principles, or GAAP, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance. The following table presents our net loss and net loss per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation. For the three and nine months ended September 30, 2020, stock-based compensation represented approximately 14.3% and 16.6% of our operating expenses, respectively, and 19.9% and 21.5% for the same period in 2019, in each case excluding cost of sales. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Loss and

GAAP Net Loss Per Share to Non-GAAP Adjusted Net Loss Per Share

(in thousands except share and per share data)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
GAAP net loss	$(31,463)		$(16,885)		$(45,001)		$(64,396)
Adjustments:
Stock-based compensation -
Selling, general and administrative	4,101		5,600		13,523		22,927	(1)
Research and development	3,464		6,613		13,579		22,864	(2)
Non-GAAP adjusted net loss	$(23,898)		$(4,672)		$(17,899)		$(18,605)

GAAP net loss per share—basic	$(0.79)		$(0.44)		$(1.14)		$(1.67)
Adjustment to net loss (as detailed above)	0.19		0.32		0.69		1.19
Non-GAAP adjusted basic net loss per share	$(0.60)	(3)	$(0.12)	(4)	$(0.45)	(3)	$(0.48)	(4)

(1)	To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2)	To reflect a non-cash charge to operating expense for research and development stock-based compensation.
(3)

Non-GAAP adjusted basic net loss per share was calculated based on 39,695,444 and 39,437,691 weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2020, respectively.

(4)

Non-GAAP adjusted basic net loss per share was calculated based on 38,893,757 and 38,675,961 weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2019, respectively.

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

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invested our excess cash primarily in cash equivalents such as money market investments as of September 30, 2020. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of borrowings outstanding under our loan and security agreement. As of September 30, 2020, the outstanding principal amount of our borrowings was $100.0 million. Our borrowings under the loan and security agreement, as amended, bear interest at an annual rate equal to the greater of (i) 9.0% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.5%. Changes in the prime rate may therefore affect our interest expense associated with our borrowings under the loan and security agreement.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Hsu v. Puma Biotechnology, Inc.

On June 3, 2015, Hsingching Hsu, individually and on behalf of all others similarly situated, filed a class action lawsuit against us and certain of our executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG).  On October 16, 2015, lead plaintiff Norfolk Pension Fund filed a consolidated complaint on behalf of all persons who purchased our securities between July 22, 2014 and May 29, 2015.  A trial on the claims relating to four statements alleged to have been false or misleading was held from January 15 to January 29, 2019.  At trial, the jury found that three of the four challenged statements were not false or misleading, and thus found in the defendants’ favor on those claims.  The jury found liability as to one statement and awarded a maximum of $4.50 per share in damages, which represents approximately 5% of the total claimed damages of $87.20 per share. On September 9, 2019, the Court entered an order specifying the rate of prejudgment interest to be awarded on any valid claims at the 52-week Treasury Bill rate. On September 8, 2020, the claims administrator submitted its final claims report to the Court and, on October 9, 2020, the claims administrator submitted its supplemental claims report. The claims report reflects approximately $50.5 million in claimed damages. We disagree with the amount of claimed damages and have submitted a proposal to the Court for challenging claims. Based on a review of specific claims and subject to the outcome of the claims challenge process, we believe that total claimed damages after all claims challenges have been adjudicated could range from $24.8 million to $51.3 million. The total amount of aggregate class-wide damages still remains uncertain and will be ascertained only after the claims challenge process and the exhaustion of any appeals. It is reasonably possible that the final total damages awarded will differ from these estimates; however, the amount is not estimable at this time. A final judgment has not been entered.

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

CANbridge Licensing Dispute

On July 28, 2020, we filed a request for arbitration against CANbridge Biomed Limited, or CANbridge, before the ICC International Court of Arbitration. We are asserting that CANbridge has violated the terms of our agreement with CANbridge in which we granted CANbridge an exclusive sublicense to develop and commercialize NERLYNX throughout greater China. We are seeking an arbitral award that CANbridge breached, or alternatively is in anticipatory breach of, our agreement; that CANbridge’s conduct constitutes grounds for termination of the agreement; that CANbridge has failed to use commercially reasonable efforts to commercialize NERLYNX as required under the agreement; and that CANbridge must obtain our consent before transferring the agreement to a third party, subject to certain limitations that do not currently apply. We are also seeking damages, costs, and attorneys’ fees. On August 26, 2020, CANbridge filed its response to our request for arbitration and brought counterclaims for breach of contract; tortious interference with business relations; unjust enrichment; breach of the implied covenant of good faith and fair dealing; and declaratory relief. CANbridge’s counterclaims additionally seek damages, costs and attorneys’ fees. We believe that CANbridge’s counterclaims are without merit and responded to CANbridge’s counterclaims on September 30, 2020. As of September 30, 2020, we have recorded approximately $0.1 million in legal expense related to the arbitration. The arbitration remains pending.

Legal Malpractice Suit

On September 17, 2020, we filed a lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented us in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. We are alleging legal malpractice based on the defendants’ negligent handling of the defense of us in Eshelman v. Puma Biotechnology, Inc., et al. as detailed above. We are seeking recovery of the entire amount awarded in Eshelman v. Puma Biotechnology, Inc., et al. as detailed above.

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

Recent Sales of Unregistered Securities

We did not sell any of our equity securities without registration under the Securities Act of 1933, as amended, during the three months ended September 30, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) promulgated under the Exchange Act made any purchases of our equity securities during the quarter ended September 30, 2020.

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

10.1

Second Amendment to Amended and Restated Loan and Security Agreement, dated July 6, 2020, by and between the Company and Oxford Finance LLC, as collateral agent and Lender (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020 and incorporated herein by reference)

10.2*

Third Amendment to Amended and Restated Loan and Security Agreement, dated August 5, 2020, by and between the Company and Oxford Finance LLC, as collateral agent and Lender (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020 and incorporated herein by reference)

31.1+

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020

31.2+

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020

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

PUMA BIOTECHNOLOGY, INC.

Date: November 5, 2020	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Maximo F. Nougues
Maximo Nougues
Chief Financial Officer
(Principal Financial and Accounting Officer)