Form 10-K
period 2020-12-31
PUMA BIOTECHNOLOGY, INC.
filed 2021-03-01
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $413.3 million as of June 30, 2020, based upon the closing price of $10.43 per share of the registrant’s common stock on the NASDAQ Global Select Market on Friday, June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 18, 2021, there were 40,258,460 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders, or the 2021 Proxy Statement, are incorporated by reference into Part III of the Form 10-K to the extent stated herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and may be forward looking. These forward-looking statements include, but are not limited to, statements about:

•	the commercialization of NERLYNX® (neratinib);
•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;
•	the impact of the global COVID-19 pandemic, and measures to control the spread of COVID-19, on business, financial condition, results of operations and ongoing trials;
•	the anticipated timing of regulatory filings;
•	the regulatory approval of our drug candidates;
•	our use of clinical research organizations and other contractors;
•	our ability to find collaborative partners for research, development and commercialization of potential products;
•	efforts of our sub-licensees to obtain regulatory approval and commercialize NERLYNX in areas outside the United States;
•	our ability to market any of our products;
•	our expectations regarding our costs and expenses;
•	our anticipated capital requirements and estimates regarding our needs for additional financing;
•	our ability to compete against other companies and research institutions;
•	our ability to secure adequate protection for our intellectual property;
•	our intention and ability to vigorously defend against any litigation to which we are or may become party;
•	our estimates for damages that we may be required to pay in connection with the class action lawsuit to which we are a party;
•	our ability to attract and retain key personnel; and
•	our ability to obtain adequate financing.

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

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock, including those described in the section entitled “Item 1A. Risk Factors” in Part I of this Annual Report. These risks include, among others, the following:

•	We have a history of operating losses and are not profitable and may never become profitable.
•	We are currently a single product company with limited commercial sales experience.
•	We may not be able to successfully commercialize NERLYNX.
•

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs and our failure to obtain additional financing when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development or commercialization efforts or other operations.

•

The terms of our credit facility place restrictions on our ability to operate our business and on our financial flexibility, and we may be unable to achieve the revenue necessary for us to incur additional borrowings under the credit facility or to satisfy the minimum revenue covenants.

•

We have limited experience as a company in marketing or distributing pharmaceutical products. If we are unable to expand our marketing and sales capabilities and successfully commercialize NERLYNX, our business, results of operations and financial condition may be materially adversely affected.

•	We depend on a limited number of customers for a significant amount of our total revenue, and if we lose any of our significant customers, our business could be harmed.
•

Even though the FDA and EC have granted approval of NERLYNX for the extended adjuvant treatment of early stage, HER2-positive breast cancer and the FDA has granted approval for NERLYNX for the treatment of metastatic HER2-positive breast cancer, the terms of the approvals may limit its commercial potential.

•

Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•

NERLYNX or our other drug candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any, as applicable.

•

NERLYNX is still under clinical development for various additional indications, and we cannot be certain that NERLYNX will receive regulatory approval for any other indication for which we may seek approval.

•

We are dependent on international third-party sub-licensees for the development and commercialization of NERLYNX in several countries outside the United States. The failure of these sub-licensees to meet their contractual, regulatory or other obligations could adversely affect our business.

•

We have no experience in drug formulation or manufacturing and rely exclusively on third parties to formulate and manufacture NERLYNX and our drug candidates, and any disruption or loss of these relationships could delay our development and commercialization efforts.

•	Our business, financial condition, results of operations and ongoing clinical trials have been and could continue to be harmed by the effects of the COVID-19 pandemic.
•	We depend significantly on intellectual property licensed from Pfizer and the termination of this license would significantly harm our business and future prospects.
•

Our proprietary rights may not adequately protect our intellectual property and potential products, and if we cannot obtain adequate protection of our intellectual property and potential products, we may not be able to successfully market our potential products.

PART I

ITEM 1.	BUSINESS

Company Overview

Unless otherwise provided in this Annual Report, references to the “Company,” “we,” “us,” and “our” refer to Puma Biotechnology, Inc., a Delaware corporation formed on April 27, 2007 together with our wholly-owned subsidiaries, Puma Biotechnology Ltd and Puma Biotechnology B.V.

We are a biopharmaceutical company with a focus on the development and commercialization of innovative products to enhance cancer care. Our lead product is NERLYNX, an oral version of neratinib, which is a potent irreversible tyrosine kinase inhibitor, or TKI, that blocks signal transduction through the human epidermal growth factor receptors, HER1, HER2 and HER4. In 2017, we obtained approval from the United States Food and Drug Administration, or FDA, to market, and commenced commercialization of NERLYNX in the United States for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. More recently, in February 2020, we received FDA approval to expand the indication for NERLYNX to include its use in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens in the metastatic setting. We believe neratinib has clinical application in the treatment of several other cancers as well, including other tumor types that over-express or have a mutation in HER2 or epidermal growth factor receptor, or EGFR, such as cervical cancer, lung cancer or other solid tumors.

Breast cancer is the leading cause of cancer death among women worldwide. Studies show that up to 20% of breast cancer tumors have an over-expression of the HER2 protein. Women with breast cancer that over-expresses HER2, referred to as HER2-positive breast cancer, are at greater risk for disease progression and death than women whose tumors do not over-express HER2. Therapeutic strategies, such as the use of trastuzumab (marketed as Herceptin ®), pertuzumab (marketed as Perjeta ®) and T-DM1 (marketed as Kadcyla ®), each produced by Genentech, lapatinib (marketed as Tykerb ®) produced by Novartis, fam‐trastuzumab deruxtecan (marketed as Enhertu ®) by Astra Zeneca and Daiichi Sankyo and tucatinib (Tukysa ®) marketed by Seagen, given either alone or in combination with chemotherapy, have been developed to improve the treatment of this type of breast cancer by binding to the HER2 protein. There are a number of trials ongoing that involve various combinations of these drugs.

Based on pre-clinical studies and clinical trials to date, we believe that neratinib may offer an advantage over existing treatments that are used in the treatment of patients with HER2-positive breast cancer, including treatment with trastuzumab, pertuzumab, and T-DM1, fam‐trastuzumab deruxtecan and tucatinib. We believe that by more potently inhibiting HER2 at a different site and/or acting via a mechanism different from other agents, neratinib may have therapeutic benefits in patients who have been previously treated with these existing treatments, most notably due to its increased selectivity and irreversible inhibition of the HER2 target enzyme.

We currently market NERLYNX in the United States using our direct specialty sales force consisting of approximately 68 sales specialists. Our sales specialists are supported by an experienced sales leadership team consisting of regional managers and directors, as well as a commercial team of experienced professionals in marketing, access and reimbursement, managed markets, marketing research, commercial operations and sales force planning and management. In 2018, the European Commission, or EC, granted marketing authorization for NERLYNX in the European Union for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab-based therapy. To facilitate our international activities, we have entered into exclusive sub-license agreements with various parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. We are currently party to several sub-licenses in various regions outside the United States, including Europe (excluding Russia and Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, and various countries and territories in Central and South America.

We have also implemented a managed access program for neratinib. Managed access programs provide physicians and patients access to medicines when there are limited or no other therapeutic options available. Our managed access program for neratinib enables participation from countries outside the United States where permitted by applicable rules, procedures and regulatory authorities. The program provides access to neratinib for the treatment of early stage HER2-positive breast cancer (extended adjuvant setting), HER2-positive metastatic breast cancer and HER2-mutated solid tumors. In order for patients to qualify for our managed access program they must be unable to participate in any ongoing neratinib clinical trial. Patients in the managed access program are given neratinib and are instructed to take a prophylaxis which consists of high dose loperamide and budesonide, during treatment to manage neratinib-related diarrhea. We have partnered with Caligor Opco LLC, which specializes in early access to medicines, to oversee the managed access program for neratinib.

In addition to commercializing NERLYNX for its approved indications, we are actively conducting the following trials to evaluate the safety and efficacy of neratinib in various indications:

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

•

a Phase II clinical trial of neratinib monotherapy or in combination with the drug trastuzumab and/or other anticancer drugs in the treatment of patients with HER2-negative cancers that have a HER2 mutation; and

•	a Phase II clinical trial of neratinib monotherapy in patients with non-small cell lung cancer who have an activating EGFR exon 18 mutation.

The following chart shows each of the approved indications of neratinib and those indications currently under development, together with their clinical development stage.

*      EBC: Early breast cancer

**    MBC: Metastatic breast cancer

***  HRC+: Hormone receptor positive

The following table shows the date of approved indications by country.

Strategy

Our goal is to become a leading provider of advanced therapies for the treatment of various forms of cancer. The following elements comprise our strategy to achieve this objective:

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

•

Continue to advance the development of neratinib for the treatment of other HER2-positive, HER2 mutated or EGFR mutated cancer indications. We are primarily focused on developing neratinib for the treatment of patients with HER2-positive breast cancer, HER2-negative breast cancers with a HER2 mutation and EGFR mutated lung cancer.

•

Expand our product pipeline by pursuing additional applications of neratinib. We believe there are additional applications for neratinib in the treatment of patients with HER2-negative cancers who have a HER2 mutation; and in tumor types where HER2 is over-expressed or mutated. We intend to further evaluate the safety and efficacy of neratinib for treating these cancers.

•

Evaluate the commercialization strategies on a product-by-product basis in order to maximize the value of each. We are currently commercializing NERLYNX using a direct sales force in the United States and using sub-licensees in certain countries outside of the United States. As we move additional drug candidates through development toward regulatory approval, we plan to evaluate several options for each drug candidate’s commercialization strategy. These options include building our own internal sales force; entering into a joint marketing partnership with another pharmaceutical or biotechnology company, whereby we jointly sell and market the product; and out-licensing our product, whereby another pharmaceutical or biotechnology company sells and markets our product and pays us a royalty on sales. Our decision may be different for each product that reaches commercialization and will be based on a number of factors including capital necessary to execute on each option, size of the market to be addressed and terms of potential offers from other pharmaceutical and biotechnology companies.

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

Breast Cancer Overview

Breast cancer is the leading cause of cancer death among women worldwide, with approximately 1 million new cases reported each year and more than 400,000 deaths per year. Up to 20% of breast cancer tumors show over-expression of the HER2 protein. Women with breast cancer that over-expresses HER2 are at greater risk for disease recurrence, progression and death than women whose tumors do not over-express HER2. Therapeutic strategies have been developed to block HER2 in order to improve the treatment of this type of breast cancer.

Trastuzumab, pertuzumab, lapatinib, T-DM1, fam‐trastuzumab deruxtecan and tucatinib are all drugs that bind to the HER2 protein and thereby cause the cells to cease reproducing. Today, these drugs are used as single agents, in combination with other drugs and in combination with chemotherapy to treat patients with HER2-positive breast cancer at various stages.

Currently, the only treatment approved by the FDA for the treatment of neoadjuvant (newly diagnosed) HER2-positive breast cancer is the combination of pertuzumab plus trastuzumab and taxane chemotherapy. The FDA-approved treatments for the adjuvant treatment of HER2-positive early stage breast cancer is either the combination of trastuzumab and chemotherapy, the combination of pertuzumab plus trastuzumab and chemotherapy, or Kadcyla, which is approved specifically in patients with HER2-positive early stage breast cancer with residual disease after neoadjuvant treatment. We are aware of a Phase III clinical trial that is comparing trastuzumab plus pertuzumab plus taxane following anthracyclines versus T-DM1 plus pertuzumab following anthracyclines as an adjuvant therapy. In addition, we are also aware of a Phase III trial in patients with high risk HER2-positive early stage breast cancer with residual disease after neoadjuvant treatment that is testing the combination of Kadcyla plus tucatinib versus Kadcyla alone (the CompassHER2 RD Trial) as well as a Phase III trial in patients with high risk HER2-positive early stage breast cancer with residual disease after neoadjuvant treatment that is testing fam-trastuzumab deruxtecan versus Kadcyla alone (the DESTINY-Breast05 Trial).

We believe that there are approximately 30,000 patients in the United States and 37,000 patients in the EU with early stage HER2-positive breast cancer that get treated with adjuvant treatment. We also believe that there are approximately 6,400 patients in the United States with third-line and 4,700 patients in the United States with fourth line HER2-positive metastatic breast cancer. The number of patients with third-line or later HER2-positive metastatic breast cancer may decrease in future years as the introduction of new neoadjuvant, adjuvant and extended adjuvant treatments may reduce the number of patients with recurrence of HER2-positive breast cancer and therefore reduce the number of patients with HER2-positive metastatic breast cancer.

We believe that approximately 1% to 12% of all cancer patients have mutation in HER2 kinase in the United States and that approximately 7% to 9% of all estrogen receptor positive metastatic breast cancer patients who have received prior endocrine treatment have a mutation in HER2 kinase (approximately 8,000 to 10,000 patients in the United States).

Neratinib

Neratinib is a potent irreversible TKI that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4. Based on pre-clinical studies and clinical trials to date, we believe that neratinib may offer an advantage over existing treatments that are used in the treatment of patients with HER2-positive breast cancer. We believe that by more potently inhibiting HER2 at a different site and acting via a mechanism different from other agents, neratinib may have therapeutic benefits in patients who have been previously treated with these existing treatments, most notably due to its irreversible inhibition of the HER2 target enzyme.

In addition, we believe neratinib has clinical application in the treatment of several other cancers as well, including other tumor types that over-express or have a mutation in HER2 or EGFR, such as breast cancer, cervical cancer, lung cancer or other solid tumors.

Our initial focus is on the commercialization and development of the oral formulation of neratinib.

PB272 (neratinib oral)—Early Stage Breast Cancer

Extended Adjuvant Breast Cancer

In 2017, the FDA approved NERLYNX, formally known as PB272 (neratinib (oral)), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. In 2018, the EC granted marketing authorization for NERLYNX in the European Union for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab-based therapy. These approvals were obtained based on the two-year data obtained in our ExteNET trial.

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

In October 2020, we announced that efficacy results of neratinib in HER2-positive, hormone receptor-positive, or HR+, early stage breast cancer, or eBC, from the Phase III ExteNET trial were published in Clinical Breast Cancer. The manuscript presented data focusing on HR+ patients who initiated treatment within a year of completing an adjuvant trastuzumab containing treatment (HR+ /< 1 yr) and subgroups of clinical interest including patients who did not achieve a pathological complete response (no pCR) after neoadjuvant treatment and therefore were at a high risk of disease recurrence (HR+/ <1 yr, no pCR). In the HR+ /< 1 yr patient population, the absolute 5-year invasive disease-free survival benefit versus placebo was 5.1% (HR=0.58, 95% CI 0.41–0.82) and absolute 8-year overall survival benefit was 2.1%. (HR=0.79, 95% CI 0.55–1.13). The 5-year cumulative incidence of central nervous system (CNS) metastases was 0.7% in the neratinib arm and 2.1% in the placebo arm.

         In the HR+/ <1 yr, no pCR subgroup of patients that were at a high risk of disease recurrence the absolute 5-year iDFS benefit in the neratinib arm versus placebo was 7.4% (HR=0.60; 95% CI 0.33–1.07) and the 8- year overall survival benefit was 9.1% (HR=0.47; 95% CI 0.23– 0.92).

CONTROL. In February 2015, we initiated the CONTROL trial which is an international, open-label, Phase II study investigating the use of antidiarrheal prophylaxis or dose escalation in the prevention and reduction of neratinib-associated diarrhea and, more specifically, grade 3 diarrhea. In the CONTROL trial, patients with HER2-positive early stage breast cancer who had completed trastuzumab-based adjuvant therapy received neratinib daily for a period of one year.

In December 2019 and December 2020, interim results from the CONTROL trial were presented at the 2019 CTRC-AACR San Antonio Breast Cancer Symposium and the 2020 CTRC-AACR Sant Antonio Breast Cancer Symposium, respectively.

The interim results of this trial presented in December 2019 and December 2020 showed that as of the cutoff date, the incidence of grade 3 diarrhea for the 137 patients who received the loperamide prophylaxis was 31%, the incidence of grade 3 diarrhea for the 64 patients who received the combination of loperamide plus budesonide was 28%, the incidence of grade 3 diarrhea for the 136 patients who received the combination of loperamide plus colestipol was 21%, the incidence of grade 3 diarrhea for the 104 patients who received colestipol alone with loperamide as needed was 32%, and the incidence of grade 3 diarrhea for the 60 patients who used the dose escalation was 13%. Further information is provided in Table 1 below:

Table 1:  Incidence of Treatment-Emergent Diarrhea

Neratinib dose
		Budesonide +	Colestipol +	Colestipol +	escalation +
	Loperamide	loperamide	loperamide	loperamide prn	loperamide prn
	(n=137)	(n=64)	(n=136)	(n=104)	(n=60)
Treatment-emergent diarrhea incidence, n (%)
No diarrhea	28 (20)	9 (14)	23 (17)	5 (5)	1 (2)
Grade 1	33 (24)	16 (25)	38 (28)	34 (33)	24 (40)
Grade 2	34 (25)	21 (33)	47 (35)	32 (31)	27 (45)
Grade 3	42 (31)	18 (28)	28 (21)	33 (32)	8 (13)
Grade 4	0	0	0	0	0

Diarrhea leading to discontinuation	28 (20)	5 (8)	5 (4)	8 (8)	2 (3)

Hospitalization (due to diarrhea)	2 (1)	0	0	0	0

Discontinuation of study (any cause)	10 (7)	3 (5)	10 (7)	12 (12)	2 (3)

Safety Database. Our safety database includes over 3,000 patients who have been treated with neratinib. To date, the most significant grade 3 or higher adverse event associated with neratinib has been diarrhea, which occurs in approximately 30% to 40% of patients receiving the drug. Historically, once diarrhea occurred, patients were treated with loperamide and/or a reduction in the dose of neratinib.

PB272 (neratinib, oral)—Metastatic Breast Cancer

On February 25, 2020, the FDA approved our supplemental New Drug Application, or sNDA, for the use of neratinib in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens in the metastatic setting. This approval was based on the results from our NALA trial.

Trials of Neratinib as a Single Agent. In 2009, Pfizer Inc., or Pfizer, presented data at the CTRC-AACR San Antonio Breast Cancer Symposium from a Phase II trial of neratinib administered as a single agent to patients with HER2-positive metastatic breast cancer. Final results from this trial were published in the Journal of Clinical Oncology in March 2010.

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

NALA. In February 2013, we reached agreement with the FDA under a Special Protocol Assessment, or SPA, for our Phase III clinical trial (PUMA-NER-1301 or the NALA trial) of neratinib in patients with HER2-positive metastatic breast cancer who have failed two or more prior treatments (third-line disease). An SPA is a written agreement between the trial’s sponsor and the FDA regarding the design, endpoints, and planned statistical analysis of the Phase III trial with respect to the effectiveness of PB272 for the indication to be studied to support a New Drug Application, or NDA. The EMA also provided follow-on Scientific Advice, or SA, consistent with that of the FDA regarding our Phase III trial design and endpoints used for such design to support the submission of an MAA in the EU.

Pursuant to the SPA and SA, the Phase III NALA trial was designed as a randomized controlled trial of neratinib plus capecitabine versus Tykerb® (lapatinib) plus capecitabine in patients with third-line HER2-positive metastatic breast cancer. The trial enrolled 621 patients who were randomized (1:1) to receive either neratinib plus capecitabine or lapatinib plus capecitabine. The trial was conducted globally at sites in North America, Europe, Asia-Pacific and South America. The co-primary endpoints of the trial were centrally confirmed PFS and overall survival, or OS. An alpha level of 1% was allocated to the PFS and 4% allocated to OS.

In June 2019, we announced that results from the Phase III NALA trial were presented at the ASCO 2019 Annual Meeting in Chicago. For the primary analysis of centrally confirmed PFS, treatment with neratinib plus capecitabine resulted in a statistically significant improvement in centrally confirmed PFS (hazard ratio=0.76, p=0.0059) compared to treatment with lapatinib plus capecitabine. Because the hazard ratio was found to not be constant over time (i.e., the proportional hazard assumption did not hold), the statistical analysis plan for the NALA trial prespecified that a restricted means survival analysis at 24 months would be performed. In this prespecified analysis the mean PFS for the patients treated with neratinib plus capecitabine was 8.8 months and the mean PFS for the patients treated with lapatinib plus capecitabine was 6.6 months.

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

Metastatic Breast Cancer with Brain Metastases

Approximately one-half of the patients with HER2-positive metastatic breast cancer develop metastases that spread to their brain. The current antibody-based treatments, including trastuzumab and pertuzumab, do not enter the brain and therefore are not believed to be effective in treating these patients.

Neratinib is currently being tested in a clinical trial in collaboration with Translational Breast Cancer Research Consortium (TBCRC) referred to as TBCRC 022. The purpose of this study is to determine how well neratinib works in treating breast cancer that has spread to the brain. In this research study, the investigators are looking to see how well neratinib works to decrease the size of or stabilize breast cancer that has metastasized to the brain

In June 2017, we presented interim data from the TBCRC 022 at the ASCO 2017 Annual Meeting. The multicenter Phase II clinical trial enrolled patients with HER2-positive metastatic breast cancer who have brain metasteses. The trial enrolled three cohorts of patients. Patients in the second cohort (n=5) represent patients who had brain metastases which were amenable to surgery and who were administered neratinib monotherapy prior to and after surgical resection. The third cohort (target enrollment=60) enrolled two sub-groups of patients (prior lapatinib-treated and no prior lapatinib) with progressive brain metastases who were administered neratinib in combination with the chemotherapy drug capecitabine. The oral presentation reflected only the patients in the third cohort of patients without prior lapatinib exposure (cohort 3A, n=37), who all had progressive brain metastases at the time of enrollment and who received the combination of capecitabine plus neratinib.

In cohort 3A, 30% of the patients had received prior craniotomy, 65% of the patients had received prior whole brain radiotherapy, and 35% had received prior stereotactic radiosurgery to the brain. No patients had received prior treatment with lapatinib.

The primary endpoint of the trial was CNS Objective Response Rate according to a composite criteria that included volumetric brain MRI measurements, steroid use, neurological signs and symptoms, and Response Evaluation Criteria in Solid Tumors (RECIST) evaluation for non-CNS sites. The secondary endpoint of the trial was CNS response by Response Assessment in Neuro-Oncology-Brain Metastases, or RANO-BM, criteria. The efficacy results from the trial showed that 49% of patients experienced a CNS Objective Response by the composite criteria. The results also showed that the CNS response rate using the RANO-BM criteria was 24%. The median time to CNS progression was 5.5 months and the median overall survival was 13.5 months, though 49% of patients remain alive and survival data are immature.

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

The TBCRC 022 trial is currently enrolling patients in an arm of the study that is administering neratinib in combination with the drug ado-trastuzumab emtansine (T-DM1, Kadcyla) in patients with HER2-positive metastatic breast cancer that has metastasized to the brain. Data from this trial are expected in the second half of 2021.

In April 2018, we announced that NERLYNX has been included as a recommended treatment option in the latest National Comprehensive Cancer Network, or NCCN, Clinical Practice Guidelines in Oncology Central Nervous System Cancers for Breast Cancer patients with brain metastases. The NCCN designated NERLYNX in combination with capecitabine as a category 2B treatment option and NERLYNX in combination with paclitaxel as a category 2B treatment option. Use, as designated for breast cancer patients with brain metastases, is outside the FDA-approved indication for NERLYNX and considered investigational, and we do not market or promote NERLYNX for these uses.

PB272 (neratinib, oral)—Other Potential Applications

HER2 Mutation-Positive Solid Tumors

Based on the results from the Cancer Genome Atlas Study, we estimate that between 1% and 12% of each solid tumor has a mutation in HER2.

SUMMIT -- Basket Trial for HER2 Mutation-Positive Solid Tumors. In October 2013, we announced that we had initiated a Phase II clinical trial of neratinib as a single agent in patients with solid tumors that have an activating HER2 mutation, which we refer to as the SUMMIT basket trial. The Phase II SUMMIT basket trial is an open-label, multicenter, multinational study to evaluate the safety and efficacy of PB272 administered daily to patients who have solid tumors with activating HER2 or HER3 mutations.

In May 2014, we expanded the first cohort from the SUMMIT basket trial. Interim results from this ongoing Phase II trial were presented at the 2017 American Association for Cancer Research Annual Meeting and were published in January 2018 in Nature. All patients received loperamide (16 mg per day initially) prophylactically for the first cycle of treatment in order to reduce the neratinib-related diarrhea. Included in the presentation were data on 141 patients enrolled in the neratinib monotherapy arm of the trial, including 124 patients with HER2 mutations and 17 patients with HER3 mutations. This included patients with 21 unique tumor types, with the most common being breast, lung, bladder and colorectal cancer. There were also 30 distinct HER2 and 12 distinct HER3 mutations observed among these patients, with the most frequent HER2 variants involving S310, L755, A755_G776insYVMA and V777.

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

In December 2020, we announced that updated interim results from the SUMMIT basket trial in the HER2-mutant, hormone receptor positive breast cancer cohort were presented at the San Antonio Breast Cancer Symposium. In the HER2-mutant, hormone receptor (HR)-positive breast cancer cohort, 51 patients received 240 mg of neratinib daily in combination with trastuzumab and fulvestrant. In this cohort, patients had received a median of four prior lines of therapy in the metastatic setting (range 1-10 prior regimens) before entering the trial. 36 patients (70.6%)  had received prior fulvestrant, 35 patients (68.6%) had received prior aromatase inhibitor and 4 patients (7.8%) had received prior tamoxifen. Further, 30 patients (58.8%) received prior cyclin-dependent kinase 4/6-inhibitor (CDK4/6i) therapy. Thirty-five patients (68.6%) had received prior chemotherapy.

The interim efficacy summary of the breast cohort that received neratinib in combination with trastuzumab and fulvestrant showed that for the 37 RECIST efficacy evaluable patients, 17 patients (45.9%) experienced a confirmed objective response, including one complete response (2.7%) and 16 (43.2%) partial responses, and 20 patients (54.1%) experienced clinical benefit (clinical benefit is defined as confirmed complete response or partial response or stable disease for at least 24 weeks). The median duration of response was 10.9 months and the median progression-free survival was 8.3 months.

The safety profile observed in patients treated with the combination of neratinib plus trastuzumab plus fulvestrant in the SUMMIT study was consistent with that observed previously in metastatic patients with HER2 amplified tumors. All patients received anti-diarrheal prophylaxis with loperamide alone. The interim safety results of the study showed that the most frequently observed adverse event was diarrhea. For the 51 safety evaluable patients enrolled in this cohort, 20 patients (39.2%) reported grade 3 diarrhea. The median duration of grade 3 diarrhea for those patients was 6 days. No patient permanently discontinued neratinib due to diarrhea.

Table 1: HER2-Mutant, HR-Positive Metastatic Breast Cancer

Phase II SUMMIT Trial Interim Efficacy Results Summary as of October 16, 2020

Patients with RECIST v1.1 Measurable Disease
Subgroups
Parameter	RECIST Evaluable Patients (n = 37)	Prior CDK4/6i (n = 23)	Prior Fulvestrant (n=25)
Objective response (confirmed)[a] n (%)	17 (45.9)	9 (39.1)	11 (44.0)
CR	1 (2.7)	0	0
PR	16 (43.2)	9 (39.1)	11 (44.0)
Objective response rate, % (95% CI)	45.9 (29.5–63.1)	39.1 (19.7-61.5)	44.0 (24.4–65.1)

Best overall response, n (%)	21 (56.8)	11 (47.8)	13 (52.0)
CR	1 (2.7)	0	0
PR	20 (54.1)	11 (47.8)	13 (52.0)
Best overall response rate, % (95% CI)	56.8 (39.5–72.9)	47.8 (26.8-69.4)	52.0 (31.3–72.2)

Median[b] DOR, months (95% CI)	10.9 (6.4–NE)	8.7 (6.4–10.9)	8.4 (5.8–12.5)

Clinical benefit[c] – n (%)	20 (54.1)	12 (52.2)	14 (56.0)
CR or PR	17 (45.9)	9 (39.1)	11 (44.0)
SD >24 weeks	3 (8.1)	3 (13.0)	3 (12.0)
Clinical benefit rate, % (95% CI)	54.1 (36.9–70.5)	52.2 (30.6–73.2)	56.0 (34.9–75.6)
Median[b] PFS time to event, months (95% CI)	8.3 (4.2–14.5)	8.2 (4.0–15.1)	8.3 (3.1–12.5)

[a]	Objective response rate (ORR) is defined as either a complete or partial response that is confirmed no less than 4-weeks after the criteria for response are initially met
[b]	Kaplan-Meier analysis
[c]	Clinical benefit rate (CBR) is defined as confirmed CR or PR or stable disease (SD) for ≥24 weeks (within +/– 7-day visit window).

EGFR Exon 18 Mutated Non Small Cell Lung Cancer

Exon 18 mutations comprise approximately 5% of the EGFR mutations detected in lung cancer. Pre-clinical data have demonstrated that neratinib was active in pre-clinical models of EGFR exon 18 mutated lung cancer and neratinib was previously shown to be active in treating patients with exon 18 mutated lung cancer in a Phase II trial that was published in the Journal of Clinical Oncology in 2010.

In November 2020, we announced interim results from the ongoing SUMMIT trial of neratinib in the cohort of metastatic non-small cell lung cancer, or NSCLC, patients with EGFR exon 18 mutations who have been previously treated with an EGFR targeted TKI. In the EGFR exon 18 mutation cohort, patients with lung cancer with single or complex EGFR exon 18 mutations, who were EGFR TKI naïve or were previously exposed to EGFR TKI, were enrolled into this study and received 240 mg of neratinib daily as a single agent.

In this cohort of 11, patients had received a median of two prior lines of therapy in the metastatic setting (range 1-3 prior regimens) before entering the trial. Ten patients had been previously treated with an EGFR targeted TKI (gefitinib, erlotinib, osimertinib and/or afatinib).

The interim efficacy results from the trial showed that for the 10 evaluable patients who had been treated with a prior EGFR TKI, six patients (60%) experienced a partial response, which included four patients (40%) with a confirmed partial response. Eight patients (80%) experienced clinical benefit (clinical benefit is defined as confirmed complete response or partial response or stable disease for at least 16 weeks). The median duration of response was 7.5 months and the median progression free survival was 9.1 months. The success criteria for both the first stage and the second stage of the Simon’s 2-stage design were met and enrollment in the second stage of this cohort continues.

The safety profile observed in the subgroup of patients with EGFR exon 18 mutated NSCLC showed that for the 11 patients who received neratinib in the trial, there were no reports of grade 3 or higher diarrhea. Four patients (36%) reported grade 1 and one patient (9%) reported grade 2 diarrhea. No patients required a dose hold, dose reduction, hospitalization or permanently discontinued neratinib due to diarrhea.

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

Competition

The development and commercialization of new products to treat cancer is highly competitive, and we face considerable competition from major pharmaceutical, biotechnology and specialty cancer companies. As a result, there are and will likely continue to be extensive research and substantial financial resources invested in the discovery and development of new cancer products. Our competitors include, but are not limited to, Genentech, Novartis, Roche, Boehringer Ingelheim, Takeda, Daiichi Sankyo and Seagen. None of these companies are developing their drugs for the extended adjuvant treatment of early stage HER2-positive breast cancer that has been previously treated with a trastuzumab-containing regimen. All of these competitors are developing their drugs for the treatment of early stage and/or metastatic HER2-positive breast cancer and/or for cancers that have a HER2 mutation. We are an early commercial stage company with a limited history of operations, sales, marketing and commercial manufacturing. Many of our competitors have substantially more financial and technical resources than we do. In addition, many of our competitors have more experience than we have in pre-clinical and clinical development, manufacturing, regulatory and global commercialization. We are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of cancer.

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

Sales and Marketing

We currently have a U.S. direct specialty sales force of approximately 68 sales specialists who are focused on promoting NERLYNX to oncologists. This sales force is supported by an experienced leadership team consisting of regional managers and directors, as well as a commercial team of experienced professionals in marketing, access and reimbursement, managed markets, marketing research, commercial operations, and sales force planning and management. In addition, our commercial infrastructure includes capabilities in manufacturing, medical affairs, quality control, and compliance.

We launched NERLYNX in the United States in July 2017, and our focus is to establish NERLYNX as the first choice for extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy.

In 2018, the EC granted marketing authorization for NERLYNX in the European Union for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab-based therapy. We plan to continue to pursue commercialization of NERLYNX in Europe and other countries outside the United States, where approved. To facilitate our international activities, we have entered into exclusive sub-license agreements with various parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. We are currently party to several sub-licenses in various regions outside the United States, including Europe (excluding Russia and Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, and various countries and territories in Central and South America. As we expand into additional territories we will continue to evaluate whether we seek to commercialize NERLYNX in those territories directly or through additional sub-licenses.

Intellectual Property and License Agreements

We hold a worldwide exclusive license under our license agreement with Pfizer to 21 granted U.S. patents and four pending U.S. patent applications, as well as foreign counterparts thereof, and other patent applications and patents claiming priority therefrom to develop and commercialize certain compounds, including neratinib.

In the United States, we have a license to an issued patent, which currently will expire in 2025, for the composition of matter of neratinib, our lead compound. We also have a license to an issued U.S. patent for the use of neratinib in the treatment of breast cancer, which currently expires in 2025, an issued patent for the use of neratinib in the extended adjuvant treatment of early stage HER2-positive breast cancer that has previously been treated with a trastuzumab containing regimen that expires in 2030, two issued patents for the use of neratinib in combination with capecitabine the later of which expires in 2031 and two issued patents for the formulation of NERLYNX that expire in 2030, one issued patent for the preparation of the polymorphic forms of neratinib, and three issued patents for the use of the polymorphic forms of neratinib in the treatment of breast cancer. In jurisdictions which permit such, we will seek patent term extensions where possible for certain of our patents (discussed further below, including in “Government Regulation”). We plan to pursue additional patents in and outside the United States from the four pending U.S. patent applications noted above and the 77 pending foreign patent applications, respectively, covering neratinib composition, formulations, and combinations and uses thereof, and additional therapeutic uses of neratinib. In addition, we will pursue patent protection for any new discoveries or inventions made in the course of our development of neratinib.

In the United States, marketing approval for neratinib was obtained on July 17, 2017, which provided five years of regulatory exclusivity. Marketing approval in the United States for neratinib in combination with capecitabine was obtained on February 25, 2020, which provided three years of regulatory exclusivity. Requests for patent term extension under the Hatch-Waxman Act have been filed for two patents in the United States: U.S. Patent No. 7,399,865 and U.S. Patent No. 9,211,291. We elected to apply patent term extension to U.S. Patent No. 7,399,865. The U.S. Patent and Trademark Office, or USPTO, has determined that U.S. Patent No. 7,399,865 is eligible for five years of patent term extension. Once extended, U.S. Patent No. 7,399,865 will expire December 29, 2030. See “Government Regulation” below. If we obtain marketing approval in the United States for new uses or combinations therapies for neratinib, we may be eligible for additional periods of regulatory exclusivity, such as three-year market exclusivity covering the new use. If we obtain marketing approval for neratinib or other drug candidates or in certain jurisdictions outside the United States, we may be eligible for regulatory protection, such as, eight to eleven years of data and marketing exclusivity potentially are available for new drugs in the European Union; up to five years of patent extension are potentially available in Europe (Supplemental Protection Certificate), and eight years of data exclusivity are potentially available in Japan. In Europe, marketing approval for neratinib was obtained on August 31, 2018, which provided 10 years of regulatory exclusivity. Between 2019 and 2020, marketing approval for neratinib was obtained in Argentina, Brunei, Canada, Chile, China, Ecuador, Hong Kong, Israel, Malaysia, Singapore and Taiwan. Where available and eligible, regulatory or data exclusivity has been obtained, or is currently being pursued in these jurisdictions outside the United States and Europe. Patent term extension or supplemental protection certificate are being, or will be, pursued in jurisdictions where available and eligible, including Chile, Europe and Taiwan. Current market approved jurisdictions where patent term extensions or supplemental protection certificates are not available, not eligible, or not pursued, include Argentina, Brunei, Canada, China, Ecuador, Hong Kong, Israel, Malaysia and Singapore. There can be no assurance that we will qualify for any such regulatory exclusivity, or that any such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies. See “Government Regulation” below.

The intellectual property portfolio that was licensed from Pfizer in 2011 when we licensed neratinib included issued patents in a number of countries, including in Europe (EP1848414) relating to methods of treating gefitinib-and/or erlotinib-resistant cancer by administering an irreversible epidermal growth factor receptor inhibitor. In addition, in March 2020, we obtained issuance of U.S. Patent No. 10,603,314 containing claims for methods of treating gefitinib-and/or erlotinib-resistant non-small cell lung cancer (NSCLC) cancer and U.S. Patent No. 10,596,162 containing claims for methods of treating gefitinib-and/or erlotinib-resistant NSCLC having a T790M mutation in EGFR. Regarding Europe, the EP1848414 patent that was issued in Europe in April 2011 included specific claims that included a pharmaceutical composition for use in treating cancer in a subject with a cancer having a mutation in epidermal growth factor receptor with a T790M mutation. On November 28, 2011, Boehringer Ingelheim International GmbH filed an opposition to this patent asking for this patent to be revoked. Oral proceedings were held before the Opposition Division of the European Patent Office in Munich, Germany on February 4, 2014. The decision of the Opposition Division was to uphold the granted claims of the European patent that relate to the T790M mutation without any modification. This included specific claims that include claims for the pharmaceutical composition comprising an irreversible epidermal growth factor receptor inhibitor for use in treating cancer in a subject having a T790M mutation, and claims for the pharmaceutical composition for use in the treatment of numerous cancers, including lung cancer and non-small cell lung cancer. Both parties appealed that decision in 2017. At a final hearing, on December 20, 2020, the Board of Appeals announced its decision, concluding that the opposition was inadmissible and reversing the European Opposition Division decision issued in 2014, thereby upholding the EP Patent 1848414 as originally granted.

An Opposition was filed by Hexal AG, or Hexal, on August 3, 2016 against European Patent No. EP2416774 which was licensed from Pfizer in 2011, and which claims neratinib for use in a method for treating HER-2/neu overexpressed/amplified cancer and improving IDFS, wherein the method comprises delivering neratinib therapy to HER-2/neu overexpressed/amplified cancer patients following the completion of at least one year of trastuzumab adjuvant therapy, and wherein the neratinib therapy comprises treating the cancer patients with neratinib for at least twelve months. An oral hearing was held December 8, 2017, wherein the patent was maintained as granted. Hexal then appealed, which appeal is pending.

On October 4, 2017, Hexal also filed an Opposition to European Patent No. EP2326329 which was licensed from Pfizer in 2011, and which claims a combination of neratinib and pharmaceutically acceptable salts thereof with capecitabine for use in a method of treating an Erb-2 positive metastatic breast cancer. An oral hearing was held on February 13, 2019, wherein the patent was maintained as granted. Hexal then appealed, which appeal is pending.

On May 21, 2020, Hexal also filed an Opposition to European Patent No. EP2498756, which was licensed from Pfizer in 2011, and which claims, inter alia, tablet formulations of neratinib maleate comprising intragranular and extragranular components. Oral hearings have not yet been scheduled, and briefings exchange between the parties are still in progress.

An Opposition was filed by Generics (UK) Ltd., or Generics, on September 3, 2015 against European Patent No. EP2656844, which was licensed from Pfizer in 2011, and which claims, inter alia, a pharmaceutical pack containing 50 to 300 mg of neratinib and pharmaceutically acceptable salts thereof and vinorelbine for use in a method of treating a neoplasm. An oral hearing was held July 3, 2017, wherein the patent was maintained as granted. Generics then appealed. The appeal was dismissed by the Board of Appeal of the European Patent Office on August 11, 2020, and the EP2656844 patent was upheld as originally granted.

Unipharm filed a pre-grant opposition to Israeli Patent Application No. IL210616 on January 31, 2016. This application was licensed from Pfizer in 2011. An oral hearing was held in Jerusalem before the Israeli Patent Office on January 22, 2018. The patent was granted by the Israeli Patent Office upon filing of amendments to the claims. No opposition to the patent has been filed within the allowed opposition period. The granted claims are directed to use of a combination of neratinib and capecitabine in the manufacture of a medicament for treating a neoplasm.

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

In-License Agreement

We license the worldwide exclusive rights for the development, manufacture and commercialization of neratinib (oral), neratinib (intravenous), PB357, and certain related compounds from Pfizer. Under the license agreement, Pfizer is obligated to transfer to us certain information, records, regulatory filings, materials and inventory controlled by Pfizer and relating to or useful for developing these compounds and to continue to conduct certain ongoing clinical studies until a certain time. After that time, we are obligated to continue such studies pursuant to an approved development plan, including after the license agreement terminates for reasons unrelated to Pfizer’s breach of the license agreement, subject to certain specified exceptions. We are also obligated to commence a new clinical trial for a product containing one of these compounds within a specified period of time and use commercially reasonable efforts to complete such trial and achieve certain milestones as provided in a development plan. If certain of our out-of-pocket costs in completing such studies exceed a mutually agreed amount, Pfizer will pay for certain additional out-of-pocket costs to complete such studies. We must use commercially reasonable efforts to develop and commercialize products containing these compounds in specified major-market countries and other countries in which we believe it is commercially reasonable to develop and commercialize such products.

As consideration for the license, we are required to make payments totaling $187.5 million upon the achievements of certain milestones if all such milestones are achieved. FDA approval of NERLYNX in July 2017 triggered a one-time milestone payment. In June 2020, we entered into a letter agreement, or the Letter Agreement, with Pfizer relating to the method of payment associated with a one-time milestone payment under the license agreement with Pfizer. The Letter Agreement permits us to make the milestone payment in installments with portions of the amount payable to Pfizer (including interest) made in June and November 2020 for approximately $20.6 million in the aggregate and the remaining portion to be made in September 2021 for approximately $21.9 million. Unpaid portions of the milestone payment will accrue interest at 6.25% per annum until paid. The installment payments and accrued interest are included in accrued in-licensed rights on the accompanying consolidated balance sheets.

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

Sub-License Agreements

Specialised Therapeutics Agreement

On November 20, 2017, we entered into a sub-license agreement, or the Specialised Therapeutics Agreement, with Specialised Therapeutics Asia Pte Ltd., or STA. Pursuant to the Specialised Therapeutics Agreement, we granted to STA, under certain of our intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license to commercialize any pharmaceutical product containing neratinib in finished form for the extended adjuvant treatment of patients with early stage HER2-positive breast cancer and HER2-positive metastatic breast cancer in Australia, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, New Zealand, Papua New Guinea, Philippines, Singapore, Thailand, Timor-Leste and Vietnam, or the STA Territory.

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

Pursuant to the Specialised Therapeutics Agreement, we received an upfront payment and will potentially receive additional regulatory milestone payments. In addition, we will receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products throughout the STA Territory.

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

CANbridge Agreement

On January 30, 2018, we entered into a sub-license agreement, or the CANbridge Agreement, with CANbridge BIOMED Limited, or CANbridge. Pursuant to the CANbridge Agreement, we granted to CANbridge, under certain of our intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license to develop and commercialize any pharmaceutical product containing neratinib for the treatment of human disease, or for purposes of this description, the Field, in the People’s Republic of China, or the CANbridge Territory, including mainland China, Hong Kong, Macao, and Taiwan.

In July 2020, we filed a request for arbitration against CANbridge, in connection with the CANbridge Agreement, and CANbridge subsequently filed its response to our request for arbitration and brought counterclaims. On February 24, 2021, we and CANbridge resolved our dispute, which is described further in the section entitled “Item 3. Legal Proceedings” below. As part of the settlement, we and CANbridge agreed to enter into a termination agreement, or the CANbridge Termination Agreement, to terminate the CANbridge Agreement and all agreements related to the CANbridge Agreement, effective as of the same date as the settlement. Subject to the terms of the CANbridge Termination Agreement, we agreed to pay CANbridge a one-time termination fee of $20.0 million to return all rights to neratinib in Greater China back to us and assist with the transfer of such rights to us.

Medison Agreement:

During the first quarter of 2018, we entered into a sub-license agreement, or the Medison Agreement, with Medison Pharma Ltd., or Medison. Pursuant to the Medison Agreement, we granted to Medison, under certain of our intellectual property rights relating to neratinib, an exclusive license to commercialize neratinib and certain related compounds and participate in the named patient supply in Israel, or the Medison Territory, subject to the terms of the Medison Agreement and the related supply agreement. Pursuant to the Medison Agreement, we will potentially receive milestone payments due to us upon successful completion of certain separate, distinct performance obligations. In addition, we are entitled to receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products in the Medison Territory.

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

Pursuant to the Pint Agreement, we received an upfront payment and will potentially receive additional regulatory and sales-based milestone payments. In addition, we are entitled to receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products throughout the Pint Territory.

The term of the Pint Agreement continues, on a country-by-country basis, until the later of (i) the expiration or abandonment of the last licensed patent covering the licensed product in such country, or (ii) the earlier of (a) the date upon which sales of generic versions of licensed product reach a specified level in such country, or (b) the tenth anniversary of the first commercial sale of the licensed product in such country. The Pint Agreement may be terminated by either party if the other party commits a material breach, subject to a customary cure period, or if the other party is insolvent. Pint may also terminate the Pint Agreement at will, for certain safety concerns.

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

Pursuant to the Knight Agreement, we received an upfront payment and will potentially receive additional regulatory and commercial milestone payments. In addition, we are entitled to receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products in the Knight Territory.

The term of the Knight Agreement continues, on a licensed product-by-licensed product basis, until the later of (i) the expiration or abandonment of the last valid claim of the licensed patents that covers such licensed product in the Territory, or (ii) the earlier of (a) the time when generic competitors to such licensed product have achieved a specified level in such country, or (b) ten (10) years following the date of first commercial sale of such licensed product in the Territory. The Knight Agreement may be terminated by either party if the other party commits a material breach, subject to a customary cure period, or if the other party is insolvent.

Pierre Fabre Agreement

On March 29, 2019, we entered into a sub-license agreement, or the Pierre Fabre Agreement, with Pierre Fabre Medicament SAS, or Pierre Fabre. Pursuant to the Pierre Fabre Agreement, we granted to Pierre Fabre under certain of our intellectual property rights relating to neratinib an exclusive, sub-licensable (under certain circumstances) license to develop, manufacture and commercialize any pharmaceutical product containing neratinib for therapeutic and prophylactic indications for human or veterinary use in European countries excluding Russia and Ukraine, along with countries in North Africa and francophone countries of West Africa, or the Pierre Fabre Territory. On November 25, 2019, we entered into a license amendment, or the First Pierre Fabre Amendment, with Pierre Fabre to extend Pierre Fabre’s licensed territory to the Middle East, South Africa, Sudan and Turkey, or together with the Pierre Fabre Territory, the First Pierre Fabre Territory.

On February 24, 2021, we entered into a second license amendment, or the Second Pierre Fabre Amendment, with Pierre Fabre to further extend Pierre Fabre’s licensed territory to Greater China, or the Second Pierre Fabre Territory, which includes mainland China, Taiwan, Hong Kong and Macao, or each a China Region.

Pursuant to the Pierre Fabre Agreement, we received an upfront payment and will potentially receive additional regulatory and sales-based milestone payments based on regulatory and sales activities in the First Pierre Fabre Territory. Pursuant to the Second Pierre Fabre Amendment, we will receive an upfront payment of $50 million, as well as additional regulatory and sales-based milestone payments up to $240 million based solely on regulatory and sales activities in the Second Pierre Fabre Territory. In addition, we will receive double-digit royalties based on sales of the licensed products in the First Pierre Fabre Territory, on the one hand, and double-digit royalties based on sales of the licensed products in the Second Pierre Fabre Territory, on the other hand. For the purposes of calculating royalties, sales of the licensed products in the Second Pierre Fabre Territory will be excluded from the sales of licensed products made in the First Pierre Fabre Territory.

Under the terms of the Pierre Fabre Agreement, as amended, we are obligated to supply Pierre Fabre with the licensed products in accordance with the related supply agreement. Pierre Fabre will be responsible for conducting additional clinical studies and leading regulatory activities in connection with the European Medicines Agency, or EMA, and Greater China.

The term of the Pierre Fabre Agreement, as amended, continues until, on a country-by-country basis, the later of (i) the expiration or abandonment of the last licensed patent covering the licensed product in such country and (ii) the earlier of (a) the date upon which sales of generic versions of the licensed product reach a specified level in such country, or (b) the tenth anniversary of the first commercial sale of a licensed product in such country.

The Pierre Fabre Agreement, as amended, may be terminated by either party, in its entirety, if the other party commits a material breach, subject to a cure period, or if the other party is insolvent, and Pierre Fabre may terminate the Pierre Fabre Agreement, as amended, at its convenience or if there is evidence of safety issues with the licensed product. Pierre Fabre may terminate the Pierre Fabre Agreement, as amended, on a territory-by-territory basis, by terminating only the First Pierre Fabre Territory or the Second Pierre Fabre Territory, for any of the foregoing reasons. We may terminate the Pierre Fabre Agreement, as amended, on a China Region-by-China Region bases or, under certain circumstances, in the entire Second Pierre Fabre Territory if Pierre Fabre is in material violation of certain anti-corruption laws.

Bixink Agreement

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

During the development of a new drug, sponsors are given an opportunity to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase II clinical testing, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach consensus on the next phase of development. Sponsors typically use the end of a Phase II meeting to discuss their Phase II clinical results and present their plans for the pivotal Phase III clinical trial that they believe will support submission of an NDA.

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

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to a filing review before the FDA accepts it for filing and substantive review.

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

Expedited Review and Approval Programs. The FDA has various programs, including fast track designation, priority review, accelerated approval, and breakthrough therapy designation, which are intended to expedite or simplify the process for reviewing certain drugs and in the case of accelerated approval, provide for approval on the basis of surrogate or intermediate endpoints. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening diseases or conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. Fast track designation, breakthrough therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

For example, fast track designation is designed to facilitate the development and expedite the review of drugs designed to treat serious or life-threatening diseases or conditions and which demonstrate the potential to address an unmet medical need for such diseases or conditions. Fast track designation applies to the combination of the product and the specific indication for which it is being studies. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the FDA review team during development. With regard to a fast track-designated product, the FDA may also consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. Any product submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

Drug products intended for serious or life threatening conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome, or an effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials to verify or characterize the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required clinical trials in a timely manner, or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval.

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

The FDA closely regulates the marketing, labeling, advertising and promotion of drugs. A company can make only those claims relating to safety and efficacy that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Patent Term Restoration and Marketing Exclusivity. Depending upon the timing, duration and specifics of FDA approval of the use of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the extension must be requested prior to expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. We have filed for patent term extension for two U.S. patents, U.S. Patent No. 7,399,865 and U.S. Patent No. 9,211,291. We elected to apply patent term extension to U.S. Patent No. 7,399,865.  The USPTO has determined that U.S. Patent No. 7,399,865 is eligible for five years of patent term extension. Once extended, U.S. Patent No. 7,399,865 will expire December 29, 2030.

Data and market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under section 505(b)(2) of the FDCA by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. Currently, ten U.S. Patents are listed in the patent data under the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, in connection with neratinib: U.S. Patent Nos. 7,399,865, 7,982,043, 8,518,446, 8,669,273, 8,790,708, 9,139,558, 9,211,291, 9,265,784, 9,630,946, and 10,035,788, with expected patent expiration dates ranging from October 2025 to July 2031. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the original active agent or from accepting and reviewing an application referencing the approved drug’s application. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct, or obtain a right of reference to all of the pre-clinical studies and clinical trials necessary to demonstrate safety and effectiveness. Marketing approval for neratinib was obtained in the United States on July 17, 2017, which provided five years of regulatory exclusivity. Marketing approval for neratinib in combination with capecitabine was obtained in the United States on February 25, 2020, which provided three years of regulatory exclusivity. The earliest a generic may challenge any of the U.S. Patents listed in the Orange Book in connection with neratinib by filing an ANDA is in July 2021.

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

In the European Economic Area, or EEA, which is comprised of the Member States of the EU plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of MAs:

•

Community MAs – These are issued by the EC through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and are valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA; for products that constitute a significant therapeutic, scientific or technical innovation; or for products that are in the interest of public health in the EU.

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

When conducting clinical trials in the EU, we must adhere to the provisions of the European Union Clinical Trials Directive (Directive 2001/20/EC) and the laws and regulations of the EU Member States implementing them. These provisions require, among other things, that the prior authorization of an Ethics Committee and the competent Member State authority is obtained before commencing the clinical trial. In April 2014, the EU passed the Clinical Trials Regulation (Regulation 536/2014), which will replace the current Clinical Trials Directive. To ensure that the rules for clinical trials are identical throughout the European Union, the EU Clinical Trials Regulation was passed as a regulation that is directly applicable in all EU member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive until the Clinical Trials Regulation becomes applicable. According to the current plans of the EMA, the Clinical Trials Regulation is expected to become applicable in late 2021 but could be delayed.

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

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our future business. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, ACA established:

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with the ACA’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it remains unclear when or how the Supreme Court will rule. It is also unclear how other efforts to challenge, repeal or replace the ACA will impact the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Recently, there has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changes the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs.

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

Federal civil and criminal false claims laws, such as the federal False Claims Act, or FCA, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented false, fictitious or fraudulent claims for payment or approval by the federal government, including federal health care programs, such as Medicare and Medicaid, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. Private individuals can bring “qui tam” actions under the FCA, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. Moreover, a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA.

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

The federal transparency requirements under the Physician Payments Sunshine Act, created under the ACA, requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to CMS information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals beginning in 2022, and teaching hospitals and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members.

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

Data Privacy and Security

Pharmaceutical companies may be subject to U.S. federal and state and foreign health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. In the U.S., HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

In addition, certain state and non-U.S. laws, such as the European Union General Data Protection Regulation, or the GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Consumer Privacy Act, or CCPA, went into effect January 1, 2020, which, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions for health-related information, including for “protected health information” maintained by a covered entity or business associate and clinical trial data, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act, or the CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In Europe, the GDPR went into effect in May 2018 and introduces strict requirements for processing the personal data of European Union data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Relatedly, following the United Kingdom’s withdrawal from the EEA and the European Union, and the expiry of the transition period, companies have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover.

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

Research and Development Expenses

Research and development activities, which include personnel costs, research supplies, clinical and pre-clinical study costs, are the primary source of our overall expenses. Such expenses related to the research and development of our product candidates totaled $97.7 million for the year ended December 31, 2020, $132.9 million for the year ended December 31, 2019 and $164.9 million for the year ended December 31, 2018.

Human Capital

Health, Wellness, and Safety

As of December 31, 2020, our workforce consisted of 267 full-time employees reporting out of our two offices in the United States - Los Angeles, CA and San Francisco, CA - along with a field-based commercial team. We are an equal opportunity employer and believe strongly in hiring a diverse, equitable, and inclusive workforce. This is reflected in our numbers with our total workforce being approximately 58% women, 40% ethnically diverse and 75% over the age of 40. The following table summarizes our workforce by location for the years ended December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Los Angeles	86	83
South San Francisco	67	70
Field	114	116
	267	269

We believe that the safety and health of our employees and their families is essential to our business. Our culture is driven by a desire to do what is right, and we strive to support the well-being of our employees. Beginning in March 2020, we have supported our employees and government efforts to curb the COVID-19 pandemic through a multi-faceted, communication, infrastructure, and behavior modification and enforcement effort that includes:

•	establishing clear and regular COVID-19 policies, safety protocols, and updates to all employees;
•	strongly encouraging all office-based employees to work from home;
•	implementing protocols to address actual and suspected COVID-19 cases and potential exposure; and
•	prohibiting all domestic and international non-essential travel for all employees.

Our financial, medical, and mental health benefits that were already in place prior to the COVID-19 pandemic were designed to help employees through crisis, and we further expanded our offerings to create appropriate “work from home” conditions for success and wellness, to include:

•	ergonomic webinars, 1x1 evaluations, and reimbursement for ergonomic equipment;
•	phone and internet subsidies;
•	purchasing additional IT equipment and office supplies;
•	increasing communications related to our free EAPs, work/life assistance programs, and mental health benefits;
•	professional resiliency coaching;
•	subsidized subscriptions to ClassPass – access to fitness, wellness, and mindfulness classes; and
•	purchasing Fitbits for all full-time employees.

Compensation & Benefits

We know that developing and keeping great people is a vital part of our competitive edge and essential to providing the best patient care. For this reason, we offer a robust total compensation package in an effort to attract and engage high caliber employees.

Since 2019, we have offered personalized total compensation statements to all full-time employees. These statements provide a transparent view of each employee’s monetary and non-monetary benefits. Employee’s total compensation represents a broad spectrum of plans and programs designed to reward and motivate employees throughout their careers.

Our total rewards package consists of competitive market-based salary and cash target bonus based on geography for every employee. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility with actual bonus payout based on performance.

In addition to competitive salaries and performance incentives, we offer employees 100% employer-paid benefits that include medical, dental, vision, life insurance, paid time off and family leave, 401(k) match, fertility benefits, volunteer days and more. Our benefit programs are constantly evolving to meet our employees’ needs and renew our commitment to them as a vital resource to our continued success.

Culture and Communication

How we conduct our business is just as important as what we do. Our core values are the principles that guide our company strategy and our individual actions. At all times we strive to distinguish ourselves as a respected biopharmaceutical company that is differentiated by top talent and innovative products to enhance cancer care.

All employees are responsible for upholding our core values, including to be patient-centric, to communicate, collaborate, innovate and be respectful, as well as for adhering to our Code of Ethics. These values nurture an inclusive workforce striving for excellence that puts the well-being of our patients first. We continue to utilize our Human Resources Information System, or HRIS, platform to track human capital metrics, employee demographics and turnover. The majority of our employees have obtained advanced degrees in their professions, and we support their continued development with individualized development plans and objectives, mentoring, coaching, training and conference attendance.

Communication is critical in our ability to continuously enhance our company culture and create a more inclusive environment. The implementation and distribution of quarterly company newsletters have allowed us to share what is important and impactful to us as a business. It also allows for us to share stories and events that have affected our employees and co-workers across the country on both a personal and professional level. We hold town halls with our leaders to speak with employees about our vision and to receive feedback on matters important to them. Additionally, we have dynamic information technology systems, which allow for a more synergistic atmosphere.

Corporate Information and History

Our principal executive offices are located at 10880 Wilshire Boulevard, Suite 2150, Los Angeles, California 90024 and our telephone number is (424) 248-6500. Our internet address is www.pumabiotechnology.com. Our annual, quarterly and current reports, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 may be accessed free of charge through our website after we have electronically filed or furnished such material with the SEC. We also make available free of charge on or through our website our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter and Research and Development Committee Charter. We will disclose on a current report on Form 8-K or on our website any amendment or waiver of the Code of Business Conduct and Ethics for our executive officers and directors. Any amendment or waiver disclosed on our website will remain available on our website for at least 12 months after the initial disclosure.

The reference to www.pumabiotechnology.com (including any other reference to such address in this Annual Report) is an inactive textual reference only, meaning that the information contained on or accessible from the website is not part of this Annual Report on Form 10-K and is not incorporated in this report by reference.

We were originally incorporated in the State of Delaware in April 2007 under the name Innovative Acquisitions Corp. We were a “shell” company registered under the Exchange Act with no specific business plan or purpose until we acquired Puma Biotechnology, Inc., a privately-held Delaware corporation formed on September 15, 2010, or Former Puma, in October 2011. As a result of this transaction, Former Puma become our wholly-owned subsidiary and subsequently merged with and into us, at which time we adopted Former Puma’s business plan and changed our name to “Puma Biotechnology, Inc.”

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Annual Report, the following risk factors should be considered carefully in evaluating our company. Our business, financial condition, liquidity and results of operations could be materially adversely affected by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us.

Risks Related to our Financial Condition and Capital Requirements

We have a history of operating losses and are not profitable and may never become profitable.

We have a history of operating losses, with net losses of $60.0 million, $75.6 million, and $113.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of approximately $1.3 billion, outstanding indebtedness of approximately $98.3 million and cash and cash equivalents of $85.3 million. We have devoted substantially all of our resources to identifying, acquiring and developing NERLYNX and to its commercialization in the indications for which it has received regulatory approval. Biopharmaceutical development is a highly speculative undertaking and involves a substantial degree of risk. We anticipate that we will continue to incur operating losses for the foreseeable future as our efforts to commercialize NERLYNX in existing indications, and develop NERLYNX for additional indications continue.

In 2017, the FDA approved NERLYNX for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. In February 2020, NERLYNX was also approved by the FDA in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens in the metastatic setting. In 2018, the EC granted marketing authorization for NERLYNX in the European Union for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab-based therapy. Although we have begun to commercialize NERLYNX in the U.S. and Europe in these indications, we continue to experience net losses and may never become profitable. Moreover, we are continuing to develop NERLYNX for additional indications. The successful development and commercialization of any drug candidate will require us to perform a variety of functions, including:

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

We are currently a single product company with limited commercial sales experience.

We have invested a significant portion of our efforts and financial resources in the development and commercialization of our lead product, NERLYNX. NERLYNX is the only product for which we currently receive product revenue, and we expect NERLYNX to constitute the vast majority of our product revenue for the foreseeable future. By virtue of being dependent on a single product, we do not have the ability to spread out risk or commercial fluctuations across a portfolio of products. As a result, our success depends almost entirely on the commercial success of NERLYNX. NERLYNX is the first product that we, as an organization, have launched and commercialized, and there is no guarantee that we will be able to do so successfully. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than we have.

We may not be able to successfully commercialize NERLYNX.

The commercial success of NERLYNX depends on the extent to which patients and physicians accept and adopt NERLYNX. For example, if the expected patient population is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take or continue to take NERLYNX, due to the related side effects, including diarrhea, or otherwise, the commercial success of NERLYNX will be limited. Thus, significant uncertainty remains regarding the commercial potential of NERLYNX. We believe our ability to effectively increase product revenue from NERLYNX will depend on our ability to, among other things:

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

We cannot assure you that we will successfully address each of these uncertainties or any others we may face in the commercialization of NERLYNX. In addition, we are dependent on international third-party sub-licensees for the development and commercialization of NERLYNX in several countries outside the United States. The failure of these sub-licensees to meet their contractual, regulatory or other obligations could adversely affect international sales of NERLYNX and hinder our ability to generate revenue. These uncertainties, combined with our limited experience in selling and marketing NERLYNX, make it difficult to evaluate our current business, predict our future prospects and forecast our financial performance.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs and our failure to obtain additional financing when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development or commercialization efforts or other operations.

Our operations have consumed substantial amounts of cash since inception. As we continue to commercialize NERLYNX, our costs and expenses may increase in the future due to, among other things, the cost of a direct sales force and the cost of manufacturing. We will also continue to expend substantial amounts on research and development of our other product candidates, including conducting clinical trials. Our future capital requirements will depend on many factors, including:

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

While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will continue to remain dependent on our ability to obtain sufficient funding to sustain operations and successfully commercialize NERLYNX. We are party to a credit facility with Oxford Finance LLC, or Oxford, providing for term loans equaling a total of $100 million, which mature on June 1, 2024. As of December 31, 2020, we had $100 million in principal amounts outstanding. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. We may raise funds in equity or debt financings to access funds for our capital needs. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing obtained by us in the future would cause us to incur debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may terminate or delay the development of one or more of our product candidates, delay clinical trials necessary to market our products, or delay establishment of sales and marketing capabilities or other activities necessary to commercialize our products. If this were to occur, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited. Furthermore, our ability to obtain funding may be adversely impacted by uncertain market conditions, our success in commercializing neratinib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time.

The terms of our credit facility place restrictions on our ability to operate our business and on our financial flexibility, and we may be unable to achieve the revenue necessary for us to incur additional borrowings under the credit facility or to satisfy the minimum revenue covenants.

The terms of our credit facility place restrictions on our ability to operate our business and our financial flexibility. As of December 31, 2020, we had $100 million in principal amounts outstanding under the credit facility. The credit facility is secured by substantially all of our personal property, other than our intellectual property.

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

Risks Related to Commercialization of our Product Candidates

We have limited experience as a company in marketing or distributing pharmaceutical products. If we are unable to expand our marketing and sales capabilities and successfully commercialize NERLYNX, our business, results of operations and financial condition may be materially adversely affected.

A key part of our strategy is to continue to build our sales, marketing and distribution capabilities to commercialize NERLYNX successfully in the United States. In order to market NERLYNX successfully, we must continue to build our sales, marketing, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. If we are unable to establish and maintain adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to commercialize NERLYNX appropriately and may not become profitable.

In the United States, we rely on a direct sales force. NERLYNX is a marketed drug and none of the members of our sales force had ever promoted NERLYNX prior to its commercial launch. There are risks with establishing, growing and maintaining our own sales and marketing capabilities, including:

•	the expense and time required to recruit and train a sales force;
•	our inability to recruit, retain or motivate adequate numbers of effective and qualified sales and marketing personnel;
•	the inability to provide adequate training to sales and marketing personnel;
•	the need to train our sales force to ensure that a consistent and appropriate message about NERLYNX is being delivered to our potential customers;
•	the inability of sales personnel to obtain access to physicians or convince adequate numbers of physicians to prescribe any product;
•

our inability to equip the sales force with effective materials, including medical and sales literature, to help them inform and educate physicians and patients about the benefits of NERLYNX and its proper administration;

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
•	the premature or unnecessary incurrence of significant commercialization expenses if the commercial launch of a product is delayed or does not occur for any reason.

If we are unable to effectively address these risks, our efforts to commercialize NERLYNX successfully could be harmed, which would negatively impact our ability to generate product revenue.

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

The majority of our revenue comes from a limited number of customers. In 2020, two customers individually comprised approximately 33% and 21%, respectively, of our total product revenue. We expect that revenue from a limited number of customers will continue to account for a large portion of our revenue in the future. The loss by us of any of these customers, or a material reduction in their purchases or their market pricing, could harm our business, results of operations, financial condition and prospects. In addition, if any of these customers were to fail to pay us in a timely manner, it could harm our cash flow.

Even though the FDA and EC have granted approval of NERLYNX for the extended adjuvant treatment of early stage, HER2-positive breast cancer and the FDA has granted approval for NERLYNX for the treatment of metastatic HER2-positive breast cancer, the terms of the approvals may limit its commercial potential.

Even though the FDA and EC have granted approval of NERLYNX, the scope and terms of the approvals may limit our ability to commercialize NERLYNX and, therefore, our ability to generate substantial sales revenue. The FDA and EC have both approved NERLYNX for the extended adjuvant treatment of early stage, HER2-positive breast cancer in patients who are less than one year from the completion of prior adjuvant trastuzumab-based therapy. In connection with the FDA and EC approvals, we have committed to conduct certain post-marketing studies. We have completed the post-marketing commitments related to the FDA approval, and the post-marketing studies related to the EC approval are ongoing. If we fail to comply with all of our post-marketing commitments, or if the results of the post-marketing studies, or any other ongoing clinical studies of NERLYNX, are negative, the FDA or the EC could decide to withdraw its respective approval, add warnings or narrow the approved indication in the product label.

Regulatory approval for any approved product is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated as set forth on the product label. If we market NERLYNX for uses beyond such approved indications, we could be subject to enforcement action, which could have a material adverse effect on our business.

The FDA strictly regulates marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. Any regulatory approval that the FDA grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA. For example, the FDA-approved label for NERLYNX is limited to the extended adjuvant treatment of adult patients with early stage, HER2-positive breast cancer following adjuvant trastuzumab-based therapy, and in combination with capecitabine, to the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 based regimens in the metastatic setting. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our drugs and drug candidates, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

While physicians in the United States may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote the products is narrowly limited to those indications that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. For example, in April 2018, we announced that NERLYNX (neratinib) has been included as a recommended treatment option in the latest NCCN Clinical Practice Guidelines in Oncology Central Nervous System Cancers for Breast Cancer patients with brain metastases. The NCCN designated NERLYNX in combination with capecitabine as a category 2A treatment option and NERLYNX in combination with paclitaxel as a category 2B treatment option. Use, as designated for breast cancer patients with brain metastases, is outside the FDA approved indication for NERLYNX and considered investigational, and we do not market or promote NERLYNX for these uses. Regulatory authorities in the United States generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. Although recent court decisions suggest that certain off-label promotional activities may be protected under the First Amendment, the scope of any such protection is unclear. If our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, bring an enforcement action against us, suspend or withdraw an approved product from the market, require a recall or institute fines or civil fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our reputation and our business.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. By way of example, the Tax Cuts and Job Act was enacted, which, among other things, removes the penalties for not complying with the ACA’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it remains unclear when or how the Supreme Court will rule. It is also unclear how other efforts to challenge, repeal or replace the ACA will impact the ACA or our business. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changes the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs. We cannot predict all of the ways in which future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

We anticipate that other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product and product candidates, if approved.

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

We expect to experience pricing pressures in connection with the sale of our current or future commercial products, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. There may be additional pressure by payors and healthcare providers to use generic drugs that contain the active ingredients found in neratinib or any other drug candidates that we may develop. If we fail to successfully secure and maintain adequate coverage and reimbursement for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and expected revenue and profitability which would have a material adverse effect on our business, results of operations and financial condition.

We are subject to federal and state healthcare fraud and abuse laws, false claims laws and physician payment transparency laws. Failure to comply with these laws may subject us to substantial penalties.

We do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors. However, federal and state healthcare laws and regulations pertaining to fraud and abuse and physician payment transparency laws and regulations apply to us depending on programs we operate and have been asserted by the government and others to apply to companies like us, and our arrangements with healthcare providers, customers and other entities, including our marketing practices, educational programs and pricing policies. These laws include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation.;

•

federal false claims laws, including, without limitation, the False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal third-party payors that are false or fraudulent, such as engaging in improper promotion of products or submitting inaccurate price reports to the Medicaid Drug Rebate program. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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

•

analogous state equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information;; and

•	European and other foreign law equivalents of each of these laws, including reporting requirements detailing interactions with and payments to healthcare providers.

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

Risks Related to the Discovery and Development of our Products

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

The FDA and the EC have both approved NERLYNX for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab-based therapy. In February 2020, the FDA also approved NERLYNX in combination with capecitabine, for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 based regimens in the metastatic setting. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the development of NERLYNX in various additional indications. Accordingly, our business currently depends heavily on the successful development and regulatory approval of NERLYNX for additional indications. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market NERLYNX for other indications or any of our other drug candidates in the United States until we receive approval of an NDA from the FDA or in the EU until we receive approval from the EC, as applicable, for such indications, or, in any foreign countries, until requisite approval from such countries.

Approval of NERLYNX by the FDA or the EC for any particular indication does not ensure that a foreign jurisdiction will also approve NERLYNX for such indication, nor does it ensure that NERLYNX will be approved by the FDA for any other indications. Obtaining approval of an NDA or foreign marketing application is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or a foreign regulator may delay, limit or deny approval of a drug candidate for many reasons, including:

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

Even though the FDA has approved NERLYNX for the extended adjuvant treatment of early stage, HER2-positive breast cancer in adult patients following adjuvant trastuzumab-based therapy, and in combination with capecitabine, for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 based regimens in the metastatic setting, we will be subject to ongoing obligations and continued regulatory review with regard to NERLYNX and any other drug candidates that receive FDA approval, which may result in significant additional expense. Additionally, NERLYNX and our drug candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, the results of the 2020 Presidential Election may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these Executive Orders will be implemented, or whether they will be rescinded or replaced under a Biden Administration. The policies and priorities of an incoming administration are unknown and could materially impact the regulations governing our products.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain pre-announced, on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Clinical trials are very expensive, time-consuming and difficult to design and implement.

Although NERLYNX has been approved by the FDA for the extended adjuvant treatment of early stage, HER2-positive breast cancer, and in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 based regimens in the metastatic setting, NERLYNX is still under development for various indications in the United States, and our other drug candidates are in development, as well, all of which will require extensive clinical testing before we can submit any NDA for regulatory approval. We cannot predict with any certainty that any NDA or supplemental NDA seeking to expand the indication for NERLYNX will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our other drug candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The results of pre-clinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be successful.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Further, we, the FDA, foreign regulatory authorities, or an IRB may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, that we are exposing participants to unacceptable health risks, or if the FDA or such other regulator finds deficiencies in our IND or comparable submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our drug candidates could be harmed, and our ability to generate revenue from the drug candidates may be delayed. In addition, any delays in our clinical trials could increase our costs, slow down the approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our drug candidates.

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

Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA, EMA or comparable foreign regulatory authority approval. We cannot guarantee that the FDA or foreign regulatory authorities will interpret trial results as we do, and more trials could be required before we are able to submit applications seeking approval of our product candidates. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential. Furthermore, the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA, EMA or comparable foreign regulatory authorities delaying, limiting or denying approval of our product candidates.

Risks Related to Third Parties

We are dependent on international third-party sub-licensees for the development and commercialization of NERLYNX in several countries outside the United States. The failure of these sub-licensees to meet their contractual, regulatory or other obligations could adversely affect our business.

We have entered into exclusive sub-license agreements with several third parties that provide these sub-licensees exclusive rights to the development and commercialization of NERLYNX in Europe (excluding Russia and Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, and various countries and territories in Central and South America. As a result, we are entirely dependent on these parties to achieve regulatory approval of NERLYNX for marketing in these countries and for the commercialization of NERLYNX, if approved. The timing and amount of any milestone and royalty payments we may receive under these agreements, as well as the commercial success of NERLYNX in those regions outside of the United States, will depend on, among other things, the efforts, allocation of resources and successful commercialization of NERLYNX by the licensees. We also depend on these third parties to comply with all applicable laws relative to the development and commercialization of our products in those countries. We do not control the individual efforts of these licensees and have limited ability to terminate these agreements if the licensees do not perform as anticipated. The failure of these licensees to devote sufficient time and effort to the development and commercialization of NERLYNX; to meet their obligations to us, including for future royalty and milestone payments; to adequately deploy business continuity plans in the event of a crisis; and/or to satisfactorily resolve significant disagreements with us or address other factors could have an adverse impact on our financial results and operations. In addition, if these third parties violate, or are alleged to have violated, any laws or regulations during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

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

•

The facilities used by our contract manufacturers to manufacture NERLYNX and our other drug candidates must be approved by the FDA pursuant to inspections that are conducted following submission of an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and similar non-U.S. regulatory agencies and corresponding state agencies to ensure strict compliance with cGMP regulations and other government regulations and corresponding foreign standards. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for our other drug candidates, if approved, or market NERLYNX.

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

Risks Related to our Business Operations

Our business, financial condition, results of operations and ongoing clinical trials have been and could continue to be harmed by the effects of the COVID-19 pandemic.

We are subject to various risks related to the global pandemic associated with COVID-19. For example, many geographic regions have imposed, or in the future may impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19. These types of restrictions have deterred and may continue to deter or prevent cancer patients from traveling to see their doctors and result in a decline in new patient enrollments/new patient starts and in revenue for NERLYNX, our only commercial product. Additionally, our commercial team, field medical and sales force have been forced to suspend the majority of their travel and personal interactions with physicians and customers, including visits to healthcare provider offices or clinics. The commercial team and sales force are currently limited to conducting the majority of their promotional activities virtually. The respective commercial teams of certain of the companies to which we sub-license the commercial rights of NERLYNX, and on which we rely for our international sales, have chosen or have been forced to take similar action, and other sub-licensees of NERLYNX may choose or be forced to take similar action. Furthermore, the pandemic has resulted in dramatic increases in unemployment rates, which resulted in a number of people becoming uninsured or underinsured, and this trend may continue. These developments have had and may continue to have an adverse effect on our revenue and thus could have an adverse effect on our ability to satisfy the minimum revenue covenants in our loan and security agreement.

Moreover, these types of restrictions have resulted in most of our other employees working from home and the employees of our key third-party vendors and manufacturers working from home. We rely exclusively on third-party manufacturers to manufacture NERLYNX. Neither we, nor our suppliers or manufacturers have significant experience operating with the majority of our respective work forces working from home, and this has disrupted and may continue to disrupt standard operations for us or them, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our respective abilities to conduct business in the ordinary course. In addition, this may increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors. Our business interruption insurance, if available at all, may be insufficient to cover losses resulting from extended business interruptions from the COVID-19 pandemic.

Additionally, timely enrollment in our clinical trials is dependent upon global clinical trial sites, which have been and may continue to be adversely affected by the COVID-19 pandemic. We are currently conducting clinical trials for our product candidates in many countries, including the United States, the United Kingdom, Spain, Italy, France, South Korea, Australia, and Israel, and may expand to other geographies. Many of these regions have been and may continue to be affected by the COVID-19 pandemic. We have observed disruptions in patient enrollments in the United States and our SUMMIT basket trial. If the COVID-19 pandemic continues to spread in the geographies in which we are conducting clinical trials, we may continue to experience additional disruptions in those clinical trials, which could have a material adverse impact on our clinical trial plans and timelines, including:

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

•

risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

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

The continued spread of COVID-19 has also led to extreme disruption and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. While COVID-19 has had an adverse impact on our business and may continue to do so, given the rapid and evolving nature of the virus and the uncertainty about its impact on society and the global economy, we cannot predict the extent to which it will affect our global operations, particularly if these impacts persist or worsen over an extended period of time. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also affect our ability to comply with certain covenants in our loan and security agreement or other agreements that are material to our business.

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

Our internal computer systems and those of third parties with which we contract may be vulnerable to damage from cyber-attacks, “phishing” attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures despite the implementation of security measures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. System failures, accidents or security breaches could cause interruptions in our operations and could result in a material disruption of our clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our research and development programs and the development of our drug candidates could be delayed.

Compliance with governmental regulation and other legal obligations related to privacy, data protection and information security could result in additional costs and liabilities to us or inhibit our ability to collect and process data, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.

Privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we may in the future conduct our operations. As we receive, collect, process, use and store personal and confidential data, we are subject to diverse laws and regulations relating to data privacy and security. In the United States, numerous federal and state laws and regulations could apply to our operations or the operations of our partners, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g. Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Further, certain states have also enacted data privacy and security laws. For example, in June 2018, California enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act, or the CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business; despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

In addition, the regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are being enacted and existing ones are being updated and strengthened. For example, on May 25, 2018, GDPR took effect in Europe. GDPR is directly applicable in each European Union and EEA member state and applies to companies established in the European Union and the EEA as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the European Union and the EEA. GDPR introduces more stringent data protection obligations for processors and controllers of personal data, and penalties and fines for failure to comply with GDPR are significant, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. Relatedly, following the departure of the United Kingdom from the European Union after the expiry of the transition period, companies have to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. On January 1, 2021, the United Kingdom became a third country for the purposes of the GDPR.

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

As of December 31, 2020, we had 267 employees. Our future success depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled scientific, technical, marketing, managerial and financial personnel. Although we will seek to hire and retain qualified personnel with experience and abilities commensurate with our needs, there is no assurance that we will succeed despite their collective efforts. Competition for personnel is intense, and any failure to attract and retain the necessary technical, marketing, managerial and financial personnel would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our commercial success will depend in part on obtaining and maintaining intellectual property protection for our products, formulations, processes, methods and other technologies. We will only be able to protect these technologies and products from unauthorized use by third parties to the extent that valid and enforceable intellectual property rights, including patents, cover them, or other market exclusionary rights and regulatory exclusivity periods apply. The patent positions of pharmaceutical companies, like ours, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the United States. The general environment for pharmaceutical patents outside the United States also involves significant uncertainty. Accordingly, we cannot predict the breadth of claims that may be allowed (if any are allowed at all) or enforced, or that the scope of these patent rights could provide a sufficient degree of future protection that could permit us to gain or keep our competitive advantage with respect to these products and technology. For example, we cannot predict:

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

The patents we have licensed may be challenged and could be invalidated or rendered unenforceable by third parties. There is no guarantee that a court would agree that any of the patents we have licensed, and which are currently in force, are valid or enforceable. Challenges to the breadth or strength of protection provided by any patents we have licensed, or patent applications we may pursue in the future, with respect to any of our current or future product candidates or products, could threaten our ability to commercialize any of our current or future product candidates or products. Changes in either the patent laws or in the interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property.

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

Following the expiration of patents and any regulatory exclusivity we are able to obtain, we expect competitors may manufacture and sell generic versions of our products, at a lower price, which would reduce revenues obtained from such products. Notably, legislation in some jurisdictions mandates generic substitution for brand name drugs.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, and defending our intellectual property rights in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. For instance, some jurisdictions, such as China and India, do not consider methods of treating the human body as patentable. Further, licensing partners may not prosecute patents in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products, and our intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Certain fees, including maintenance, renewal, annuity, and other governmental fees, on patents and/or applications are periodically due to be paid to the USPTO and various foreign governmental patent agencies at certain stages over the lifetime of the patents and/or applications. We have systems in place and employ third-party firms to monitor due dates and pay these fees. We also employ law firms and other reputable professionals to assist us in the event an inadvertent lapse can be cured by payment of a late fee or by other means according to the applicable jurisdictional laws and rules. Non-compliance, in certain circumstances, can result in abandonment or lapse of the patent (or patent application) and result in a partial or even complete loss of patent rights in the particular jurisdiction. Our competitors might be able to enter the market under such circumstances, resulting in a possible material adverse effect on our business.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. These types of lawsuits are subject to inherent uncertainties, and are expensive and time-consuming to investigate, defend and resolve. For instance, in Hsu v. Puma Biotechnology, Inc., et al., the plaintiff alleged that we and certain of our executive officers made false or misleading statements and failed to disclose material adverse facts about our business, operations, prospects and performance in violation of the Exchange Act. In February 2019, a jury found that we had liability on one of four alleged misstatements, and awarded a maximum of $4.50 per share in damages, representing approximately 5% of total claimed damages. The claims challenge process is ongoing and the total amount of aggregate class-wide damages remains uncertain. The Hsu lawsuit is described further in the section entitled “Item 3. Legal Proceedings” below. Any other litigation to which we are a party may similarly divert our management’s attention and financial and other resources, or result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines. Additionally, we may decide to settle such lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.

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

Hsu v. Puma Biotechnology, Inc., et. al.

On June 3, 2015, Hsingching Hsu, individually and on behalf of all others similarly situated, filed a class action lawsuit against us and certain of our executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG). On October 16, 2015, lead plaintiff Norfolk Pension Fund filed a consolidated complaint on behalf of all persons who purchased our securities between July 22, 2014 and May 29, 2015. A trial on the claims relating to four statements alleged to have been false or misleading was held from January 15 to January 29, 2019. At trial, the jury found that three of the four challenged statements were not false or misleading, and thus found in the defendants’ favor on those claims. The jury found liability as to one statement and awarded a maximum of $4.50 per share in damages, which represents approximately 5% of the total claimed damages of $87.20 per share. On September 9, 2019, the Court entered an order specifying the rate of prejudgment interest to be awarded on any valid claims at the 52-week Treasury Bill rate. On September 8, 2020, the claims administrator submitted its final claims report to the Court and, on October 9, 2020, the claims administrator submitted its supplemental claims report. The claims report reflects approximately $50.5 million in claimed damages. We disagree with the amount of claimed damages. On November 27, 2020, the Court issued an order setting out the process for challenging claims. Pursuant to that order, defendants must decide by March 29, 2021 which claims they intend to challenge, and for which claims we need more information to determine whether or not we will challenge those claims. Based on a review of specific claims and subject to the outcome of the claims challenge process, we believe that total claimed damages after all claims challenges have been adjudicated could range from $24.8 million to $51.4 million. The total amount of aggregate class-wide damages still remains uncertain and will be ascertained only after the claims challenge process and the exhaustion of any appeals. It is reasonably possible that the final total damages awarded will differ from these estimates; however, the amount is not estimable at this time. A final judgment has not been entered.

Eshelman v. Puma Biotechnology, Inc., et. al.

In February 2016, Fredric N. Eshelman filed a lawsuit against our Chief Executive Officer and President, Alan H. Auerbach, and us in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D). The complaint generally alleged that we and Mr. Auerbach made defamatory statements regarding Dr. Eshelman in connection with a proxy contest. In May 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach. A trial on the remaining defamation claims against us took place from March 11 to March 15, 2019. At trial, the jury found us liable and awarded Dr. Eshelman $15.9 million in compensatory damages and $6.5 million in punitive damages. We strongly disagree with the verdict and, on April 22, 2019, filed a motion for a new trial or, in the alternative, a reduced damages award. The Court denied that motion on March 2, 2020. We have appealed that ruling and the verdict. Additionally, after trial, the plaintiff filed a motion seeking approximately $3.0 million in attorneys’ fees, as well as pre-judgment interest. In the Court’s March 2 ruling, it denied the motion for attorneys’ fees but granted the request for pre-judgment interest, bringing the total judgment to $26.3 million. On March 30, 2020, the plaintiff filed a notice of cross-appeal and conditional cross-appeal, appealing the Court’s order denying the plaintiff’s request for attorneys’ fees and conditionally cross-appealing a Court ruling that certain communications between Mr. Auerbach and his attorneys were protected by attorney-client privilege and a related evidentiary ruling. We estimate the high end of potential damages in the matter could be approximately $27.7 million; however, the actual amount of damages payable by us is still uncertain and will be ascertained only after completion of the appeal and any subsequent proceeding, and such amount could be greater than the amount of expense already recognized or the high end of the estimate. The United States Court of Appeals for the Fourth Circuit has tentatively calendared the oral argument of our appeal during the month of May 2021.

CANbridge Licensing Dispute

On July 28, 2020, we filed a request for arbitration against CANbridge Biomed Limited, or CANbridge, before the ICC International Court of Arbitration. We asserted that CANbridge violated the terms of our agreement with CANbridge in which we granted CANbridge an exclusive sublicense to develop and commercialize NERLYNX throughout greater China. We sought an arbitral award, as well as damages, costs, and attorneys’ fees. On August 26, 2020, CANbridge filed its response to our request for arbitration and brought counterclaims, seeking damages, costs and attorneys’ fees. On February 24, 2021, we and CANbridge resolved our dispute, with each side agreeing to dismiss our respective claims in the arbitration. The settlement is limited to claims asserted in the arbitration, or that are related to the claims asserted in the arbitration.

Legal Malpractice Suit

On September 17, 2020, we filed a lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented us in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. We are alleging legal malpractice based on the defendants’ negligent handling of the defense of us in Eshelman v. Puma Biotechnology, Inc., et al. as detailed above. We are seeking recovery of the entire amount awarded in Eshelman v. Puma Biotechnology, Inc., et al. On November 23, 2020, the defendant filed an answer to the complaint denying the allegations of negligence.

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

Record Holders

On February 18, 2021, we had nine holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. We believe approximately 14,500 additional owners held our common stock in “Street Name” as of February 18, 2021.

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

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during fiscal year 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) made any purchases of our equity securities during the fourth quarter of 2020.

Performance Graph

The graph and table below compare the cumulative total return of our common stock from December 31, 2015, through December 31, 2020, with the cumulative total returns on (i) the Nasdaq Biotechnology Index and (ii) the Nasdaq Composite Index. The comparison assumes investment of $100 on December 31, 2015, in our common stock and in each index and, for each index, assumes reinvestment of all dividends.

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

The Consolidated Statement of Operations Data and Other Financial Data for the years ended December 31, 2020, 2019 and 2018 and the Consolidated Balance Sheet Data as of December 31, 2020 and 2019 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The Consolidated Statement of Operations Data and Other Financial Data for the years ended December 31, 2017 and 2016 and the Consolidated Balance Sheet Data as of December 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements not included herein. Historical results are not necessarily indicative of the results to be expected in the future, and the results for the years presented should not be considered indicative of our future results of operations.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in millions, except share and per share data)
Statement of Operations Data:
Product revenue, net	$196.7	$211.6	$200.5	$26.2	$—
License revenue	22.7	60.3	50.5	1.5	—
Royalty revenue	5.7	0.4	—	—	—
Expenses:
Cost of sales	39.4	36.8	34.6	5.6	—
Selling, general and administrative	118.4	141.6	146.2	106.7	53.8
Research and development	97.7	132.9	164.9	207.8	222.8
Operating loss	(30.4)	(39.0)	(94.7)	(292.4)	(276.6)
Interest income	0.5	2.8	1.8	1.2	1.0
Interest expense	(14.0)	(15.0)	(11.0)	(0.7)	—
Legal verdict expense	(16.2)	(16.4)	(9.0)	—	—
Loss on debt extinguishment	—	(8.1)	—	—	—
Other income (expense)	0.3	0.2	(0.7)	(0.1)	(0.4)
Total other income (expense)	(29.4)	(36.5)	(18.9)	0.4	0.6
Loss before income taxes	(59.8)	(75.5)	(113.6)	(292.0)	(276.0)
Income tax expense	(0.2)	(0.1)	—	—	—
Net loss	(60.0)	(75.6)	(113.6)	(292.0)	(276.0)
Net loss attributable to common stock	(60.0)	(75.6)	(113.6)	(292.0)	(276.0)
Net loss per common share—basic and diluted	$(1.52)	$(1.95)	$(2.99)	$(7.85)	$(8.29)
Weighted-average common shares outstanding—basic and diluted	39,576,107	38,768,653	37,942,411	37,169,678	33,295,114

	As of December 31,
	2020	2019	2018	2017	2016
	(in millions)
Balance Sheet Data:
Total assets	$244.2	$234.9	$259.1	$165.5	$252.8
Total liabilities	250.2	217.4	224.8	112.2	43.0
Total stockholders' (deficit) equity	(6.0)	17.5	34.3	53.3	209.8

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in millions)
Other Financial Data:
Net cash provided by (used in) operating activities	$0.8	$22.4	$(24.1)	$(172.5)	$(141.7)
Net cash provided by (used in) investing activities	23.4	5.2	(57.6)	(15.4)	142.2
Net cash provided by (used in) financing activities	0.1	(67.1)	108.5	75.1	162.4

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have entered into exclusive sub-license agreements with various parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved, in various specified regions outside of the United States, including Europe (excluding Russia and Ukraine), Australia, Canada, China, Southeast Asia, South Korea, and various countries and territories in Central and South America. We plan to continue to pursue commercialization of NERLYNX in other countries outside the United States, if approved.

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

Our ability to continue to operate without any significant negative impacts will in part depend on the length and severity of the COVID-19 pandemic and our ability to protect our employees and our supply chain. We continue to follow and monitor recommended actions of government and health authorities to protect our employees worldwide. For the year ended December 31, 2020, we and our key third-party suppliers and manufacturers were able to broadly maintain operations. We rely exclusively on third-party manufacturers to manufacture NERLYNX.

We intend to satisfy our near-term liquidity requirements through a combination of our existing cash and cash equivalents and marketable securities as of December 31, 2020 and proceeds that will become available to us through product sales, royalties and sub-license milestone payments. However, this intention is based on assumptions that may prove to be wrong. Changes may occur that would consume our available capital faster than anticipated, including the length and severity of the COVID-19 pandemic and measures taken to control the spread of COVID-19, as well as changes in and progress of our development activities, the impact of commercialization efforts, acquisitions of additional drug candidates and changes in regulation. Some of these developments have had and may continue to have an adverse effect on our revenue and thus could have an adverse effect on our ability to satisfy the minimum revenue covenants in our loan and security agreement.

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

Cost of sales

Cost of sales consists of third-party manufacturing costs, freight, and indirect overhead costs associated with sales of NERLYNX. Cost of product sales also includes period costs related to royalty charges payable to Pfizer, the amortization of milestone payments under our license agreement with Pfizer, certain inventory manufacturing services, inventory adjustment charges, unabsorbed manufacturing and overhead costs, and manufacturing variances.

Selling, general and administrative expenses

Selling, general and administrative, or SG&A, expenses, consist primarily of salaries and payroll-related costs, stock-based compensation expense, professional fees, business insurance, rent, general legal activities, credit loss expense and other corporate expenses. We expense SG&A expenses as they are incurred.

Research and development expenses

Research and development, or R&D, expenses include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for manufacturing of clinical materials and clinical trials. During the years ended December 31, 2020, 2019 and 2018, our R&D expenses consisted primarily of clinical research organization, or CRO, fees; fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our R&D expenses as they are incurred. Internal R&D expenses primarily consist of payroll-related costs and also include equipment costs, travel expenses and supplies.

Results of Operations

The following summarizes our results of operations for the years ended December 31, 2020 and 2019. For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the Year Ended December 31, 2019, which was filed with the United States Securities and Exchange Commission on February 28, 2020.

Total revenue

Total revenue was approximately $225.1 million for the year ended December 31, 2020, compared to $272.3 million for the year ended December 31, 2019.

Product revenue, net

Product revenue, net was approximately $196.7 million for the year ended December 31, 2020, compared to $211.6 million for the year ended December 31, 2019. The decrease in product revenue, net was attributable to a volume decrease of approximately 21% in bottles of NERLYNX sold and an increase in variable consideration from approximately 14% of gross product revenue for the year ended December 31, 2019 to approximately 16% of gross product revenue for the year ended December 31, 2020, partially offset by an increase in gross selling price that occurred in the first quarter of 2020 and again in the third quarter of 2020. The increase in variable consideration is primarily due to an increase in government rebates.

License revenue

License revenue was approximately $22.7 million for the year ended December 31, 2020, compared to $60.3 million for the year ended December 31, 2019. The decrease in license revenue was primarily due to a decrease in upfront payments that we recognized as revenue as consideration allocated to the sub-license of our intellectual property and satisfaction of performance-based milestones related to sub-license agreements in the year ended December 31, 2020, compared to the year ended December 31, 2019.

Royalty revenue

Royalty revenue was approximately $5.7 million for the year ended December 31, 2020, compared to $0.4 million for the year-ended December 31, 2019. The increase was due to increased product sales by our sub-licensees as they increased commercialization of NERLYNX in additional territories.

Cost of sales

Cost of sales was approximately $39.4 million for the year ended December 31, 2020, compared to $36.8 million for the year ended December 31, 2019. The increase in cost of sales was primarily attributable to increased royalty expense due to Pfizer related to the increase in royalty revenue and an increase in the amortization of the intangible asset related to the milestone payments under our license agreement with Pfizer, which was partially offset by decreased royalty expenses due to Pfizer related to the decrease in product revenue, net.

Selling, general and administrative expenses:

Selling, general, and administrative expenses	For the Year Ended		Change
(in thousands)	December 31,		$	%
	2020	2019	2020/2019	2020/2019
Payroll and related costs	$41,313	$41,415	$(102)	-0.2%
Professional fees and expenses	42,935	49,060	(6,125)	-12.5%
Travel and meetings	4,726	10,987	(6,261)	-57.0%
Facilities and equipment costs	5,673	5,803	(130)	-2.2%
Loss on impairment of asset	—	1,183	(1,183)	-100.0%
Stock-based compensation	17,778	27,892	(10,114)	-36.3%
Credit loss expense	1,000	—	1,000	100.0%
Other	5,063	5,299	(236)	-4.5%
	$118,488	$141,639	$(23,151)	-16.3%

Total SG&A expenses decreased approximately 16.3% to $118.5 million for the year ended December 31, 2020 from $141.6 million for the year ended December 31, 2019. The decrease is primarily attributable to the following:

•

a decrease in stock-based compensation expense of approximately $10.1 million, primarily due to a decrease of approximately $6.9 million for stock options and restricted stock units that have fully vested, a decrease of approximately $5.1 million from stock awards forfeited and a decrease of approximately $2.7 million from stock award modifications partially offset by an increase of approximately $4.8 million from new grants and other immaterial fluctuations;

•

a decrease in professional fees of approximately $6.1 million, consisting primarily of decreases of approximately $6.6 million in legal fees in connection with various lawsuits and approximately $0.9 million for professional fees primarily related to decreased consultancy efforts related to marketing and commercialization support, partially offset by an increase of approximately $1.0 million in insurance premiums and $0.4 million in audit and board of directors fees;

•	a decrease in travel and meeting related costs of approximately $6.3 million related to travel restrictions and cancellations of on-site events due to the COVID-19 pandemic;
•

a loss of approximately $1.2 million for the year ended December 31, 2019 in connection with our decision to sublease the right to use a portion of our leased office space recorded as an operating asset in accordance with ASC 842, with no impairment loss in 2020;

•	a decrease in other, facilities and equipment costs for $0.4 million;
•	a decrease in payroll and related costs of $0.1 million;

which were partially offset by:

•

a credit loss expense of $1.0 million for the year ended December 31, 2020 for an amount owed from a sub-license partner relating to license revenue recognized during the third quarter of 2019, compared to no credit loss expense for the year ended December 31, 2019.

Research and development expenses:

Research and development expenses	For the Year Ended		Change
(in thousands)	December 31,		$	%
	2020	2019	2020/2019	2020/2019
Clinical trial expense	$31,428	$51,545	$(20,117)	-39.0%
Internal R&D	38,736	39,603	(867)	-2.2%
Consultant and contractors	8,689	12,268	(3,579)	-29.2%
Stock-based compensation	18,797	29,435	(10,638)	-36.1%
	$97,650	$132,851	$(35,201)	-26.5%

Total R&D expenses decreased approximately 26.5% to $97.7 million for the year ended December 31, 2020 from $132.9 million for the year ended December 31, 2019. The decrease is primarily attributable to the following:

•

a decrease in stock-based compensation expense of approximately $10.6 million, primarily due to a decrease of approximately $8.3 million for stock options and restricted stock units that have fully vested and a decrease of approximately $4.5 million from stock awards forfeited, partially offset by an increase of approximately $2.0 million from new grants and other immaterial fluctuations;

•	a decrease in internal R&D expense of approximately $0.9 million, primarily due to a decrease in payroll and payroll-related expenses as a result of reduction in headcount;
•	a decrease in clinical trial expenses of approximately $20.1 million, primarily due to the close out of certain clinical trials and a reduction in enrollments and patients for open studies; and
•	a decrease in consultant and contractors of approximately $3.6 million, primarily due to the close out of certain clinical trials.

Other income and expenses:

Other income (expenses)	For the Year Ended		Change
(in thousands)	December 31,		$	%
	2020	2019	2020/2019	2020/2019
Interest income	$489	$2,847	$(2,358)	-82.8%
Interest expense	(14,046)	(15,019)	973	-6.5%
Legal verdict expense	(16,196)	(16,350)	154	-0.9%
Loss on debt extinguishment	—	(8,103)	8,103	100.0%
Other income	367	128	239	186.7%
	$(29,386)	$(36,497)	$7,111	-19.5%

Interest income

For the year ended December 31, 2020, we recognized approximately $0.5 million in interest income compared to approximately $2.8 million of interest income for the year ended December 31, 2019. The decrease in interest income reflects less cash invested in money market accounts and high-yield savings accounts in 2020 compared to 2019.

Interest expense

For the year ended December 31, 2020, we recognized approximately $14.0 million in interest expense compared to $15.0 million of interest expense for the year ended December 31, 2019. The decrease in interest expense was primarily the result of having less borrowings outstanding in 2020 than in 2019. The decrease was partially offset by an increase in interest expense for the milestone payments being paid to Pfizer in installments.

Legal verdict expense

For the year ended December 31, 2020, we recognized approximately $16.2 million in legal verdict expense, which primarily represents an increase to our prior estimate of potential amounts that may be owed to class action participants as a result of the Hsu v. Puma Biotechnology, Inc., et al. claims process. For the period ended September 30, 2020, we changed our estimate of the legal verdict expense and the associated legal expense accrual for the Hsu lawsuit. Our previous estimate was based on data and assumptions that were available at the time. We obtained additional data, previously unavailable, from the claims report and amended claims report filed with the Court. On September 8, 2020, the claims administrator submitted its final claims report to the Court and, on October 9, 2020, the claims administrator submitted its supplemental claims report. Our estimate of the legal verdict expense and the associated legal expense accrual for the Hsu lawsuit remained unchanged for the quarter ended December 31, 2020. The claims report asserts $50.5 million in damages, which is larger than the amount previously estimated. We intend to challenge these claims and estimate that the damages could range from $24.8 million to $51.4 million. As a result, we increased our estimate of the legal accrual on a prospective basis beginning in the third quarter of 2020 to $24.8 million, resulting in an additional $15.7 million legal verdict expense in 2020. The total amount of aggregate class-wide damages still remains uncertain and will be ascertained only after an extensive claims challenge process and the exhaustion of any appeals. Additionally, we incurred approximately $0.1 million in legal verdict expense related to class action administrator services and pre-judgment interest for the Hsu lawsuit and approximately $0.4 million in post-judgment interest for the Eshelman lawsuit. Our estimate of the legal verdict expense and the associated legal expense accrual for the Hsu lawsuit remained unchanged for the quarter ended December 31, 2020.

For the year ended December 31, 2019, we recognized approximately $16.4 million in legal verdict expense related to the Eshelman v. Puma Biotechnology, Inc., et al. verdict. The legal verdict expense of $16.4 million for the year ended December 31, 2019 was the result of our initial estimate of the total damages payable in the matter of $22.4 million, net of $6.0 million in insurance reimbursements.

Loss on debt extinguishment

For the year ended December 31, 2019, we recognized approximately $8.1 million in loss on debt extinguishment related to the one-time fees paid in connection with our debt refinancing during the second quarter of 2019.

Non-GAAP Financial Measures:

In addition to our operating results, as calculated in accordance with U.S. generally accepted accounting principles, or GAAP, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance. The following table presents our net loss and net loss per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation. For the years ended December 31, 2020 and 2019, stock-based compensation represented approximately 61.0% and 75.8% of our net loss, respectively. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Loss and GAAP Net Loss Per Share to Non-GAAP Adjusted Net Loss Per Share

(in thousands except share and per share data)

	For the Year Ended December 31,
	2020	2019
GAAP net loss	$(59,995)	$(75,595)
Adjustments:
Stock-based compensation -
Selling, general and administrative	17,778	27,892	(1)
Research and development	18,797	29,435	(2)
Non-GAAP adjusted net loss	$(23,420)	$(18,268)

GAAP net loss per share—basic	$(1.52)	$(1.95)
Adjustment to net loss (as detailed above)	0.93	1.48
Non-GAAP adjusted basic net loss per share	$(0.59)	$(0.47)	(3)

(1) To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.

(3) Non-GAAP adjusted basic net loss per share was calculated based 39,576,107 and 38,768,653 weighted-average shares of common stock outstanding for the years ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of and for the years ended December 31, 2020 and December 31, 2019 and is intended to supplement the more detailed discussion that follows:

	As of	As of
Liquidity and capital resources (in thousands)	December 31, 2020	December 31, 2019
Cash and cash equivalents	$85,293	$60,037
Marketable securities	$8,096	$51,607
Working capital	$31,884	$75,459
Stockholders' (deficit) equity	$(5,951)	$17,463

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Cash provided by (used in):
Operating activities	$773	$22,376
Investing activities	23,403	5,163
Financing activities	68	(67,067)
Net increase (decrease) in cash, cash equivalents and restricted cash	$24,244	$(39,528)

Operating Activities

We recorded net losses of approximately $60.0 million and $75.6 million for the years ended December 31, 2020 and 2019, respectively. We reported positive cash flows from operating activities of approximately $0.8 million for the year ended December 31, 2020 and reported positive cash flows from operating activities of $22.4 million for the year ended December 31, 2019.

Net cash provided by operating activities for the year ended December 31, 2020 included a net loss of $60.0 million, adjusted for non-cash items of approximately $36.6 million for stock-based compensation expense, approximately $10.0 million for depreciation and amortization, and $1.0 million for a provision for credit loss expense. Further changes in cash flows from operations included an increase in accrued expenses of approximately $19.3 million, a decrease in accounts receivable, net of approximately $2.4 million, and a decrease in prepaid expenses and other of approximately $2.3 million. These changes were offset by a decrease in accounts payable of approximately $7.1 million, an increase in other current assets of approximately $3.1 million, and an increase in inventory, net of approximately $0.3 million, and other immaterial fluctuations.

Net cash used in operating activities for the year ended December 31, 2019, included a net loss of $75.6 million adjusted for non-cash items of approximately $57.3 million for stock-based compensation expense and approximately $8.1 million for depreciation and amortization, approximately $8.0 million for debt extinguishment fees and a loss of approximately $1.2 million for the impairment of an operating lease asset. Further changes in cash flows from operations included an increase in accrued expenses of approximately $22.6 million, an increase in post-marketing commitment liability of approximately $9.0 million, a decrease in other current assets of approximately $1.5 million and a decrease in prepaid expenses and other of approximately $0.6 million. These changes were offset by an increase in accounts receivable, net of approximately $8.1 million, a decrease in accounts payable of approximately $1.5 million, an increase in inventory, net of approximately $0.5 million, and an increase in deferred rent of approximately $0.2 million.

Investing Activities

During the year ended December 31, 2020, cash provided by investing activities was approximately $23.4 million. This included the maturity of available-for-sale securities of approximately $73.3 million, partially offset by the purchase of available-for-sale securities of approximately $29.8 million and an increase in intangible assets relating to the milestone achieved under our license agreement with Pfizer of $20.0 million.

During the year ended December 31, 2019, cash provided by investing activities was approximately $5.2 million. This included the maturity of available-for-sale securities of approximately $104.6 million and the sale of available-for-sale securities of approximately $28.1 million, partially offset by the purchase of available-for-sale securities of approximately $127.2 million and the purchase of property and equipment of approximately $0.3 million.

Financing Activities

During the year ended December 31, 2020, net cash was not materially changed by financing activities. During April 2020, approximately $8.4 million was borrowed and fully repaid with no penalty or interest from Silicon Valley Bank, or SVB, under the Paycheck Protection Program, or PPP, of the Coronavirus Aid, Relief, and Economic Security Act.

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

The term loans under the New Credit Facility bear interest at an annual rate equal to the greater of (i) 9.0% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.5%. We are required to make monthly interest-only payments on each term loan under the New Credit Facility commencing on the first calendar day of the calendar month following the funding date of such term loan, and continuing on the first calendar day of each calendar month thereafter through August 1, 2021, or the Amortization Date. Commencing on the Amortization Date, and continuing on the first calendar day of each calendar month thereafter, we will make consecutive equal monthly payments of principal, together with applicable interest, in arrears to each lender under the New Credit Facility, calculated pursuant to the New Credit Facility. All unpaid principal and accrued and unpaid interest with respect to each term loan under the New Credit Facility is due and payable in full on June 1, 2024, or the Maturity Date. Upon repayment of such term loans, we are also required to make a final payment to the new lenders equal to 7.5% of the aggregate principal amount of such term loans outstanding as of the Effective Date. The effective interest rate as of December 31, 2020 was 12.75%.

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

On February 27, 2020, we entered into an amendment of the New Credit Facility with Oxford to establish the minimum revenue thresholds for the trailing year to date periods ending March 31, June 30, September 30, and December 31, 2020 and the fiscal year 2021. On August 5, 2020, we entered into an amendment of the New Credit Facility with Oxford to amend the minimum revenue thresholds for the trailing year to date periods ending September 30 and December 31, 2020. On February 3, 2021, we entered into an amendment of the New Credit Facility with Oxford to establish the minimum revenue thresholds for the trailing year to date periods ending March 31, June 30, September 30, and December 31, 2021.

As of December 31, 2020, there was $100.0 million in principal amounts outstanding under the New Credit Facility, representing all of our debt outstanding as of that date, and we were in compliance with all applicable covenants under the New Credit Facility.

Current and Future Financing Needs

We did not receive or record any product revenues until the third quarter of 2017. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our R&D efforts and our commercialization efforts.

We may choose to begin new R&D efforts or we may choose to launch additional marketing efforts. These efforts may require funding in addition to the cash and cash equivalents totaling approximately $85.3 million and $8.1 million in marketable securities available at December 31, 2020. While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will need to generate significant revenue to sustain operations and successfully commercialize neratinib. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Our ability to obtain funding may be adversely impacted by uncertain market conditions, including the global COVID-19 pandemic, our success in commercializing neratinib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. We believe that our existing cash and cash equivalents and marketable securities as of December 31, 2020 and proceeds that will become available to us through product sales and sub-license payments are sufficient to satisfy our operating cash and capital needs for at least one year after the filing of this Annual Report.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. Our contractual obligations result from leases for office space and office equipment and the principal and interest owed under our credit facility. We also have unrecognized tax benefits that, if recognized, would affect the effective tax rate at December 31, 2020. We do not have tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefit will significantly increase or decrease within 12 months of the reporting date. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information.

The following table represents our contractual obligations as of December 31, 2020, aggregated by type (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	$29,776	$5,365	$11,114	$13,297	—
Debt obligations (principal and interest)	126,509	23,194	78,214	25,101	—
Total	$156,285	$28,559	$89,328	$38,398	—

Although we do have obligations for CRO services, the table above excludes potential payments we may be required to make under our agreements with CROs because timing of payments and actual amounts paid under those agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations, and those agreements are cancelable upon written notice by us and therefore, not long-term liabilities. The contracts also contain variable costs and milestones that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary and therefore, are also not included in the table above. The contracts held by us as of December 31, 2020, are summarized as follows (in thousands):

Indication	Estimated Contractual Obligation as of December 31, 2020	Months Remaining on Contract
HER2 Overexpressed/Amplified Breast Cancer (Extension)	$5,242	12
HER2 Overexpressed/Amplified Breast Cancer (Licensor Legacy Clinical Trials)	371	3
HER2 Mutated Breast Cancer and HER2 Mutated Breast Cancer with Brain Metastases	456	24
Metastatic & Adjuvant Breast Cancer	10,399	5
Pre-Clinical Research	22,003	14
Post-Clinical Research	1,256	11
HER2 Mutated Solid Tumors	2,645	10
Other	24,849	15
Total	$67,221

In regard to our contractual obligations in relation to the Pfizer in-license agreement, as consideration for the license, we are required to make substantial payments upon the achievement of certain milestones totaling approximately $187.5 million if all such milestones are achieved. The remaining milestone amounts were not included in the table above as the timing of when or if these payments will be made is uncertain. In connection with the FDA approval of NERLYNX in July of 2017, we triggered a one-time milestone payment pursuant to the agreement. In June 2020, we entered into a letter agreement with Pfizer relating to the method of payment associated with a milestone payment under our license agreement with Pfizer (see Note 14-Commitments and Contingencies in the accompanying notes to the financial statements). Should we commercialize any more of the compounds licensed from Pfizer or any products containing any of these compounds, we will be obligated to pay to Pfizer annual royalties at a fixed rate in the low to mid-teens of net sales of all such products, subject to certain reductions and offsets in some circumstances. Our royalty obligation continues, on a product-by-product and country-by-country basis, until the later of (i) the last to expire licensed patent covering the applicable licensed product in such country, or (ii) the earlier of generic competition for such licensed product reaching a certain level in such country or expiration of a certain time period after first commercial sale of such licensed product in such country. In the event that we sublicense the rights granted to us under the license agreement with Pfizer to a third party, the same milestone and royalty payments are required. We can terminate the license agreement at will, or for safety concerns, in each case upon specified advance notice.

See Note 13—Income Taxes and Note 14—Commitments and Contingencies in the accompanying notes to the financial statements for a summary of our uncertain tax positions and contracts held by us as of December 31, 2020. As of December 31, 2020, the amount of unrecognized tax benefit was $3.3 million, and is also not included in the table above as the timing of when or if these payments will be made is uncertain.

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

Revenue Recognition

Under Accounting Standards Codification, or ASC, Topic 606 - Revenue from Contracts with Customers, or ASC 606, we recognize revenue when a customer obtains control of the promised goods or services, in an amount that reflects the consideration which we expect to be entitled in exchange for those goods or services. We had no contracts with customers until the FDA approved NERLYNX on July 17, 2017. Subsequent to receiving FDA approval, we entered into a limited number of arrangements with specialty pharmacies and specialty distributors in the United States to distribute NERLYNX. These arrangements are our initial contracts with customers. We have determined that these sales channels with customers are similar.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2020 and, therefore, the transaction price was not reduced further during the year ended December 31, 2020. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Provider Chargebacks and Discounts:

Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to customers who directly purchase the product from us. Customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and a reduction to accounts receivable, net on the consolidated balance sheets. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by customers, and we generally issue credits for such amounts within a few weeks of the customer’s notification to us of the resale. Chargebacks consist of credits that we expect to issue for units that remain in the distribution channel at each reporting period end that we expect will be sold to qualified healthcare providers, and chargebacks that customers have claimed, but for which we have not yet issued a payment.

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

Royalty Revenue:

For sub-license agreements that are within the scope of ASC 606, we recognize revenue when the related sales occur in accordance with the sales-based royalty exception under ASC 606-10-55-65. Royalty revenue consists of consideration earned related to international sales of NERLYNX made by our sub-licensees in their respective territories. We recognize royalty revenue when the performance obligations have been satisfied.

Legal Contingencies and Expense

For legal contingencies, we accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Legal fees and expenses are expensed as incurred based on invoices or estimates provided by legal counsel. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust the accrual as necessary. We determine whether a contingency should be disclosed by assessing whether a material loss is deemed reasonably possible. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss (see Note 14-Commitments and Contingencies in the accompanying notes to the financial statements).

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For trade accounts receivable, we recognize credit losses based on lifetime expected losses using the probability of default method. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. These amendments under ASU 2016-13 are effective for interim and annual fiscal periods beginning after December 15, 2019. We adopted ASU 2016-13, and the adoption did not have a material effect on our current financial position, results of operations or financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. As of January 1, 2020, we adopted the amendments in ASU 2018-13, which modifies the disclosure requirements on fair value measurements. The removed and modified disclosures were adopted on a retrospective basis and the new disclosures were adopted on a prospective basis. The adoption of ASU 2018-13 did not have a material effect on our current financial position, results of operations or financial statement disclosures.

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

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invest our excess cash primarily in cash equivalents such as money market investments as of December 31, 2020. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of our outstanding term loans. As of December 31, 2020, the aggregate outstanding principal amounts of the term loans was $100 million. The term loans bear interest at an annual rate equal to the greater of (i) 9.00% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.5%. If overall interest rates had increased by 100 basis points during the year ended December 31, 2020 our interest expense would not have been materially affected.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework - 2013 (COSO 2013 framework). Based on this evaluation, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Puma Biotechnology, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Puma Biotechnology, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Los Angeles, California

March 1, 2021

ITEM 9B.	OTHER INFORMATION

Entry Into a Material Definitive Agreement.

On February 24, 2021, we and Pierre Fabre Medicament SAS, or Pierre Fabre, entered into a second amendment to the sub-license agreement, dated March 29, 2019, by and between us and Pierre Fabre, as amended November 25, 2019, to extend Pierre Fabre’s commercial rights for NERLYNX to Greater China, which includes mainland China, Taiwan, Hong Kong and Macao, or the Second Pierre Fabre Amendment. Under the terms of the Second Pierre Fabre Amendment, we will receive an upfront payment of $50.0 million, as well as additional regulatory and sales-based milestone payments that could add up to an additional $240.0 million. These milestones will be based solely on regulatory and sales achievements in Greater China.  In addition, we are entitled to receive double-digit tiered royalties on the sales of NERLYNX in Greater China.

           The foregoing description of the Second Pierre Fabre Amendment is qualified in its entirety by reference to the Second Pierre Fabre Amendment, a copy of which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

Termination of a Material Definitive Agreement.

As described further in the section entitled “Item 3. Legal Proceedings” above, in July 2020, we filed a request for arbitration against CANbridge BIOMED Limited, or CANbridge, in connection with the sub-license agreement, or the CANbridge Agreement, dated January 30, 2018, by and between us and CANbridge, to commercialize NERLYNX in Greater China. On February 24, 2021, we and CANbridge mutually agreed to terminate the CANbridge Agreement and all other related agreements. Subject to the terms of a termination agreement between us and CANbridge, or the CANbridge Termination Agreement, we agreed to pay CANbridge a one-time termination fee of $20.0 million to return all rights to NERLYNX in Greater China back to us and assist with the transfer of such rights to us.

The foregoing description of the CANbridge Termination Agreement is qualified in its entirety by reference to the CANbridge Termination Agreement, a copy of which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our 2021 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our 2021 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our 2021 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our 2021 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our 2021 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.

Consolidated Financial Statement Schedules

(a) Documents Filed as Part of Report

(1) Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm	F-2
•	Consolidated Balance Sheets at December 31, 2020 and 2019	F-5
•	Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018	F-6
•	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2020, 2019 and 2018	F-7
•	Consolidated Statements of Stockholders’ (Deficit) Equity for the Years Ended December 31, 2020, 2019 and 2018	F-8
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018	F-9
•	Notes to Consolidated Financial Statements	F-10

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

3.4	Third Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2019 and incorporated herein by reference)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 1, 2012 and incorporated herein by reference)

4.2#

Warrant to Purchase Shares of Common Stock of Puma Biotechnology, Inc., dated October 4, 2011, issued to Alan H. Auerbach (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011 and incorporated herein by reference)

4.3

Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020 and incorporated herein by reference)

10.1(a)*

License Agreement, dated August 18, 2011, by and between the Company, as successor to Puma Biotechnology, Inc., and Pfizer Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on December 16, 2011 and incorporated herein by reference)

10.1(b)*

Amendment No. 1 to License Agreement dated July 18, 2014, between the Company and Pfizer Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014 and incorporated herein by reference)

10.1(c)**

Pfizer Letter Agreement dated June 8, 2020, by and between the Company and Pfizer Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020 and incorporated herein by reference)

10.1(d)+**	Amendment No. 2 to License Agreement dated October 29, 2020, between the Company and Pfizer Inc.

10.2(a)#	Puma Biotechnology, Inc. 2011 Incentive Award Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011 and incorporated herein by reference)

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

First Amendment to Puma Biotechnology, Inc. 2017 Employment Inducement Incentive Award Plan (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 28, 2020 and incorporated herein by reference)

10.2(h)#

Form of Stock Option Grant Notice and Stock Option Agreement, issued pursuant to the 2011 Incentive Award Plan (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2012 and incorporated herein by reference)

10.2(i)#

Form of Chief Executive Officer Stock Option Grant Notice and Stock Option Agreement, issued pursuant to the 2011 Incentive Award Plan (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2012 and incorporated herein by reference)

10.2(j)#

Form of Performance Share Award Agreement, issued pursuant to the 2011 Incentive Award Plan (filed as Exhibit 10.2(d) to the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2014 and incorporated herein by reference)

10.2(k)#

Form of Restricted Stock Unit Award Agreement, issued pursuant to the 2011 Incentive Award Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2016 and incorporated herein by reference)

10.2(l)#

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

10.8#	Form of Indemnification Agreement (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 15, 2012 and incorporated herein by reference)

10.9#	Amended Non-Employee Director Compensation Program (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020 and incorporated herein by reference)

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

Amended and Restated Loan and Security Agreement dated June 28, 2019, by and among the Company and Oxford Finance LLC, as collateral agent and lender (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2019 and incorporated herein by reference)

10.11(b)**

First Amendment to Amended and Restated Loan and Security Agreement, dated February 27, 2020, by and between the Company and Oxford Finance LLC, as collateral agent and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2020 and incorporated herein by reference)

10.11(c)

Second Amendment to Amended and Restated Loan and Security Agreement, dated July 6, 2020, by and between the Company and Oxford Finance LLC, as collateral agent and Lender (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020 and incorporated herein by reference)

10.11(d)**

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

Supply Agreement, dated April 20, 2018, by and between the Company and Specialised Therapeutics Asia Pte. Ltd. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018 and incorporated herein by reference)

10.16#

Letter Agreement, dated September 28, 2018, between the Company and Maximo F. Nougues (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2018 and incorporated herein by reference)

10.17(a)*

License Agreement, dated January 9, 2019, by and between the Company and Knight Therapeutics Inc. (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2019 and incorporated herein by reference)

10.17(b)**

Amendment to the License Agreement, dated December 18, 2019, by and between the Company and Knight Therapeutics, Inc. (filed as Exhibit 10.17(b) to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020 and incorporated herein by reference)

10.18(a)**

License Agreement, dated March 29, 2019, by and between the Company and Pierre Fabre Medicament SAS (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019 and incorporated herein by reference)

10.18(b)**

First Amendment to the License Agreement, dated September 17, 2019, by and between the Company and Pierre Fabre Medicament SAS (filed as Exhibit 10.18(b) to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020 and incorporated herein by reference)

10.18(c)**

Second Amendment to the License Agreement, dated November 25, 2019, by and between the Company and Pierre Fabre Medicament SAS (filed as Exhibit 10.18(c) to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020 and incorporated herein by reference)

10.19#+**	Letter Agreement, dated February 13, 2020, by and between the Company and Jeff J. Ludwig

21.1+	Subsidiaries

23.1+	Consent of KPMG LLP

24.1+	Power of Attorney (included on signature page)

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Filed herewith

++	Furnished herewith

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2021.

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

Signature	Title	Date

/s/ Alan H. Auerbach Alan H. Auerbach	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2021

/s/ Maximo Nougues Maximo Nougues	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2021

/s/ Ann C. Miller Ann C. Miller	Director	March 1, 2021

/s/ Michael P. Miller Michael P. Miller	Director	March 1, 2021

/s/ Jay M. Moyes Jay M. Moyes	Director	March 1, 2021

/s/ Hugh O’Dowd Hugh O’Dowd	Director	March 1, 2021

/s/ Adrian M. Senderowicz Adrian M. Senderowicz	Director	March 1, 2021

/s/ Brian M. Stuglik Brian M. Stuglik	Director	March 1, 2021

/s/ Troy E. Wilson Troy E. Wilson	Director	March 1, 2021

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Puma Biotechnology, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Puma Biotechnology, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013), and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for Leases as of January 1, 2019, due to the adoption of Financial Accounting Standards Boards Accounting Standards Codification (ASC) Topic 842, Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimate of variable consideration related to net product sales

As discussed in Note 2 to the consolidated financial statements, the Company recognizes product revenue, which includes estimates of variable consideration. For the year ended December 31, 2020, the Company recorded product revenue, net of $196.7 million. The components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives. These estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method in ASC 606, Revenue from Contracts with Customers. The range of possible outcomes is driven by relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns.

We identified the estimate of variable consideration for provider chargebacks and government rebates, including consideration of the constraint on variable consideration, related to product sales, net as a critical audit matter. Evaluating the key assumptions of forecasted patient buying and payment pattern assumptions underlying the estimate for provider chargebacks and government rebates involved especially challenging auditor judgment. We performed a sensitivity analysis in order to identify the key assumptions used to estimate the Company’s variable consideration. These assumptions relate to estimating which of the Company’s revenue transactions will ultimately be subject to a related provider chargeback or government rebate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the development of the key assumptions used to determine estimated claims for provider chargebacks and government rebates. We evaluated the forecasted patient buying and payment patterns estimate for the provider chargebacks and government rebates by comparing them to the Company’s internal data, statutory information, and executed third-party contracts. We assessed the Company’s estimate of the forecasted patient buying and payment patterns by independently recalculating historical actual patient buying and payment pattern rates based on historical actual claim data and compared current period forecasts to historical actual rates. We evaluated the Company’s ability to accurately estimate provider chargebacks and government rebates, including consideration of the constraint on variable consideration, by comparing historically recorded accruals to the actual amount that was ultimately paid by the Company.

Assessment of the accrued legal verdict expense

As discussed in notes 2, 9, 14 and 16 to the consolidated financial statements, the Company is named as a defendant in various legal proceedings, including the Hsu vs. Puma Biotechnology, Inc., et al. (Hsu) matter, and has recorded an accrued legal verdict expense of $24.8 million as of December 31, 2020.  The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed.

We identified the assessment of the accrued legal verdict expense for the Hsu matter as a critical audit matter. This proceeding involves significant judgment by management when assessing the likelihood of a loss being incurred and when determining whether a reasonable estimate of the loss or range of loss for each claim can be made. The assessment of the accrued legal verdict expense required especially significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assessment of assumptions and estimate associated with the contingency and evaluation of possible outcomes. Changes to the outcomes could have a significant effect on the estimated amount of the accrued legal verdict expense.

The following are the primary procedures we performed to address this critical audit matter.  We tested the effectiveness of controls related to the Company’s evaluation of the liability related to the class action legal proceedings, including internal controls over the Company’s determination of accrued legal verdict expense related to the Hsu matter.  We evaluated the reasonableness of Management’s assessment regarding the extent of claimed damages for which an unfavorable outcome is reasonably possible or probable and reasonably estimable and assessed the amounts accrued by performing legal inquiries and reading letters received directly from the Company’s external legal counsel that discussed the Company’s legal matters, including the Hsu matter. We read available court filings for litigation matters to corroborate certain assumptions made by management regarding the extent of claimed damages and to search for contradictory information.  We obtained the claims report and amended claims report specific to the Hsu matter submitted to the court by third parties and agreed the information to management’s accrued legal verdict expense calculation.  We evaluated the Company’s litigation contingencies disclosure of the Hsu matter for consistency with our knowledge of the Company’s litigation matters.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Los Angeles, California

March 1, 2021

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$85,293	$60,037
Marketable securities	8,096	51,607
Accounts receivable, net of allowance for credit loss of $1,000 and $0	25,543	28,896
Inventory, net	3,454	3,170
Prepaid expenses, current	11,262	13,259
Deferred rent	198	154
Restricted cash, current	8,850	8,850
Other current assets	3,443	323
Total current assets	146,139	166,296
Lease right-of-use assets, net	16,404	18,522
Property and equipment, net	2,481	3,304
Intangible assets, net	74,140	40,461
Restricted cash, long-term	3,311	4,323
Prepaid expenses and other, long-term	1,745	1,999
Total assets	$244,220	$234,905
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$12,076	$19,183
Accrued expenses, current	61,325	69,030
Accrued in-licensed rights, current	20,993	—
Post-marketing commitment liability, current	2,481	—
Lease liabilities, current	3,094	2,624
Current portion of long-term debt	14,286	—
Total current liabilities	114,255	90,837
Accrued expenses, long-term	25,963	—
Lease liabilities, long-term	19,549	22,643
Post-marketing commitment liability, long-term	6,379	9,000
Long-term debt	84,025	94,962
Total liabilities	250,171	217,442
Commitments and contingencies (Note 14)
Stockholders' (deficit) equity:
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 40,086,387 shares issued and outstanding at December 31, 2020 and 39,203,304 issued and outstanding at December 31, 2019	4	4
Additional paid-in capital	1,331,676	1,295,033
Accumulated other comprehensive income	—	62
Accumulated deficit	(1,337,631)	(1,277,636)
Total stockholders' (deficit) equity	(5,951)	17,463
Total liabilities and stockholders' (deficit) equity	$244,220	$234,905

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2020	2019	2018
Revenue:
Product revenue, net	$196,728	$211,619	$200,491
License revenue	22,700	60,250	50,500
Royalty revenue	5,682	391	—
Total revenue	225,110	272,260	250,991
Operating costs and expenses:
Cost of sales	39,374	36,815	34,621
Selling, general and administrative	118,488	141,639	146,171
Research and development	97,650	132,851	164,854
Total operating costs and expenses	255,512	311,305	345,646
Loss from operations	(30,402)	(39,045)	(94,655)
Other income (expenses):
Interest income	489	2,847	1,796
Interest expense	(14,046)	(15,019)	(10,985)
Legal verdict expense	(16,196)	(16,350)	(9,000)
Loss on debt extinguishment	—	(8,103)	—
Other income (expenses)	367	128	(714)
Total other expenses	(29,386)	(36,497)	(18,903)
Loss before income taxes	$(59,788)	$(75,542)	$(113,558)
Income tax expense	(207)	(53)	(17)
Net loss	$(59,995)	$(75,595)	$(113,575)
Net loss applicable to common stockholders	$(59,995)	$(75,595)	$(113,575)
Net loss per share of common stock—basic and diluted	$(1.52)	$(1.95)	$(2.99)
Weighted-average shares of common stock outstanding—basic and diluted	39,576,107	38,768,653	37,942,411

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Net loss	$(59,995)	$(75,595)	$(113,575)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net of tax of $0, $0, and $0	(65)	72	(12)
Reclassifications of gain on available-for-sale securities, included in “Other income (expenses)”, net of tax of $0, $0, and $0	3	2	—
Comprehensive loss	$(60,057)	$(75,521)	$(113,587)

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share and per share data)

				Receivables	Accumulated
			Additional	from	Other
	Common Stock		Paid-in	Exercises	Comprehensive	Accumulated
	Shares	Amount	Capital	of Options	Income (Loss)	Deficit	Total
Balance at December 31, 2017	37,594,851	$4	$1,142,213	$(449)	$—	$(1,088,466)	$53,302
Stock-based compensation	—	—	86,939	—	—	—	86,939
Shares issued or restricted stock units vested under employee stock plans	730,186	—	7,203	449	—	—	7,652
Unrealized loss on available-for- sale securities	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	(113,575)	(113,575)
Balance at December 31, 2018	38,325,037	4	1,236,355	—	(12)	(1,202,041)	34,306
Stock-based compensation	—	—	57,327	—	—	—	57,327
Shares issued or restricted stock units vested under employee stock plans	878,267	—	1,351	—	—	—	1,351
Reclassification of gain on available-for-sale securities	—	—	—	—	2	—	2
Unrealized gain on available-for- sale securities	—	—	—	—	72	—	72
Net loss	—	—	—	—	—	(75,595)	(75,595)
Balance at December 31, 2019	39,203,304	4	1,295,033	—	62	(1,277,636)	17,463
Stock-based compensation	—	—	36,575	—	—	—	36,575
Shares issued or restricted stock units vested under employee stock plans	883,083	—	68	—	—	—	68
Reclassification of gain on available-for-sale securities	—	—	—	—	3	—	3
Unrealized loss on available- for-sale securities	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	(59,995)	(59,995)
Balance at December 31, 2020	40,086,387	$4	$1,331,676	$—	$—	$(1,337,631)	$(5,951)

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Operating activities:
Net loss	$(59,995)	$(75,595)	$(113,575)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,033	8,077	7,384
Stock-based compensation	36,575	57,327	86,939
Provision for credit loss expense	1,000	—	—
Disposal of property and equipment	—	54	—
Loss on impairment of asset	—	1,183	—
Loss on debt extinguishment	—	8,047	—
Debt modification fee	—	—	289
Changes in operating assets and liabilities:
Accounts receivable, net	2,353	(8,123)	(11,103)
Inventory, net	(284)	(545)	(596)
Prepaid expenses and other	2,251	568	(840)
Other current assets	(3,120)	1,464	(1,787)
Accounts payable	(7,107)	(1,526)	(7,008)
Accrued expenses and other	19,251	22,599	15,783
Deferred rent	(44)	(154)	409
Post-marketing commitment liability	(140)	9,000	—
Net cash provided by (used in) operating activities	773	22,376	(24,105)
Investing activities:
Purchase of property and equipment	(46)	(306)	(439)
Expenditures for leasehold improvements	—	—	(170)
Purchase of available-for-sale securities	(29,826)	(127,198)	(107,502)
Sale of available-for-sale securities	—	28,135	—
Maturity of available-for-sale securities	73,275	104,532	50,488
Purchase of intangible assets	(20,000)	—	—
Net cash provided by (used in) investing activities	23,403	5,163	(57,623)
Financing activities:
Net proceeds from shares issued under employee stock plans	68	1,351	7,652
Proceeds from debt	8,444	25,000	105,000
Payment of debt	(8,444)	(80,000)	—
Payment of debt extinguishment costs	—	(7,793)	—
Payment of debt issuance costs	—	(5,625)	(4,201)
Net cash provided by (used in) financing activities	68	(67,067)	108,451
Net increase (decrease) in cash, cash equivalents and restricted cash	24,244	(39,528)	26,723
Cash, cash equivalents and restricted cash, beginning of period	73,210	112,738	86,015
Cash, cash equivalents and restricted cash, end of period	$97,454	$73,210	$112,738

Supplemental disclosures of non-cash investing and financing activities:
Intangibles in accrued expenses	$20,000	$—	$—
Property and equipment purchases in accounts payable	$—	$25	$—

Supplemental disclosure of cash flow information:
Interest paid	$9,703	$11,739	$8,055
Income taxes paid	$207	$53	$17

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation:

Business:

Puma Biotechnology, Inc., or the Company, is a biopharmaceutical company based in Los Angeles, California with a focus on the development and commercialization of innovative products to enhance cancer care. The Company in-licenses from Pfizer Inc., or Pfizer, the global development and commercialization rights to PB272 (neratinib (oral)), PB272 (neratinib (intravenous)) and PB357. Neratinib is a potent irreversible tyrosine kinase inhibitor that blocks signal transduction through the epidermal growth factor receptors HER1, HER2 and HER4. Currently, the Company is primarily focused on the development and commercialization of the oral version of neratinib, and its most advanced drug candidates are directed at the treatment of HER2-positive breast cancer and HER2 mutated cancers. The Company believes neratinib has clinical application in the treatment of several other cancers as well, including other tumor types that over-express or have a mutation in HER2, such as breast cancer, cervical cancer, lung cancer or other solid tumors.

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

The Company has entered into other exclusive sub-license agreements with various parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved, in many regions outside the United States, including Europe (excluding Russia and Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, and various countries and territories in Central and South America. The Company plans to continue to pursue commercialization of NERLYNX in other countries outside the United States, if approved.

The Company has reported a net loss of approximately $60.0 million and cash flows from operations of approximately $0.8 million for the year ended December 31, 2020. The Company’s commercialization, research and development or marketing efforts may require funding in addition to the cash and cash equivalents totaling approximately $85.3 million and marketable securities totaling approximately $8.1 million available at December 31, 2020. The Company believes that its existing cash and cash equivalents and marketable securities as of December 31, 2020 and proceeds that will become available to the Company through product sales and sub-license payments are sufficient to satisfy its operating cash needs for at least one year after the filing of the Annual Report on Form 10-K in which these financial statements are included. The Company continues to remain dependent on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib in the United States. While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future. The Company’s ability to obtain funding may be adversely impacted by uncertain market conditions, including the global COVID-19 pandemic, the Company’s success in commercializing neratinib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. Additionally, the terms of the Company’s loan and security agreement place restrictions on the Company’s ability to operate the business and on the Company’s financial flexibility, and the Company may be unable to achieve the revenue necessary to satisfy the minimum revenue covenants as specified in the agreement.

Since its inception through December 31, 2020, the Company’s financing has primarily been proceeds from product, royalty, and license revenue, public offerings of its common stock, private equity placements, and borrowings under its loan and security agreement.

Note 2—Significant Accounting Policies:

The significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year presentation, the effect of which was not material to the Company’s consolidated financial statements.

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

Change in Estimate:

During the three-month period ended September 30, 2020, the Company changed its estimate of the legal verdict expense and the associated legal expense accrual for the Hsu v. Puma Biotechnology, Inc., et al. class action lawsuit. The previous estimate was based on data and assumptions that were the best available information at the time. In September and October 2020, the Company obtained additional data, previously unavailable, from the claims report and amended claims report filed with the Court. Our estimate of the legal verdict expense and the associated legal expense accrual for the Hsu lawsuit remained unchanged for the quarter ended December 31, 2020. The new data indicate that the settlement is expected to be larger than previously estimated. As a result, the Company has changed its estimate of the legal accrual on a prospective basis beginning in the third quarter of 2020. This change resulted in an increase of approximately $15.7 million in legal verdict expense and the associated accrued expense, long-term, for the year ended December 31, 2020. For the year ended December 31, 2020, the change in estimate has no impact on revenue from operations and reduces net income by approximately $15.7 million. The change in accounting estimate increased the net loss per share by approximately $0.40 for the year ended December 31, 2020.

Net Loss per Share of Common Stock:

Basic net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented, as required by Accounting Standards Codification, or ASC, 260 Earnings per Share. For purposes of calculating diluted loss per share of common stock, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents, such as stock options, restricted stock units, or RSUs, and warrants. A common stock equivalent is not included in the denominator when calculating diluted earnings per common share if the effect of such common stock equivalent would be anti-dilutive. For the year ended December 31, 2020, potentially dilutive securities excluded from the calculations were 5,009,342 shares issuable upon exercise of options, 2,116,250 shares issuable upon exercise of a warrant, and 1,854,205 shares underlying RSUs that were subject to vesting and were anti-dilutive. For the year ended December 31, 2019, potentially dilutive securities excluded from the calculations were 5,042,325 shares issuable upon exercise of options, 2,116,250 shares issuable upon exercise of a warrant, and 1,991,125 shares underlying RSUs that were subject to vesting and were anti-dilutive. For the year ended December 31, 2018, potentially dilutive securities excluded from the calculations were 5,708,544 shares issuable upon exercise of options, 2,116,250 shares issuable upon exercise of a warrant, and 1,838,670 shares underlying RSUs that were subject to vesting and were anti-dilutive.

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

If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the year ended December 31, 2020.

For the period ended December 31, 2020, two major customers represented approximately 33% and 21%, respectively, of the Company’s total product revenue. For the period ended December 31, 2019, two major customers accounted for approximately 34% and 22%, respectively, of the Company’s total product revenue. For the period ended December 31, 2018, two major customers accounted for approximately 39% and 25%, respectively, of the Company’s total product revenue.

Reserves for Variable Consideration:

Revenue from product sales is recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its customers, payors, and other indirect customers relating to the Company’s sale of its products. These reserves, as detailed below, are based on the related sales, and are classified as reductions of accounts receivable, net when the right of offset exists in accordance with ASU 2013-1, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, or as a current liability. These estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method in ASC 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2020 and, therefore, the transaction price was not reduced further during the year ended December 31, 2020. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Provider Chargebacks and Discounts:

Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to its customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. The reserve for chargebacks is established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and a reduction to accounts receivable, net on the consolidated balance sheets. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by customers, and the Company generally issues credits for such amounts within a few weeks of the customer’s notification to the Company of the resale. Chargebacks consist of credits the Company expects to issue for units that remain in the distribution channel at each reporting period end that the Company expects will be sold to qualified healthcare providers and chargebacks that customers have claimed, but for which the Company has not yet issued a payment.

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

License Revenue:

The Company also recognizes license revenue under certain of the Company’s sub-license agreements that are within the scope of ASC 606. The terms of these agreements may contain multiple performance obligations, which may include licenses and research and development activities. The Company evaluates these agreements under ASC 606 to determine the distinct performance obligations. Non-refundable, upfront fees that are not contingent on any future performance and require no consequential continuing involvement by the Company, are recognized as revenue when the license term commences and the licensed data, technology or product is delivered. The Company defers recognition of non-refundable upfront license fees if the performance obligations are not satisfied. The Company’s payment terms range between the execution date of the sub-license agreement and 45 days.

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

License fees under the sub-license agreements include one-time upfront payments when each sub-license agreement was executed and potential additional one-time milestone payments due to the Company upon successful completion of certain performance obligations, such as achieving regulatory approvals or sales target thresholds, and potential double-digit royalties on sales of the licensed product, calculated as a percentage of net sales of the licensed product throughout each sub-licensee’s respective territory. For the year ended December 31, 2020, pursuant to the sub-license agreements, the Company recognized as license revenue, upfront payments totaling $0.5 million and development-based milestone payments totaling $22.2 million. The beginning balance of accounts receivable, net on the Company’s consolidated balance sheet for license revenue from the sub-license agreements for the twelve months ended December 31, 2020 was $2.5 million. As of December 31, 2020, $2.5 million in license revenue from the sub-license agreements is included in accounts receivable, net and $1.0 million in the allowance for credit loss on the consolidated balance sheet. As of December 31, 2020, the total potential milestone payments that would be due to the Company upon achievement of all respective performance obligations under the sub-license agreements is approximately $536.5 million. At this time, the Company cannot estimate if or when these milestone-related performance obligations might be achieved.

Royalty Revenue:

For sub-license agreements that are within the scope of ASC 606, the Company recognizes revenue when the related sales occur in accordance with the sales-based royalty exception under ASC 606-10-55-65. Royalty revenue consists of consideration earned related to international sales of NERLYNX made by the Company’s sub-licensees in their respective territories. The Company recognizes royalty revenue when the performance obligations have been satisfied. The Company’s payment terms range between 30 and 90 days.

Legal Contingencies and Expense:

For legal contingencies, the Company accrues a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Legal fees and expenses are expensed as incurred based on invoices or estimates provided by legal counsel. The Company periodically evaluates available information, both internal and external, relative to such contingencies and adjusts the accrual as necessary. The Company determines whether a contingency should be disclosed by assessing whether a material loss is deemed reasonably possible. In determining whether a loss should be accrued, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss (see Note 14-Commitments and Contingencies).

Royalty Expenses:

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

Stock-Based Compensation:

Stock option awards:

ASC Topic 718, Compensation-Stock Compensation, or ASC 718, requires the fair value of all share-based payments to employees and non-employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. Under ASC 718, employee and non-employee option grants are generally valued at the grant date and those valuations do not change once they have been established. The fair value of each option award is estimated on the grant date using the Black-Scholes Option Pricing Method. As allowed by ASC 718, the Company’s estimate of expected volatility is based on its average volatilities using its past eight years of publicly traded history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. Option forfeitures are estimated when the option is granted to reduce the option expense to be recognized over the life of the award. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools, actual forfeiture experience and other factors. The option expense is adjusted upon the actual forfeiture of a stock option grant and the Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Due to its limited history of stock option exercises, the Company uses the simplified method to determine the expected life of the option grants. Compensation expense related to modified stock options is measured based on the fair value for the awards as of the modification date. Any incremental compensation expense arising from the excess of the fair value of the awards on the modification date compared to the fair value of the awards immediately before the modification date is recognized at the modification date or ratably over the requisite service period, as appropriate.

Restricted stock units:

RSUs are valued on the grant date and the fair value of the RSUs is equal to the market price of the Company’s common stock on the grant date. The RSU expense is recognized over the requisite service period in the statement of operations. When the requisite service period begins prior to the grant date (because the service inception date occurs prior to the grant date), the Company is required to begin recognizing compensation cost before there is a measurement date (i.e., the grant date). The service inception date is the beginning of the requisite service period. If the service inception date precedes the grant date, accrual of compensation cost for periods before the grant date shall be based on the fair value of the award at the reporting date. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on fair value at the grant date rather than the fair value previously used at the service inception date (or any subsequent reporting date). RSU forfeitures are estimated when the RSU is granted to reduce the RSU expense to be recognized over the life of the award. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools, actual forfeiture experience and other factors. The RSU expense is “trued-up” upon the actual forfeiture of a RSU grant and the Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to modified restricted stock units is measured based on the fair value for the awards as of the modification date. Any incremental compensation expense arising from the excess of the fair value of the awards on the modification date compared to the fair value of the awards immediately before the modification date is recognized at the modification date or ratably over the requisite service period, as appropriate.

Warrants:

Warrants (refer to Note 11 for further details) granted to employees and non-employees are normally valued at the fair value of the instrument on the grant date and are recognized in the statement of operations over the requisite service period. When the requisite service period precedes the grant date and a market condition exists in the warrant, the Company values the warrant using the Monte Carlo Simulation Method. When the terms of the warrant become fixed, the Company values the warrant using the Black-Scholes Option Pricing Method. As allowed by ASC 718, the Company’s estimate of expected volatility is based on its average volatilities using its past eight years of publicly traded history. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant valuation. In determining the value of the warrant until the terms are fixed, the Company factors in the probability of the market condition occurring and several possible scenarios. When the requisite service period precedes the grant date and is deemed to be complete, the Company records the fair value of the warrant at the time of issuance as an equity stock-based compensation transaction. The grant date is determined when all pertinent information, such as exercise price and quantity are known.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2020, the Company’s uncertain tax position includes a reserve for its R&D credits.

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

Restricted Cash:

Restricted cash represents cash held at financial institutions that are pledged as collateral for stand-by letters of credit for lease and legal verdict commitments. The lease related letters of credit will lapse at the end of the respective lease terms through 2026. At December 31, 2020 and 2019, the Company had restricted cash in the amount of $12.2 million and $13.2 million, respectively.

Investment Securities:

The Company classifies all investment securities (short-term and long-term) as available-for-sale, as the sale of such securities may be required prior to maturity to implement management’s strategies. These securities are carried at fair value, with the unrealized gains and losses, reported as a component of accumulated other comprehensive income (loss) in stockholders’ (deficit) equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. In accordance with ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, credit losses on available-for-sale securities are reported using an expected loss model and recorded to an allowance. No credit loss on available-for-sale securities was recognized in the year ending December 31, 2020. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned.

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

Following are the major categories of assets measured at fair value on a recurring basis as of December 31, 2020 and 2019, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

December 31, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents	$59,919	$11,798	$—	$71,717
Commercial paper	—	8,096	—	8,096
Totals	$59,919	$19,894	$—	$79,813

December 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents	$41,295	$—	$—	$41,295
Corporate bonds	—	41,557	—	41,557
U.S. government securities	10,050	—	—	10,050
Totals	$51,345	$41,557	$—	$92,902

The Company’s investments in commercial paper, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
December 31, 2020	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$71,717	$—	$—	$71,717
Commercial paper	Less than 1	8,096	—	—	8,096
Totals		$79,813	$—	$—	$79,813

	Maturity	Amortized	Unrealized		Estimated
December 31, 2019	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$41,295	$—	$—	$41,295
Corporate bonds	Less than 1	41,507	50	—	41,557
U.S. government securities	Less than 1	10,038	12	—	10,050
Totals		$92,840	$62	$—	$92,902

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, marketable securities, and accounts receivable, net. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at December 31, 2020, were approximately $101.8 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

The Company sells its products in the United States primarily through specialty pharmacies and specialty distributors. Therefore, wholesale distributors and large pharmacy chains account for a large portion of its accounts receivables, net and product revenues, net. The creditworthiness of its customers is continuously monitored, and the Company has internal policies regarding customer credit limits. The Company estimates an allowance for credit loss primarily based on the credit worthiness of its customers, historical payment patterns, aging of receivable balances and general economic conditions. The Company recorded $1.0 million and $0 as an allowance for credit loss and the related credit loss expense in the years ended December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, the Company’s inventory balance consisted primarily of raw materials purchased subsequent to FDA approval of NERLYNX.

Property and Equipment, Net:

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the useful lives of the assets, which is generally three years for computer hardware and software, three years for phone equipment, and seven years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the lesser of the useful life or the lease term. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred.

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

Leases are classified as financing or operating, which will drive the expense recognition pattern. The Company elects to exclude short-term leases if and when the Company has them. For additional information, see Note 7—Leases.

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

The incremental borrowing rate, or IBR, represents the rate of interest the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. When determinable, the Company uses the rate implicit in the lease to determine the present value of lease payments. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s average IBR for existing leases as of December 31, 2020 was 10.9%.

The Company decided to cease the use of a portion of its leased office space in 2019. In connection with the decreased need for the right to use the ROU asset, the Company entered into a sublease for the underlying asset, in which the sublease income is less than the original lease payments, indicating impairment. In performing the recoverability test on the effective date, the undiscounted future estimated cash flows and carrying value were identified for the subleased portion of the leased building, as an individual asset group, defined under ASC 360. A reduction to the carrying value of the ROU asset of approximately $1.2 million was recorded, representing the fair value amount in excess of the carrying value, with a corresponding impairment charge recorded as selling, general and administration expense, in the consolidated statements of operations for the year ended December 31, 2019. There were no indications for impairment during the year ended December 31, 2020.

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

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or non-clinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each asset group to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. In connection with the FDA approval of NERLYNX in July 2017, the Company triggered a one-time milestone payment pursuant to its license agreement with Pfizer. In June 2020, the Company entered into a letter agreement with Pfizer relating to the method of payment associated with a milestone payment under the Company’s license agreement with Pfizer (see Note 14-Commitments and Contingencies). The Company capitalized the milestone payments as an intangible asset and is amortizing the asset to cost of sales on a straight-line basis over the estimated useful life of the licensed patent through 2030. The Company recorded amortization expense related to its intangible asset of $6.3 million, $3.9 million and $3.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, estimated future amortization expense related to the Company’s intangible asset was approximately $8.0 million for each year starting 2021 through 2029, and $2.0 million for 2030.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. As of January 1, 2020, the Company adopted the amendments in ASU 2018-13, which modifies the disclosure requirements on fair value measurements. The removed and modified disclosures were adopted on a retrospective basis and the new disclosures were adopted on a prospective basis. The adoption of ASU 2018-13 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

Note 3—Accounts Receivable, Net:

Accounts receivable, net consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Trade accounts receivable	$21,515	$26,180
License revenue receivable	2,500	2,500
Royalty revenue receivable	2,528	216
Total accounts receivable	$26,543	$28,896

Allowance for credit losses	(1,000)	—
Total accounts receivable, net	$25,543	$28,896

Trade accounts receivable consist entirely of amounts owed from the Company’s customers related to product sales. License revenue receivable represents an amount owed from a sub-licensee under  a sub-license agreement. Royalty revenue receivable represents amounts owed related to royalty revenue recognized based on the Company’s sub-licensees’ sales in their respective territories in the years ended December 31, 2020 and 2019.

For all accounts receivable, the Company recognized credit losses based on lifetime expected losses. In determining estimated credit losses, the Company evaluated its historical loss rates, current economic conditions and reasonable and supportable forecasts of future economic conditions. During the fourth quarter of 2020, the Company became aware of new information regarding the collectability of the amount owed from a sub-licensee relating to license revenue recognized during the third quarter of 2019. Based on this new information, the Company determined that a portion of the receivable may be uncollectible and the Company recorded a credit loss expense of $1.0 million to selling, general and administration expense in the consolidated statements of operations for the year ended December 31, 2020. The Company recorded $1.0 million and $0 as a credit loss expense in the years ended December 31, 2020 and 2019, respectively. The rollforward of the allowance for credit losses is as follows:

Allowance for credit losses (in thousands):
Beginning balance at January 1, 2020	$—
Impact of adopting ASC 326	—
Provision for credit loss expense	(1,000)
Accounts receivable written-off	—
Recoveries	—
Total ending allowance balance as December 31, 2020	$(1,000)

Note 4—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following at December 31 (in thousands):

	December 31, 2020	December 31, 2019
Current:
CRO services	$1,550	$4,810
Other clinical development	2,718	2,043
Insurance	3,708	3,452
Professional fees	651	544
Other	2,635	2,410
	11,262	13,259
Long-term:
CRO services	518	400
Other clinical development	437	468
Other	790	1,131
	1,745	1,999
Totals	$13,007	$15,258

Other current prepaid amounts consist primarily of deposits, signing bonuses, licenses, subscriptions and software. Other long-term prepaid amounts consist primarily of deposits, signing bonuses, licenses, subscriptions, software, a capitalized sublease commission and a sublease tenant improvement allowance, net of amortization.
Note 5—Other Current Assets:

Other current assets consisted of the following at December 31 (in thousands):

	December 31, 2020	December 31, 2019
Deposit for manufacturing costs	$3,376	$—
Other	67	323
Totals	$3,443	$323

Other current asset amounts consist primarily of capitalized sublease commission and a sublease tenant improvement allowances, net of amortization.

Note 6—Property and Equipment:

Property and equipment consisted of the following at December 31 (in thousands):

	December 31, 2020	December 31, 2019
Leasehold improvements	$3,779	$3,779
Computer equipment	2,192	2,698
Telephone equipment	302	340
Furniture and fixtures	2,359	2,346
	8,632	9,163
Less: accumulated depreciation	(6,151)	(5,859)
Totals	$2,481	$3,304

For the years ended December 31, 2020, 2019, and 2018, the Company incurred depreciation expense of $0.9 million, $0.9 million, and $1.1 million, respectively.

Note 7—Leases:

In December 2011, the Company entered into a non-cancelable operating lease for office space in Los Angeles, California, which lease was subsequently amended in November 2012, December 2013, March 2014, July 2015, and December 2017. The initial term of the lease was for seven years and commenced on December 10, 2011. As amended, the Company rents approximately 65,656 square feet. The term of the lease runs until March 2026, and rent amounts payable by the Company increase approximately 3% per year. Concurrent with the execution of the lease, the Company provided the landlord an automatically renewable stand-by letter of credit in the amount of $2.0 million. The stand-by letter of credit is collateralized by a high-yield savings account which is classified as restricted cash on the accompanying consolidated balance sheets.

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

The Company also leases copier equipment for use in the office spaces. Components of lease expense include fixed lease expense and variable lease expense of approximately $4.7 million and $0.4 million, respectively, for the year ended December 31, 2020. Rent expense for each of the respective years ended December 31, 2019 and 2018 was approximately $4.7 million. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. The Company’s office and equipment leases generally have contractually specified minimum rent and annual rent increases are included in the measurement of the ROU asset and related lease liability. Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in selling, general and administrative costs in the consolidated statements of operations when they are incurred.

The future minimum lease payments under ASC 842 as of December 31, 2020 were as follows (in thousands):

Amount
2021	5,365
2022	5,483
2023	5,631
2024	5,805
2025	5,983
Thereafter	1,509
Total minimum lease payments	$29,776
Less: imputed interest	(7,133)
Total lease liabilities	$22,643

In February 2019, the Company entered into a long-term sublease agreement for 12,429 square feet of the office space in Los Angeles, California. The term of the lease runs until March 2026, and rent amounts payable to the Company increase approximately 3% per year. The Company recorded operating sublease income of $0.4 million, $0.2 million and $0 for the years ended December 31, 2020, 2019 and 2018, respectively, in other income (expenses) in the consolidated statements of operations.

The future minimum lease payments to be received as of December 31, 2020 were as follows (in thousands):

Amount
2021	$467
2022	481
2023	495
2024	510
2025	525
Thereafter	133
Total	$2,611

Supplemental cash flow information related to leases for the year ended December 31, 2020:

Operating cash flows used for operating leases (in thousands)	$5,569
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted average remaining lease term (in years)	5.2
Weighted average discount rate	10.9%

Note 8—Intangible Assets:

Intangible assets consisted of the following at December 31 (in thousands):

	December 31, 2020	December 31, 2019
Acquired and in-licensed rights	$90,000	$50,000
Less: accumulated amortization	(15,860)	(9,539)
Total intangible asset, net	$74,140	$40,461

Estimated future intangible amortization expense as of December 31, 2020 is as follows (in thousands):

2021	$8,015
2022	8,015
2023	8,015
2024	8,015
2025	8,015
Thereafter	34,065
Totals	$74,140

Note 9—Accrued Expenses:

Accrued expenses consisted of the following at December 31 (in thousands):

	December 31, 2020	December 31, 2019
Current:
Accrued legal verdict expense	$22,724	$31,350
Accrued royalties	8,604	8,866
Accrued CRO services	3,474	8,502
Accrued variable consideration	9,014	7,978
Accrued bonus	7,788	1,618
Accrued compensation	4,820	4,138
Accrued other clinical development	1,904	2,546
Accrued professional fees	1,420	1,775
Accrued legal fees	383	266
Accrued manufacturing costs	752	869
Accrued other	442	1,122
	61,325	69,030
Long-term:
Accrued legal verdict expense	24,822	—
Accrued CRO services	908	—
Accrued other	233	—
	25,963	—
Totals	$87,288	$69,030

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

Current accrued legal verdict expense represents an estimate of $22.7 million that may be owed to the plaintiff as a result of the jury verdict in Eshelman v. Puma Biotechnology, Inc., et al. The Company estimates the high end of potential damages in the matter could be approximately $27.7 million; however, the actual amount of damages payable by the Company is still uncertain and will be ascertained only after completion of the appeal and any subsequent proceeding, and such amount could be greater than the amount of expense already recognized or the high end of the estimate. Other accrued expenses consist primarily of business license fees, one half of the portion of employer Social Security payroll taxes deferred under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and other taxes, insurance, and marketing fees.

Long-term accrued legal verdict expense represents the Company’s estimate of $24.8 million that may be owed to class action participants as a result of the jury verdict in Hsu v. Puma Biotechnology, Inc., et al. While the final claims report received in Hsu reflects a total of $50.5 million in claimed damages, the Company intends to challenge these claims and estimates that actual claims could be as low as $24.8 million. The actual amount and timing of payment of damages in Hsu is uncertain and will be ascertained only after an extensive claims challenge process, the completion of post-trial proceedings and the exhaustion of any appeals. As a result, the Company has estimated the legal verdict expense for Hsu to be $24.8 million and has been classified as long-term. Actual damages in the Hsu matter may be higher than the Company’s estimate. In addition, on September 9, 2019, the Court entered an order specifying the rate of prejudgment interest to be awarded on any valid claims at the 52-week Treasury Bill rate. Other long-term accrued expenses consist primarily of one half of the portion of employer Social Security payroll taxes deferred under the CARES Act, accrued compensation, and deposit from a sublessee.

Note 10—Debt:

Long-term debt consisted of the following at December 31, 2020 (in thousands):

	December 31, 2020	Maturity Date
Total debt	$100,000	June 1, 2024
Accretion of final interest payment	3,313
Less: current portion of long-term debt	(14,286)
Less: deferred financing costs	(5,002)
Total long-term debt, net	$84,025

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

The term loans under the New Credit Facility bear interest at an annual rate equal to the greater of (i) 9.0% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.5%. The Company is required to make monthly interest-only payments on each term loan under the New Credit Facility commencing on the first calendar day of the calendar month following the funding date of such term loan, and continuing on the first calendar day of each calendar month thereafter through August 1, 2021 or, the Amortization Date. Commencing on the Amortization Date, and continuing on the first calendar day of each calendar month thereafter, the Company will make consecutive equal monthly payments of principal, together with applicable interest, in arrears to each lender under the New Credit Facility, calculated pursuant to the New Credit Facility. All unpaid principal and accrued and unpaid interest with respect to each term loan under the New Credit Facility is due and payable in full on June 1, 2024, or the Maturity Date. Upon repayment of such term loans, the Company is also required to make a final payment to the lenders equal to 7.5% of the aggregate principal amount of such term loans outstanding as of the Effective Date. The effective interest rate as of December 31, 2020 was 12.75%.

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

On February 27, 2020, the Company and Oxford amended the New Credit Facility to establish the Company’s minimum revenue thresholds for the trailing year-to-date periods ending March 31, June 30, September 30 and December 31, 2020 and the fiscal year 2021. On August 5, 2020 the Company and Oxford amended the New Credit Facility to amend the minimum revenue thresholds for the trailing year-to-date periods ending September 30 and December 31, 2020. On February 3, 2021, the Company and Oxford amended the New Credit Facility to establish the Company’s minimum revenue thresholds for the trailing year-to-date periods ending March 31, June 30, September 30 and December 31, 2021.

As of December 31, 2020, there were $100.0 million in principal amounts outstanding under the New Credit Facility, representing all of the Company’s debt outstanding as of that date, and the Company was in compliance with all applicable covenants under the New Credit Facility.

The future minimum principal payments under the New Credit Facility as of December 31, 2020 were as follows (in thousands):

Amount
2021	$14,286
2022	34,286
2023	34,286
2024	17,142
Thereafter	—
Total	$100,000

Deferred Financing Costs

Deferred financing costs consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Deferred financing costs	$8,668	$8,668
Less: accumulated amortization	(3,666)	(1,701)
Included in long-term debt	$5,002	$6,967

Deferred financing costs are financing costs related to the Company’s outstanding debt. Amortization of debt issuance costs is expensed using the effective interest method and is included in interest expense in the consolidated statements of operations. For the years ended December 31, 2020, 2019 and 2018, the Company recorded approximately $2.0 million, $1.5 million and $0.9 million, respectively, of interest expense related to the amortization of debt issuance costs in the consolidated statements of operations.

Note 11—Stockholders’ (Deficit) Equity:

Common Stock:

The Company issued 18,202, 87,625, and 200,743  shares of common stock upon exercise of stock options during the years ended December 31, 2020, 2019 and 2018, respectively. The Company issued 864,881, 790,642, and 529,443  shares of common stock upon vesting of RSUs during the years ended December 31, 2020, 2019 and 2018, respectively.

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

Stock Options and Restricted Stock Units:

The Company’s 2011 Incentive Award Plan, or the 2011 Plan, was adopted by the Company’s Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. As of December 31, 2020, a total of 12,529,412 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

As of December 31, 2020, 5,620,045 shares of the Company’s common stock are issuable upon the exercise of outstanding awards granted under the 2011 Plan and 2,387,923 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The Company awarded only “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107, or Share Based Payment. The fair value of options granted to employees and non-employees was estimated using the Black-Scholes Option Pricing Method (see Note 2) with the following weighted-average assumptions used during the years ended December 31:

	2020	2019
Dividend yield	0.0%	0.0%
Expected volatility	100.6%	99.9%
Risk-free interest rate	0.9%	2.5%
Expected life in years	5.81	5.76

The Company’s 2017 Employment Inducement Incentive Award Plan, or the 2017 Plan, was adopted by the Company’s Board of Directors on April 27, 2017. Pursuant to the 2017 Plan, the Company may grant stock options and restricted stock units, as well as other forms of equity-based compensation to employees, as an inducement to join the Company. The maximum term of stock options granted under the 2017 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. As of December 31, 2020, a total of 2,000,000 shares of the Company’s common stock have been reserved for issuance under the 2017 Plan. As of December 31, 2020, 1,243,502 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2017 Plan, and 434,540 shares of the Company’s common stock are available for future issuance under the 2017 Plan.

Stock-based compensation expense was as follows for the years ended December 31 (in thousands):

	For the Year Ended
	December 31,
	2020	2019	2018
Stock-based compensation:
Options -
Selling, general, and administrative	$3,937	$9,044	$14,063
Research and development	3,018	7,452	26,456
Restricted stock units -
Selling, general, and administrative	13,841	18,848	20,851
Research and development	15,779	21,983	25,569
Total stock-based compensation expense	$36,575	$57,327	$86,939

Activity with respect to options granted under the 2011 and 2017 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	6,134,513	$87.91	7.2	$220,060
Granted	315,566	$59.13	9.3
Forfeited	(183,837)	$51.96
Exercised	(200,743)	$35.88		$5,063
Expired	(356,955)	$116.96
Outstanding at December 31, 2018	5,708,544	$87.49	6.1	$7,762
Granted	340,241	$15.40	8.6
Forfeited	(128,406)	$38.71
Exercised	(87,625)	$15.42		$995
Expired	(790,429)	$104.76
Outstanding at December 31, 2019	5,042,325	$82.42	5.2	$1,951
Granted	700,853	$10.03	9.2
Exercised	(18,202)	$3.75		$119
Expired	(715,634)	$90.51
Outstanding at December 31, 2020	5,009,342	$71.42	5.1	$3,458
Nonvested at December 31, 2020	899,672	$11.18	9.1	1,106
Exercisable	4,109,670	$84.61	4.3	$2,352

At December 31, 2020, total estimated unrecognized compensation cost related to non-vested stock options granted prior to that date was approximately $5.9 million, which is expected to be recognized over a weighted-average period of 1.9 years. At December 31, 2020, the total estimated unrecognized compensation cost related to non-vested RSUs was approximately $16.6 million, which is expected to be recognized over a weighted-average period of 1.5 years. The weighted-average grant date fair value of options granted during the years ended December 31, 2020, 2019 and 2018, was $7.81, $12.08  and $45.62 per share, respectively. The weighted average grant date fair value of RSUs awarded during the year ended December 31, 2020, 2019 and 2018 was $10.47, $14.72, and $41.42, respectively.

Stock Option Rollforward

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2018	779,292	$33.75
Granted	340,241	12.08
Vested/Issued	(551,933)	33.56
Forfeited	(128,406)	26.27
Nonvested shares at December 31, 2019	439,194	19.38
Granted	700,853	7.81
Vested/Issued	(240,375)	25.57
Nonvested shares at December 31, 2020	899,672	$8.71

Restricted Stock Unit Rollforward

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2017	1,637,662	$85.58
Granted	1,175,231	41.42
Vested/Issued	(529,443)	79.98
Forfeited	(444,780)	80.99
Nonvested shares at December 31, 2018	1,838,670	60.08
Granted	1,472,417	14.72
Vested/Issued	(790,642)	62.98
Forfeited	(529,320)	51.63
Nonvested shares at December 31, 2019	1,991,125	27.63
Granted	1,234,616	10.47
Vested/Issued	(864,881)	36.86
Forfeited	(506,655)	21.72
Nonvested shares at December 31, 2020	1,854,205	$13.51

Note 12—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $1.4 million, $1.5 million and $ 1.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 13—Income Taxes:

Income tax expense was as follows for the years ended December 31 (in thousands):

		2020	2019	2018
Current:
	Federal	$—	$—	$—
	State	124	53	17
	Foreign	83	—	—
		207	53	17
Deferred:
	Federal	—	—	—
	State	—	—	—
		—	—	—

Total		$207	$53	$17

The provision for income taxes in the accompanying consolidated statements of operations differs from the amount calculated by applying the statutory income tax rate to loss from continuing operations before income taxes. Approximately $13.2 million of tax expense for the year ended December 31, 2020 is due to stock-based compensation expense shortfall and the expiration of vested stock options. Approximately $5.2 million of the tax benefit for the year-ended December 31, 2020 is due to R&D tax credits, net of an approximate $1.3 million reserve related to unrecognized tax benefits for the method of allocation of expenses used in the R&D tax credits calculation.. The primary components of such differences are as follows as of December 31 (in thousands):

	2020	2019	2018
Tax computed at the federal statutory rate	$(12,540)	$(15,830)	$(23,771)
State taxes	(2,304)	(2,453)	(2,791)
Foreign taxes	83	—	—
Permanent items	13,660	21,834	10,932
R&D credits	(5,231)	(14,946)	(5,630)
Prior year adjustment	(2,116)	(2,792)	15,750
Change in valuation allowance	8,655	14,240	5,527
Total provision	$207	$53	$17

Temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes give rise to the Company’s deferred income taxes. The components of the Company’s net deferred tax assets are as follows as of December 31 (in thousands):

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$261,472	$260,555
Business credit carryforwards	55,574	50,343
Compensation	58,112	60,967
Accrued legal verdict	11,880	7,624
Carryforward of disallowed interest	3,093	2,839
Accrued expenses	561	9
Lease liabilities	5,657	6,145
Other deferred tax assets	804	13
Subtotal	397,153	388,495
Deferred tax liabilities:
Lease right-of-use assets	(4,099)	(4,505)
Inventory	(21)	—
Other deferred tax liabilities	(464)	(76)
Subtotal	(4,584)	(4,581)
Total deferred tax assets	392,569	383,914
Valuation allowance	(392,569)	(383,914)
Net deferred tax assets	$—	$—

As the ultimate realization of the potential benefits of the Company’s deferred tax assets is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances. Accordingly, the Company did not recognize any benefit from income taxes in the accompanying consolidated statements of operations to offset its pre-tax losses. The valuation allowance increased $8.7 million and $14.2 million for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, the Company had federal and state net operating loss carryforwards, respectively, of approximately $961.0 million and $884.3 million, which will begin to expire in 2033. At December 31, 2020, the Company also has federal research and development credit carryforwards of approximately $37.1 million. If not utilized, the carryforwards will begin to expire in 2033. The Company has state research and development credit carryforwards of approximately $21.7 million which do not expire. Pursuant to the Internal Revenue Code, Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards could be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not yet performed an assessment on the potential limitation on net operating loss and credit carryforwards.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits at December 31 (in thousands):

	2020	2019	2018
Unrecognized tax benefits - January 1	$1,968	$8,777	$7,151
Gross decreases - tax positions in a prior period	—	(8,422)	—
Gross increases - tax positions in a current period	1,308	1,613	1,626
Unrecognized tax benefits - December 31	$3,276	$1,968	$8,777

During the year ended December 31, 2019, the Company completed an R&D credit study. As a result of the study, the Company assessed that the Company qualified under safe harbor rules, which when applied consistently results in a more conservative approach of calculating the amount of R&D credit. The Company concluded that a release of uncertain tax benefits was appropriate and released a portion of previously recorded uncertain tax positions reserve. There were no releases of uncertain tax position reserves in the year ended December 31, 2020. Current year increases in the R&D credit relate to R&D support department costs that were allocated to various research projects based upon a reasonable methodology. The uncertain tax position is related to the method of allocating these costs.

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

Note 14—Commitments and Contingencies:

License Agreement:

In August 2011, the Company entered into an agreement pursuant to which Pfizer agreed to grant it a worldwide license for the development, manufacture and commercialization of PB272 neratinib (oral), PB272 neratinib (intravenous) and PB357, and certain related compounds. The license is exclusive with respect to certain patent rights owned by or licensed to Pfizer. Under the agreement, the Company is obligated to commence a new clinical trial for a product containing one of these compounds within a specified period of time and to use commercially reasonable efforts to complete clinical trials and to achieve certain milestones as provided in a development plan. From the closing date of the agreement through December 31, 2011, Pfizer continued to conduct the existing clinical trials on behalf of the Company at the Licensor’s sole expense. At the Company’s request, Pfizer agreed to continue to perform certain services in support of the existing clinical trials at the Company’s expense. These services will continue through the completion of the transitioned clinical trials. The license agreement “capped” the out of pocket expense the Company would be responsible to complete the then existing clinical trials. All agreed upon costs incurred by the Company above the “cost cap” would be reimbursed by Pfizer. The Company exceeded the “cost cap” during the fourth quarter of 2012. In accordance with the license agreement, the Company billed Pfizer for agreed upon costs above the “cost cap” until December 31, 2013.

On July 18, 2014, the Company entered into an amendment to the license agreement with Pfizer. The amendment amends the agreement to (i) reduce the royalty rate payable by the Company to Pfizer on sales of licensed products; (ii) release Pfizer from its obligation to pay for certain out-of-pocket costs incurred or accrued on or after January 1, 2014 to complete certain ongoing clinical studies; and (iii) provide that Pfizer and the Company will continue to cooperate to effect the transfer to the Company of certain records, regulatory filings, materials and inventory controlled by Pfizer as promptly as reasonably practicable.

As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones totaling approximately $187.5 million if all such milestones are achieved. In connection with the FDA approval of NERLYNX in July of 2017, the Company triggered a one-time milestone payment pursuant to the agreement. In June 2020, the Company entered into a letter agreement, or the Letter Agreement, with Pfizer relating to the method of payment associated with a one-time milestone payment under the license agreement with Pfizer. The Letter Agreement permits the Company to make the milestone payment in installments with portions of the amount payable to Pfizer (including interest) made in June and November 2020 for approximately $20.6 million in the aggregate and the remaining portion to be made in September 2021 for approximately $21.9 million. Unpaid portions of the milestone payment will accrue interest at 6.25% per annum until paid. The installment payments and accrued interest are included in accrued in-licensed rights on the accompanying consolidated balance sheets. The Company may trigger additional milestone payments in the future. Should the Company commercialize any more of the compounds licensed from Pfizer or any products containing any of these compounds, the Company will be obligated to pay to Pfizer annual royalties at a fixed rate in the low to mid-teens of net sales of all such products, subject to certain reductions and offsets in some circumstances. The Company’s royalty obligation continues, on a product-by-product and country-by-country basis, until the later of (i) the last to expire licensed patent covering the applicable licensed product in such country, or (ii) the earlier of generic competition for such licensed product reaching a certain level in such country or expiration of a certain time period after first commercial sale of such licensed product in such country. In the event that the Company sublicenses the rights granted to the Company under the license agreement with Pfizer to a third party, the same milestone and royalty payments are required. The Company can terminate the license agreement at will, or for safety concerns, in each case upon specified advance notice.

Clinical Trial Contracts:

The Company engages with clinical research organizations and contract manufacturing organizations, or CMOs, in addition to engaging in contracts for the management of its ongoing clinical trials and pre-commercialization efforts. The Company may cancel these agreements with a 30 to 45 day written notice to the outside vendor. The Company would be obligated to pay for services rendered up to that point. The contracts also contain variable costs that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary, and therefore, are not included in the table below. The contracts held by the Company as of December 31, 2020, are summarized as follows (in thousands):

Indication	Estimated Contractual Obligation as of December 31, 2020	Months Remaining on Contract
HER2 Overexpressed/Amplified Breast Cancer (Extension)	$5,242	12
HER2 Overexpressed/Amplified Breast Cancer (Licensor Legacy Clinical Trials)	371	3
HER2 Mutated Breast Cancer and HER2 Mutated Breast Cancer with Brain Metastases	456	24
Metastatic & Adjuvant Breast Cancer	10,399	5
Pre-Clinical Research	22,003	14
Post-Clinical Research	1,256	11
HER2 Mutated Solid Tumors	2,645	10
Other	24,849	15
Total	$67,221

Included in the above are payments to be made when milestones are reached. As of December 31, 2020, Company obligations for potential milestone payments totaled approximately $18.4  million. This amount will be paid by the Company if all milestones are reached and would reduce the overall contractual obligation if one or more milestone is never reached.

Legal Proceedings

The Company and certain of its executive officers were named as defendants in the lawsuits detailed below. The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Currently, the Company has accrued estimated losses of $24.8 million related to Hsu v. Puma Biotechnology, Inc., et al., and $22.7 million related to Eshelman v. Puma Biotechnology, Inc., et al. as detailed below. For certain legal expenses related to the verdicts listed below, the Company has received reimbursements from its insurers.

Hsu v. Puma Biotechnology, Inc., et al.

On June 3, 2015, Hsingching Hsu, individually and on behalf of all others similarly situated, filed a class action lawsuit against the Company and certain of its executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG). On October 16, 2015, lead plaintiff Norfolk Pension Fund filed a consolidated complaint on behalf of all persons who purchased the Company’s securities between July 22, 2014 and May 29, 2015. A trial on the claims relating to four statements alleged to have been false or misleading was held from January 15, 2019 to January 29, 2019. At trial, the jury found that three of the four challenged statements were not false or misleading, and thus found in the defendants’ favor on those claims. The jury found liability as to one statement and awarded a maximum of $4.50 per share in damages, which represents approximately 5% of the total claimed damages of $87.20 per share. On September 9, 2019, the Court entered an order specifying the rate of prejudgment interest to be awarded on any valid claims at the 52-week Treasury Bill rate. On September 8, 2020, the claims administrator submitted its final claims report to the Court and, on October 9, 2020, the claims administrator submitted its supplemental claims report. The claims report reflects approximately $50.5 million in claimed damages. The Company disagrees with the amount of claimed damages. On November 27, 2020, the Court issued an order setting out the process for challenging claims. Pursuant to that order, defendants must decide by March 29, 2021 which claims they intend to challenge, and for which claims the Company needs more information to determine whether or not it will challenge those claims. Based on a review of specific claims and subject to the outcome of the claims challenge process, the Company believes that total claimed damages after all claims challenges have been adjudicated could range from $24.8 million to $51.4 million. The total amount of aggregate class-wide damages still remains uncertain and will be ascertained only after the claims challenge process and the exhaustion of any appeals. It is reasonably possible that the final total damages awarded will differ from these estimates; however, the amount is not estimable at this time. A final judgment has not yet been entered.

Eshelman v. Puma Biotechnology, Inc., et al.

In February 2016, Fredric N. Eshelman filed a lawsuit against the Company’s Chief Executive Officer and President, Alan H. Auerbach, and the Company in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D). The complaint generally alleged that Mr. Auerbach and the Company made defamatory statements regarding Dr. Eshelman in connection with a proxy contest. In May 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach. A trial on the remaining defamation claims against the Company took place from March 11 to March 15, 2019. At trial, the jury found the Company liable and awarded Dr. Eshelman $15.9 million in compensatory damages and $6.5 million in punitive damages. The Company strongly disagrees with the verdict and, on April 22, 2019, filed a motion for a new trial or, in the alternative, a reduced damages award. The Court denied that motion on March 2, 2020. The Company has appealed that ruling, and the verdict. Additionally, after trial, the plaintiff filed a motion seeking approximately $3.0 million in attorneys’ fees, as well as prejudgment interest. In the Court’s March 2 ruling, it denied the motion for attorneys’ fees but granted the request for prejudgment interest, bringing the total judgment to $26.3 million. On March 30, 2020, the plaintiff filed a notice of cross-appeal and conditional cross-appeal, appealing the Court’s order denying the plaintiff’s request for attorneys’ fees and conditionally cross-appealing a Court ruling that certain communications between Mr. Auerbach and his attorneys were protected by attorney-client privilege and a related evidentiary ruling. The Company estimates the high end of potential damages in the matter could be approximately $27.7 million; however, the actual amount of damages payable by the Company is still uncertain and will be ascertained only after completion of the appeal and any subsequent proceedings, and such amount could be greater than the amount of expense already recognized or the high end of the estimate. Due to the appeal, the Company secured a bond for the potential damages, which is collateralized by an automatically renewable stand-by letter of credit in the amount of $8.9 million. The stand-by letter of credit is collateralized by a high-yield savings account, which is classified as restricted cash, current on the accompanying consolidated balance sheets. The United States Court of Appeals for the Fourth Circuit has tentatively calendared the oral argument of the Company’s appeal during the month of May 2021.

CANbridge Licensing Dispute

 On July 28, 2020, the Company filed a request for arbitration against CANbridge Biomed Limited, or CANbridge, before the ICC International Court of Arbitration. The Company asserted that CANbridge violated the terms of the Company’s agreement with CANbridge in which it granted CANbridge an exclusive sublicense to develop and commercialize NERLYNX throughout greater China. The Company sought an arbitral award, as well as damages, costs, and attorneys’ fees. On August 26, 2020, CANbridge filed its response to the Company’s request for arbitration and brought counterclaims, seeking damages, costs and attorneys’ fees. On February 24, 2021, the parties resolved their dispute, with each side agreeing to dismiss their respective claims in the arbitration. The settlement is limited to claims asserted in the arbitration, or that are related to the claims asserted in the arbitration.

Legal Malpractice Suit

On September 17, 2020, the Company filed a lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. The Company is alleging legal malpractice based on the defendants’ negligent handling of the defense of the Company in Eshelman v. Puma Biotechnology, Inc., et al. as detailed above. The Company is seeking recovery of the entire amount awarded in Eshelman v. Puma Biotechnology, Inc., et al. On November 23, 2020, the defendant filed an answer to the complaint denying the allegations of negligence.

Note 15—Quarterly Financial Data:

Quarterly financial data (in thousands except share and per share data):
(unaudited)	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2020
Revenues	$51,217	$70,582	$50,754	$52,557
Net (loss) income	(16,933)	3,395	(31,463)	(14,994)
Net (loss) income attributable to common stock	(16,933)	3,395	(31,463)	(14,994)
Net (loss) income per share—basic	$(0.43)	$0.09	$(0.79)	$(0.38)
Net (loss) income per share—diluted	$(0.43)	$0.08	$(0.79)	$(0.38)
Weighted-average shares of common stock outstanding—basic	39,291,162	39,432,030	39,695,444	39,881,131
Weighted-average shares of common stock outstanding—diluted	39,291,162	39,997,571	39,695,444	39,881,131
2019
Revenues	$99,067	$53,919	$56,352	$62,922
Net loss	(10,087)	(37,424)	(16,885)	(11,199)
Net loss attributable to common stock	(10,087)	(37,424)	(16,885)	(11,199)
Net loss per share—basic and diluted	$(0.26)	$(0.97)	$(0.44)	$(0.29)
Weighted-average shares of common stock outstanding—basic and diluted	38,481,824	38,647,775	38,893,757	39,043,706
2018
Revenues	$66,516	$50,767	$62,629	$71,079
Net loss	(24,345)	(44,335)	(14,201)	(30,694)
Net loss attributable to common stock	(24,345)	(44,335)	(14,201)	(30,694)
Net loss per share—basic and diluted	$(0.65)	$(1.17)	$(0.37)	$(0.80)
Weighted-average shares of common stock outstanding—basic and diluted	37,699,024	37,819,767	38,043,174	38,201,056

Note 16—Subsequent Events:

Pierre Fabre Amendment and CANbridge Termination of License Agreement and Related Agreements

On February 24, 2021, the Company entered into a second amendment, or the Second Pierre Fabre Amendment, to the sub-license agreement with Pierre Fabre Medicament SAS, or Pierre Fabre, to extend Pierre Fabre’s commercial rights for NERLYNX to Greater China, which includes mainland China, Taiwan, Hong Kong and Macao. Under the terms of the Second Pierre Fabre Amendment, the Company will receive an upfront payment of $50.0 million, as well as additional regulatory and sales-based milestone payments that could add up to an additional $240.0 million. These milestones will be based solely on regulatory and sales achievements in Greater China. In addition, the Company is entitled to receive double-digit tiered royalties on the sales of NERLYNX in Greater China. Also on February 24, 2021, the Company and CANbridge BIOMED Limited, or CANbridge, have mutually agreed to terminate the sub-license agreement, by and between the Company and CANbridge, to commercialize NERLYNX in Greater China and all other related agreements. Subject to the terms of a termination agreement between CANbridge and the Company, the Company agreed to pay CANbridge a one-time termination fee of $20.0 million to return all rights to NERLYNX in Greater China back to the Company and assist with the transfer of such rights to the Company.