Form 10-Q
period 2021-03-31
PUMA BIOTECHNOLOGY, INC.
filed 2021-05-06
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 40,361,916 shares of Common Stock, par value $0.0001 per share, were outstanding as of April 30, 2021.

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

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Quarterly Report, including, in Part I, the section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 that could cause our actual results to differ materially from those in the forward-looking statements. Such risks should be considered in evaluating our prospects and future financial performance. We undertake no obligation to update the forward-looking statements or to reflect events or circumstances after the date of this document.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$95,653	$85,293
Marketable securities	13,397	8,096
Accounts receivable, net of allowance for credit loss of $1,000 and $1,000	26,158	25,543
Inventory, net	7,745	3,454
Prepaid expenses, current	11,589	11,262
Restricted cash, current	8,850	8,850
Other current assets	373	3,641
Total current assets	163,765	146,139
Lease right-of-use assets, net	15,834	16,404
Property and equipment, net	2,283	2,481
Intangible assets, net	72,136	74,140
Restricted cash, long-term	3,311	3,311
Prepaid expenses and other, long-term	1,330	1,745
Total assets	$258,659	$244,220
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$10,654	$12,076
Accrued expenses, current	79,284	61,325
Accrued in-licensed rights, current	21,301	20,993
Post-marketing commitment liability, current	3,092	2,481
Lease liabilities, current	3,220	3,094
Current portion of long-term debt	22,857	14,286
Total current liabilities	140,408	114,255
Accrued expenses, long-term	1,140	25,963
Lease liabilities, long-term	18,710	19,549
Post-marketing commitment liability, long-term	5,618	6,379
Long-term debt	76,346	84,025
Total liabilities	242,222	250,171
Commitments and contingencies (Note 13)
Stockholders' equity (deficit):
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 40,324,263 shares issued and outstanding at March 31, 2021 and 40,086,387 issued and outstanding at December 31, 2020	4	4
Additional paid-in capital	1,337,536	1,331,676
Accumulated deficit	(1,321,103)	(1,337,631)
Total stockholders' equity (deficit)	16,437	(5,951)
Total liabilities and stockholders' equity (deficit)	$258,659	$244,220

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenue:
Product revenue, net	$45,816	$48,609
License revenue	50,000	2,000
Royalty revenue	2,353	608
Total revenue	98,169	51,217
Operating costs and expenses:
Cost of sales	29,557	9,076
Selling, general and administrative	28,238	30,937
Research and development	20,228	25,455
Total operating costs and expenses	78,023	65,468
Income (loss) from operations	20,146	(14,251)
Other income (expenses):
Interest income	13	386
Interest expense	(3,450)	(3,068)
Legal verdict expense	(185)	(93)
Other income	42	93
Total other expenses	(3,580)	(2,682)
Net income (loss) before income taxes	$16,566	$(16,933)
Income tax expense	(38)	—
Net income (loss)	$16,528	$(16,933)
Net income (loss) per share of common stock—basic	$0.41	$(0.43)
Net income (loss) per share of common stock—diluted	$0.40	$(0.43)
Weighted-average shares of common stock outstanding—basic	40,260,864	39,291,162
Weighted-average shares of common stock outstanding—diluted	40,894,868	39,291,162

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net income (loss)	$16,528	$(16,933)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax of $0 and $0	—	(63)
Reclassifications of gain on available-for-sale securities, included in “Other income (expenses)”, net of tax of $0 and $0	—	3
Comprehensive income (loss)	$16,528	$(16,993)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

For the Three Months Ended March 31, 2021
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2020	40,086,387	$4	$1,331,676	$—	$(1,337,631)	$(5,951)
Stock-based compensation	—	—	5,860	—	—	5,860
Shares issued or restricted stock units vested under employee stock plans	237,876	—	—	—	—	—
Net income	—	—	—	—	16,528	16,528
Balance at March 31, 2021	40,324,263	$4	$1,337,536	$—	$(1,321,103)	$16,437

For the Three Months Ended March 31, 2020
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2019	39,203,304	$4	$1,295,033	$62	$(1,277,636)	$17,463
Stock-based compensation	—	—	8,907	—	—	8,907
Shares issued or restricted stock units vested under employee stock plans	113,917	—	—	—	—	—
Reclassification of gain on available-for-sale securities	—	—	—	3	—	3
Unrealized loss on available-for-sale securities	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	(16,933)	(16,933)
Balance at March 31, 2020	39,317,221	$4	$1,303,940	$2	$(1,294,569)	$9,377

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Operating activities:
Net income (loss)	$16,528	$(16,933)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,951	1,916
Stock-based compensation	5,860	8,907
Changes in operating assets and liabilities:
Accounts receivable, net	(615)	(2,646)
Inventory, net	(4,291)	(127)
Prepaid expenses and other	88	(1,140)
Other current assets	3,268	18
Accounts payable	(1,422)	(1,928)
Accrued expenses and other	(6,556)	434
Deferred rent	—	(41)
Post-marketing commitment liability	(150)	—
Net cash provided by (used in) operating activities	15,661	(11,540)
Investing activities:
Purchase of available-for-sale securities	(10,696)	—
Maturity of available-for-sale securities	5,395	34,377
Net cash (used in) provided by investing activities	(5,301)	34,377
Net increase in cash, cash equivalents and restricted cash	10,360	22,837
Cash, cash equivalents and restricted cash, beginning of period	97,454	73,210
Cash, cash equivalents and restricted cash, end of period	$107,814	$96,047
Supplemental disclosures of non-cash investing and financing activities:
Intangibles in accrued expenses	$20,000	$—
Property and equipment purchases in accounts payable	$—	$13
Supplemental disclosure of cash flow information:
Interest paid	$2,250	$2,275
Income taxes paid	$12	$—

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

The Company has entered into other exclusive sub-license agreements with various parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved, in many regions outside the United States, including Europe (excluding Russia and Ukraine), Australia, Canada, China, Southeast Asia, Israel, Mexico, South Korea, and various countries and territories in Central and South America. The Company plans to continue to pursue commercialization of NERLYNX in other countries outside the United States, if approved.

The Company has reported net income of approximately $16.5 million and cash flows from operations of approximately $15.7 million for the three months ended March 31, 2021. The Company’s commercialization, research and development or marketing efforts may require funding in addition to the cash and cash equivalents totaling approximately $95.7 million and marketable securities totaling approximately $13.4 million available at March 31, 2021. The Company believes that its existing cash and cash equivalents and marketable securities as of March 31, 2021 and proceeds that will become available to the Company through product sales and sub-license payments are sufficient to satisfy its operating cash and needs for at least one year after the filing of the Quarterly Report on Form 10-Q in which these financial statements are included. The Company continues to remain dependent on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib in the United States. While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future. The Company’s ability to obtain funding may be adversely impacted by uncertain market conditions, including the COVID-19 pandemic, the Company’s success in commercializing neratinib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. Additionally, the terms of the Company’s loan and security agreement place restrictions on the Company’s ability to operate the business and on the Company’s financial flexibility, and the Company may be unable to achieve the revenue necessary to satisfy the minimum revenue covenants as specified in the agreement.

Since its inception through March 31, 2021, the Company’s financing has primarily been proceeds from product and license revenue, public offerings of its common stock, private equity placements, and borrowings under its loan and security agreement.

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

Net Income (Loss) per Share of Common Stock:

Basic net income (loss) per share of common stock is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the periods presented, as required by Accounting Standards Codification, or ASC, 260, Earnings per Share. For purposes of calculating diluted net income (loss) per share of common stock, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of dilutive common stock equivalents, such as stock options, restricted stock units, or RSUs, and warrants. A common stock equivalent is not included in the denominator when calculating diluted earnings per common share if the effect of such common stock equivalent would be anti-dilutive and a net loss is reported. For the three months ended March 31, 2021, potentially dilutive securities excluded from the calculations were 4,960,445 shares issuable upon exercise of options, 2,116,250 shares issuable upon exercise of a warrant, and 1,741,770 shares underlying RSUs that were subject to vesting and were antidilutive. For the three months ended March 31, 2020, potentially dilutive securities excluded from the calculations were 4,330,242 shares issuable upon exercise of options, 2,116,250 shares issuable upon exercise of a warrant, and 2,274,100 shares underlying RSUs that were subject to vesting and were antidilutive. The 2,116,250 shares underlying the warrant will not have an impact on our diluted net income (loss) per share until the average market price of our common stock exceeds the exercise price of $16 per share. Refer to Note 11 for further details about the warrant.

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share of common stock computations is as follows (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss)	$16,528	$(16,933)
Denominator:
Weighted average common stock outstanding for basic net income (loss) per share	40,261	39,291
Net effect of dilutive common stock equivalents	634	—
Weighted average common stock outstanding for diluted net income (loss) per share	40,895	39,291
Net income (loss) per share of common stock
Basic	$0.41	$(0.43)
Diluted	$0.40	$(0.43)

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

If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three months ended March 31, 2021 and 2020.

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

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not be probable to occur in a future period for the estimates detailed below as of March 31, 2021 and, therefore, the transaction price was not reduced further during the quarter ended March 31, 2021. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

During the first quarter of 2021, the Company entered into an amendment to an existing sub-license agreement granting the sub-licensee development, manufacturing and commercial rights to NERLYNX in greater China. Pursuant to the amendment, the Company received and recognized as license revenue an upfront payment of $50.0 million during the first quarter of 2021.

The beginning balance of accounts receivable, net on the Company’s consolidated balance sheet for license revenue from the sub-license agreements for the three months ended March 31, 2021 was $2.5 million. As of March 31, 2021, $2.0 million in license revenue from the sub-license agreements is included in accounts receivable, net and $1.0 million in the allowance for credit loss on the consolidated balance sheet. As of March 31, 2021, the total potential milestone payments that would be due to the Company upon achievement of all respective performance obligations under the sub-license agreements is approximately $581.6 million. At this time, the Company cannot estimate if or when these milestone-related performance obligations might be achieved.

Royalty Revenue:

For sub-license agreements that are within the scope of ASC 606, the Company recognizes revenue when the related sales occur in accordance with the sales-based royalty exception under ASC 606-10-55-65. Royalty revenue consists of consideration earned related to international sales of NERLYNX made by the Company’s sub-licensees in their respective territories. The Company recognizes royalty revenue when the performance obligations have been satisfied. Royalty revenue was $2.4 million for the three months ended March 31, 2021.

Legal Contingencies and Expense:

For legal contingencies, the Company accrues a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Legal fees and expenses are expensed as incurred based on invoices or estimates provided by legal counsel. The Company periodically evaluates available information, both internal and external, relative to such contingencies and adjusts the accrual as necessary. The Company determines whether a contingency should be disclosed by assessing whether a material loss is deemed reasonably possible. In determining whether a loss should be accrued, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss (see Note 13-Commitments and Contingencies).

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2021, the Company’s uncertain tax position reserves include a reserve for its R&D credits.

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

Restricted Cash:

Restricted cash represents cash held at financial institutions that is pledged as collateral for stand-by letters of credit for lease and legal verdict commitments. The lease-related letters of credit will lapse at the end of the respective lease terms through 2026. At March 31, 2021 and December 31, 2020, the Company had restricted cash in the amount of $12.2 million.

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

Following are the major categories of assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

March 31, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents	$66,424	$—	$—	$66,424
Commercial paper	—	11,093	—	11,093
Corporate bonds	—	2,304	—	2,304
Totals	$66,424	$13,397	$—	$79,821

December 31, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents	$59,919	$11,798	$—	$71,717
Commercial paper	—	8,096	—	8,096
Totals	$59,919	$19,894	$—	$79,813

The Company’s investments in commercial paper, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
March 31, 2021	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$66,424	$—	$—	$66,424
Commercial paper	Less than 1	11,093	—	—	11,093
Corporate bonds	Less than 1	2,304	—	—	2,304
Totals		$79,821	$—	$—	$79,821

	Maturity	Amortized	Unrealized		Estimated
December 31, 2020	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$71,717	$—	$—	$71,717
Commercial paper	Less than 1	8,096	—	—	8,096
Totals	Less than 1	$79,813	$—	$—	$79,813

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, marketable securities, and accounts receivable, net. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at March 31, 2021, were approximately $107.6 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

The Company sells its products in the United States primarily through specialty pharmacies and specialty distributors. Therefore, wholesale distributors and large pharmacy chains account for a large portion of its accounts receivables, net and product revenues, net. The creditworthiness of its customers is continuously monitored, and the Company has internal policies regarding customer credit limits. The Company estimates an allowance for doubtful accounts primarily based on the credit worthiness of its customers, historical payment patterns, aging of receivable balances and general economic conditions. The Company recorded $0 and $1.0 million as an allowance for credit loss for the periods ended March 31, 2021 and December 31, 2020, respectively.

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

As of March 31, 2021, the Company’s inventory balance consisted primarily of raw materials purchased subsequent to FDA approval of NERLYNX.

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

Leases:

ASC Topic 842, Leases, as adopted in the first quarter of 2019, requires lessees to recognize most leases on the balance sheet with a corresponding right-of-use asset, or ROU asset. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. ROU assets are evaluated for impairment using the long-lived assets impairment guidance, as required by ASC 360. A significant indication of impairment of an ROU asset would include a change in the extent or manner in which the asset is being used. The Company must make assumptions which underlie the most significant and subjective estimates in determining whether any impairment exists. Those estimates, and the underlying assumptions, include estimates of future cash flow utilizing market lease rates and determination of fair value. If an ROU asset related to an operating lease is impaired, the carrying value of the ROU asset post-

impairment should be amortized on a straight-line basis through the earlier of the end of the useful life of the ROU asset or the end of the lease term. Post impairment, a lessee must calculate the amortization of the ROU asset and interest expense on the lease liability separately, although the sum of the two continues to be presented as a single lease cost. If a lease is planned to be abandoned with no intention of subleasing, the ROU asset should be assessed for impairment.

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

The incremental borrowing rate, or IBR, represents the rate of interest the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. When determinable, the Company uses the rate implicit in the lease to determine the present value of lease payments. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s average IBR for existing leases as of March 31, 2021 is 10.9%.

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

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. In connection with the FDA approval of NERLYNX in July 2017, the Company triggered a one-time milestone payment pursuant to its license agreement with Pfizer. In June 2020, the Company entered into a letter agreement with Pfizer relating to the method of payment associated with a milestone payment under the Company’s license agreement with Pfizer (see Note 13-Commitments and Contingencies). The Company capitalized the milestones as intangible assets and is amortizing the assets to cost of sales on a straight-line basis over the estimated useful life of the licensed patent through 2030. The Company recorded amortization expense related to its intangible assets of $2.0 million for the three months ended March 31, 2021. As of March 31, 2021 estimated future amortization expense related to the Company’s intangible assets was approximately $6.0 million for the remainder of 2021 and $8.0 million for each year starting 2022 through 2029, and $2.0 million for 2030.

During the three months ended March 31, 2021, the Company agreed to settle its ongoing arbitration proceeding with CANbridge BIOMED Limited, or CANbridge, relating to an agreement in which the Company granted CANbridge an exclusive sub-license to develop and commercialize NERLYNX throughout greater China. The Company and CANbridge agreed to drop their respective claims against one another. At the same time, the Company entered into a separate transaction in which it agreed to pay CANbridge a one-time termination fee of $20.0 million in exchange for it returning to the Company all rights to NERLYNX in greater China.  The Company expensed the $20.0 million one-time termination fee to cost of sales in the three months ended March 31, 2021.

Recently Issued Accounting Standards:

In December 2019, the FASB issued ASU No 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. The amendments in ASU 2019-12 remove certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted.  ASU 2019-12 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with SEC regulations. The Company adopted ASU 2020-10 as of the reporting period beginning January 1, 2021. ASU 2020-10 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

Note 3—Accounts Receivable, Net:

Accounts receivable, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Trade accounts receivable	$22,800	$21,515
License revenue receivable	2,000	2,500
Royalty revenue receivable	2,358	2,528
Total accounts receivable	$27,158	$26,543
Allowance for credit losses	(1,000)	(1,000)
Total accounts receivable, net	$26,158	$25,543

Trade accounts receivable consist entirely of amounts owed from the Company’s customers related to product sales. License revenue receivable represents an amount owed from a sub-licensee under  a sub-license agreement. Royalty revenue receivable represents amounts owed related to royalty revenue recognized based on the Company’s sub-licensees’ sales in their respective territories in the periods ended March 31, 2021 and December 31, 2020.

For all accounts receivable, the Company recognized credit losses based on lifetime expected losses to selling, general and administrative expense in the consolidated statements of operations. In determining estimated credit losses, the Company evaluated its historical loss rates, current economic conditions and reasonable and supportable forecasts of future economic conditions. The Company recorded $0 and $1.0 million as a credit loss expense for the periods ended March 31, 2021 and December 31, 2020, respectively. The rollforward of the allowance for credit losses is as follows:

Allowance for credit losses (in thousands):
Beginning balance at January 1, 2021	$(1,000)
Provision for credit loss expense	—
Accounts receivable written-off	—
Recoveries	—
Total ending allowance balance as March 31, 2021	$(1,000)

Note 4—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Current:
CRO services	$1,308	$1,550
Other clinical development	3,322	2,718
Insurance	2,733	3,708
Professional fees	1,083	651
Other	3,143	2,635
	11,589	11,262
Long-term:
CRO services	198	518
Other clinical development	475	437
Other	657	790
	1,330	1,745
Totals	$12,919	$13,007

Other current prepaid amounts consist primarily of deposits, signing bonuses, licenses, subscriptions and software. Other long-term prepaid amounts consist primarily of deposits, signing bonuses, licenses, subscriptions, software, a capitalized sublease commission and a sublease tenant improvement allowance, net of amortization.

Note 5—Other Current Assets:

Other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Deposit for manufacturing costs	$—	$3,376
Deferred rent	198	198
Other	175	67
Totals	$373	$3,641

Other current asset amounts consist primarily of a deposit, capitalized sublease commission and a sublease tenant improvement allowance, net of amortization.

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

The Company also leases copier equipment for use in the office spaces. Components of lease expense include fixed lease expense and variable lease expense of approximately $1.2 million and $0.1 million, respectively, for each of the three months ended March 31, 2021 and March 31, 2020. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. The Company’s office and equipment leases generally have contractually specified minimum rent and annual rent increases that are included in the measurement of the ROU asset and related lease liability. Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in selling, general and administrative costs in the consolidated statements of operations when they are incurred.

Supplemental cash flow information related to leases for the three months ended March 31, 2021:

Operating cash flows used for operating leases (in thousands)	$1,380
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted average remaining lease term (in years)	5.0
Weighted average discount rate	10.9%

The future minimum lease payments under ASC 842 as of March 31, 2021 were as follows (in thousands):

Amount
2021 (remaining)	4,054
2022	5,483
2023	5,631
2024	5,805
2025	5,983
Thereafter	1,508
Total minimum lease payments	$28,464
Less: imputed interest	(6,534)
Total lease liabilities	$21,930

In February 2019, the Company entered into a long-term sublease agreement for 12,429 square feet of the office space in Los Angeles, California. The term of the lease runs until March 2026 and rent amounts payable to the Company increase approximately 3% per year. The Company recorded operating sublease income of $0.1 million for the three months ended March 31, 2021, respectively, in other income (expenses) in the consolidated statements of operations.

The future minimum lease payments to be received as of March 31, 2021 were as follows (in thousands):

Amount
2021 (remaining)	$351
2022	481
2023	495
2024	510
2025	525
Thereafter	134
Total	$2,496

Note 7—Property and Equipment, Net:

Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Leasehold improvements	$3,779	$3,779
Computer equipment	2,192	2,192
Telephone equipment	302	302
Furniture and fixtures	2,359	2,359
	8,632	8,632
Less: accumulated depreciation	(6,349)	(6,151)
Totals	$2,283	$2,481

For the three months ended March 31, 2021, the Company incurred depreciation expense of $0.2 million.

Note 8—Intangible Assets, Net:

Intangible assets, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Acquired and in-licensed rights	$90,000	$90,000
Less: accumulated amortization	(17,864)	(15,860)
Total intangible asset, net	$72,136	$74,140

For the three months ended March 31, 2021, the Company incurred amortization expense of $2.0 million. In June 2020, the Company entered into a letter agreement with Pfizer relating to the method of payment associated with a one-time milestone payment under the Company’s license agreement with Pfizer (see Note 13-Commitments and Contingencies). The estimated remaining useful life of the intangible assets as of March 31, 2021 is 9.0 years.

Note 9—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Current:
Accrued legal verdict expense	$47,731	$22,724
Accrued royalties	7,934	8,604
Accrued CRO services	1,795	3,474
Accrued variable consideration	9,050	9,014
Accrued bonus	2,039	7,788
Accrued compensation	5,135	4,820
Accrued other clinical development	1,512	1,904
Accrued professional fees	1,424	1,420
Accrued legal fees	1,599	383
Accrued manufacturing costs	476	752
Other	589	442
	79,284	61,325
Long-term:
Accrued legal verdict expense	—	24,822
Accrued CRO services	934	908
Accrued other	206	233
	1,140	25,963
Totals	$80,424	$87,288

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

Current accrued legal verdict expense includes an estimate of $22.9 million that may be owed to the plaintiff as a result of the jury verdict in Eshelman v. Puma Biotechnology, Inc., et al. The Company estimates the high end of potential damages in the matter could be approximately $27.9 million; however, the actual amount of damages payable by the Company is still uncertain and will be ascertained only after completion of the appeal and any subsequent proceeding, and such amount could be greater than the amount of expense already recognized or the high end of the estimate.

Additionally, current accrued legal verdict expense includes the Company’s estimate of $24.9 million that may be owed to class action participants as a result of the jury verdict in Hsu v. Puma Biotechnology, Inc., et al. While the final claims report received in Hsu reflects a total of $50.5 million in claimed damages, the Company intends to challenge these claims and estimates that actual claims could be as low as $24.9 million. The actual amount and timing of payment of damages in Hsu is uncertain and will be ascertained only after an extensive claims challenge process, the completion of post-trial proceedings and the exhaustion of any appeals. The Company has estimated the legal verdict expense for Hsu to be $24.9 million and has classified the accrual as current due to the uncertainty of the timing of the payment. Actual damages in the Hsu matter may be higher than the Company’s estimate. In addition, on September 9, 2019, the Court entered an order specifying the rate of prejudgment interest to be awarded on any valid claims at the 52-week Treasury Bill rate.

Other current accrued expenses consist primarily of business license fees, one half of the portion of employer Social Security payroll taxes deferred under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and other taxes, insurance and marketing fees.

Other long-term accrued expenses consist primarily of one half of the portion of employer Social Security payroll taxes deferred under the CARES Act, accrued compensation and deposit from a sublessee.

All accrued expenses are adjusted in the period the actual costs become known.

Note 10—Debt:

Long term debt consisted of the following (in thousands):

Loan and Security Agreement:

	March 31, 2021	Maturity Date
Total debt	$100,000	June 1, 2024
Accretion of final interest payment	3,675
Less: current portion of long-term debt	(22,857)
Less: deferred financing costs	(4,472)
Total long-term debt, net	$76,346

On June 28, 2019, or the Effective Date, the Company entered into an amendment and restatement of its loan and security agreement, which provided for a new credit facility, or the New Credit Facility, with Oxford Finance, LLC, or Oxford, as collateral agent, and the lenders party thereto from time to time, including Oxford, pursuant to which the Company repaid its outstanding debt, as well as all applicable exit and prepayment fees, owed to the lenders under its prior credit facility, using cash on hand and $100.0 million in new borrowings from the New Credit Facility.  Under the New Credit Facility, the Company issued to Oxford new and/or replacement secured promissory notes in an aggregate principal amount for all such promissory notes of $100.0 million evidencing the New Credit Facility.  No additional money remains available to the Company under the New Credit Facility.

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

The term loans under the New Credit Facility bear interest at an annual rate equal to the greater of (i) 9.0% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.5%. The Company is required to make monthly interest-only payments on each term loan under the New Credit Facility commencing on the first calendar day of the calendar month following the funding date of such term loan, and continuing on the first calendar day of each calendar month thereafter through August 1, 2021, or the Amortization Date. Commencing on the Amortization Date, and continuing on the first calendar day of each calendar month thereafter, the Company will make consecutive equal monthly payments of principal, together with applicable interest, in arrears to each lender under the New Credit Facility, calculated pursuant to the New Credit Facility. All unpaid principal and accrued and unpaid interest with respect to each term loan under the New Credit Facility is due and payable in full on June 1, 2024, or the Maturity Date. Upon repayment of such term loans, the Company is also required to make a final payment to the lenders equal to  7.5% of the aggregate principal amount of such term loans outstanding as of the Effective Date. The effective interest rate as of March 31, 2021 was 12.75%.

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

As of March 31, 2021, there were $100.0 million in term loans outstanding under the New Credit Facility, representing all of the Company’s long-term debt outstanding as of that date, and the Company was in compliance with all applicable covenants under the New Credit Facility.

The future minimum principal payments under the New Credit Facility as of March 31, 2021 were as follows (in thousands):

Amount
2021 (remaining)	$14,286
2022	34,286
2023	34,286
2024	17,142
Thereafter	—
Total	$100,000

Deferred Financing Costs

Deferred financing costs consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Deferred financing costs	$8,668	$8,668
Less: accumulated amortization	(4,196)	(3,666)
Included in long-term debt	$4,472	$5,002

Deferred financing costs are financing costs related to the Company’s outstanding debt. Amortization of debt issuance costs is expensed using the effective interest method and is included in interest expense in the consolidated statement of operations. For each of the three months ended March 31, 2021 and 2020, the Company recorded approximately $0.5 million of interest expense related to the amortization of debt issuance costs in the consolidated statements of operations.

Note 11—Stockholders’ Equity:

Common Stock:

The Company issued 0 and 500 shares of common stock upon exercise of stock options during the three months ended March 31, 2021 and 2020, respectively.  The Company issued 237,876 and 113,417 shares of common stock upon vesting of RSUs during the three months ended March 31, 2021 and 2020, respectively.

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

Stock Options and Restricted Stock Units:

The Company’s 2011 Incentive Award Plan, as amended, or the 2011 Plan, was adopted by the Company’s Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. As of March 31, 2021, a total of 12,529,412 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

All of the options awarded by the Company have been “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107 - Share Based Payment. As of March 31, 2021, 6,771,081 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2011 Plan and 1,051,438 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees and nonemployees was estimated using the Black-Scholes Option Pricing Method (see Note 2) with the following weighted-average assumptions used during the three months ended March 31:

	2021	2020
Dividend yield	0.0%	0.0%
Expected volatility	86.9%	102.7%
Risk-free interest rate	0.7%	1.0%
Expected life in years	5.81	5.80

The Company’s 2017 Employment Inducement Incentive Award Plan, as amended, or the 2017 Plan, was adopted by the Company’s Board of Directors on April 27, 2017. Pursuant to the 2017 Plan, the Company may grant stock options and RSUs, as well as other forms of equity-based compensation to employees, as an inducement to join the Company. The maximum term of stock options granted under the 2017 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. As of March 31, 2021, a total of 2,000,000  shares of the Company’s common stock have been reserved for issuance under the 2017 Plan. As of March 31, 2021, 1,173,262 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2017 Plan and 452,353 shares of the Company’s common stock are available for future issuance under the 2017 Plan.

Stock-based compensation expense was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2021	2020
Stock-based compensation:
Options -
Selling, general, and administrative	$1,007	$920
Research and development	228	841
Restricted stock units -
Selling, general, and administrative	2,594	3,772
Research and development	2,031	3,374
Total stock-based compensation expense	$5,860	$8,907

Activity with respect to options granted under the 2011 Plan and 2017 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	5,009,342	$71.42	5.1	$3,458
Granted	442,027	$12.02	9.9
Expired	(33,729)	$77.55
Outstanding at March 31, 2021	5,417,640	$66.53	5.2	$2,993
Nonvested at March 31, 2021	1,085,182	$11.26	9.3	$626
Exercisable	4,332,458	$80.38	4.2	$2,367

At March 31, 2021, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $8.4 million, which is expected to be recognized over a weighted-average period of 2.1 years. At March 31, 2021, the total estimated unrecognized employee compensation cost related to non-vested RSUs was approximately $22.3 million, which is expected to be recognized over a weighted-average period of 2.0 years. The weighted-average grant date fair value of options granted during the three months ended March 31, 2021 and 2020 was $8.54 and $7.86 per share, respectively. The weighted average grant date fair value of RSUs awarded during the three months ended March 31, 2021 and 2020 was $12.30 and $10.74 per share, respectively.

Stock Option Rollforward

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2020	899,672	$8.71
Granted	442,027	8.54
Vested/Issued	(256,517)	9.66
Nonvested shares at March 31, 2021	1,085,182	$8.42

Restricted Stock Unit Rollforward

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2020	1,854,205	$13.51
Granted	999,272	12.30
Vested/Issued	(237,876)	17.60
Forfeited	(88,898)	13.62
Nonvested shares at March 31, 2021	2,526,703	$12.65

Note 12—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $0.6 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

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

As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones totaling approximately $187.5 million if all such milestones are achieved. In connection with the FDA approval of NERLYNX in July of 2017, the Company triggered a one-time milestone payment pursuant to the agreement. In June 2020, the Company entered into a letter agreement, or the Letter Agreement, with Pfizer relating to the method of payment associated with a one-time milestone payment under the license agreement with Pfizer. The Letter Agreement permits the Company to make the milestone payment in installments with the remaining amount payable to Pfizer (including interest) to be made in September 2021 for approximately $21.9 million. Unpaid portions of the milestone payment will accrue interest at 6.25% per annum until paid. The installment payments and accrued interest are included in accrued in-licensed rights on the accompanying consolidated balance sheets.

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

Legal Proceedings

The Company and certain of its executive officers were named as defendants in the lawsuits detailed in Part II Item 1. “Legal Proceedings” of this Quarterly Report. The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q, or this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We have entered into exclusive sub-license agreements with various parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved, in numerous regions outside the United States, including Europe (excluding Russia and Ukraine), Australia, Canada, China, Southeast Asia, Israel, Mexico, South Korea, and various countries and territories in Central and South America. We plan to continue to pursue commercialization of NERLYNX in other countries outside the United States, if approved.

During the three months ended March 31, 2021, we agreed to settle our ongoing arbitration proceeding with CANbridge BIOMED Limited, or CANbridge, relating to an agreement in which we granted CANbridge an exclusive sub-license to develop and commercialize NERLYNX throughout greater China.  We and CANbridge agreed to drop our respective claims against one another.  At the same time, we entered into a separate transaction in which we agreed to pay CANbridge a one-time termination fee of $20 million in exchange for it returning to us all rights to NERLYNX in greater China.  Simultaneously with the recovery of such rights, we amended our existing sub-license agreement with Pierre Fabre Medicament SAS, or Pierre Fabre, to provide Pierre Fabre development, manufacturing and commercial rights to NERLYNX in greater China.  The amendment provided that we would receive an upfront payment of $50 million and that we are eligible to receive additional regulatory and sales-based milestone payments that could add up to an additional $240 million. In addition, we are entitled to receive double-digit tiered royalties on the sales of NERLYNX in greater China.

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

Impact of COVID-19

Our priorities during the COVID-19 pandemic are protecting the health and safety of our employees while continuing our mission to develop and commercialize innovative products to enhance cancer care. Substantially all geographic regions in which our U.S. sales force operates have imposed, and those regions or other regions in which our sales force operates may in the future impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19. These types of restrictions may deter or prevent cancer patients from traveling to see their doctors and result in a decline in revenue for NERLYNX, our only commercial product. Additionally, our commercial team and sales force have limited travel and personal interactions with physicians and customers, including visits to healthcare provider offices due to limitations that have been imposed at certain hospitals and medical facilities, and are currently conducting a large percentage of promotional activities virtually. These types of restrictions have adversely impacted our ability to engage with our customers and have adversely impacted sales of NERLYNX, and they may continue to do so. The respective commercial teams of certain of the companies to which we sub-license the commercial rights to NERLYNX, and on which we rely for our international sales, have chosen or have been forced to take similar action, and other sub-licensees of NERLYNX may choose or be forced to take similar action. Furthermore, the COVID-19 pandemic has resulted in dramatic increases in unemployment rates, which may result in a substantial number of people becoming uninsured or underinsured. Any of these developments may have an adverse effect on our revenue. We have observed disruptions in patient enrollments in the United States and in our SUMMIT basket trial. If the COVID-19 pandemic continues to spread in the geographies in which we are conducting clinical trials, we may experience additional disruptions in those clinical trials, which could have a material adverse impact on our clinical trial plans and timelines.

Our ability to continue to operate without any significant negative impacts will in part depend on the length and severity of the COVID-19 pandemic and our ability to protect our employees and our supply chain. We continue to follow and monitor recommended actions of government and health authorities to protect our employees worldwide. For the three months ended March 31, 2021, we and our key third-party suppliers and manufacturers were able to broadly maintain operations. We rely exclusively on third-party manufacturers to manufacture NERLYNX.

We intend to satisfy our near-term liquidity requirements through a combination of our existing cash and cash equivalents and marketable securities as of March 31, 2021 and proceeds that will become available to us through product sales, royalties and sub-license milestone payments. However, this intention is based on assumptions that may prove to be wrong. Changes may occur that would consume our available capital faster than anticipated, including the length and severity of the COVID-19 pandemic and measures taken to control the spread of COVID-19, as well as changes in and progress of our development activities, the impact of commercialization efforts, acquisitions of additional drug candidates and changes in regulation. Some of these developments have had and may continue to have an adverse effect on our revenue and thus could have an adverse effect on our ability to satisfy the minimum revenue covenants in our loan and security agreement.

Critical Accounting Policies

As of the date of the filing of this Quarterly Report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2021 from our accounting policies at December 31, 2020, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. We accounted for the following related to sub-license agreements during the three months ended March 31, 2021:

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

Legal Contingencies and Expense:

For legal contingencies, we accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Legal fees and expenses are expensed as incurred based on invoices or estimates provided by legal counsel. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust the accrual as necessary. We determine whether a contingency should be disclosed by assessing whether a material loss is deemed reasonably possible. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss (see Note 13-Commitments and Contingencies in the accompanying notes to the financial statements).

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

Royalty revenue:

Royalty revenue consists of consideration earned related to product sales made by our sub-licensees in their respective territories pursuant to our sub-license agreements.

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

Selling, general and administrative expenses:

Selling, general and administrative expenses, or SG&A Expenses, consist primarily of salaries and payroll-related costs, stock-based compensation expense, professional fees, business insurance, rent, general legal activities, credit loss expense and other corporate expenses. We expense SG&A Expenses as they are incurred.

Research and development expenses:

Research and development expenses, or R&D Expenses, include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for the manufacturing of clinical materials and clinical trials. During the three months ended March 31, 2021 and 2020, our R&D Expenses consisted primarily of clinical research organization, or CRO, fees; fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our R&D Expenses as they are incurred. Internal R&D Expenses primarily consist of payroll-related costs and also include equipment costs, travel expenses and supplies.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Total revenue:

For the three months ended March 31, 2021, total revenue was approximately $98.2 million, compared to $51.2 million for the three months ended March 31, 2020.

Product revenue, net:

Product revenue, net was approximately $45.8 million for the three months ended March 31, 2021, compared to $48.6 million for the three months ended March 31, 2020. The decrease in product revenue, net was attributable to a volume decrease of approximately 20% in bottles of NERLYNX sold, and an increase in reserves for variable consideration from approximately 16% of product revenue for the three months ended March 31, 2020 to approximately 19% of product revenue for the three months ended March 31, 2021. The increase in reserves for variable consideration is primarily due to an increase in government rebates as a percentage of gross revenue. The decrease in product revenue, net was partially offset by an increase in gross selling price that occurred in the third quarter of 2020 and in the first quarter of 2021.

License revenue:

License revenue was approximately $50.0 million for the three months ended March 31, 2021, compared to approximately $2.0 million for the three months ended March 31, 2020. The increase in license revenue is due to a large, upfront payment in connection with an amendment to a sub-license agreement entered into during the three months ended March 31, 2021, compared to a smaller, milestone achievement reached during the three months ended March 31, 2020.

Royalty revenue:

Royalty revenue was approximately $2.4 million for the three months ended March 31, 2021, compared to $0.6 million for the three months ended March 31, 2020. The increase was due to increased product sales by our sub-licensees as they began to commercialize NERLYNX in additional territories.

Cost of sales:

Cost of sales was approximately $29.6 million for the three months ended March 31, 2021, compared to $9.1 million for the three months ended March 31, 2020. The increase in cost of sales was primarily attributable to a one-time license termination fee, an increase in the amortization of the intangible asset under our license agreement with Pfizer and increased royalty expense due to Pfizer related to the increase in royalty revenue, which was partially offset by decreased royalty expenses due to Pfizer related to the decrease in product revenue, net.

Selling, general and administrative expenses:

For the three months ended March 31, 2021, SG&A Expenses were approximately $28.2 million, compared to approximately $30.9 million for the three months ended March 31, 2020. SG&A Expenses for the three months ended March 31, 2021 and 2020 were as follows:

Selling, general, and administrative expenses	For the Three Months Ended		Change
(in thousands)	March 31,		$	%
	2021	2020	2021/2020	2021/2020
Payroll and related costs	$10,511	$10,567	$(56)	-0.5%
Professional fees and expenses	10,683	10,430	253	2.4%
Travel and meetings	1,012	2,416	(1,404)	-58.1%
Facilities and equipment costs	1,394	1,437	(43)	-3.0%
Stock-based compensation	3,601	4,692	(1,091)	-23.3%
Other	1,037	1,395	(358)	-25.7%
	$28,238	$30,937	$(2,699)	-8.7%

For the three months ended March 31, 2021, SG&A Expenses decreased by approximately $2.7 million compared to the same period in 2020, primarily attributable to the following:

•

a decrease in stock-based compensation expense of approximately $1.1 million primarily due to a decrease of approximately $2.0 million for stock awards that have fully vested and a decrease of approximately $0.7 million from stock awards forfeited, partially offset by an increase of approximately $1.6 million from new grants;

•	a decrease in travel and meetings of approximately $1.4 million related to travel restrictions due to the COVID-19 pandemic; and

•	a decrease in other expense of $0.4 million due to lower sponsorships, software, educational and training costs in the Commercial department.

These decreases were partially offset by:

•

an increase in professional fees and expenses of approximately $0.3 million, consisting of an increase of approximately $1.1 million in legal related expenses and $0.1 million related to higher insurance premiums, partially offset by decreases of approximately $0.7 million in connection with consultants and contractors and $0.2 million in IT related costs.

Research and development expenses:

For the three months ended March 31, 2021, R&D expenses were approximately $20.2 million, compared to approximately $25.5 million for the three months ended March 31, 2020. R&D expenses for the three months ended March 31, 2021 and 2020 were as follows:

Research and development expenses	For the Three Months Ended		Change
(in thousands)	March 31,		$	%
	2021	2020	2021/2020	2021/2020
Clinical trial expense	$6,126	$8,811	$(2,685)	-30.5%
Internal R&D	10,260	10,229	31	0.3%
Consultant and contractors	1,583	2,200	(617)	-28.0%
Stock-based compensation	2,259	4,215	(1,956)	-46.4%
	$20,228	$25,455	$(5,227)	-20.5%

For the three months ended March 31, 2021, R&D Expenses decreased approximately $5.2 million compared to the same period in 2020, primarily attributable to the following:

•	a decrease in clinical trial expense of approximately $2.7 million, primarily due to the close out of NALA clinical trials and lower CRO expenses due to two studies nearing completion;

•

a decrease in stock-based compensation expense of approximately $2.0 million, primarily due to a decrease of approximately $2.5 million for stock awards that fully vested and a decrease of approximately $0.3 million from stock award forfeitures, partially offset by an increase of approximately $0.9 million from new grants and other immaterial fluctuations; and

•

a decrease in consultant and contractor expense of approximately $0.6 million, primarily due to the close out of NALA clinical trials and the use of fewer contractors and other immaterial fluctuations.

Other income (expenses):

Other income (expenses)	For the Three Months Ended		Change
(in thousands)	March 31,		$	%
	2021	2020	2021/2020	2021/2020
Interest income	$13	$386	$(373)	-96.6%
Interest expense	(3,450)	(3,068)	(382)	12.5%
Legal verdict expense	(185)	(93)	(92)	98.9%
Other income	42	93	(51)	-54.8%
	$(3,580)	$(2,682)	$(898)	33.5%

Interest income:

For the three months ended March 31, 2021, interest income decreased approximately $0.4 million compared to the three months ended March 31, 2020. The decrease in interest income reflects less cash invested in money market accounts and high-yield savings accounts in 2021 compared to 2020.

Interest expense:

For the three months ended March 31, 2021, we recognized approximately $3.5 million in interest expense, compared to $3.1 million of interest expense for the three months ended March 31, 2020. The increase in interest expense was primarily the result of the interest expense for the milestone payments being paid to Pfizer in installments.

Legal verdict expense:

For the quarter ended March 31, 2021, we recognized $0.2 million in legal verdict expense, which represents an estimate of service fees incurred related to the class action administrator and pre-judgment interest as a result of the Hsu v. Puma Biotechnology, Inc., et al. claims process and post-judgment interest for the Eshelman v. Puma Biotechnology, Inc., et al. judgment.

There was no material change in legal verdict expense compared to the quarter ended March 31, 2020.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2021 and December 31, 2020, and for the three months ended March 31, 2021 and 2020, and is intended to supplement the more detailed discussion that follows:

	As of	As of
Liquidity and capital resources (in thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$95,653	$85,293
Marketable securities	$13,397	$8,096
Working capital	$23,357	$31,884
Stockholders' equity (deficit)	$16,437	$(5,951)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Cash provided by (used in):
Operating activities	$15,661	$(11,540)
Investing activities	(5,301)	34,377
Net increase in cash, cash equivalents and restricted cash	$10,360	$22,837

Operating Activities:

For the three months ended March 31, 2021, we reported net income of approximately $16.5 million, compared to a net loss of approximately $16.9 million for the same period in 2020. Additionally, cash provided by operating activities for the three months ended March 31, 2021 was approximately $15.7 million compared to approximately $11.5 million of cash used in operating activities for the same period in 2020.

Cash provided by operating activities for the three months ended March 31, 2021 consisted of net income of approximately $16.5 million, approximately $8.8 million of non-cash items, such as stock-based compensation and depreciation and amortization, and a decrease in other current assets of approximately $3.3 million; partially offset by a decrease in accrued expenses and other of approximately $6.6 million, an increase in inventory of approximately $4.3 million, a decrease in accounts payable of approximately $1.4 million and an increase in accounts receivable, net of approximately $0.6 million.

Cash used in operating activities for the three months ended March 31, 2020 consisted of a net loss of approximately $16.9 million, an increase in accounts receivable, net of approximately $2.6 million, an increase in prepaid expenses and other of approximately $1.1 million and a decrease in accounts payable of approximately $1.9 million; partially offset by approximately $10.8 million of non-cash items, such as stock-based compensation and depreciation and amortization, an increase in accrued expenses of approximately $0.4 million and other immaterial fluctuations.

Investing Activities:

During the three months ended March 31, 2021, cash used by investing activities was approximately $5.3 million, compared to net cash provided by investing activities of $34.4 million for the same period in 2020.

Cash used in investing activities during the three months ended March 31, 2021 consisted of approximately $10.7 million of available-for-sale securities, partially offset by maturities of approximately $5.4 million of available-for-sale securities.

Net cash provided by investing activities during the three months ended March 31, 2020 consisted of approximately $34.4 million of maturities of available-for-sale securities.

Financing Activities:

During the three months ended March 31, 2021, and the same period in 2020, cash was unchanged by financing activities.

Loan and Security Agreement:

In October 2017, we entered into a loan and security agreement with Silicon Valley Bank, or SVB, as administrative agent, and the lenders party thereto from time to time, or the Original Lenders, including Oxford Finance, LLC, or Oxford, and SVB. Pursuant to the terms of the credit facility provided for by the loan and security agreement, or the Original Credit Facility, we borrowed $50 million. In May 2018, we entered into an amendment to the loan and security agreement, which provided for an amended credit facility, or the Amended Credit Facility. Under the Amended Credit Facility, the Original Lenders agreed to make term loans available to us in an aggregate amount of $155 million, consisting of (i) an aggregate amount of $125 million, the proceeds of which, in part, were used to repay the $50 million we borrowed under the Original Credit Facility, and (ii) an aggregate amount of $30 million that we drew in December 2018, which was available under the Amended Credit Facility as a result of achieving a specified minimum revenue milestone.

On June 28, 2019, or the Effective Date, we entered into an amendment and restatement of the loan and security agreement, which provided for a new credit facility, or the New Credit Facility, with Oxford, as collateral agent, and the lenders party thereto from time to time, including Oxford, pursuant to which we repaid the $155.0 million outstanding under the Amended Credit Facility, as well as all applicable exit and prepayment fees, owed to the Original Lenders under the Amended Credit Facility, using cash on hand and $100.0 million in new borrowings from the New Credit Facility. Under the New Credit Facility, we issued to Oxford new and/or replacement secured promissory notes in an aggregate principal amount for all such promissory notes of $100.0 million evidencing the New Credit Facility. No additional money remains available to us under the New Credit Facility.

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

The term loans under the New Credit Facility bear interest at an annual rate equal to the greater of (i) 9.0% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.5%. We are required to make monthly interest-only payments on each term loan under the New Credit Facility commencing on the first calendar day of the calendar month following the funding date of such term loan, and continuing on the first calendar day of each calendar month thereafter through August 1, 2021, or the Amortization Date. Commencing on the Amortization Date, and continuing on the first calendar day of each calendar month thereafter, we will make consecutive equal monthly payments of principal, together with applicable interest, in arrears to each lender under the New Credit Facility, calculated pursuant to the New Credit Facility. All unpaid principal and accrued and unpaid interest with respect to each term loan under the New Credit Facility is due and payable in full on June 1, 2024, or the Maturity Date. Upon repayment of such term loans, we are also required to make a final payment to the lenders equal to 7.5% of the aggregate principal amount of such term loans outstanding as of the Effective Date. The effective interest rate as of March 31, 2021 was 12.75%.

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

On February 27, 2020, we entered into an amendment of the New Credit Facility with Oxford to establish our minimum revenue thresholds for the trailing year to date periods ending March 31, June 30, September 30, and December 31, 2020 and the fiscal year 2021. On August 5, 2020, we entered into an amendment of the New Credit Facility with Oxford to amend the minimum revenue thresholds for the trailing year to date periods ending September 30 and December 31, 2020. On February 3, 2021, we entered into an amendment of the New Credit Facility with Oxford to establish our minimum revenue thresholds for the trailing year to date periods ending March 31, June 30, September 30 and December 31, 2021.

As of March 31, 2021, there were $100.0 million in term loans outstanding under the New Credit Facility, representing all of our long-term debt outstanding as of that date, and we were in compliance with all applicable covenants under the New Credit Facility.

Current and Future Financing Needs:

We did not receive or record any product revenues until the third quarter of 2017. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our research and development efforts and our commercialization efforts.

We may choose to begin new research and development efforts or we may choose to launch additional marketing efforts. These efforts may require funding in addition to the cash and cash equivalents totaling approximately $95.7 million and $13.4 million in marketable securities available at March 31, 2021. While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will need to generate significant revenue to sustain operations and successfully commercialize neratinib. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Our ability to obtain funding may be adversely impacted by uncertain market conditions, including on account of the global COVID-19 pandemic, our success in commercializing neratinib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time.

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

Non-GAAP Financial Measures

In addition to our operating results, as calculated in accordance with generally accepted accounting principles, or GAAP, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance. The following table presents our net loss and net loss per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation. For the three months ended March 31, 2021, stock-based compensation represented approximately 12.1% of our operating expenses, compared to 15.8% for the same period in 2020, in each case excluding cost of sales. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Adjusted Net Income (Loss) and

GAAP Net Income (Loss) Per Share to Non-GAAP Adjusted Net Income (Loss) Per Share

(in thousands except share and per share data)

	For the Three Months Ended March 31,
	2021		2020
GAAP net income (loss)	$16,528		$(16,933)
Adjustments:
Stock-based compensation -
Selling, general and administrative	3,601		4,692	(1)
Research and development	2,259		4,215	(2)
Non-GAAP adjusted net income (loss)	$22,388		$(8,026)

GAAP net income (loss) per share—basic	$0.41		$(0.43)
Adjustment to net income (loss) (as detailed above)	0.15		0.23
Non-GAAP adjusted basic net income (loss) per share	$0.56	(3)	$(0.20)	(3)

GAAP net income (loss) per share—diluted	$0.40		$(0.43)
Adjustment to net income (loss) (as detailed above)	0.15		0.23
Non-GAAP adjusted diluted net income (loss) per share	$0.55	(4)	$(0.20)	(5)

(1) To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.

(3) Non-GAAP adjusted basic net income (loss) per share was calculated based on 40,260,864 and 39,291,162 weighted-average shares of common stock outstanding for the three months ended March 31, 2021 and 2020, respectively.

(4) Non-GAAP adjusted diluted net income per share was calculated based on 40,894,868 weighted-average shares of common stock outstanding for the three months ended March 31, 2021.

(5) Potentially dilutive common stock equivalents (stock options, restricted stock units and warrants) were not included in this non-GAAP adjusted diluted net loss per share for the three months ended March 31, 2020, as these shares would be considered anti-dilutive.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet agreements,” as defined by SEC regulations.

Contractual Obligations

In June 2020, we entered into a letter agreement, or the Letter Agreement, with Pfizer relating to the method of payment associated with our achievement of a milestone that triggered a $40 million payment under our license agreement with Pfizer. The Letter Agreement permits us to make the milestone payment in installments with the majority of the amount payable to Pfizer (including interest) to be made in 2021 and the final payment occurring by September 30, 2021. Unpaid portions of the milestone payment will accrue interest at 6.25% per annum until paid.

Other than as described in the preceding paragraph, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invested our excess cash primarily in cash equivalents such as money market investments as of March 31, 2021. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of borrowings outstanding under our loan and security agreement. As of March 31, 2021, the outstanding principal amount of our borrowings was $100.0 million. Our borrowings under the loan and security agreement, as amended, bear interest at an annual rate equal to the greater of (i) 9.0% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 3.5%. Changes in the prime rate may therefore affect our interest expense associated with our borrowings under the loan and security agreement.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Hsu v. Puma Biotechnology, Inc., et al.

On June 3, 2015, Hsingching Hsu, individually and on behalf of all others similarly situated, filed a class action lawsuit against us and certain of our executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG). On October 16, 2015, lead plaintiff Norfolk Pension Fund filed a consolidated complaint on behalf of all persons who purchased our securities between July 22, 2014 and May 29, 2015. A trial on the claims relating to four statements alleged to have been false or misleading was held from January 15 to January 29, 2019. At trial, the jury found that three of the four challenged statements were not false or misleading, and thus found in the defendants’ favor on those claims. The jury found liability as to one statement and awarded a maximum of $4.50 per share in damages, which represents approximately 5% of the total claimed damages of $87.20 per share. On September 9, 2019, the Court entered an order specifying the rate of prejudgment interest to be awarded on any valid claims at the 52-week Treasury Bill rate. On September 8, 2020, the claims administrator submitted its final claims report to the Court and, on October 9, 2020, the claims administrator submitted its supplemental claims report. The claims report reflects approximately $50.5 million in claimed damages. We disagree with the amount of claimed damages. On November 27, 2020, the Court issued an order setting out the process for challenging claims. Based on a review of specific claims and subject to the outcome of the claims challenge process, we believe that total claimed damages after all claims challenges have been adjudicated could range from $24.9 million to $51.4 million. The total amount of aggregate class-wide damages still remains uncertain and will be ascertained only after the claims challenge process and the exhaustion of any appeals. It is reasonably possible that the final total damages awarded will differ from these estimates; however, the amount is not estimable at this time. A final judgment has not been entered.

Eshelman v. Puma Biotechnology, Inc., et al.

In February 2016, Fredric N. Eshelman filed a lawsuit against our Chief Executive Officer and President, Alan H. Auerbach, and us in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D). The complaint generally alleged that we and Mr. Auerbach made defamatory statements regarding Dr. Eshelman in connection with a proxy contest. In May 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach. A trial on the remaining defamation claims against us took place from March 11 to March 15, 2019. At trial, the jury found us liable and awarded Dr. Eshelman $15.9 million in compensatory damages and $6.5 million in punitive damages. We strongly disagree with the verdict and, on April 22, 2019, filed a motion for a new trial or, in the alternative, a reduced damages award. The Court denied that motion on March 2, 2020. We have appealed that ruling and the verdict. Additionally, after trial, the plaintiff filed a motion seeking approximately $3 million in attorneys’ fees, as well as pre-judgment interest. In the Court’s March 2 ruling, it denied the motion for attorneys’ fees but granted the request for pre-judgment interest, bringing the total judgment to $26.3 million. On March 30, 2020, the plaintiff filed a notice of cross-appeal and conditional cross-appeal, appealing the Court’s order denying the plaintiff’s request for attorneys’ fees and conditionally cross-appealing a Court ruling that certain communications between Mr. Auerbach and his attorneys were protected by attorney-client privilege and a related evidentiary ruling. We estimate the high end of potential damages in the matter could be approximately $27.9 million; however, the actual amount of damages payable by us is still uncertain and will be ascertained only after completion of the appeal and any subsequent proceeding, and such amount could be greater than the amount of expense already recognized or the high end of the estimate. The United States Court of Appeals for the Fourth Circuit heard oral argument in our appeal on May 4, 2021.

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

Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report. There has been no material change in our risk factors subsequent to the filing of our prior reports referenced above. However, the risks described in our reports are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any of our equity securities without registration under the Securities Act of 1933, as amended, during the three months ended March 31, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) promulgated under the Exchange Act made any purchases of our equity securities during the quarter ended March 31, 2021.

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

3.2	Third Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2019 and incorporated herein by reference)

10.1+*	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated February 3, 2021, by and between the Company and Oxford Finance LLC, as collateral agent and Lender

10.2+*	Termination Agreement, dated February 24, 2021, by and between the Company and CANbridge BIOMED Limited

10.3+*	Amendment No. 3 to the License Agreement, dated February 24, 2021, by and between the Company and Pierre Fabre Medicament SAS

31.1+

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

31.2+

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

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

PUMA BIOTECHNOLOGY, INC.

Date: May 6, 2021	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Maximo F. Nougues
Maximo Nougues
Chief Financial Officer
(Principal Financial and Accounting Officer)