Form 10-Q
period 2021-09-30
PUMA BIOTECHNOLOGY, INC.
filed 2021-11-04
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 40,885,645 shares of Common Stock, par value $0.0001 per share, were outstanding as of October 29, 2021.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$63,947	$85,293
Marketable securities	23,596	8,096
Accounts receivable, net of allowance for credit loss of $0 and $1,000	23,799	25,543
Inventory, net	7,206	3,454
Prepaid expenses, current	9,074	11,262
Restricted cash, current	8,850	8,850
Other current assets	451	3,641
Total current assets	136,923	146,139
Lease right-of-use assets, net	14,641	16,404
Property and equipment, net	1,924	2,481
Intangible assets, net	68,129	74,140
Restricted cash, long-term	3,311	3,311
Prepaid expenses and other, long-term	1,359	1,745
Total assets	$226,287	$244,220
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$20,047	$12,076
Accrued expenses, current	90,782	61,325
Accrued in-licensed rights, current	—	20,993
Post-marketing commitment liability, current	1,978	2,481
Lease liabilities, current	3,454	3,094
Current portion of long-term debt	—	14,286
Total current liabilities	116,261	114,255
Accrued expenses, long-term	1,212	25,963
Lease liabilities, long-term	16,911	19,549
Post-marketing commitment liability, long-term	6,023	6,379
Long-term debt	96,802	84,025
Total liabilities	237,209	250,171
Commitments and contingencies (Note 13)
Stockholders' deficit:
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 40,860,842 shares issued and outstanding at September 30, 2021 and 40,086,387 issued and outstanding at December 31, 2020	4	4
Additional paid-in capital	1,360,057	1,331,676
Accumulated other comprehensive loss	(2)	—
Accumulated deficit	(1,370,981)	(1,337,631)
Total stockholders' deficit	(10,922)	(5,951)
Total liabilities and stockholders' deficit	$226,287	$244,220

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Product revenue, net	$43,426	$49,333	$138,098	$146,713
License revenue	—	—	50,250	22,700
Royalty revenue	2,819	1,421	9,450	3,140
Total revenue	46,245	50,754	197,798	172,553
Operating costs and expenses:
Cost of sales	10,279	9,943	51,806	28,434
Selling, general and administrative	26,084	29,598	93,832	89,882
Research and development	18,836	23,344	57,702	73,490
Total operating costs and expenses	55,199	62,885	203,340	191,806
Loss from operations	(8,954)	(12,131)	(5,542)	(19,253)
Other income (expenses):
Interest income	13	22	147	474
Interest expense	(3,121)	(3,627)	(10,089)	(10,479)
Legal verdict expense	(24,498)	(15,855)	(9,781)	(16,041)
Loss on debt extinguishment	(8,146)	—	(8,146)	—
Other income	71	128	173	298
Total other expenses	(35,681)	(19,332)	(27,696)	(25,748)
Net loss before income taxes	$(44,635)	$(31,463)	$(33,238)	$(45,001)
Income tax expense	$(37)	—	$(112)	—
Net loss	$(44,672)	$(31,463)	$(33,350)	$(45,001)
Net loss per share of common stock—basic	$(1.09)	$(0.79)	$(0.82)	$(1.14)
Net loss per share of common stock—diluted	$(1.09)	$(0.79)	$(0.82)	$(1.14)
Weighted-average shares of common stock outstanding—basic	40,813,609	39,695,444	40,520,041	39,473,691
Weighted-average shares of common stock outstanding—diluted	40,813,609	39,695,444	40,520,041	39,473,691

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(44,672)	$(31,463)	$(33,350)	$(45,001)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax of $0 and $0	(1)	(1)	(2)	(65)
Reclassifications of gain on available-for-sale securities, included in “Other income (expenses)", net of tax of $0 and $0	—	—	—	3
Comprehensive loss	$(44,673)	$(31,464)	$(33,352)	$(45,063)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

(unaudited)

For the Three Months Ended September 30, 2021
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at June 30, 2021	40,733,928	$4	$1,355,775	$(1)	$(1,326,309)	$29,469
Stock-based compensation	—	—	4,282	—	—	4,282
Shares issued or restricted stock units vested under employee stock plans	126,914	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(44,672)	(44,672)
Balance at September 30, 2021	40,860,842	$4	$1,360,057	$(2)	$(1,370,981)	$(10,922)

For the Three Months Ended September 30, 2020
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at June 30, 2020	39,626,917	$4	$1,314,572	$1	$(1,291,174)	$23,403
Stock-based compensation	—	—	7,565	—	—	7,565
Shares issued or restricted stock units vested under employee stock plans	94,014	—	43	—	—	43
Unrealized loss on available-for-sale securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(31,463)	(31,463)
Balance at September 30, 2020	39,720,931	$4	$1,322,180	$-	$(1,322,637)	$(453)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

(unaudited)

For the Nine Months Ended September 30, 2021
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2020	40,086,387	$4	$1,331,676	$—	$(1,337,631)	$(5,951)
Stock-based compensation	—	—	28,381	—	—	28,381
Shares issued or restricted stock units vested under employee stock plans	774,455	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(33,350)	(33,350)
Balance at September 30, 2021	40,860,842	$4	$1,360,057	$(2)	$(1,370,981)	$(10,922)

For the Nine Months Ended September 30, 2020
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2019	39,203,304	$4	$1,295,033	$62	$(1,277,636)	$17,463
Stock-based compensation	—	—	27,102	—	—	27,102
Shares issued or restricted stock units vested under employee stock plans	517,627	—	45	—	—	45
Reclassification of gain on available-for-sale securities	—	—	—	3	—	3
Unrealized loss on available-for-sale securities	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	(45,001)	(45,001)
Balance at September 30, 2020	39,720,931	$4	$1,322,180	$—	$(1,322,637)	$(453)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(33,350)	$(45,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,327	7,085
Stock-based compensation	28,381	27,102
Provision for credit loss expense	(1,000)	—
Loss on debt extinguishment	8,146	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,744	1,759
Inventory, net	(3,752)	26
Prepaid expenses and other	2,574	4,413
Other current assets	3,190	(3,103)
Accounts payable	7,971	(6,655)
Accrued expenses and other	3,713	20,951
Deferred rent	—	(44)
Post-marketing commitment liability	(859)	(125)
Net cash provided by operating activities	26,085	6,408
Investing activities:
Purchase of property and equipment	—	(23)
Purchase of available-for-sale securities	(38,073)	(24,430)
Maturity of available-for-sale securities	22,571	57,033
Purchase of intangible assets	—	(10,000)
Net cash (used in) provided by investing activities	(15,502)	22,580
Financing activities:
Net proceeds from shares issued under employee stock plans	—	45
Proceeds from debt	98,500	8,444
Payment of debt	(100,000)	(8,444)
Payment of prepayment costs, end of loan payment and other extinguishment costs	(8,519)	—
Payment of debt issuance costs	(1,910)	—
Installment payment for purchase of intangible asset	(20,000)	—
Net cash (used in) provided by financing activities	(31,929)	45
Net (decrease) increase in cash, cash equivalents and restricted cash	(21,346)	29,033
Cash, cash equivalents and restricted cash, beginning of period	97,454	73,210
Cash, cash equivalents and restricted cash, end of period	$76,108	$102,243

Supplemental disclosures of non-cash investing and financing activities:
Intangibles in accrued expenses	$—	$30,000

Supplemental disclosure of cash flow information:
Interest paid	$7,914	$7,021
Income taxes paid	$84	$183

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

The condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern within one year from the date of issuance of these condensed consolidated financial statements.  However due to the factors described below, there is substantial doubt about the Company's ability to continue as a going concern for the twelve months following the issuance date of the unaudited condensed consolidated financial statements for three and nine months ended September 30, 2021.

The Company has reported a net loss of approximately $44.7 million and net loss of approximately $33.4 million for the three and nine months ended September 30, 2021, respectively, and cash flows from operations of approximately $26.1 million for the nine months ended September 30, 2021. The Company’s commercialization, research and development or marketing efforts may require funding in addition to the cash and cash equivalents totaling approximately $63.9 million and marketable securities totaling approximately $23.6 million available at September 30, 2021. As a result, the Company is likely to need to obtain additional funding to sustain operations and continue to successfully commercialize neratinib in the United States. While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future. The Company’s ability to obtain funding may be adversely impacted by uncertain market conditions, including the COVID-19 pandemic, the Company’s success in commercializing neratinib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time.

Since its inception through September 30, 2021, the Company’s financing has consisted of proceeds from product and license revenue, public offerings of its common stock, private equity placements, and borrowings under its prior loan and security agreement, which borrowings were paid off in July 2021 using new borrowings from the issuance of notes under the Company’s Note Purchase Agreement. Additionally, the Company anticipates it may need to make two cash payments relating to the settlement of its class action legal matter totaling $54.2 million in the first six months of 2022, the payment of which could place the Company in noncompliance with the cash covenant of the Company's financial debt covenants, which raises substantial doubt about the Company's ability to continue as a going concern. For additional detail regarding the current status of the Company's class action litigation, see Note 9, Accrued Expenses.

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

	Three and Nine Months Ended September 30, 2021
	2021	2020
Options outstanding	4,757,783	5,179,581
Warrant outstanding	2,116,250	2,116,250
Unvested restricted stock units	1,891,958	2,237,615
Totals	8,765,991	9,533,446

The 2,116,250 shares underlying the warrant will not have an impact on our diluted net income (loss) per share until the average market price of our common stock exceeds the exercise price of $16 per share. Refer to Note 11 for further details about the warrant.

A reconciliation of the numerators and denominators of the basic and diluted net loss per share of common stock computations is as follows (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(44,672)	$(31,463)	$(33,350)	$(45,001)
Denominator:
Weighted average common stock outstanding for basic net loss per share	40,814	39,695	40,520	39,474
Net effect of dilutive common stock equivalents	—	—	—	—
Weighted average common stock outstanding for diluted net loss per share	40,814	39,695	40,520	39,474
Net loss per share of common stock
Basic	$(1.09)	$(0.79)	$(0.82)	$(1.14)
Diluted	$(1.09)	$(0.79)	$(0.82)	$(1.14)

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

If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the nine months ended September 30, 2021 and 2020.

Reserves for Variable Consideration:

Revenue from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its customers, payors, and other indirect customers relating to the Company’s sale of its products. These reserves, as detailed below, are based on the related sales, and are classified as reductions of accounts receivable, net when the right of offset exists in accordance with Accounting Standards Update ("or "ASU") ASU 2013-1, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, or as a current liability. These estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method in ASC 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not be probable to occur in a future period for the estimates detailed below as of September 30, 2021 and, therefore, the transaction price was not reduced further during the quarter ended September 30, 2021. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances:

The Company generally provides customers with discounts, which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. The reserve for discounts is established in the same period that the related revenue is recognized, together with reductions to accounts receivable, net on the consolidated balance sheets. In addition, the Company compensates its customers for sales order management, data, and distribution services. The Company has determined such services received to date are not distinct from the Company’s sale of products to its customers and, therefore, these payments have been recorded as a reduction of revenue within the consolidated statements of operations.

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

As of September 30, 2021, the total potential milestone payments that would be due to the Company upon achievement of all respective performance obligations under the sub-license agreements is approximately $581.3 million. At this time, the Company cannot estimate if or when these milestone-related performance obligations might be achieved.

Royalty Revenue:

For sub-license agreements that are within the scope of ASC 606, the Company recognizes revenue when the related sales occur in accordance with the sales-based royalty exception under ASC 606-10-55-65.

Royalty revenue consists of consideration earned related to international sales of NERLYNX made by the Company’s sub-licensees in their respective territories. The Company recognizes royalty revenue when the performance obligations have been satisfied. Royalty revenue was $2.8 million and $9.5 million for the three and nine months ended September 30, 2021, respectively.

Legal Contingencies and Expense:

For legal contingencies, the Company accrues a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Legal fees and expenses are expensed as incurred based on invoices or estimates provided by legal counsel. The Company periodically evaluates available information, both internal and external, relative to such contingencies and adjusts the accrual as necessary. The Company determines whether a contingency should be disclosed by assessing whether a material loss is deemed reasonably possible. In determining whether a loss should be accrued, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss (see Note 13, Commitments and Contingencies).

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

Warrants:

Warrants (refer to Note 11 for further details) granted to employees and nonemployees are normally valued at the fair value of the instrument on the grant date and are recognized in the condensed statement of operations over the requisite service period. When the requisite service period precedes the grant date and a market condition exists in the warrant, the Company values the warrant using the Monte Carlo Simulation Method. When the terms of the warrant become fixed, the Company values the warrant using the Black-Scholes Option Pricing Method. As allowed by ASC 718, the Company’s estimate of expected volatility is based on its average volatilities using its publicly traded history. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant valuation. In determining the value of the warrant until the terms are fixed, the Company factors in the probability of the market condition occurring and several possible scenarios. When the requisite service period precedes the grant date and is deemed to be complete, the Company records the fair value of the warrant at the time of issuance as an equity stock-based compensation transaction. The grant date is determined when all pertinent information, such as exercise price and quantity are known. Compensation expense related to warrant modifications is measured based on the fair value of the warrant as of the modification date. Any incremental compensation expense arising from the excess of the fair value of the warrant on the modification date compared to the fair value of the warrant immediately before the modification date is recognized at the modification date or ratably over the requisite service period, as appropriate.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2021, the Company’s uncertain tax position reserves include a reserve for its R&D credits.

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

Restricted Cash:

Restricted cash represents cash held at financial institutions that is pledged as collateral for stand-by letters of credit for lease and legal verdict commitments. The lease-related letters of credit will lapse at the end of the respective lease terms through 2026. At each of September 30, 2021 and December 31, 2020, the Company had restricted cash in the amount of $12.2 million.

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

Following are the major categories of assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

September 30, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents	$46,242	$—	$—	$46,242
Commercial paper	—	16,883	—	16,883
Corporate bonds	—	6,713	—	6,713
Totals	$46,242	$23,596	$—	$69,838

December 31, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents	$59,919	$11,798	$—	$71,717
Commercial paper	—	8,096	—	8,096
Totals	$59,919	$19,894	$—	$79,813

The Company’s investments in commercial paper, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
September 30, 2021	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$46,242	$—	$—	$46,242
Commercial paper	Less than 1	16,883	—	—	16,883
Corporate bonds	Less than 1	6,715	—	(2)	6,713
Totals		$69,840	$—	$(2)	$69,838

	Maturity	Amortized	Unrealized		Estimated
December 31, 2020	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$71,717	$—	$—	$71,717
Commercial paper	Less than 1	8,096	—	—	8,096
Totals	Less than 1	$79,813	$—	$—	$79,813

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, marketable securities, and accounts receivable, net. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at September 30, 2021, were approximately $75.9 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

The Company sells its products in the United States primarily through specialty pharmacies and specialty distributors. Therefore, wholesale distributors and large pharmacy chains account for a large portion of its accounts receivables, net and product revenues, net. The creditworthiness of its customers is continuously monitored, and the Company has internal policies regarding customer credit limits. The Company estimates an allowance for doubtful accounts primarily based on the credit worthiness of its customers, historical payment patterns, aging of receivable balances and general economic conditions. The Company recorded a recovery of $1.0 million credit loss and $1.0 million as an allowance for credit loss for the periods ended September 30, 2021 and December 31, 2020, respectively.

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

Inventory:

The Company values its inventories at the lower of cost and estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of sales in the condensed consolidated statements of operations. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required.

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

As of September 30, 2021, the Company’s inventory balance consisted primarily of raw materials purchased subsequent to FDA approval of NERLYNX.

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

Leases will be classified as financing or operating, which will drive the expense recognition pattern. The Company elects to exclude short-term leases if and when the Company has them. For additional information, see Note 6, Leases.

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

The incremental borrowing rate, or IBR, represents the rate of interest the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. When determinable, the Company uses the rate implicit in the lease to determine the present value of lease payments. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s average IBR for existing leases as of September 30, 2021 is 10.9%.

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

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. In connection with the FDA approval of NERLYNX in July 2017, the Company triggered a one-time milestone payment pursuant to its license agreement with Pfizer. In June 2020, the Company entered into a letter agreement with Pfizer relating to the method of payment associated with a milestone payment under the Company’s license agreement with Pfizer (see Note 13, Commitments and Contingencies). The Company capitalized the milestones as intangible assets and is amortizing the assets to cost of sales on a straight-line basis over the estimated useful life of the licensed patent through 2030. The Company recorded amortization expense related to its intangible assets of $2.0 million and $6.0 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, estimated future amortization expense related to the Company’s intangible assets was approximately $2.0 million for the remainder of 2021 and $8.0 million for each year starting 2022 through 2029, and $2.0 million for 2030.

During the nine months ended September 30, 2021, the Company agreed to settle its ongoing arbitration proceeding with CANbridge BIOMED Limited, or CANbridge, relating to an agreement in which the Company granted CANbridge an exclusive sub-license to develop and commercialize NERLYNX throughout greater China. The Company and CANbridge agreed to drop their respective claims against one another. At the same time, the Company entered into a separate transaction in which it agreed to pay CANbridge a one-time termination fee of $20.0 million in exchange for it returning to the Company all rights to NERLYNX in greater China.  The Company expensed the $20.0 million one-time termination fee to cost of sales in the nine months ended September 30, 2021.

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

Note 3—Accounts Receivable, Net:

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Trade accounts receivable	$20,980	$21,515
License revenue receivable	—	2,500
Royalty revenue receivable	2,819	2,528
Total accounts receivable	$23,799	$26,543
Allowance for credit losses	—	(1,000)
Total accounts receivable, net	$23,799	$25,543

Trade accounts receivable consist entirely of amounts owed from the Company’s customers related to product sales. License revenue receivable represents an amount owed from sub-licensees under sub-license agreements. Royalty revenue receivable represents amounts owed related to royalty revenue recognized based on the Company’s sub-licensees’ sales in their respective territories in the periods ended September 30, 2021 and December 31, 2020.

For all accounts receivable, the Company recognized credit losses based on lifetime expected losses to selling, general and administrative expense in the consolidated statements of operations. In determining estimated credit losses, the Company evaluated its historical loss rates, current economic conditions and reasonable and supportable forecasts of future economic conditions. The Company recorded a recovery of $1.0 million in credit loss and $1.0 million as a credit loss expense for the periods ended September 30, 2021 and December 31, 2020, respectively. The rollforward of the allowance for credit losses is as follows:

Allowance for credit losses (in thousands):
Beginning balance at January 1, 2021	$(1,000)
Provision for credit loss expense	—
Accounts receivable written-off	—
Recoveries	1,000
Total ending allowance balance as September 30, 2021	$—

Note 4—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Current:
CRO services	$975	$1,550
Other clinical development	3,585	2,718
Insurance	658	3,708
Professional fees	1,128	651
Other	2,728	2,635
	9,074	11,262
Long-term:
CRO services	358	518
Other clinical development	410	437
Other	591	790
	1,359	1,745
Totals	$10,433	$13,007

Other current prepaid amounts consist primarily of deposits, signing bonuses, licenses, subscriptions and software. Other long-term prepaid amounts consist primarily of deposits, signing bonuses, licenses, subscriptions, software, a capitalized sublease commission and a sublease tenant improvement allowance, net of amortization.

Note 5—Other Current Assets:

Other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Deposit for manufacturing costs	$—	$3,376
Deferred rent	195	198
Other	256	67
Totals	$451	$3,641

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

In June 2012, the Company entered into a long-term lease agreement for office space in South San Francisco, California, which was subsequently amended in May 2014 and July 2015. As amended, the Company rents approximately 29,470 square feet. The term of this lease runs until March 2026, with the option to extend for an additional five-year term, and rents payable by the Company increase approximately 3% per year. The Company provided the landlord an automatically renewable stand-by letter of credit in the amount of $1.1 million. The stand-by letter of credit is collateralized by a high-yield savings account, which is classified as restricted cash, long-term on the accompanying consolidated balance sheets. The Company also leases copier equipment for use in the office spaces. Components of lease expense include fixed lease expense and variable lease expense of approximately $3.5 million and $0.3 million, respectively, for each of the nine months ended September 30, 2021 and September 30, 2020. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. The Company’s office and equipment leases generally have contractually specified minimum rent and annual rent increases that are included in the measurement of the ROU asset and related lease liability. Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in selling, general and administrative costs in the consolidated statements of operations when they are incurred.

Supplemental cash flow information related to leases for the nine months ended September 30, 2021:
Operating cash flows used for operating leases (in thousands)	$4,282
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted average remaining lease term (in years)	4.5
Weighted average discount rate	10.9%

The future minimum lease payments under ASC 842 as of September 30, 2021 were as follows (in thousands):

Amount
2021 (remaining)	$1,352
2022	5,483
2023	5,631
2024	5,805
2025	5,983
Thereafter	1,508
Total minimum lease payments	$25,762
Less: imputed interest	(5,397)
Total lease liabilities	$20,365

In February 2019, the Company entered into a long-term sublease agreement for 12,429 square feet of the office space in Los Angeles, California. The term of the lease runs until March 2026 and rent amounts payable to the Company increase approximately 3% per year. The Company recorded operating sublease income of $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively, in other income (expenses) in the consolidated statements of operations.

The future minimum lease payments to be received as of September 30, 2021 were as follows (in thousands):

Amount
2021 (remaining)	$119
2022	481
2023	495
2024	510
2025	525
Thereafter	134
Total	$2,264

Note 7—Property and Equipment, Net:

Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Leasehold improvements	$3,779	$3,779
Computer equipment	2,190	2,192
Telephone equipment	302	302
Furniture and fixtures	2,359	2,359
	8,630	8,632
Less: accumulated depreciation	(6,706)	(6,151)
Totals	$1,924	$2,481

For the three and nine months ended September 30, 2021, the Company incurred depreciation expense of $0.2 million and $0.6 million, respectively.

Note 8—Intangible Assets, Net:

Intangible assets, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Acquired and in-licensed rights	$90,000	$90,000
Less: accumulated amortization	(21,871)	(15,860)
Total intangible asset, net	$68,129	$74,140

For the three and nine months ended September 30, 2021, the Company incurred amortization expense of $2.0 million and $6.0 million, respectively. In June 2020, the Company entered into a letter agreement with Pfizer relating to the method of payment associated with a one-time milestone payment under the Company’s license agreement with Pfizer (see Note 13, Commitments and Contingencies). The estimated remaining useful life of the intangible assets as of September 30, 2021 is 8.5 years.

Note 9—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Current:
Accrued legal verdict expense	$57,328	$22,724
Accrued royalties	7,699	8,604
Accrued CRO services	2,969	3,474
Accrued variable consideration	8,281	9,014
Accrued bonus	5,054	7,788
Accrued compensation	4,374	4,820
Accrued other clinical development	1,277	1,904
Accrued professional fees	1,926	1,420
Accrued legal fees	919	383
Accrued manufacturing costs	376	752
Other	579	442
	90,782	61,325
Long-term:
Accrued legal verdict expense	—	24,822
Accrued CRO services	1,006	908
Accrued other	206	233
	1,212	25,963
Totals	$91,994	$87,288

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

Current accrued legal verdict expense includes an estimate of $2.8 million that may be owed to the plaintiff as a result of the jury verdict in Eshelman v. Puma Biotechnology, Inc., et al. The Company's best estimates of potential damages in the matter could be approximately $2.8 million, which also represents our estimate as the most likely outcome; however, the actual amount of damages payable by the Company is still uncertain and will be ascertained only after completion of the appeal process and subsequent proceedings on remand, and such amount could be greater than the amount of expense already recognized or the high end of the estimate. During the nine months ended September 30, 2021, the Company revised its estimate from $22.9 million to $2.8 million, a decrease of $20.1 million, based on changes in the facts and circumstances surrounding this case and recent developments. The Company continues to classify the accrual as a current liability due to the uncertainty of the timing and amount of the payment. See Part II Item 1. “Legal Proceedings” of this Quarterly Report for a more detailed description of recent developments.

Additionally, current accrued legal verdict expense includes the Company’s estimate of $54.2 million that may be owed to class action participants as a result of the jury verdict in Hsu v. Puma Biotechnology, Inc., et al. During the nine months ended September 30, 2021 the Company revised its estimate from $24.8 million to $54.5 million, an increase of $29.7 million, based on changes in the facts and circumstances surrounding this case and recent developments. See Part II Item 1. “Legal Proceedings” of this Quarterly Report for a more detailed description of recent developments.

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

All accrued expenses are adjusted in the period the actual costs become known.

Note 10—Debt:

Long term debt consisted of the following (in thousands):

	September 30, 2021	Maturity Date
Total debt	$102,000	July 23, 2026
Less: debt issuance costs and discounts	(5,198)
Total long-term debt, net	$96,802

Oxford Loan and Security Agreement:

In October 2017, the Company entered into a loan and security agreement with Silicon Valley Bank ("SVB"), as administrative agent, and the lenders party thereto from time to time, or the Original Lenders, including Oxford Finance, LLC, ("Oxford"), and SVB. Pursuant to the terms of the credit facility provided for by the loan and security agreement, or the Original Credit Facility, we borrowed $50.0 million. In May 2018, the Company entered into an amendment to the loan and security agreement, which provided for an amended credit facility, or the Amended Credit Facility. Under the Amended Credit Facility, the Original Lenders agreed to make term loans available to the company in an aggregate amount of $155.0 million, consisting of (i) an aggregate amount of $125.0 million, the proceeds of which, in part, were used to repay the $50.0 million outstanding under the Original Credit Facility, and (ii) an aggregate amount of $30.0 million that was drawn in December 2018, which was available under the Amended Credit Facility as a result of achieving a specified minimum revenue milestone.

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

The New Credit Facility was secured by substantially all of the Company's personal property other than intellectual property. The Company also pledged 65% of the issued and outstanding capital stock of its subsidiaries, Puma Biotechnology Ltd. and Puma Biotechnology B.V. The New Credit Facility limited the Company's ability to grant any interest in intellectual property to certain permitted licenses and permitted encumbrances set forth in the agreement.

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

The Company had the option to prepay the outstanding principal balance of any term loan in whole but not in part, subject to a prepayment fee of 3.0% of any amount prepaid if the prepayment occurred through and including the first anniversary of the funding date of such term loan, 2.0% of the amount prepaid if the prepayment occurred after the first anniversary of the funding date of such term loan through and including the second anniversary of the funding date of such term loan, and 1.0% of the amount prepaid if the prepayment occurred after the second anniversary of the funding date of such term loan and prior to the Maturity Date.

On July 23, 2021, the Company used proceeds from the Athyrium Note Purchase Agreement to repay the amounts outstanding under the New Credit Facility, together with applicable exit and prepayment fees, and terminated the New Credit Facility.

Athyrium Note Purchase Agreement:

The Company issued senior notes for an aggregate principal amount of $100.0 million pursuant to the note purchase agreement dated July 23, 2021, by and among the Company, its subsidiaries, Athyrium Opportunities IV Co-Invest 1 LP (“Athyrium”), as Administrative Agent, and certain other investor parties (the “Note Purchase Agreement”), with an initial maturity date of July 23, 2026 (the “Athyrium Notes”). The Athyrium Notes were issued for face amount of $100.0 million net of an original issue discount of $1.5 million. The Athyrium Notes also require a 2.0% exit payment to be made on each payment of principal. The borrowings under the Athyrium Notes, together with cash on hand, were used to repay the Company’s outstanding indebtedness, including the applicable exit and prepayment fees owed to lenders under its Oxford Credit Facility. The Company can borrow up to an additional $25.0 million under the Note Purchase Agreement. The Athyrium Notes are secured by substantially all the Company’s assets. The Company incurred $1.9 million of deferred financing costs with the borrowing.

The Athyrium Notes bear interest at an annual rate equal to the sum of (i) 8.0% and (ii) three-month London Interbank Offering Rate (LIBOR) rate where the three-month LIBOR rate cannot be less than 1.5% or greater than 3.5%. (or a comparable or successor rate that gives due consideration to the then prevailing rate used by commercial banks in the United States which rate is reasonably determined by Athyrium).  Interest is payable quarterly on the last business day of March, June, September and December each year. Beginning June 30, 2024, principal payments are required to be made quarterly at 11.11% of the original face amount with the remaining balance paid at maturity. Each principal payment will also include 2.0% exit payment.

At the Company’s option, the Company may prepay the outstanding principal balance of the notes in whole or in part, subject to a prepayment fee of 2.0% of the amount prepaid if the prepayment occurs on or prior to the second anniversary of the issuance date of such notes, plus the present value of remaining interest that would have accrued through and including the second anniversary date, and 2.0% of the amount prepaid if the prepayment occurs after the second anniversary but on or prior to the third anniversary of the issuance date of such notes. In addition, under the Note Purchase Agreement, the Company will be subject to mandatory prepayments of the net cash proceeds received in connection with a Disposition or Involuntary Disposition (as defined), an Extraordinary Receipt (as defined) or a Debt Issuance (as defined).

The Athyrium Notes include affirmative and negative covenants applicable to the Company. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, and satisfy certain requirements regarding deposit accounts. The negative covenants include, among others, restrictions on the Company’s transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions. Additionally, the Company may not make legal payments in connection with the Eshelman or class action legal matters exceeding a certain threshold without first raising sufficient additional capital above the threshold. The Company is also required to achieve certain minimum product revenue targets, measured as of the last day of each fiscal quarter on a trailing year-to-date basis.  As of September 30, 2021, the principal balance outstanding under the Athyrium Notes was $100.0 million, representing all of the Company’s long-term debt. The Company was in compliance with all applicable covenants under the Athyrium Notes.

The future minimum principal and exit payments under the Athyrium Notes as of September 30, 2021 were as follows (in thousands):

Amount
2021 (remaining)	$—
2022	—
2023	—
2024	33,997
2025	45,329
Thereafter	22,674
Total	$102,000

Debt Issuance Costs and Discounts

Debt issuance costs and discounts consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Debt issuance costs and discounts (Oxford Credit Facility)	$—	$8,668
Debt issuance costs and discounts (Athyrium Notes)	5,410	—
Less: accumulated amortization	(212)	(3,666)
Included in long-term debt	$5,198	$5,002

Debt issuance costs and discounts are financing costs related to the Company’s outstanding debt. Amortization of debt issuance costs is expensed using the effective interest method and is included in interest expense in the condensed consolidated statement of operations. For the nine months ended September 30, 2021 and 2020, the Company recorded approximately $1.5 million and $1.4 million, respectively, of interest expense related to the amortization of debt issuance costs in the consolidated statements of operations.

Note 11—Stockholders’ Equity:

Common Stock:

The Company issued 0 and 12,000 shares of common stock upon exercise of stock options during the nine months ended September 30, 2021 and 2020, respectively.  The Company issued 774,455 and 505,627 shares of common stock upon vesting of RSUs during the nine months ended September 30, 2021 and 2020, respectively.

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

As a result of this amendment, the Company recorded additional stock-based compensation in the amount of $0 and $13.6 million which was included in selling, general and administrative expense for the three and nine months ended September 30, 2021. The fair value of the additional stock-based compensation was estimated using the Black-Scholes Option Pricing Method (see Note 2, Significant Accounting Policies) with the following assumptions as of June 15, 2021, the date of modification:

Dividend yield	0.0%
Expected volatility	87.0%
Risk-free interest rate	0.8%
Expected life in years	5.31

Stock Options and Restricted Stock Units:

The Company’s 2011 Incentive Award Plan, as amended, or the 2011 Plan, was adopted by the Company’s Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. On April 1, 2021, the Board of Directors adopted an amendment to the 2011 Plan to increase the number of shares of the Company’s common stock reserved for issuance thereunder by 2,000,000 shares. The amendment was approved by the Company’s stockholders on June 15, 2021.  As of September 30, 2021, a total of 14,529,412 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

All of the options awarded by the Company have been “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107 - Share Based Payment. As of September 30, 2021, 5,537,638 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2011 Plan and 3,919,963 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees and nonemployees was estimated using the Black-Scholes Option Pricing Method (see Note 2, Significant Accounting Policies) with the following weighted-average assumptions used during the nine months ended September 30:

	2021	2020
Dividend yield	0.0%	0.0%
Expected volatility	86.5%	100.6%
Risk-free interest rate	0.8%	0.9%
Expected life in years	5.82	5.81

The Company’s 2017 Employment Inducement Incentive Award Plan, as amended, or the 2017 Plan, was adopted by the Company’s Board of Directors on April 27, 2017. Pursuant to the 2017 Plan, the Company may grant stock options and RSUs, as well as other forms of equity-based compensation to employees, as an inducement to join the Company. The maximum term of stock options granted under the 2017 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. On July 15 2021, the Board of Directors adopted an amendment to the 2017 Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder by 1,000,000 shares. As of September 30, 2021, a total of 3,000,000 shares of the Company’s common stock have been reserved for issuance under the 2017 Plan. As of September 30, 2021, 1,112,103 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2017 Plan and 1,341,851 shares of the Company’s common stock are available for future issuance under the 2017 Plan.

Stock-based compensation expense was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock-based compensation:
Options:
Selling, general, and administrative	$971	$1,025	$2,942	$2,908
Research and development	147	723	426	2,295
Restricted stock units:
Selling, general, and administrative	1,979	3,076	6,753	10,615
Research and development	1,185	2,741	4,673	11,284
Warrant modification:
Selling, general, and administrative	—	—	13,587	—
Total stock-based compensation expense	$4,282	$7,565	$28,381	$27,102

Activity with respect to options granted under the 2011 Plan and 2017 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	5,009,342	$71.42	$3,458
Granted	640,748	$11.12
Forfeited	(148,051)	$11.16
Expired	(744,256)	$84.47
Outstanding at September 30, 2021	4,757,783	$63.13	$1,079
Nonvested at September 30, 2021	949,366	$10.67	—
Exercisable	3,808,417	$76.21	$1,079

At September 30, 2021, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $6.4 million, which is expected to be recognized over a weighted-average period of 1.9 years. At September 30, 2021, the total estimated unrecognized employee compensation cost related to non-vested RSUs was approximately $15.3 million, which is expected to be recognized over a weighted-average period of 1.7 years. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2021 and 2020 was $7.90 and $7.81 per share, respectively. The weighted average grant date fair value of RSUs awarded during the nine months ended September 30, 2021 and 2020 was $11.73 and $10.57 per share, respectively.

Stock Option Rollforward

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2020	899,672	$8.71
Granted	640,748	7.90
Forfeited	(148,051)	8.32
Vested/Issued	(443,003)	9.52
Nonvested shares at September 30, 2021	949,366	$7.85

Restricted Stock Unit Rollforward

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2020	1,854,205	$13.51
Granted	1,339,483	11.73
Vested/Issued	(774,455)	15.62
Forfeited	(527,275)	12.69
Nonvested shares at September 30, 2021	1,891,958	$11.62

Note 12—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $1.3 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively.

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

As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones totaling approximately $187.5 million if all such milestones are achieved. In connection with the FDA approval of NERLYNX in July of 2017, the Company triggered a one-time milestone payment pursuant to the agreement. In June 2020, the Company entered into a letter agreement, or the Letter Agreement, with Pfizer relating to the method of payment associated with a one-time milestone payment under the license agreement with Pfizer. The Letter Agreement permitted the Company to make the milestone payment in installments with the remaining amount payable to Pfizer (including interest). The milestone payment accrued interest at 6.25% per annum. The milestone payment including accrued interest of $1.8 million was paid in full in September 2021.  The installment payments and accrued interest were included in accrued in-licensed rights on the accompanying consolidated balance sheets. The Company may trigger additional milestone payments in the future. Should the Company commercialize any more of the compounds licensed from Pfizer or any products containing any of these compounds, the Company will be obligated to pay to Pfizer annual royalties at a fixed rate in the low-to-mid teens of net sales of all such products, subject to certain reductions and offsets in some circumstances. The Company’s royalty obligation continues, on a product-by-product and country-by-country basis, until the later of (1) the last to expire licensed patent covering the applicable licensed product in such country, or (2) the earlier of generic competition for such licensed product reaching a certain level in such country or expiration of a certain time period after first commercial sale of such licensed product in such country. In the event that the Company sublicenses the rights granted to the Company under the license agreement with Pfizer to a third party, the same milestone and royalty payments are required. The Company can terminate the license agreement at will, or for safety concerns, in each case upon specified advance notice.

Legal Proceedings

The Company and certain of its executive officers were named as defendants in certain lawsuits. The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded.

Note 14—Subsequent Events:

Legal Proceedings

Hsu v. Puma Biotechnology, Inc., et al.

  On October 29, 2021, the parties to the Company's class action lawsuit, Hsu v. Puma Biotechnology, Inc., et al., informed the court that they had reached a settlement in principle, and the court entered judgment in the amount of claimed damages and prejudgment interest totaling approximately $54.2 million. On November 2, 2021, the court dismissed the case in light of the parties' settlement, retaining jurisdiction only for settlement approval. The parties' settlement in principle provides that there will be no judgment for liability entered against the Company or its chief executive officer, Alan Auerbach, and provides for payment by the Company of approximately $54.2 million in two installments, to be paid in January and June of 2022. The settlement in principle is subject to execution of a formal settlement agreement to be negotiated among the parties, which agreement will be submitted to the court for approval.

Other Events

On November 2, 2021, the Company implemented a restructuring of the organization in part due to the impact of COVID-19 on the Company’s sales. The restructuring includes a reduction in headcount of approximately 13% consisting primarily of commercial and research personnel. The Company anticipates that it will incur approximately $1.2 million in severance related costs which includes salary, insurance premiums, and sales commissions.  This cost will be recorded in the fourth quarter of 2021. The Company believes that all payments related to this plan will be made by March 31, 2022.

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

Overview

We are a biopharmaceutical company with a focus on the development and commercialization of innovative products to enhance cancer care. We in-licensed from Pfizer, Inc., or Pfizer, the global development and commercialization rights to PB272 (neratinib, oral), PB272 (neratinib, intravenous) and PB357. Neratinib is a potent irreversible tyrosine kinase inhibitor, or TKI, that blocks signal transduction through the human epidermal growth factor receptors, HER1, HER2 and HER4. Currently, we are primarily focused on the development and commercialization of the oral version of neratinib, our most advanced drug candidate is directed at the treatment of HER2-positive breast cancer and HER2 mutated cancers. We believe neratinib has clinical application in the treatment of several other cancers as well, including other tumor types that over-express or have a mutation in HER2 or EGFR, such as breast cancer, cervical cancer, lung cancer or other solid tumors.

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

In July 2021, our Canadian partner, Knight Therapeutics, Inc., received Health Canada’s approval of an alternate dosing regimen (two-week dose escalation) to be incorporated into the prescribing information.

On July 23, 2021, we entered into a note purchase agreement with Athyrium Opportunities IV Co-Invest 1 LP ("Athyrium") for an aggregate principal amount of $100.0 million. The borrowings under the Athyrium Note Purchase Agreement ("Athyrium Notes"), together with cash on hand, were used to repay the outstanding indebtedness, including the applicable exit and prepayment fees owed to lenders under our Oxford Credit facility. See Note 10, Debt for further details regarding both the Athyrium Notes and Oxford Loan and Security Agreement.

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

Our ability to continue to operate without any significant negative impacts will in part depend on the length and severity of the COVID-19 pandemic and our ability to protect our employees and our supply chain. We continue to follow and monitor recommended actions of government and health authorities to protect our employees worldwide. For the nine months ended September 30, 2021, we and our key third-party suppliers and manufacturers were able to broadly maintain operations. We rely exclusively on third-party manufacturers to manufacture NERLYNX.

 On October 29, 2021, the parties to our class action lawsuit informed the court that they had reached a settlement in principle, and the court entered judgment in the amount of claimed damages and prejudgment interest totaling approximately $54.2 million. On November 2, 2021, the court dismissed the case in light of the parties' settlement, retaining jurisdiction only for settlement approval. The parties' settlement in principle provides that there will be no judgment for liability entered against us or Mr. Auerbach, and provides for payment by us of approximately $54.2 million in two installments, to be paid in January and June of 2022. The settlement in principle is subject to execution of a formal settlement agreement to be negotiated among the parties, which agreement will be submitted to the court for approval. For additional detail regarding the class action lawsuit, see Part II. Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q.

We intend to satisfy our near-term liquidity requirements through a combination of our existing cash and cash equivalents and marketable securities as of September 30, 2021 and proceeds that will become available to us through product sales, royalties and sub-license milestone payments. However, this intention is based on assumptions that may prove to be wrong. Changes may occur that would consume our available capital faster than anticipated, including the length and severity of the COVID-19 pandemic and measures taken to control the spread of COVID-19, as well as changes in and progress of our development activities, the impact of commercialization efforts, acquisitions of additional drug candidates and changes in regulation. Some of these developments have had and may continue to have an adverse effect on our revenue and thus could have an adverse effect on our ability to satisfy the minimum revenue covenants in our Note Purchase Agreement.

Our consolidated financial statements as of and for the three and nine months ended September 30, 2021 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our cash and marketable securities balances, recurring losses since inception and recent developments in our class action litigation, there is substantial doubt about our ability to continue as a going concern, due to our minimum cash financial covenant. Our ability to continue as a going concern is dependent upon our ability to raise additional capital to sustain operations and continue to commercialize neratinib. We cannot assure you that such funding will be available on commercially reasonable terms, or at all.

Critical Accounting Policies

As of the date of the filing of this Quarterly Report, we believe there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2021 from our accounting policies at December 31, 2020, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. We accounted for the following related to sub-license agreements and our legal contingencies and expense during the nine months ended September 30, 2021:

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

Legal Contingencies and Expense:

For legal contingencies, we accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Legal fees and expenses are expensed as incurred based on invoices or estimates provided by legal counsel. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust the accrual as necessary. We determine whether a contingency should be disclosed by assessing whether a material loss is deemed reasonably possible. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss (see Note 13, Commitments and Contingencies in the accompanying notes to the financial statements).

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

Research and development expenses:

Research and development expenses, or R&D Expenses, include costs associated with services provided by consultants who conduct and perform clinical services on our behalf and contract organizations for the manufacturing of clinical materials. During the three and nine months ended September 30, 2021 and 2020, our R&D Expenses consisted primarily of clinical research organization, or CRO, fees; fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our R&D Expenses as they are incurred. Internal R&D Expenses primarily consist of payroll-related costs and also include equipment costs, travel expenses and supplies.

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Total revenue:

For the three months ended September 30, 2021, total revenue was approximately $46.2 million, compared to $50.8 million for the three months ended September 30, 2020.

Product revenue, net:

Product revenue, net was approximately $43.4 million for the three months ended September 30, 2021, compared to $49.3 million for the three months ended September 30, 2020. This decrease in product revenue, net was primarily attributable to a volume decrease of approximately 18.0% in bottles of NERLYNX sold and an increase in reserves for variable consideration from approximately 15.8% of product revenue for the three months ended September 30, 2020 compared to approximately 19.4% of product revenue, for the three months ended September 30, 2021 offset by increases in the gross selling price that occurred in the third quarter of 2020 and in the first and third quarter of 2021. The increase in reserves for variable consideration is primarily due to an increase in Medicaid claims and government chargebacks as a percentage of gross revenue.

Royalty revenue:

Royalty revenue was approximately $2.8 million for the three months ended September 30, 2021, compared to $1.4 million for the three months ended September 30, 2020. The increase was due to increased product sales by our sub-licensees as they continue to commercialize NERLYNX in additional territories.

Cost of sales:

Cost of sales was approximately $10.3 million for the three months ended September 30, 2021, compared to $9.9 million for the three months ended September 30, 2020. The increase was primarily attributable to the increase in the amortization of the intangible asset under our license agreement with Pfizer and increased royalty expense due to Pfizer.

Selling, general and administrative expenses:

For the three months ended September 30, 2021, SG&A Expenses were approximately $26.1 million, compared to approximately $29.6 million for the three months ended September 30, 2020. SG&A Expenses for the three months ended September 30, 2021 and 2020 were as follows:

Selling, general, and administrative expenses	For the Three Months Ended		Change
(in thousands)	September 30,		$	%
	2021	2020	2021/2020	2021/2020
Payroll and related costs	$9,514	$10,274	$(760)	-7.4%
Professional fees and expenses	9,612	11,271	(1,659)	-14.7%
Travel and meetings	1,338	1,090	248	22.8%
Facilities and equipment costs	1,380	1,412	(32)	-2.3%
Stock-based compensation	2,948	4,101	(1,153)	-28.1%
Other	1,292	1,450	(158)	-10.9%
	$26,084	$29,598	$(3,514)	-11.9%

For the three months ended September 30, 2021, SG&A Expenses decreased by approximately $3.5 million compared to the same period in 2020, primarily attributable to the following:

●	a decrease in professional fees and expenses of approximately $1.7 million, consisting of approximately $1.3 million of lower consultant expenses associated with marketing and commercialization support, and a decrease of approximately $0.4 million in legal fees;

●	a decrease in stock-based compensation expense of approximately $1.2 million primarily due to a decrease of approximately $2.2 million for stock awards that have fully vested and a decrease of approximately $0.3 million for stock awards forfeited, partially offset by an increase of approximately $1.3 million from new grants; and

●	a decrease in payroll and related costs of approximately $0.8 million resulting from a reduction in headcount.

Research and development expenses:

For the three months ended September 30, 2021, R&D Expenses were approximately $18.8 million, compared to approximately $23.3 million for the three months ended September 30, 2020. R&D Expenses for the three months ended September 30, 2021 and 2020 were as follows:

Research and development expenses	For the Three Months Ended		Change
(in thousands)	September 30,		$	%
	2021	2020	2021/2020	2021/2020
Clinical trial expense	$8,396	$8,257	$139	1.7%
Internal R&D	7,761	9,441	(1,680)	-17.8%
Consultant and contractors	1,347	2,183	(836)	-38.3%
Stock-based compensation	1,332	3,463	(2,131)	-61.5%
	$18,836	$23,344	$(4,508)	-19.3%

For the three months ended September 30, 2021, R&D Expenses decreased by approximately $4.5 million compared to the same period in 2020, primarily attributable to the following:

●	a decrease in stock-based compensation expense of approximately $2.1 million primarily due to a decrease of $2.3 million for stock awards that have fully vested and a decrease of approximately $0.3 million for stock awards forfeited, partially offset by an increase of $0.5 million from new grants; and

●	a decrease in Internal R&D of approximately $1.7 million, primarily due to a reduction in headcount.

Other income (expenses):

Other income (expenses)	For the Three Months Ended		Change
(in thousands)	September 30,		$	%
	2021	2020	2021/2020	2021/2020
Interest income	$13	$22	$(9)	-40.9%
Interest expense	(3,121)	(3,627)	506	-14.0%
Legal verdict expense	(24,498)	(15,855)	(8,643)	54.5%
Loss on debt extinguishment	(8,146)	—	(8,146)	-100.0%
Other income	71	128	(57)	-44.5%
	$(35,681)	$(19,332)	$(16,349)	84.6%

Interest expense:

For the three months ended September 30, 2021, we recognized approximately $3.1 million in interest expense, compared to $3.6 million of interest expense for the three months ended September 30, 2020. The decrease in interest expense was primarily the result of the interest expense for the milestone payments being paid to Pfizer in installments.

Legal verdict expense:

For the three months ended September 30, 2021, we recorded additional legal expense of $24.5 million primarily related to our outstanding class action matter. See Item 1. "Legal Proceedings" for further details.

Loss on debt extinguishment:

For the three months ended September 30, 2021, we recognized approximately $8.1 million in loss on debt extinguishment related to our debt refinancing during July 2021. See Item 2 "Liquidity and Capital Resources".

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Total revenue:

For the nine months ended September 30, 2021, total revenue was approximately $197.8 million, compared to $172.6 million for the nine months ended September 30, 2020.

Product revenue, net:

Product revenue, net was approximately $138.1 million for the nine months ended September 30, 2021, compared to $146.7 million for the nine months ended September 30, 2020. The decrease in product revenue, net was attributable to a volume decrease of approximately 16.0% in bottles of NERLYNX sold, and an increase in reserves for variable consideration from approximately 15.5% of product revenue for the nine months ended September 30, 2020 to approximately 18.5% of product revenue for the nine months ended September 30, 2021. The increase in reserves for variable consideration is primarily due to an increase in Medicaid claims and government chargebacks as a percentage of gross revenue. The decrease in product revenue, net was partially offset by an increase in gross selling price that occurred in the third quarter of 2020 and in the first and third quarter of 2021.

License revenue:

License revenue was approximately $50.3 million for the nine months ended September 30, 2021, compared to approximately $22.7 million for the nine months ended September 30, 2020. The increase in license revenue is due to a large, upfront payment in connection with an amendment to a sub-license agreement entered into during the nine months ended September 30, 2021.

Royalty revenue:

Royalty revenue was approximately $9.5 million for the nine months ended September 30, 2021, compared to $3.1 million for the nine months ended September 30, 2020. The increase was due to increased product sales by our sub-licensees as they continue to commercialize NERLYNX in additional territories.

Cost of sales:

Cost of sales was approximately $51.8 million for the nine months ended September 30, 2021, compared to $28.4 million for the nine months ended September 30, 2020. The increase in cost of sales was primarily attributable to a $20.0 million one-time license termination fee in February 2021.

Selling, general and administrative expenses:

For the nine months ended September 30, 2021, SG&A Expenses were approximately $93.8 million, compared to approximately $89.9 million for the nine months ended September 30, 2020. SG&A Expenses for the nine months ended September 30, 2021 and 2020 were as follows:

Selling, general, and administrative expenses	For the Nine Months Ended		Change
(in thousands)	September 30,		$	%
	2021	2020	2021/2020	2021/2020
Payroll and related costs	$30,113	$31,658	$(1,545)	-4.9%
Professional fees and expenses	30,028	32,252	(2,224)	-6.9%
Travel and meetings	3,380	4,023	(643)	-16.0%
Facilities and equipment costs	4,175	4,276	(101)	-2.4%
Stock-based compensation	23,281	13,523	9,758	72.2%
Other	2,855	4,150	(1,295)	-31.2%
	$93,832	$89,882	$3,950	4.4%

For the nine months ended September 30, 2021, SG&A Expenses increased by approximately $3.9 million compared to the same period in 2020, primarily attributable to the following:

●	an increase in stock-based compensation expense of approximately $9.8 million primarily due to the $13.6 million incremental expense resulting from the modification of the term of Mr. Auerbach’s warrant, and an increase of approximately $3.4 million from new grants, partially offset by a decrease of approximately $5.9 million for fully vested grants and a decrease of approximately $1.3 million for awards forfeited.

This increase was partially offset by:

●

a decrease in professional fees and expenses of approximately $2.2 million, consisting of approximately $3.1 million for professional fees, primarily related to decreased consultancy efforts related to marketing and commercialization support, and lower audit and IT related expenses of approximately $0.2 million, partially offset by an increase of approximately $0.4 million in insurance premiums and an increase of approximately $0.7 million in legal fees in connection with various lawsuits;

●	a decrease in payroll and related costs of approximately $1.5 million due to a reduction in headcount;

●	a decrease in other expenses of approximately $1.3 million due to a recovery of bad debt expense of $1.0 million and other miscellaneous costs; and

●	a decrease in travel and meeting related costs of approximately $0.6 million resulting from COVID travel restrictions.

Research and development expenses:

For the nine months ended September 30, 2021, R&D expenses were approximately $57.7 million, compared to approximately $73.5 million for the nine months ended September 30, 2020. R&D expenses for the nine months ended September 30, 2021 and 2020 were as follows:

Research and development expenses	For the Nine Months Ended		Change
(in thousands)	September 30,		$	%
	2021	2020	2021/2020	2021/2020
Clinical trial expense	$21,504	$24,130	$(2,626)	-10.9%
Internal R&D	26,230	29,564	(3,334)	-11.3%
Consultant and contractors	4,870	6,218	(1,348)	-21.7%
Stock-based compensation	5,098	13,578	(8,480)	-62.5%
	$57,702	$73,490	$(15,788)	-21.5%

For the nine months ended September 30, 2021, R&D Expenses decreased by approximately $15.8 million compared to the same period in 2020, primarily attributable to the following:

●	a decrease in stock-based compensation expense of approximately $8.5 million primarily due to a decrease of approximately $8.6 million for fully vested grants and a decrease of $1.3 million for awards forfeited, partially offset by an increase of $1.4 million from new grants;

●	a decrease in internal R&D expense of approximately $3.3 million resulting from a reduction in headcount;

●	a decrease in clinical trial expenses of approximately $2.6 million due to the close out of certain clinical trials and a reduction in patient enrollments and monitoring costs; and

●	a decrease in consultant and contractor expenses of approximately $1.3 million due to the close out of certain clinical trials.

Other income (expenses):

Other income (expenses)	For the Nine Months Ended		Change
(in thousands)	September 30,		$	%
	2021	2020	2021/2020	2021/2020
Interest income	$147	$474	$(327)	-69.0%
Interest expense	(10,089)	(10,479)	390	-3.7%
Legal verdict expense	(9,781)	(16,041)	6,260	-39.0%
Loss on debt extinguishment	(8,146)	—	(8,146)	0.0%
Other income	173	298	(125)	-41.9%
	$(27,696)	$(25,748)	$(1,948)	7.6%

Legal verdict (expense) credit:

For the nine months ended September 30, 2021, we reduced our legal expense accrual by approximately $20.0 million with respect to the Eshelman v. Puma Biotechnology, Inc., et al. judgment, and we increased our legal expense accrual by approximately $29.6 million with respect to the Hsu v. Puma Biotechnology, Inc., et.al judgment, which resulted in a net legal verdict expense of  $9.8 million for the period.

 Loss on debt extinguishment:

For the nine months ended September 30, 2021, we recognized approximately $8.1 million in connection with our repayment and termination of the Oxford Credit Facility, which we replaced with the Athyrium Note. See Item 2. Liquidity and Capital Resources.

Liquidity and Capital Resources

We have reported a net loss of approximately $44.7 million and net loss of approximately $33.4 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, we had approximately $87.5 million in cash and marketable securities. Our commercialization, research and development or marketing efforts may require funding in addition to our current cash and marketable securities. Additionally, in light of recent developments in our class action lawsuit, we may need to make two payments totaling approximately $54.2 million in January and June 2022 in settlement of the litigation. As a result, the combination of these factors together with our cash and marketable securities balances and recurring losses since inception raise substantial doubt about our ability to continue as a going concern.

 We may need to obtain additional funding to sustain operations and continue to commercialize neratinib in the United States. Our ability to obtain additional funding may be adversely impacted by a variety of issues including, uncertain market conditions, the COVID-19 pandemic, our success in commercializing neratinib, unfavorable decisions of regulatory authorities, adverse clinical trial results or the outcomes of outstanding or new litigation. We cannot assure you that such funding will be available on commercially reasonable terms, or at all. While we have been successful in raising capital in the past, there can be no assurance that we will be able to do so in the future. Our ability to obtain funding may be adversely impacted by uncertain market conditions, including the COVID-19 pandemic, our success in commercializing neratinib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time.

The following table summarizes our liquidity and capital resources as of September 30, 2021 and December 31, 2020, and for the nine months ended September 30, 2021 and 2020, and is intended to supplement the more detailed discussion that follows:

	As of	As of
Liquidity and capital resources (in thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$63,947	$85,293
Marketable securities	$23,596	$8,096
Working capital	$20,662	$31,884
Stockholders' deficit	$(10,922)	$(5,951)

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash provided by (used in):
Operating activities	$26,085	$6,408
Investing activities	(15,502)	22,580
Financing activities	(31,929)	45
Net increase (decrease) in cash, cash equivalents and restricted cash	$(21,346)	$29,033

On November 2, 2021, we implemented a restructuring of the organization in part due to the impact of COVID-19 on our sales. The restructuring includes a reduction in headcount of approximately 13% consisting primarily of commercial and research personnel. We anticipate approximately $1.2 million in severance related costs which includes salary, insurance premiums, and sales commissions.  This cost will be recorded in the fourth quarter of 2021. We believe that all payments related to this plan will be made by March 31, 2022.

Operating Activities:

Cash provided by operating activities for the nine months ended September 30, 2021 consisted of a net loss of approximately $33.4 million, offset by a decrease of approximately $39.5 million of non-cash items, including stock-based compensation, depreciation and amortization, loss on extinguishment of debt of approximately $3.8 million related to the write off of debt issuance costs and provision for credit loss expense. These decreases were partially offset by an increase in accrued expenses and other of approximately $3.7 million, an increase in inventory of approximately $3.8 million, and an increase in our post-marketing commitment liability of approximately $0.9 million which were partially offset by decreases of approximately $5.8 million in accounts receivable, net and other current assets, and an increase of approximately $8.0 million in accounts payable.

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

Investing Activities:

During the nine months ended September 30, 2021, cash used in investing activities was approximately $15.5 million, compared to net cash provided by investing activities of $22.6 million for the same period in 2020.

Cash used in investing activities during the nine months ended September 30, 2021 consisted of approximately $38.1 million of in purchases available-for-sale securities, partially offset by maturities of approximately $22.6 million of available-for-sale securities.

Net cash provided by investing activities during the nine months ended September 30, 2020 consisted of approximately $57.0 million of maturities of available-for-sale securities, partially offset by the purchase of available-for-sale securities of approximately $24.4 million and an increase in intangible assets relating to the milestone achieved under the Company’s license agreement with Pfizer of $10.0 million.

Financing Activities:

During the nine months ended September 30, 2021, net cash used in financing activities was $31.9 million. During July 2021, we used approximately $8.5 million for the payment of prepayment costs, end of loan payment costs and other extinguishment costs related to our credit facility with Oxford, and approximately $1.9 million in payment of debt issuance costs related to the Athyrium Notes, and $20.0 million was used for installment payments relating to the milestone achieved under our license agreement with Pfizer of $20.00 million.

Oxford Loan and Security Agreement:

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

Athyrium Note Purchase Agreement:

On July 23, 2021, or the NPA Effective Date, we repaid the $100.0 million in term loans outstanding under the New Credit Facility, as well as all accrued interest, applicable exit, prepayment and legal fees owed to the lenders under the New Credit Facility in an amount of approximately $9.2 million, using cash on hand and $100.0 million in new borrowings from the issuance of notes under the note purchase agreement, or the Athyrium Notes, that we entered into on the NPA Effective Date with Athyrium Opportunities IV Co-Invest 1 LP, or, together with its affiliates, Athyrium, as administrative agent, and the purchasers party thereto from time to time, or the Purchasers, including Athyrium.

Pursuant to the Athyrium Notes, the Purchasers agreed to purchase from us, and we agreed to issue to such Purchasers, notes payable by us. On the NPA Effective Date, we issued to the Purchasers notes in an aggregate principal amount for all such notes of $100.0 million. Subject to satisfaction of certain conditions set forth in the Athyrium Notes, $25.0 million in additional notes remains available to us under the Athyrium Notes.

The obligations of the Company under the Athyrium Notes are secured by substantially all of our assets, including our intellectual property. We also pledged 65% of the issued and outstanding capital stock of our subsidiaries, Puma Biotechnology Ltd. and Puma Biotechnology B.V.

The notes bear interest at an annual rate equal to the sum of (a) 8.0% and (b) Adjusted Three-Month LIBOR for such Interest Period (as defined in the Athyrium Notes). We are required to make quarterly interest payments on each note issued under the Athyrium Notes commencing on the last business day of September 2021, and continuing on the last business day of each March, June, September and December through June 30, 2024, or the NPA Amortization Date. Commencing on the NPA Amortization Date, and continuing on the last day of each March, June, September and December thereafter, we will make consecutive equal quarterly payments of principal, together with applicable interest, in arrears to each Purchaser, calculated pursuant to the Athyrium Notes. All unpaid principal and accrued and unpaid interest with respect to each note issued under the Athyrium Notes is due and payable in full on July 23, 2026, or the NPA Maturity Date. At our option, we may prepay the outstanding principal balance of all or any portion of the principal amount of the notes, subject to a prepayment fee equal to (i) a make-whole amount if the prepayment occurs on or prior to the second anniversary of the NPA Effective Date and (ii) 2.0% of the amount prepaid if the prepayment occurs after the second anniversary of the NPA Effective Date by on or prior to the third anniversary of the NPA Effective Date.  Upon prepayment or repayment of all or any portion of the principal amount of the notes (whether on the NPA Maturity Date or otherwise), we are also required to pay an exit fee to the Purchasers equal to 2.00% of the aggregate principal amount of such notes prepaid or repaid.

The Athyrium Notes include affirmative and negative covenants applicable to us, our current subsidiaries and any subsidiaries we create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts. We must also (i) maintain a minimum amount of unrestricted cash in deposit accounts subject to a control agreement in favor of Athyrium at any time and (ii) achieve at least a specified minimum amount of revenue (based on a combination of both sales of NERLYNX in the United States and royalty revenues received by us for sales of NERLYNX outside the United States), measured as of the last day of each four consecutive fiscal quarter period. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions.

The Athyrium Notes also include events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 2.0% and would provide Athyrium, as administrative agent, with the right to exercise remedies against us and the collateral securing the new credit facility, including foreclosure against the property securing the obligations of us under the Athyrium Notes, including our cash. These events of default include, among other things, our failure to pay principal or interest due under the Athyrium Notes, a breach of certain covenants under the Athyrium Notes, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $750,000 and one or more judgments against us in an amount greater than $750,000 individually or in the aggregate that remains discharged or otherwise satisfied, in each case, as further described in the Athyrium Notes.

As of September 30, 2021, there were $102.0 million in term loans outstanding under the Athyrium Notes, representing all of our long-term debt outstanding as of that date, and we were in compliance with all applicable covenants.

Current and Future Financing Needs:

We did not receive or record any product revenues until the third quarter of 2017. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our research and development efforts and our commercialization efforts.

We may choose to begin new research and development efforts or we may choose to launch additional marketing efforts. These efforts may require funding in addition to the cash and cash equivalents totaling approximately $63.9 million and $23.6 million in marketable securities available at September 30, 2021. While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will need to generate significant revenue to sustain operations and successfully commercialize neratinib. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Our ability to obtain funding may be adversely impacted by uncertain market conditions, including the global COVID-19 pandemic, our success in commercializing neratinib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time.

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

Non-GAAP Financial Measures

In addition to our operating results, as calculated in accordance with generally accepted accounting principles, or GAAP, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance. The following table presents our net loss and net loss per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation. For the three and nine months ended September 30, 2021, stock-based compensation represented approximately 9.5% and 18.7%  of our operating expenses, respectively, compared to 14.3% and 16.6% for the same respective periods in 2020, in each case excluding cost of sales. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Loss and

GAAP Net Loss Per Share to Non-GAAP Adjusted Net Loss Per Share

(in thousands except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
GAAP net loss	$(44,672)	$(31,463)	$(33,350)	$(45,001)
Adjustments:
Stock-based compensation -
Selling, general and administrative (1)	2,950	4,101	23,282	13,523
Research and development (2)	1,332	3,464	5,099	13,579
Non-GAAP adjusted net loss	$(40,390)	$(23,898)	$(4,969)	$(17,899)

GAAP net loss per share—basic	$(1.09)	$(0.79)	$(0.82)	$(1.14)
Adjustment to net loss (as detailed above)	0.10	0.19	0.70	0.69
Non-GAAP adjusted basic net loss per share (3) (4)	$(0.99)	$(0.60)	$(0.12)	$(0.45)

GAAP net loss per share—diluted	$(1.09)	$(0.79)	$(0.82)	$(1.14)
Adjustment to net loss (as detailed above)	0.10	0.19	0.70	0.69
Non-GAAP adjusted diluted net loss per share (5) (6)	$(0.99)	$(0.60)	$(0.12)	$(0.45)

(1) To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.

(3) Non-GAAP adjusted basic net loss per share was calculated based on 40,813,609 and 40,520,041 weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2021, respectively.

(4) Non-GAAP adjusted basic net loss per share was calculated based on 39,695,444 and 39,473,691 weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2020, respectively.

(5) Non-GAAP adjusted diluted net loss per share was calculated based on 40,813,609 and 40,520,041 weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2021, respectively.

(6) Non-GAAP adjusted diluted net loss per share was calculated based on 39,695,444 and 39,473,691 weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2020, respectively.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet agreements,” as defined by SEC regulations.

Contractual Obligations

In June 2020, we entered into a letter agreement, or the Letter Agreement, with Pfizer relating to the method of payment associated with our achievement of a milestone that triggered a $40.0 million payment under our license agreement with Pfizer. The Letter Agreement permitted us to make the milestone payment in installments with the majority of the amount payable to Pfizer (including interest) by September 2021. All amounts related to the Letter Agreement were paid in full during August 2021.

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

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invested our excess cash primarily in cash equivalents such as money market investments as of September 30, 2021. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of borrowings outstanding under our Note Purchase Agreement. As of September 30, 2021, the outstanding principal amount of our borrowings under our prior loan and security agreement was $100.0 million, which has since been repaid in full. As of July 23, 2021, the outstanding principal amount of our borrowings under our Note Purchase Agreement was $100.0 million. Our borrowings under the Note Purchase Agreement bear interest at an annual rate equal to the sum of (a) 8.0% and (b) Adjusted Three-Month LIBOR for such Interest Period (as defined in the Note Purchase Agreement). Changes in LIBOR may therefore affect our interest expense associated with our borrowings under the Note Purchase Agreement.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Hsu v. Puma Biotechnology, Inc., et al.

On June 3, 2015, Hsingching Hsu, individually and on behalf of all others similarly situated, filed a class action lawsuit against us and certain of our executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG). On October 16, 2015, lead plaintiff Norfolk Pension Fund filed a consolidated complaint on behalf of all persons who purchased our securities between July 22, 2014 and May 29, 2015. A trial on the claims relating to four statements alleged to have been false or misleading was held from January 15 to January 29, 2019. At trial, the jury found that three of the four challenged statements were not false or misleading, and thus found in the defendants’ favor on those claims. The jury found liability as to one statement and awarded a maximum of $4.50 per share in damages, which represents approximately 5% of the total claimed damages of $87.20 per share. On September 9, 2019, the Court entered an order specifying the rate of prejudgment interest to be awarded on any valid claims at the 52-week Treasury Bill rate. On September 8, 2020, and as supplemented on October 9, 2020, the claims administrator submitted its final claims report, reflecting approximately $50.5 million in claimed damages, exclusive of prejudgment interest. On October 29, 2021, the parties informed the Court that they had reached a settlement in principle, and the Court entered judgment in the amount of claimed damages and prejudgment interest totaling approximately $54.2 million. On November 2, 2021, the Court dismissed the case in light of the parties' settlement, retaining jurisdiction only for settlement approval. The parties' settlement in principle provides that there will be no judgment for liability entered against Defendants, and provides for payment by us of approximately $54.2 million in two installments, to be paid in January and June of 2022. The settlement in principle is subject to execution of a formal settlement agreement to be negotiated among the parties, which agreement will be submitted to the court for approval.

Eshelman v. Puma Biotechnology, Inc., et al.

In February 2016, Fredric N. Eshelman filed a lawsuit against our Chief Executive Officer and President, Alan H. Auerbach, and us in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D). The complaint generally alleged that we and Mr. Auerbach made defamatory statements regarding Dr. Eshelman in connection with a proxy contest. In May 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach. A trial on the remaining defamation claims against us took place from March 11 to March 15, 2019. At trial, the jury found us liable and awarded Dr. Eshelman $15.9 million in compensatory damages and $6.5 million in punitive damages. We strongly disagree with the verdict and, on April 22, 2019, filed a motion for a new trial or, in the alternative, a reduced damages award. The Court denied that motion on March 2, 2020. We have appealed that ruling and the verdict. Additionally, after trial, the plaintiff filed a motion seeking approximately $3.0 million in attorneys’ fees, as well as pre-judgment interest. In the Court’s March 2 ruling, it denied the motion for attorneys’ fees but granted the request for pre-judgment interest, bringing the total judgment to $26.3 million. On March 30, 2020, the plaintiff filed a notice of cross-appeal and conditional cross-appeal, appealing the Court’s order denying the plaintiff’s request for attorneys’ fees and conditionally cross-appealing a Court ruling that certain communications between Mr. Auerbach and his attorneys were protected by attorney-client privilege and a related evidentiary ruling. On June 23, 2021, the United States Court of Appeals for the Fourth Circuit affirmed the liability verdict in the Eshelman v. Puma Biotechnology, Inc., et al. matter but found the $22.35 million damages award, payable by us, to be excessive in light of the evidence at trial.  The Court vacated this award and remanded for a new trial on damages. The Court’s judgment will eliminate the damages award, including interest on the judgment, pending further proceedings on remand. On July 7, 2021, the plaintiff filed a petition for panel or en banc rehearing, which was denied on July 20, 2021. On July 26, 2021, the plaintiff filed a motion to stay issuance of the Fourth Circuit’s mandate pending the filing and resolution of a petition for certiorari in the Supreme Court. The Fourth Circuit denied that motion on July 29, 2021.  On October 18, 2021, the plaintiff filed a petition for certiorari with the Supreme Court seeking review of the Fourth Circuit's ruling. We estimate the high end of potential damages in the matter could be approximately $2.8 million which also represents our estimate as the most likely outcome.

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

On June 23, 2021, the United States Court of Appeals for the Fourth Circuit set aside the damages award in the Eshelman v. Puma Biotechnology, Inc., et al. matter and remanded the case to the District Court for a new trial on damages. On October 7, 2021, Judge R. Stuart Albright entered a Order staying all proceedings in the legal malpractice case for a period of six months to allow time to resolve the damages issues in the Eshelman case.  As a result, the amount of potential damages that may be recovered in the legal malpractice case is uncertain at this time.

 Patent-Related Proceedings

On September 22, 2021, we filed a complaint for Patent Infringement against AstraZeneca (AZ), which markets osimeritinib (TAGRISSO), an irreversible EGFR kinase inhibitor for the treatment of patients with certain non-small cell lung cancers.  We hold the rights to U.S. Patent No. 10,603,314 (the 314 patent) and U.S. Patent No. 10,596,162 (the 162 patent), which relate to the treatment of EGFR-mutant mediated lung cancers and filed suit to enforce our patent rights in the ’314 and ’162 patents against AZ for infringement arising out of AZ’s manufacture, use, offer for sale, sale, distribution, and/or importation of osimertinib and TAGRISSO® dosage forms.

We received a Notice Letter dated September 29, 2021 from Sandoz Inc. (“Sandoz”) notifying us of its Abbreviated New Drug Application (ANDA), which contains a Paragraph IV certification against U.S. Patent No. 7,399,865 that is listed, among other patents, in the U.S. Food and Drug Administration (FDA) list of Approved Drug Products with Therapeutic Equivalence Evaluations, for NERLYNX®. Sandoz is seeking to manufacture and market a generic version of NERLYNX® (neratinib) Tablets, 40 mg, in the United States. In response to the Notice Letter, we, with our licensor, have 45 days, which we will calculate from the date above, to file an infringement action against Sandoz in order to avail ourselves of the statutory 30-month stay of final FDA approval of Sandoz’s ANDA.  We plan to protect our patent rights to the full extent of the law.

Item 1A.	RISK FACTORS

Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report. Except as described below, there has been no material change in our risk factors subsequent to the filing of our prior reports referenced above. However, the risks described in our reports are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

 We have been subject to securities litigation in the past, and volatility in the price of our common stock may subject us to securities litigation in the future.

 In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. These types of lawsuits are subject to inherent uncertainties, and are expensive and time-consuming to investigate, defend and resolve. For instance, in Hsu v. Puma Biotechnology, Inc., et al., the plaintiff alleged that we and certain of our executive officers made false or misleading statements and failed to disclose material adverse facts about our business, operations, prospects and performance in violation of the Exchange Act. In February 2019, a jury found that we had liability on one of four alleged misstatements, and awarded a maximum of $4.50 per share in damages, representing approximately 5% of total claimed damages. On October 29, 2021 the parties to the litigation the parties informed the court that they had reached a settlement in principle, and the court entered judgment in the amount of claimed damages and prejudgment interest totaling approximately $54.2 million. On November 2, 2021, the court dismissed the case in light of the parties' settlement, retaining jurisdiction only for settlement approval. The parties' settlement in principle provides that there will be no judgment for liability entered against us or Mr. Auerbach, and provides for payment by us of approximately $54.2 million in two installments, to be paid in January and June of 2022. The settlement in principle is subject to execution of a formal settlement agreement to be negotiated among the parties, which agreement will be submitted to the court for approval. We cannot assure you that we will be able to reach final agreement on a settlement of the class action lawsuit on the proposed terms. If the settlement is not finalized and approved, this action and any additional litigation could result in substantial costs. The Hsu lawsuit is described further in Part II. Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q. The Hsu lawsuit and any other litigation to which we are a party may similarly divert our management's attention and financial and other resources, or result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines. Additionally, we may decide to settle such lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.

Our consolidated financial statements for the three and nine months ended September 30, 2021 reflect substantial doubt about our ability to continue as a going concern.

We have reported net losses of approximately $44.7 million and $33.4 million, respectively, for the three and nine months ended September 30, 2021. As of September 30, 2021 we had $87.5 million in cash and marketable securities. Our commercialization, research and development or and marketing efforts may require funding in addition to our current cash and marketable securities. Additionally, in light of recent developments in our class action litigation, we anticipate making two payments totaling approximately $54.2 million in January and June 2022 in settlement of the litigation. This, combined with the risk of noncompliance with the financial covenants in our outstanding indebtedness, raises substantial doubt about our ability to continue as a going concern for the twelve months following the date of this report on Form 10-Q. As a result, we are at risk of noncompliance with the minimum cash financial covenant in our outstanding indebtedness which could raise substantial doubt about our ability to continue as a going concern.

As a result, we are likely to need to obtain additional funding to sustain operations and continue to commercialize neratinib in the United States. Our ability to obtain additional funding may be adversely impacted by a variety of issues including, uncertain market conditions, the COVID-19 pandemic, our success in commercializing neratinib, unfavorable decisions of regulatory authorities, adverse clinical trial results or the outcomes of outstanding or new litigation. We cannot assure you that such funding will be available on commercially reasonable terms, or at all.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any of our equity securities without registration under the Securities Act of 1933, as amended, during the three months ended September 30, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) promulgated under the Exchange Act made any purchases of our equity securities during the quarter ended September 30, 2021.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

On November 2, 2021, we implemented a restructuring in part due to the impact of COVID-19 on our sales. The restructuring includes a reduction in headcount of approximately 13% consisting primarily of commercial and research personnel. We anticipate that we will incur approximately $1.2 million in severance related costs which includes salary, insurance premiums, and sales commissions.  This cost will be recorded in the fourth quarter of 2021. We believe that all payments related to this plan will be made by March 31, 2022.

Item 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 14, 2016 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2016 and incorporated herein by reference)

3.2	Third Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2019 and incorporated herein by reference)

10.1+*	Note Purchase Agreement with Athyrium Opportunities IV Co-Invest LP dated July 23, 2021

10.2#

Second Amendment to Puma Biotechnology, Inc. 2017 Incentive Award Plan (filed as Exhibit 99.12 to the Company's Current Report on Form S-8 filed with the SEC on September 16, 2021, and incorporated herein by reference)

31.1+

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021

31.2+

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Filed herewith
++	Furnished herewith
*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10). Such omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.
#	Management contract or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUMA BIOTECHNOLOGY, INC.

Date: November 4, 2021	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Maximo F. Nougues
Maximo Nougues
Chief Financial Officer
(Principal Financial and Accounting Officer)