Form 10-K
period 2021-12-31
PUMA BIOTECHNOLOGY, INC.
filed 2022-03-03
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934exhibit

For the fiscal year ended December 31, 2021

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $373.9 million as of June 30, 2021, based upon the closing price of $9.18 per share of the registrant’s common stock on the NASDAQ Global Select Market on Thursday, June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 25, 2022, there were 41,332,920 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, are incorporated by reference into Part III of the Form 10-K to the extent stated herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and may be forward looking. These forward-looking statements include, but are not limited to, statements about:

•	the commercialization of NERLYNX® (neratinib) tablets ("NERLYNX");

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

•	the impact of the global COVID-19 pandemic, and measures to control the spread of COVID-19, on business, financial condition, results of operations and ongoing trials;

•	the anticipated timing of regulatory filings;

•	the regulatory approval of our drug candidates;

•	our use of clinical research organizations ("CRO") and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products;

•	efforts of our sub-licensees to obtain regulatory approval and commercialize NERLYNX in areas outside the United States;

•	our ability to market any of our products;

•	our expectations regarding our costs and expenses;

•	our anticipated capital requirements and estimates regarding our needs for additional financing;

•	our ability to compete against other companies and research institutions;

•	our ability to secure adequate protection for our intellectual property;

•	our intention and ability to vigorously defend against any litigation to which we are or may become party;

•	our ability to in-license additional drugs;

•	our ability to attract and retain key personnel; and

•	our ability to obtain adequate financing.

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

•

The terms of our Note Purchase Agreement place restrictions on our ability to operate our business and on our financial flexibility, and we may be unable to achieve the revenue necessary for us to incur additional borrowings under the Note Purchase Agreement or to satisfy the minimum revenue and cash balance covenants.

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

•

Even though the United States Food and Drug Administration ("FDA") and the European Commission ("EC") have granted approval of NERLYNX for the extended adjuvant treatment of early stage, HER2-positive breast cancer and the FDA has granted approval for NERLYNX for the treatment of metastatic HER2-positive breast cancer, the terms of the approvals may limit its commercial potential.

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

We are a biopharmaceutical company with a focus on the development and commercialization of innovative products to enhance cancer care. Our lead product is NERLYNX, an oral version of neratinib, which is a potent irreversible tyrosine kinase inhibitor ("TKI") that blocks signal transduction through the human epidermal growth factor receptors, HER1, HER2 and HER4. In 2017, we obtained approval from the FDA to market, and commenced commercialization of NERLYNX in the United States for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. More recently, in February 2020, we received FDA approval to expand the indication for NERLYNX to include its use in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens in the metastatic setting. We believe neratinib has clinical application in the treatment of several other cancers as well, including other tumor types that over-express or have a mutation in HER2 or epidermal growth factor receptor ("EGFR") such as cervical cancer, lung cancer or other solid tumors.

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

We currently market NERLYNX in the United States using our direct specialty sales force consisting of approximately 38 sales specialists. Our sales specialists are supported by an experienced sales leadership team consisting of regional managers and directors, as well as a commercial team of experienced professionals in marketing, access and reimbursement, managed markets, marketing research, commercial operations and sales force planning and management. In 2018, the EC granted marketing authorization for NERLYNX in the European Union ("EU") for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab-based therapy. To facilitate our international activities, we have entered into exclusive sub-license agreements with various parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. We are currently party to several sub-licenses in various regions outside the United States, including Europe (excluding Russia and Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, and various countries and territories in Central America, South America and Africa.

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

*      EBC: Early breast cancer

**    MBC: Metastatic breast cancer

***  HRC+: Hormone receptor positive

The following table shows the HER2+ Breast Cancer approvals by disease area and country.

Extended adjuvant
United States	July 2017
European Union	August 2018
Australia	March 2019
Canada	July 2019
Argentina	August 2019
Hong Kong	October 2019
Singapore	November 2019
Switzerland	March 2020
Brunei	April 2020
China	April 2020
Chile	April 2020
New Zealand	June 2020
Taiwan	June 2020
Ecuador	July 2020
Malaysia	July 2020
Peru	March 2021
Macau	August 2021
South Korea	October 2021
Brazil	December 2021

Metastatic
United States	February 2020
Argentina	January 2021
Peru	March 2021
Chile	May 2021
Canada	June 2021
Taiwan	October 2021

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

•

Evaluate the commercialization strategies on a product-by-product basis in order to maximize the value of each. We are currently commercializing NERLYNX using a direct sales force in the United States and using sub-licensees in certain countries outside of the United States. As we move additional drug candidates through development toward regulatory approval, we plan to evaluate several options for each drug candidate’s commercialization strategy. These options include building upon or leveraging our own internal sales force; entering into a joint marketing partnership with another pharmaceutical or biotechnology company, whereby we jointly sell and market the product; and out-licensing our product, whereby another pharmaceutical or biotechnology company sells and markets our product and pays us a royalty on sales. Our decision may be different for each product that reaches commercialization and will be based on a number of factors including capital necessary to execute on each option, size of the market to be addressed and terms of potential offers from other pharmaceutical and biotechnology companies.

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

We believe that there are approximately 30,000 patients in the United States and 37,000 patients in the EU with early stage HER2-positive breast cancer that get treated with adjuvant treatment. We also believe that there are approximately 6,400 patients in the United States with third-line and 4,700 patients in the United States with fourth-line HER2-positive metastatic breast cancer. The number of patients with third-line or later HER2-positive metastatic breast cancer may decrease in future years as the introduction of new neoadjuvant, adjuvant and extended adjuvant treatments may reduce the number of patients with recurrence of HER2-positive breast cancer and therefore reduce the number of patients with HER2-positive metastatic breast cancer.

We believe that approximately 1% to 12% of all cancer patients have a mutation in HER2 kinase in the United States and that approximately 7% to 9% of all estrogen receptor positive metastatic breast cancer patients who have received prior endocrine treatment have a mutation in HER2 kinase (approximately 8,000 to 10,000 patients in the United States).

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

PB272 (neratinib oral)—Early Stage Breast Cancer

Extended Adjuvant Breast Cancer

In 2017, the FDA approved NERLYNX, formally known as PB272 (neratinib (oral)), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. In 2018, the EC granted marketing authorization for NERLYNX in the EU for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab-based therapy. These approvals were obtained based on the two-year data obtained in our ExteNET trial.

Two-Year ExteNET Data. In July 2014, we announced top line results from our ExteNET trial, a Phase III clinical trial of neratinib for the extended adjuvant treatment of early stage HER2-positive breast cancer. The data from this trial were presented in an oral presentation at the American Society of Clinical Oncology ("ASCO") Annual Meeting in June 2015 and were published online in The Lancet Oncology in February 2016. The ExteNET trial was a double-blind, placebo-controlled, Phase III trial of neratinib versus placebo after adjuvant treatment with Herceptin in women with early stage HER2-positive breast cancer. More specifically, the ExteNET trial enrolled 2,840 patients in 41 countries with early stage HER2-positive breast cancer who had undergone surgery and adjuvant treatment with trastuzumab. After completion of adjuvant treatment with trastuzumab, patients were randomized to receive extended adjuvant treatment with either neratinib or placebo for a period of one year. Patients were then followed for recurrent disease, ductal carcinoma in situ ("DCIS"), or death for a period of two years after randomization in the trial.

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

The primary endpoint of the ExteNET trial was invasive disease-free survival ("DFS"). The results of the trial demonstrated that treatment with neratinib resulted in a 33% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.67, p = 0.009). The two-year DFS rate for the neratinib arm was 93.9% and the two-year DFS rate for the placebo arm was 91.6%. The secondary endpoint of the trial was disease-free survival including ductal carcinoma in situ ("DFS-DCIS"). The results of the trial demonstrated that treatment with neratinib resulted in a 37% reduction of risk of disease recurrence including DCIS or death versus placebo (hazard ratio = 0.63, p = 0.002). The two-year DFS-DCIS rate for the neratinib arm was 93.9% and the two-year DFS-DCIS rate for the placebo arm was 91.0%.

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

Five-Year ExteNET Data.  In September 2017, we presented updated data from the ExteNET trial at the European Society of Medical Oncology ("ESMO") 2017 Congress in Madrid, Spain. The data represented a predefined five-year invasive disease-free survival ("iDFS"), analysis as a follow-up to the primary two-year iDFS analysis of the Phase III ExteNet trial. The results of the trial demonstrated that after a median follow up of 5.2 years, treatment with neratinib resulted in a 27% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.73, p = 0.008). The five-year iDFS rate for the neratinib arm was 90.2% and the 5-year iDFS rate for the placebo arm was 87.7%. The secondary endpoint of the trial was invasive disease-free survival including ductal carcinoma in situ, or iDFS-DCIS. The results of the trial demonstrated that treatment with neratinib resulted in a 29% reduction of risk of disease recurrence, including DCIS or death versus placebo (hazard ratio = 0.71, p = 0.004). The five-year iDFS-DCIS rate for the neratinib arm was 89.7% and the five-year iDFS-DCIS rate for the placebo arm was 86.8%.

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

In October 2020, we announced that efficacy results of neratinib in HER2-positive, hormone receptor-positive, or HR+, early stage breast cancer, ("eBC") from the Phase III ExteNET trial were published in Clinical Breast Cancer. The manuscript presented data focusing on HR+ patients who initiated treatment within a year of completing an adjuvant trastuzumab containing treatment (HR+ /< 1 yr) and subgroups of clinical interest including patients who did not achieve a pathological complete response (no pCR) after neoadjuvant treatment and therefore were at a high risk of disease recurrence (HR+/ <1 yr, no pCR). In the HR+ /< 1 yr patient population, the absolute 5-year invasive disease-free survival benefit versus placebo was 5.1% (HR=0.58, 95% CI 0.41–0.82) and absolute 8-year overall survival benefit was 2.1%. (HR=0.79, 95% CI 0.55–1.13). The 5-year cumulative incidence of central nervous system (CNS) metastases was 0.7% in the neratinib arm and 2.1% in the placebo arm.

In the HR+/ <1 yr, no pCR subgroup of patients that were at a high risk of disease recurrence the absolute 5-year iDFS benefit in the neratinib arm versus placebo was 7.4% (HR=0.60; 95% CI 0.33–1.07) and the 8- year overall survival benefit was 9.1% (HR=0.47; 95% CI 0.23– 0.92).

NERLYNX is currently in the body of the National Comprehensive Cancer Network ("NCCN") breast cancer guidelines for the treatment of adjuvant HER2-positive Breast Cancer (BINV-L) under the heading Useful in Certain Circumstances, with a recommendation for considering extended adjuvant neratinib for patients with HR-positive, HER2-positive disease with a perceived high risk of recurrence.

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

In December 2019 and December 2020, interim results from the CONTROL trial were presented at the 2019 CTRC-AACR San Antonio Breast Cancer Symposium, and the 2020 CTRC-AACR San Antonio Breast Cancer Symposium, respectively, and in December 2021, final results from the CONTROL trial were presented at the CTRC-AACR San Antonio Breast Cancer Symposium.

Final results showed the incidence of grade 3 diarrhea for the 137 patients who received the loperamide prophylaxis was 31%, the incidence of grade 3 diarrhea for the 64 patients who received the combination of loperamide plus budesonide was 28%, the incidence of grade 3 diarrhea for the 136 patients who received the combination of loperamide plus colestipol was 21%, the incidence of grade 3 diarrhea for the 104 patients who received colestipol alone with loperamide as needed was 33%, the incidence of grade 3 diarrhea for the 60 patients who used the dose escalation 1 regimen (DE 1) was 13%, and the incidence of grade 3 diarrhea for the 62 patients who used dose escalation regimen 2 (DE 2) was 27%. Further information is provided in Table 1 below:

Table 1:  Incidence of Treatment-Emergent Diarrhea

				Colestipol +	Neratinib	Neratinib Dose
				Loperamide	Dose	Escalation
	Loperamide	Budesonide	Colestipol	Loperamide PRN	Escalation	Scheme 2
	(N=137)	(N=64)	(N=136)	(N=104)	(N=60)	(N=62)
Patient incidence of diarrhea by worst grade - n (%)
Any grade	109 (80)	55 (86)	113 (83)	99 (95)	59 (98)	61 (98)
Grade 1	33 (24)	15 (23)	38 (28)	34 (33)	24 (40)	23 (37)
Grade 2	34 (25)	22 (34)	47 (35)	31 (30)	27 (45)	21 (34)
Grade 3	42 (31)	18 (28)	28 (21)	34 (33)	8 (13)	17 (27)
Grade 4	0	0	0	0	0	0

Diarrhea leading to discontinuation	28 (20)	7 (11)	5 (4)	8 (8)	2 (3)	4 (6)
Hospitalization (due to diarrhea)	2 (1)	0	0	0	0	0

Adoption of neratinib dose escalation at the initiation of treatment, particularly the 2-week DE schedule ("DE1"), most markedly reduced the incidence, severity, and duration of neratinib-associated grade 3 diarrhea in CONTROL compared to other treatment cohorts. Both DE strategies showed a lower incidence of grade 3 diarrhea (DE1 13%; DE2 27%) compared with that observed in the ExteNET trial (historical control: 39.8%).  No grade 4 diarrhea was reported in any cohort. The median cumulative duration of grade 3 diarrhea ranged from 2 – 2.5 days across the CONTROL DE study cohorts for the entire 12-month treatment period (compared with 5.0 days for ExteNET). The proportion of patients discontinuing neratinib because of diarrhea was decreased both DE cohorts (DE1 3%; DE2 6%) compared with ExteNET (17%).  The adoption of neratinib DE + loperamide PRN during the first 2 weeks of treatment (DE1 cohort) was associated with the lowest rate of grade 3 diarrhea during the trial compared with all other anti-diarrheal strategies investigated in CONTROL. These final findings from the CONTROL study showed improved tolerability of neratinib with all diarrhea prophylaxis strategies and suggest that neratinib DE1 with loperamide PRN may allow patients to stay on treatment longer and receive the full benefit of neratinib therapy.

This study is complete, and the results have been submitted to multiple global Health Authorities to support the addition of a dose escalation regimen to approved package inserts. As of December 31, 2021, label changes to incorporate dose escalation had been approved in the US, Canada and Australia.

PB272 (neratinib, oral)—Metastatic Breast Cancer

On February 25, 2020, the FDA approved our supplemental New Drug Application ("NDA") for the use of neratinib in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens in the metastatic setting. This approval was based on the results from our NALA trial.

Trials of Neratinib as a Single Agent. In 2009, Pfizer Inc. ("Pfizer") presented data at the CTRC-AACR San Antonio Breast Cancer Symposium from a Phase II trial of neratinib administered as a single agent to patients with HER2-positive metastatic breast cancer. Final results from this trial were published in the Journal of Clinical Oncology in March 2010.

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

NALA. In February 2013, we reached agreement with the FDA under a Special Protocol Assessment ("SPA") for our Phase III clinical trial (PUMA-NER-1301 or the NALA trial) of neratinib in patients with HER2-positive metastatic breast cancer who have failed two or more prior treatments (third-line disease). An SPA is a written agreement between the trial’s sponsor and the FDA regarding the design, endpoints, and planned statistical analysis of the Phase III trial with respect to the effectiveness of PB272 for the indication to be studied to support a New Drug Application ("NDA"). The European Medicines Agency ("EMA") also provided follow-on Scientific Advice ("SA") consistent with that of the FDA regarding our Phase III trial design and endpoints used for such design to support the submission of an marketing authorization application ("MAA") in the EU.

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

Treatment-emergent adverse events ("TEAEs") were similar between arms: TEAEs leading to neratinib/lapatinib discontinuation were lower with neratinib (10.9%) than with lapatinib (14.5%). There was a higher rate of grade 3 diarrhea with neratinib plus capecitabine compared to lapatinib plus capecitabine (24.4% vs 12.5%); however, the discontinuations due to diarrhea (neratinib plus capecitabine: 2.6%, lapatinib plus capecitabine: 2.3%) were similar in both arms.

In the NCCN Breast guidelines for HER2 positive unresectable or Stage IV (M1) disease, neratinib + capecitabine is currently listed as a treatment option for the third line and beyond setting (BINV-Q).

Metastatic Breast Cancer with Brain Metastases

Approximately one-half of the patients with HER2-positive metastatic breast cancer develop metastases that spread to their brain. The current antibody-based treatments, including trastuzumab and pertuzumab, do not enter the brain and therefore are not believed to be effective in treating these patients.

Neratinib is currently being tested in a clinical trial in collaboration with Translational Breast Cancer Research Consortium referred to as TBCRC 022. The purpose of this study is to determine how well neratinib works in treating breast cancer that has spread to the brain. In this research study, the investigators are looking to see how well neratinib works to decrease the size of or stabilize breast cancer that has metastasized to the brain.

In June 2017, we presented interim data from the TBCRC 022 at the ASCO 2017 Annual Meeting. The multicenter Phase II clinical trial enrolled patients with HER2-positive metastatic breast cancer who have brain metastases. The trial enrolled three cohorts of patients. Patients in the second cohort (n=5) represent patients who had brain metastases which were amenable to surgery and who were administered neratinib monotherapy prior to and after surgical resection. The third cohort (target enrollment=60) enrolled two sub-groups of patients (prior lapatinib-treated and no prior lapatinib) with progressive brain metastases who were administered neratinib in combination with the chemotherapy drug capecitabine. The oral presentation reflected only the patients in the third cohort of patients without prior lapatinib exposure (cohort 3A, n=37), who all had progressive brain metastases at the time of enrollment and who received the combination of capecitabine plus neratinib.

In cohort 3A, 30% of the patients had received prior craniotomy, 65% of the patients had received prior whole brain radiotherapy, and 35% had received prior stereotactic radiosurgery to the brain. No patients had received prior treatment with lapatinib.

The primary endpoint of the trial was CNS Objective Response Rate according to a composite criteria that included volumetric brain MRI measurements, steroid use, neurological signs and symptoms, and Response Evaluation Criteria in Solid Tumors ("RECIST") evaluation for non-CNS sites. The secondary endpoint of the trial was CNS response by Response Assessment in Neuro-Oncology-Brain Metastases, or RANO-BM, criteria. The efficacy results from the trial showed that 49% of patients experienced a CNS Objective Response by the composite criteria. The results also showed that the CNS response rate using the RANO-BM criteria was 24%. The median time to CNS progression was 5.5 months and the median overall survival was 13.5 months, though 49% of patients remain alive and survival data are immature.

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

The TBCRC 022 trial is currently enrolling patients in an arm of the study that is administering neratinib 160 mg daily in combination with the drug ado-trastuzumab emtansine (T-DM1, Kadcyla) in patients with HER2-positive metastatic breast cancer that has metastasized to the brain. Data from this trial is expected in 2022.

In April 2018, we announced that NERLYNX has been included as a recommended treatment option in the latest NCCN, Clinical Practice Guidelines in Oncology Central Nervous System Cancers for Breast Cancer patients with brain metastases. The NCCN designated NERLYNX in combination with capecitabine as a category 2B treatment option and NERLYNX in combination with paclitaxel as a category 2B treatment option. Use, as designated for breast cancer patients with brain metastases, is outside the FDA-approved indication for NERLYNX and considered investigational, and we do not market or promote NERLYNX for these uses.

PB272 (neratinib, oral)—Other Potential Applications

HER2 Mutation-Positive Solid Tumors

Based on the results from the Cancer Genome Atlas Study, we estimate that between 1% and 12% of each solid tumor has a mutation in HER2.

SUMMIT -- Basket Trial for HER2 Mutation-Positive Solid Tumors. In October 2013, we announced that we had initiated a Phase II clinical trial of neratinib as a single agent in patients with solid tumors that have an activating HER2 mutation, which we refer to as the SUMMIT basket trial. The Phase II SUMMIT basket trial is an open-label, multicenter, multinational study to evaluate the safety and efficacy of PB272 administered daily to patients who have solid tumors with activating HER mutations.

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

In December 2021, we announced updated interim results from the SUMMIT basket trial in the HER2-mutant, hormone receptor ("HR")-positive, metastatic breast cancer cohort and a separate cohort of patients with metastatic triple negative breast cancer at the San Antonio Breast Cancer Symposium.  In the HER2-mutant, HR-positive, metastatic breast cancer cohort, patients who have previously received CDK4/6 inhibitors were previously enrolled in a non-randomized cohort and received 240 mg of neratinib per day in combination with fulvestrant and trastuzumab. In the HER2-mutant, TNBC cohort, patients received 240 mg of neratinib per day in combination with trastuzumab. All patients received anti-diarrheal prophylaxis with loperamide alone for the first two treatment cycles.

Following our discussion with the FDA, the SUMMIT trial had been amended to randomize HR-positive, HER2-mutant metastatic breast cancer patients to receive either: (i) the combination of neratinib (N), trastuzumab (T) and fulvestrant (F), (ii) the combination of fulvestrant and trastuzumab, or (iii) fulvestrant alone. Once randomized, patients received either neratinib plus fulvestrant plus trastuzumab, fulvestrant plus trastuzumab, or fulvestrant in 1:1:1 ratio. All patients received anti-diarrheal prophylaxis with loperamide alone for the first two treatment cycles.

In the non-randomized cohort, for the 26 patients with HR-positive, HER2-mutated MBC who had previously received CDK4/6 inhibitors, the efficacy results showed that, as of a cutoff date of September 10, 2021, for the patients who received neratinib plus fulvestrant plus trastuzumab, 12 patients (46.2%) experienced a confirmed objective response, all of which were partial responses, and 15 patients (57.7%) experienced clinical benefit (clinical benefit is defined as confirmed complete response or partial response, or stable disease for at least 24 weeks). The median duration of response was 14.4 months and the median progression-free survival was 8.2 months as of the cutoff date (Table 2).

For the randomized portion of the trial, for the patients with HR-positive, HER2-mutated MBC who had previously received CDK4/6 inhibitors, no patient in either the fulvestrant plus trastuzumab or fulvestrant alone arm experienced a confirmed objective response. In the 7 randomized patients who received the combination of neratinib, trastuzumab and fulvestrant, as of the cutoff date, 2 patients (28.6%) experienced a confirmed objective response, including one complete response (14.3%) and one partial response (14.3%), and 2 patients (28.6%) experienced clinical benefit as of the cutoff date. The median duration of response was not reached and the median progression-free survival was 6.2 months as of the cutoff date (Table 2).

For all 33 patients with HR-positive, HER2-mutated MBC, who had previously received CDK4/6 inhibitors, who received the combination of neratinib plus trastuzumab plus fulvestrant, the efficacy results showed, as of the cutoff date, that 14 patients (42.4%) experienced a confirmed objective response, including one complete response (3.0%) and 13 partial responses (39.4%), and 17 patients (51.5%) experienced clinical benefit. The median duration of response was 14.4 months and the median progression-free survival was 7.0 months as of the cutoff date (Table 2).

Following review by the Independent Data monitoring committee, the fulvestrant plus trastuzumab and fulvestrant only arms were closed to enrolment and additional patients enrolled to receive the combination of neratinib, trastuzumab and fulvestrant to further evaluate the efficacy of the combination.  Enrolment in this cohort is now complete and no additional patients are being enrolled.

Table 2: Efficacy findings from HR+ MBC patients

	Non-randomized	Randomized	Randomized	Randomized	All N+F+T
	(N+F+T, n=26)	(N+F+T, n=7)	(F+T, n=7)	(F, n=7)	(N+F+T, n=33)
Objective response (confirmed CR/PR)[a], n (%)	12 (46.2)	2 (28.6)	0	0	14 (42.4)
CR	0	1 (14.3)	0	0	1 (3.0)
PR	12 (46.2)	1 (14.3)	0	0	13 (39.4)

Best overall response
(confirmed or unconfirmed PR or CR), n (%)	15 (57.7)	3 (42.9)	0	0	18 (54.5)

Median DOR[b], months (95% CI)	14.4 (6.4–NE)	NE	NE	NE	14.4 (6.4–NE)

Clinical benefit[c], n (%)	15 (57.7)	2 (28.6)	0	0	17 (51.5)

Median PFS, months (95% CI)	8.2 (4.0–15.1)	6.2 (2.1–NE)	3.9 (1.9–4.1)	4.1 (1.6–4.1)	7.0 (4.2–12.7)

Median duration of treatment, months (range)	8.7 (1.0–22.1)	5.0 (0.7–13.2)	3.5 (0.8–4.1)	2.1 (0.7–4.1)	6.5 (0.7–22.1)

Note: Data cut-off: 10 September 2021. Tumor response based on: investigator tumor assessments (RECIST v1.1) for HR+ cohorts
CR, confirmed response; PR, partial response; CI, confidence interval; DOR, duration of response; NE, not estimable; PFS, progression-free survival
[a] Objective response defined as either a complete or partial response that is confirmed no less than 4-weeks after the criteria for response are initially met
[b] Kaplan-Meier analysis
[c] Clinical benefit is defined as confirmed CR or PR or stable disease (SD) for ≥24 weeks (within +/– 7-day visit window)

Based on the results from the randomized portion of the trial, for patients with hormone receptor-positive, HER2-mutant metastatic breast cancer, the Independent Data Monitoring Committee recommended closing enrollment to the fulvestrant plus trastuzumab and fulvestrant alone arms of the trial and recommended continuing enrollment in the neratinib plus trastuzumab plus fulvestrant arm of the trial. As of the cutoff date, the Company has enrolled 19 additional patients in this triplet arm of the trial.

For the 18 patients with HER2-mutant TNBC who received fulvestrant plus trastuzumab, as of the cutoff date, 6 patients (33.3%) experienced a confirmed objective response, including one complete response (5.6%) and 5 partial responses (27.8%), and 7 patients (38.9%) experienced clinical benefit (clinical benefit is defined as confirmed complete response or partial response or stable disease for at least 24 weeks). The median duration of response was not reached and the median progression-free survival was 6.2 months as of the cutoff date. (Table 3).

Table 3: Efficacy findings from TBNC patients

TNBC
(N + T, n=18)
Objective response (confirmed CR/PR)[a], n (%)	6 (33.3)
CR	1 (5.6)
PR	5 (27.8)

Best overall response
(confirmed or unconfirmed PR or CR), n (%)	7 (38.9)

Median DOR[b], months (95% CI)	NE

Clinical benefit[c], n (%)	7 (38.9)

Median PFS, months (95% CI)	6.2 (2.1-8.2)

Median duration of treatment, months (range)	4.4 (0.3-15.4)

Note: Data cut-off: 10 September 2021. Tumor response based on: investigator tumor assessments (RECIST v1.1 or modified PERCIST) for
TBNC cohorts; TNBC cohort analysis ongoing CR, confirmed response; PR, partial response; CL, confidence interval;
DOR, duration of response; NE, not estimable; PFS, progression-free survival
[a] Objective response defined as either a complete or partial response that is confirmed no less than 4 - weeks after the criteria for responses are initially met
[b] Kaplan-Meier analysis
[c] Clinical benefit is defined as confirmed CR or PR or stable disease (SD) for ≥ 24 weeks (within +/- 7 day visit window)

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

In November 2020, we announced interim results from the ongoing SUMMIT trial of neratinib in the cohort of metastatic non-small cell lung cancer ("NSCLC") patients with EGFR exon 18 mutations who have been previously treated with an EGFR targeted TKI. In the EGFR exon 18 mutation cohort, patients with lung cancer with single or complex EGFR exon 18 mutations, who were EGFR TKI naïve or were previously exposed to EGFR TKI, were enrolled into this study and received 240 mg of neratinib daily as a single agent.

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

This cohort is now closed to enrollment.

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

We and our third-party consultants conduct pre-clinical testing in accordance with Good Laboratory Practices ("GLP") and clinical testing in accordance with Good Clinical Practice standards ("GCP") which are international ethical and scientific quality standards utilized for pre-clinical and clinical testing, respectively. GCP is the standard for the design, conduct, performance, monitoring, auditing, recording, analysis and reporting of clinical trials and the FDA requires compliance with GCP regulations in the conduct of clinical trials. Additionally, our pre-clinical and clinical testing completed in the EU is conducted in accordance with applicable EU standards, such as the EU Clinical Trials Directive (Directive 2001/20/EC of April 4, 2001), and the national laws of the 27 member states of the EU, or Member States, implementing its provisions.

We have entered into, and may enter into in the future, master service agreements with CROs with respect to initiating, managing and conducting the clinical trials of our products. These contracts contain standard terms for the type of services provided that contain cancellation clauses requiring between 30 and 45 days written notice and that obligate us to pay for any services previously rendered with prepaid, unused funds being returned to us.

Competition

The development and commercialization of new products to treat cancer is highly competitive, and we face considerable competition from major pharmaceutical, biotechnology and specialty cancer companies. As a result, there are and will likely continue to be extensive research and substantial financial resources invested in the discovery and development of new cancer products. Our competitors include, but are not limited to, Genentech, Novartis, Roche, Boehringer Ingelheim, Lilly, Takeda, Daiichi Sankyo and Seagen.  Lilly is developing their drug abemaciclib, which acts via a different mechanism than neratinib, in patients with hormone receptor–positive, HER2-positive, node-positive, high-risk early breast cancer who have completed standard adjuvant HER2-targeted treatment.  All of these competitors are developing their drugs for the treatment of early stage and/or metastatic HER2-positive breast cancer and/or for cancers that have a HER2 mutation. We are an early commercial stage company with a limited history of operations, sales, marketing and commercial manufacturing. Many of our competitors have substantially more financial and technical resources than we do. In addition, many of our competitors have more experience than we have in pre-clinical and clinical development, manufacturing, regulatory and global commercialization. We are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of cancer.

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

Sales and Marketing

We currently have a U.S. direct specialty sales force of approximately 38 sales specialists who are focused on promoting NERLYNX to oncologists. This sales force is supported by an experienced leadership team consisting of regional business leaders, as well as a commercial team of experienced professionals in marketing, access and reimbursement, managed markets, marketing research, commercial operations, and sales force planning and management. In addition, our commercial infrastructure includes capabilities in manufacturing, medical affairs, quality control, and compliance.

We launched NERLYNX in the United States in July 2017, and our focus is to establish NERLYNX as the first choice for extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy.

In 2018, the EC granted marketing authorization for NERLYNX in the EU for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab-based therapy. We plan to continue to pursue commercialization of NERLYNX in Europe and other countries outside the United States, where approved. To facilitate our international activities, we have entered into exclusive sub-license agreements with various parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. We are currently party to several sub-licenses in various regions outside the United States, including Europe (excluding Russia and Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, and various countries and territories in Central and South America. As we expand into additional territories we will continue to evaluate whether we seek to commercialize NERLYNX in those territories directly or through additional sub-licenses.

Intellectual Property and License Agreements

We hold a worldwide exclusive license under our license agreement with Pfizer, as amended, or the Pfizer Agreement, to 21 granted U.S. patents and four pending U.S. patent applications, as well as foreign counterparts thereof, and other patent applications and patents claiming priority therefrom to develop and commercialize certain compounds, including neratinib.

In the United States, we have a license to an issued patent, which is set to expire in 2030, for the composition of matter of neratinib, our lead compound. We also have a license to an issued U.S. patent for the use of neratinib in the treatment of breast cancer, which is currently set to expire in 2025, an issued patent for the use of neratinib in the extended adjuvant treatment of early stage HER2-positive breast cancer that has previously been treated with a trastuzumab containing regimen that expires in 2030, two issued patents for the use of neratinib in combination with capecitabine the later of which is set to expire in 2031 and two issued patents for the formulation of NERLYNX that are set to expire in 2030, two issued patents for the polymorphic forms of neratinib which are set to expire in 2028, one issued patent for the preparation of the polymorphic forms of neratinib which is set to expire in 2028, and three issued patents for the use of the polymorphic forms of neratinib in the treatment of breast cancer which are set to expire in 2028. In jurisdictions which permit such, we will seek patent term extensions where possible for certain of our patents (discussed further below, including in “Government Regulation”). We plan to pursue additional patents in and outside the United States from the four pending U.S. patent applications noted above and the 67 pending foreign patent applications, respectively, covering neratinib composition, formulations, and combinations and uses thereof, and additional therapeutic uses of neratinib. In addition, we will pursue patent protection for any new discoveries or inventions made in the course of our development of neratinib.

In the United States, marketing approval for neratinib was obtained on July 17, 2017, which provided five years of regulatory exclusivity. Marketing approval in the United States for neratinib in combination with capecitabine was obtained on February 25, 2020, which provided three years of regulatory exclusivity. Requests for patent term extension under the Hatch-Waxman Act have been filed for two patents in the United States: U.S. Patent No. 7,399,865 and U.S. Patent No. 9,211,291. We elected to apply patent term extension to U.S. Patent No. 7,399,865. The U.S. Patent and Trademark Office ("USPTO") has determined that U.S. Patent No. 7,399,865 is eligible for five years of patent term extension. Once extended, U.S. Patent No. 7,399,865 will expire December 29, 2030. See “Government Regulation” below. If we obtain marketing approval in the United States for new uses or combinations therapies for neratinib, we may be eligible for additional periods of regulatory exclusivity, such as three-year market exclusivity covering the new use. If we obtain market approval for neratinib or other drug candidates or in certain jurisdictions outside the United States, we may be eligible for regulatory protection, such as, eight to eleven years of data and marketing exclusivity potentially are available for new drugs in the EU; up to five years of patent extension are potentially available in Europe (Supplemental Protection Certificate), and eight years of data exclusivity are potentially available in Japan. In Europe, marketing approval for neratinib was obtained on August 31, 2018, which provided 10 years of regulatory exclusivity. Between 2019 and 2020, marketing approval for neratinib was obtained in Argentina, Brunei, Canada, Chile, China, Ecuador, Hong Kong, Israel, Malaysia, Singapore and Taiwan. Where available and eligible, regulatory or data exclusivity has been obtained, or is currently being pursued in these jurisdictions outside the United States and Europe. Patent term extension or supplemental protection certificate are being, or will be, pursued in jurisdictions where available and eligible, including Chile, Europe and Taiwan. Current market approved jurisdictions where patent term extensions or supplemental protection certificates are not available, not eligible, or not pursued, include Argentina, Brunei, Canada, China, Ecuador, Hong Kong, Israel, Malaysia and Singapore. There can be no assurance that we will qualify for any such regulatory exclusivity, or that any such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies. See “Government Regulation” below.

On November 28, 2011, a Boehringer Ingelheim entity filed an opposition to European Patent No. EP1848414, which was licensed from Pfizer in 2011, and which included specific claims to a pharmaceutical composition for use in treating cancer in a subject with a cancer having a mutation in epidermal growth factor receptor with a T790M mutation.  Oral proceedings were held before the Opposition Division of the European Patent Office in Munich, Germany on February 4, 2014.  The decision of the Opposition Division was to uphold the granted claims of the European patent that relate to the T790M mutation without any modification.  This included specific claims to a pharmaceutical composition comprising an irreversible epidermal growth factor receptor inhibitor for use in treating cancer in a subject having a T790M mutation, and claims for the pharmaceutical composition for use in the treatment of numerous cancers, including lung cancer and non-small cell lung cancer.  Both parties appealed this decision.  The opposition was rejected as inadmissible by the Board of Appeal of the European Patent Office on December 1, 2020, and the EP1848414 patent was upheld as originally granted.  We have filed Supplemental Protection Certificate applications in the countries the EP1848414 patent was validated.  Of these applications, five have been granted, and the remaining are in active prosecution.

An Opposition was filed by Hexal AG ("Hexal") on August 3, 2016 against European Patent No. EP2416774 which was licensed from Pfizer in 2011, and which claims neratinib for use in a method for treating HER-2/neu overexpressed/amplified cancer and improving IDFS, wherein the method comprises delivering neratinib therapy to HER-2/neu overexpressed/amplified cancer patients following the completion of at least one year of trastuzumab adjuvant therapy, and wherein the neratinib therapy comprises treating the cancer patients with neratinib for at least twelve months.  An oral hearing was held December 8, 2017, wherein the patent was maintained as granted.  Following an appeal filed by Hexal, the Board of Appeal of the European Patent Office rejected the claims as granted and all pending auxiliary requests during the oral hearing of September 2, 2021. Before issuance of a decision, we withdrew approval of the text in which the patent was granted and all pending auxiliary requests, thereby revoking the patent and concluding the appeal.

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

On May 21, 2020, Hexal also filed an Opposition to European Patent No. EP2498756, which was licensed from Pfizer in 2011, and which claims, inter alia, tablet formulations of neratinib maleate comprising intragranular and extragranular components.  Oral hearings have been re-scheduled for April 8, 2022 and briefings exchange between the parties are still in progress.

An Opposition was filed by Generics (UK) Ltd. ("Generics") on September 3, 2015 against European Patent No. EP2656844, which was licensed from Pfizer in 2011, and which claims, inter alia, a pharmaceutical pack containing 50 to 300 mg of neratinib and pharmaceutically acceptable salts thereof and vinorelbine for use in a method of treating a neoplasm.  An oral hearing was held July 3, 2017, wherein the patent was maintained as granted.  Generics then appealed.  The appeal was dismissed by the Board of Appeal of the European Patent Office on August 11, 2020, and the EP2656844 patent was upheld as originally granted.

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

In-License Agreement

We license the worldwide exclusive rights for the development, manufacture and commercialization of neratinib (oral), neratinib (intravenous), PB357, and certain related compounds from Pfizer Inc., or Pfizer. Under the Pfizer agreement, Pfizer was obligated to transfer to us certain information, records, regulatory filings, materials and inventory controlled by Pfizer and relating to or useful for developing these compounds and to continue to conduct certain ongoing clinical studies until a certain time. After that time, we were obligated to continue such studies pursuant to an approved development plan, including after the license agreement terminates for reasons unrelated to Pfizer’s breach of the license agreement, subject to certain specified exceptions. We were also obligated to commence a new clinical trial for a product containing one of these compounds within a specified period of time and use commercially reasonable efforts to complete such trial and achieve certain milestones as provided in a development plan. If certain of our out-of-pocket costs in completing such studies exceed a mutually agreed amount, Pfizer was obligated to pay for certain additional out-of-pocket costs to complete such studies. We must use commercially reasonable efforts to develop and commercialize products containing these compounds in specified major-market countries and other countries in which we believe it is commercially reasonable to develop and commercialize such products.  In July 2021, we entered into a confirmatory agreement with Pfizer and Wyeth LLC, or Wyeth, confirming that the rights granted to us by Pfizer under the Pfizer Agreement included Wyeth's rights in neratinib (oral), neratinib (intravenous), PB357, and certain related compounds.

As consideration for the license, we are required to make payments totaling $187.5 million upon the achievements of certain milestones if all such milestones are achieved. FDA approval of NERLYNX in July 2017 triggered a one-time milestone payment. In June 2020, we entered into a letter agreement ("Letter Agreement") with Pfizer relating to the method of payment associated with a one-time milestone payment under the Pfizer Agreement. The Letter Agreement permits us to make the milestone payment in installments with portions of the amount payable to Pfizer (including interest) made in June and November 2020 for approximately $20.6 million in the aggregate and the remaining portion to be made in September 2021 for approximately $21.9 million. Unpaid portions of the milestone payment will accrue interest at 6.25% per annum until paid. The installment payments and accrued interest are included in accrued in-licensed rights on the accompanying consolidated balance sheets.

The Pfizer Agreement originally stipulated that should we commercialize any of the compounds licensed from Pfizer or any products containing any of these compounds, we will be obligated to pay to Pfizer incremental annual royalties between approximately 10% and 20% of net sales of all such products, subject, in some circumstances, to certain reductions.

In July 2014, we signed an amendment to the Pfizer Agreement that, among other things reduced the annual royalties to be paid on net sales of licensed products from a tiered royalty rate structure ranging between 10% to 20% to a fixed rate in the low to mid-teens.

Our royalty obligation continues, on a product-by-product and country-by-country basis, until the later of (i) the last to expire valid claim of a licensed patent covering the applicable licensed product in such country, or (ii) the earlier of generic competition for such licensed product reaching a certain level of sales in such country or expiration of a certain time period after first commercial sale of such licensed product in such country. We can terminate the Pfizer Agreement at will at any time or for safety concerns, in each case upon specified advance notice. Each party may terminate the Pfizer Agreement if the other party fails to cure any breach of a material obligation by such other party within a specified time period. Pfizer may terminate the Pfizer agreement in the event of our bankruptcy, receivership, insolvency or similar proceeding. The Pfizer agreement contains other customary clauses and terms as are common in similar agreements in the industry.

Sub-License Agreements

Specialised Therapeutics Agreement

On November 20, 2017, we entered into a sub-license agreement, or the Specialised Therapeutics Agreement, with Specialised Therapeutics Asia Pte Ltd. ("STA"). Pursuant to the Specialised Therapeutics Agreement, we granted to STA, under certain of our intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license to commercialize any pharmaceutical product containing neratinib in finished form for the extended adjuvant treatment of patients with early stage HER2-positive breast cancer and HER2-positive metastatic breast cancer in Australia, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, New Zealand, Papua New Guinea, Philippines, Singapore, Thailand, Timor-Leste and Vietnam, or the STA Territory.

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

On February 24, 2021, we resolved a dispute with our former partner CANbridge Biomed Limited and terminated our sub-license agreement. Simultaneous to the termination of this agreement, we entered into a third license amendment (the "Third Pierre Fabre Amendment") with Pierre Fabre to further extend Pierre Fabre’s licensed territory to Greater China, (the "Third Pierre Fabre Territory") which includes mainland China, Taiwan, Hong Kong and Macao (each a "China Region").

Pursuant to the Pierre Fabre Agreement, we received an upfront payment and will potentially receive additional regulatory and sales-based milestone payments based on regulatory and sales activities in the Licensee Territory (as such term is defined in the Third Pierre Fabre Amendment). Pursuant to the Third Pierre Fabre Amendment, we received an upfront payment of $50.0 million and will potentially receive, additional regulatory and sales-based milestone payments up to $240.0 million based solely on regulatory and sales activities in the Third Pierre Fabre Territory. In addition, we will receive double-digit royalties based on net sales of the licensed products in the Licensee Territory, on the one hand, and double-digit royalties based on net sales of the licensed products in the Third Pierre Fabre Territory, on the other hand. For the purposes of calculating royalties, sales of the licensed products in the Third Pierre Fabre Territory will be excluded from the sales of licensed products made in the Licensee Territory.

Under the terms of the Pierre Fabre Agreement, as amended, we are obligated to supply Pierre Fabre with the licensed products in accordance with the related supply agreement. Pierre Fabre will be responsible for conducting additional clinical studies and leading regulatory activities in connection with the EMA, and Greater China.

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

The Pierre Fabre Agreement, as amended, may be terminated by either party, in its entirety, if the other party commits a material breach, subject to a cure period, or if the other party is insolvent, and Pierre Fabre may terminate the Pierre Fabre Agreement, as amended, at its convenience or if there is evidence of safety issues with the licensed product. Pierre Fabre may terminate the Pierre Fabre Agreement, as amended, on a territory-by-territory basis, by terminating only the Licensee Territory or the Third Pierre Fabre Territory, for any of the foregoing reasons. We may terminate the Pierre Fabre Agreement, as amended, on a China Region-by-China Region basis or, under certain circumstances, in the entire Third Pierre Fabre Territory if Pierre Fabre is in material violation of certain anti-corruption laws.

Bixink Agreement

During the second quarter of 2020, we entered into a sub-license agreement, or the Bixink Agreement, with Bixink Therapeutics Co., Ltd. ("Bixink"). The Bixink Agreement granted intellectual property rights and set forth the respective obligations with respect to development, commercialization and supply of NERLYNX in South Korea, or the Bixink Territory. The Bixink Agreement includes potential milestone payments due to us upon successful completion of certain performance obligations, such as achieving regulatory approvals. In addition, we are entitled to receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products throughout the Bixink Territory.

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

Government Regulation

United States—FDA Process

The research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of drug products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act ("FDCA") and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning letters, fines, civil penalties, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.

Drug Approval Process. None of our drug product candidates may be marketed in the United States until the drug has received FDA approval. The steps required before a drug may be marketed in the United States generally include the following:

•	completion of extensive pre-clinical laboratory tests, animal studies, and formulation studies in accordance with the FDA’s GLP requirements and other applicable regulations;

•	submission to the FDA of an Investigational New Drug application ("IND") for human clinical testing, which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board ("IRB") or ethics committee at each clinical site before each trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with GCP requirements to establish the safety and efficacy of the drug for each proposed indication;

•	submission to the FDA of an NDA after completion of all pivotal clinical trials;

•	satisfactory completion of an FDA advisory committee review, if applicable;

•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the active pharmaceutical ingredient ("API") and finished drug product are produced and tested to assess compliance with current Good Manufacturing Practices ("cGMPs"); and

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

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act ("PDUFA") guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to a filing review before the FDA accepts it for filing and substantive review.

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

After the FDA evaluates an NDA, it will issue an approval letter ("Complete Response Letter"). An approval letter authorizes commercial marketing of the drug for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data and/or additional clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, pre-clinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

Expedited Review and Approval Programs. The FDA has various programs, including fast track designation, breakthrough therapy designation, priority review, and accelerated approval, which are intended to expedite or simplify the process for reviewing certain drugs and in the case of accelerated approval, provide for approval on the basis of surrogate or intermediate endpoints. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening diseases or conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. Fast track designation, breakthrough therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

For example, fast track designation is designed to facilitate the development and expedite the review of drugs designed to treat serious or life-threatening diseases or conditions and which demonstrate the potential to address an unmet medical need for such diseases or conditions. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the FDA review team during development. With regard to a fast track-designated product candidate, the FDA may also consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. .

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any product candidate submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. An NDA is eligible for priority review if the product candidate is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

Drug products intended for serious or life threatening conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome, or an effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials to verify or characterize the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required clinical trials in a timely manner, or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval.

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

Data and market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under section 505(b)(2) of the FDCA by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the holder of the NDA for the reference drug.

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

Foreign Regulation

In addition to regulations in the United States, we may be subject to a variety of foreign regulations governing, among other things, clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials and approval of regulatory authorities of foreign countries before we may market products in those countries. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Non-clinical studies and clinical trials

Similarly to the United States, the various phases of non-clinical and clinical research in the EU, are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new biological substances. Non-clinical studies must be conducted in compliance with the principles of GLP as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization ("ICH") guidelines on GCP as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation ("CTR") which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate clinical trial application ("CTA") to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Medicines used in clinical trials must be manufactured in accordance with GMP. Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In the EU, medicinal product candidates can only be placed on the market after obtaining a marketing authorization ("MA"). To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MAA. The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

•

"Centralized MAs" – are issued by the European Commission ("EC") through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use ("CHMP") of the EMA, and are valid throughout the EU. The centralized procedure is mandatory for certain types of products, such as (i) medicinal products, derived from biotechnology processes, such as genetic engineering, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products ("ATMPs") such as gene therapy, somatic cell therapy or tissue-engineered medicines, and (iv) medicinal products containing a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU or for product candidates which constitute a significant therapeutic, scientific or technical innovation; or for which the granting of an MA would be in the interest of public health in the EU.

•

"National MAs" – are issued by the competent authorities of the EU member states, and only cover their respective territory and are available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure, an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state. The competent authority of the reference member state prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other member states (referred to as the member states concerned) for their approval. If the member states concerned raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling or packaging proposed by the reference member state, the product is subsequently granted a national MA in all the member states, i.e., in the reference member state and the member states concerned.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the member states of the EU assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.  MA have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.

Under the centralized procedure, the maximum timeframe for the evaluation of a MAA by the EMA is 210 days. In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. The benefits of a PRIME designation include the appointment of a CHMP rapporteur before submission of a MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

Data and Marketing Exclusivity

As in the United States, it may be possible in foreign countries to obtain a period of market and/or data exclusivity that would have the effect of postponing the entry into the marketplace of a competitor’s generic or biosimilar product.

For example, the EU provides opportunities for market exclusivity.  Upon receiving MA, reference medicinal products generally receive 8 years of data exclusivity and 10 years of market exclusivity. The data exclusivity period begins on the date of the product’s first MA in the EU and prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of 8 years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall 10-year market exclusivity period can be extended to a maximum of 11 years if, during the first 8 years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.  However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

In Japan, our products may be eligible for eight years of data exclusivity. There can be no assurance that we will qualify for such regulatory exclusivity, or that such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies.

Post-Approval Requirements

           Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports ("PSURs").

All new MAA must include a risk management plan ("RMP"), describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.

Failure to comply with the aforementioned EU and member state laws may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The aforementioned EU rules are generally applicable in the European Economic Area ("EEA") which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

For other countries outside of the EU, UK and the United States, the requirements governing product development, the conduct of clinical trials, manufacturing, distribution, marketing approval, advertising and promotion, product licensing, pricing and reimbursement vary from country to country. Additionally, clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Additionally, to the extent that any of our product candidates, once approved, are sold in a foreign country, we may be subject to applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals.

Coverage and Reimbursement

In the United States and internationally, sales of NERLYNX and any other products that we market in the future, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability of adequate coverage and reimbursement from third-party payors, such as state and federal governments, managed care providers and private insurance plans. Private insurers, such as health maintenance organizations and managed care providers, have implemented cost-cutting and reimbursement initiatives and likely will continue to do so in the future. These include establishing formularies that govern the drugs and biologics that will be offered and the out-of-pocket obligations of member patients for such products. We may need to conduct pharmacoeconomic studies to demonstrate the cost-effectiveness of our products for formulary coverage and reimbursement. Even with such studies, our products may be considered less safe, less effective or less cost-effective than existing or future products, and third-party payors may not provide coverage and reimbursement for our product candidates, in whole or in part.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA.  On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through July 1, 2022 (with a 1% payment reduction from April 1 to June 30, 2022), unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion. There have been several Congressional inquiries, as well as legislative and regulatory initiatives and executive orders designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Members of Congress and the Biden Administration have indicated they will continue to pursue legislative or administrative measures to control prescription drug costs, although the likelihood of such measures being adopted remains uncertain. For example, the Build Back Better Act, if enacted, would introduce substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, and the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D. If the Build Back Better Act is not enacted, similar or other drug pricing proposals could appear in future legislation. We cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

Government Price Reporting

Medicaid is a joint federal and state program for low-income and disabled beneficiaries. Medicare is a federal program covering individuals age 65 and over as well as those with certain disabilities. As a condition of having federal funds being made available for our covered outpatient drugs under Medicaid and Medicare Part B, we have enrolled in the Medicaid Drug Rebate Program (“MDRP”), which requires us to pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by a state Medicaid program. Medicaid drug rebates are based on pricing data that we must report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price (“AMP”) for each drug and, in the case of our innovator products, the best price (“BP”). If we become aware that our MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.

Federal law requires that a manufacturer that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program (the “340B program”) in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. We participate in the 340B program, which is administered by the Health Resources and Services Administration (“HRSA”), and requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B-eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. In addition, legislation may be introduced that, if passed, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

In order to be eligible to have drug products paid for with federal funds under Medicaid and Medicare Part B and purchased by certain federal agencies and grantees, we also must participate in the U.S. Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program. Under the VA/FSS program, we must report the Non-Federal Average Manufacturer Price (“Non-FAMP”) for our covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non-FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). We must also pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If we fail to provide timely information or are found to have knowingly submitted false information, we may be subject to civil monetary penalties.

Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with drug price transparency requirements, including the untimely, inaccurate, or incomplete reporting of drug pricing information.

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

Physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties, and often reflect a physician’s belief that the off-label use is the best treatment for the patient. The FDA does not regulate the behavior of physicians in their choice of treatments, but FDA regulations do impose stringent restrictions on manufacturers’ communications regarding off-label uses. Failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA and other regulatory agencies, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA.

Outside the United States, our ability to market a product is contingent upon obtaining marketing authorization from the appropriate regulatory authorities and similar requirements to the ones described above may apply in foreign jurisdictions. The requirements governing, among other things, marketing authorization and pricing and reimbursement vary widely from country to country.

Other Healthcare Laws

We are also subject to various federal, state and foreign laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws, data privacy and security laws and transparency laws.

The federal Anti-Kickback Statute ("AKS") prohibits, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution; however, these are drawn narrowly and require strict compliance in order to offer protection. Additionally, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Federal civil and criminal false claims laws, such as the federal False Claims Act ("FCA") prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented false, fictitious or fraudulent claims for payment or approval by the federal government, including federal health care programs, such as Medicare and Medicaid, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. Private individuals can bring “qui tam” actions under the FCA, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. Moreover, a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA.

The federal Civil Monetary Penalties law prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier.

The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The federal transparency requirements under the Physician Payments Sunshine Act, created under the ACA, requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to CMS information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (nurse practitioners, certified nurse anesthetists, physician assistants, clinical nurse specialists, anesthesiology assistants and certified nurse midwives), and teaching hospitals and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members.

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

Data Privacy and Security

Numerous state, federal and foreign laws, regulations, and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the General Data Protection Regulation ("GDPR") imposes strict requirements for processing the personal data of individuals within EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom ("UK") GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing

Other Laws and Regulatory Processes

We are subject to a variety of financial disclosure and securities trading regulations as a public company in the United States with securities traded on the NASDAQ Global Select Market, including laws relating to the oversight activities of the Securities and Exchange Commission, or the SEC, and the rules and regulations of The NASDAQ Stock Market LLC. In addition, the Financial Accounting Standards Board ("FASB"), the SEC, and other bodies that have jurisdiction over the form and content of our accounts, our financial statements and other public disclosure are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses.

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

Human Capital

Health, Wellness, and Safety

As of December 31, 2021, our workforce consisted of 196 full-time employees reporting out of our two offices in the United States - Los Angeles, CA and San Francisco, CA - along with a field-based commercial team. On November 2, 2021, the Company implemented a restructuring of the organization in part due to the impact of COVID-19 on the Company's sales. The restructuring included an overall reduction in headcount of approximately 13%, consisting primarily of commercial and research personnel. We are an equal opportunity employer and believe strongly in hiring a diverse, equitable, and inclusive workforce. This is reflected in our numbers with our total workforce being approximately 58% women, 38% ethnically diverse and 79% over the age of 40. The following table summarizes our workforce by location for the years ended December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Los Angeles	68	86
South San Francisco	42	67
Field	86	114
	196	267

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

Our financial, medical, and mental health benefits that were already in place prior to the COVID-19 pandemic were designed to help employees through crisis, and we further expanded our offerings to create appropriate “work from home” conditions for success and wellness, to include:

•	ergonomic webinars, 1x1 evaluations, and reimbursement for ergonomic equipment;

•	phone and internet subsidies;

•	purchasing additional IT equipment and office supplies;

•	increasing communications related to our free Employee Assistance Plans, work/life assistance programs, and mental health benefits;

•	professional resiliency coaching;

•	subsidized subscriptions to ClassPass – access to fitness, wellness, and mindfulness classes; and

•	purchasing Fitbits for all full-time employees.

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

We were originally incorporated in the State of Delaware in April 2007 under the name Innovative Acquisitions Corp. We were a “shell” company registered under the Exchange Act with no specific business plan or purpose until we acquired Puma Biotechnology, Inc., a privately-held Delaware corporation formed on September 15, 2010, or Former Puma, in October 2011. As a result of this transaction, Former Puma became our wholly-owned subsidiary and subsequently merged with and into us, at which time we adopted Former Puma’s business plan and changed our name to “Puma Biotechnology, Inc.”

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

We have a history of operating losses, with net losses of approximately $29.1 million, approximately $60.0 million, and approximately $75.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of approximately $1,366.8 million, outstanding indebtedness of approximately $97.1 million and cash and cash equivalents and marketable securities of approximately $82.1 million. We have devoted substantially all of our resources to identifying, acquiring and developing NERLYNX and to its commercialization in the indications for which it has received regulatory approval. Biopharmaceutical development is a highly speculative undertaking and involves a substantial degree of risk. We anticipate that we will continue to incur operating losses for the foreseeable future as our efforts to commercialize NERLYNX in existing indications, and develop NERLYNX for additional indications continue.

In 2017, the FDA approved NERLYNX for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. In February 2020, NERLYNX was also approved by the FDA in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens in the metastatic setting. In 2018, the EC granted a marketing authorization for NERLYNX in the EU for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who completed adjuvant trastuzumab-based therapy less than one year from the completion of prior adjuvant trastuzumab-based therapy. Although we have begun to commercialize NERLYNX in the U.S. and Europe in these indications, we continue to experience net losses and may never become profitable. Moreover, we are continuing to develop NERLYNX for additional indications. The successful development and commercialization of any drug candidate will require us to perform a variety of functions, including:

•	undertaking pre-clinical development and clinical trials;

•	participating in regulatory approval processes;

•	formulating and manufacturing products;

•	successfully conducting sales and marketing activities; and

•	implementing additional internal systems and infrastructure.

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

The commercial success of NERLYNX depends on the extent to which patients and physicians accept and adopt NERLYNX. For example, if the expected patient population is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take or continue to take NERLYNX, due to the related side effects, including diarrhea, or otherwise, the commercial success of NERLYNX will be limited. Thus, significant uncertainty remains regarding the commercial potential of NERLYNX. We believe our ability to effectively increase product revenue from NERLYNX will depend on our ability to, among other things:

•	achieve and maintain compliance with regulatory requirements;

•	create and sustain market demand for and achieve market acceptance of NERLYNX through our marketing and sales activities and other arrangements established for the promotion of NERLYNX;

•	compete with other breast cancer drugs (either in the present or in the future);

•	educate physicians and patients about the benefits, administration and use of NERLYNX;

•	train, deploy and support a qualified sales force;

•	secure formulary or pathway approvals for NERLYNX at a substantial number of accounts;

•

ensure that our third-party manufacturers manufacture NERLYNX in sufficient quantities, in compliance with requirements of the FDA and similar foreign regulatory agencies where NERLYNX is approved, and at acceptable quality and pricing levels in order to meet commercial demand;

•

ensure that our third-party manufacturers develop, validate and maintain commercially viable manufacturing processes that are compliant with current Good Manufacturing Practice ("cGMP") or similar foreign regulations;

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

While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will continue to remain dependent on our ability to obtain sufficient funding to sustain operations and successfully commercialize NERLYNX. We are party to a Note Purchase Agreement with Athyrium, providing for potential issuance of notes of up to $125.0 million, which mature on July 23, 2026. As of December 31, 2021, we had $100.0 million in principal amounts outstanding. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. We may raise funds in equity or debt financings to access funds for our capital needs. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing obtained by us in the future would cause us to incur debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may terminate or delay the development of one or more of our product candidates, delay clinical trials necessary to market our products, or delay establishment of sales and marketing capabilities or other activities necessary to commercialize our products. If this were to occur, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited. Furthermore, our ability to obtain funding may be adversely impacted by uncertain market conditions, our success in commercializing neratinib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time.

The terms of our Note Purchase Agreement place restrictions on our ability to operate our business and on our financial flexibility, and we may be unable to achieve the revenue necessary for us to incur additional borrowings under the Note Purchase Agreement or to satisfy the minimum revenue and cash balance covenants.

The terms of our Note Purchase Agreement place restrictions on our ability to operate our business and on our financial flexibility. As of December 31, 2021, the aggregate principal amount outstanding under the notes sold pursuant to the Note Purchase Agreement (collectively, the “Notes”) was $100.0 million. The Notes are secured by collateral which consists of our equity interests in our domestic and foreign subsidiaries (including up to 100% of the issued and outstanding equity interests in each of our domestic subsidiaries directly owned by us or the guarantors of the Notes) and substantially all of our property, other than our intellectual property. In addition to voluntary prepayments, we may also be required to make mandatory prepayments under the Notes in varying amounts within three (3) business days of the occurrence of certain events, including in the event that we receive proceeds from a voluntary or involuntary disposition and such proceeds are not reinvested in eligible assets within 180 days of the date of such disposition, or in the event that we receive extraordinary receipt cash proceeds and such proceeds are not reinvested in eligible assets within 180 days of the date of such extraordinary receipt. The Note Purchase Agreement includes affirmative and negative covenants applicable to us and our subsidiaries. The affirmative covenants include, but are not limited to, requirements to (i) maintain our legal existence and take all reasonable actions to maintain our rights, privileges and authorizations (including renewal of permits or licenses) necessary to conduct our business and maintain our intellectual property, (ii) deliver certain financial statements, certificates and other information to Athyrium on a regular basis, (iii) maintain adequate insurance coverage with respect to the properties and business and (iv) cause all of our deposit accounts to be subject to Deposit Account Control Agreements. The negative covenants include, but are not limited to, restrictions on (i) creating or incurring certain liens on our property, assets or revenues, (ii) making certain investments or incurring additional indebtedness, (iii) engaging in certain business or strategic activities (including transactions with affiliates or insiders) and (iv) paying certain dividends, distributions or other restricted payments. Additionally, pursuant to the Note Purchase Agreement, we must maintain a minimum cash balance in our accounts subject to a Deposit Account Control Agreement and must achieve certain levels of product revenue for any four (4) consecutive fiscal quarter periods. These affirmative and negative covenants may make it difficult for us to operate our business. In addition, we are in the early stages of commercializing NERLYNX, and we cannot assure you that we will be able to achieve the minimum product revenue requirements or minimum cash balance requirements under the Note Purchase Agreement. Our failure to satisfy such requirements, or our direct or indirect breach of certain other covenants, could result in an event of default under the Notes. The occurrence and continuation of an event of default could (i) cause interest to accrue at a rate per annum equal to the applicable interest rate under the Note Purchase Agreement plus two percent (2.00%) and (ii) cause accrued and unpaid interest on past due amounts (including interest thereon) to be due and payable in cash on demand. Additionally, upon the occurrence or continuation of an event of default, Athyrium, in its capacity as administrative agent, would have the right to exercise remedies against us, including declaring the unpaid principal amount under the Note (and interest thereon) immediately due and payable, and foreclosure against the property securing the Notes (including our cash). Other events of default under the Note Purchase Agreement include, but are not limited to, (i) our failure to pay principal or interest due under the Note Purchase Agreement, (ii) our insolvency or related actions (including an assignment for the benefit of creditors), (iii) the existence of  material adverse changes in our business or products, (iv) the occurrence of any default under certain other indebtedness in an amount greater than $750,000 or one or more judgments against us in an amount greater than $750,000 individually or in the aggregate that remains unsatisfied, unvacated or unstayed for a period of ten (10) days after its entry and (v) the delisting of our shares of common stock from the Nasdaq Capital Market.

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

The majority of our revenue comes from a limited number of customers. In 2021, two customers individually comprised approximately 31% and 22%, respectively, of our total product revenue. We expect that revenue from a limited number of customers will continue to account for a large portion of our revenue in the future. The loss by us of any of these customers, or a material reduction in their purchases or their market pricing, could harm our business, results of operations, financial condition and prospects. In addition, if any of these customers were to fail to pay us in a timely manner, it could harm our cash flow.

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

Regulatory approval for any approved product is limited by the FDA and foreign regulatory authorities to those specific indications and conditions for which clinical safety and efficacy have been demonstrated as set forth on the product label. If we market NERLYNX for uses beyond such approved indications, we could be subject to enforcement action, which could have a material adverse effect on our business.

The FDA and foreign regulatory authorities strictly regulates marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. Any regulatory approval that the FDA or foreign regulatory authorities grant is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA and foreign regulatory authorities. For example, the FDA-approved label for NERLYNX is limited to the extended adjuvant treatment of adult patients with early stage, HER2-positive breast cancer following adjuvant trastuzumab-based therapy, and in combination with capecitabine, to the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 based regimens in the metastatic setting. In addition to the FDA or foreign regulatory authorities approval required for new formulations, any new indication for an approved product also requires FDA or foreign regulatory authorities approval. If we are not able to obtain FDA approval for any desired future indications for our drugs and drug candidates, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

While physicians in the United States and abroad may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote the products is narrowly limited to those indications that are specifically approved by the FDA or foreign regulatory authorities. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. For example, in April 2018, we announced that NERLYNX (neratinib) has been included as a recommended treatment option in the latest NCCN Clinical Practice Guidelines in Oncology Central Nervous System Cancers for Breast Cancer patients with brain metastases. The NCCN designated NERLYNX in combination with capecitabine as a category 2A treatment option and NERLYNX in combination with paclitaxel as a category 2B treatment option. Use, as designated for breast cancer patients with brain metastases, is outside the FDA approved indication for NERLYNX and considered investigational, and we do not market or promote NERLYNX for these uses. Regulatory authorities in the United States and abroad generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. Although recent court decisions suggest that certain off-label promotional activities may be protected under the First Amendment, the scope of any such protection is unclear. If our promotional activities fail to comply with the FDA’s or foreign regulatory authorities' regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA  or foreign regulatory authorities rules and guidelines relating to promotion and advertising may cause the FDA or foreign regulatory authorities to issue warning letters or untitled letters, bring an enforcement action against us, suspend or withdraw an approved product from the market, require a recall or institute fines or civil fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our reputation and our business.

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

•

a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected and not generally distributed through the retail channel;

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA.  On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through July 1, 2022 (with a 1% payment reduction from April 1 to June 30, 2022), unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changes the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs. We cannot predict all of the ways in which future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion. There have been several Congressional inquiries, as well as legislative and regulatory initiatives and executive orders designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Members of Congress and the Biden Administration have indicated they will continue to pursue legislative or administrative measures to control prescription drug costs, although the likelihood of such measures being adopted remains uncertain. For example, the Build Back Better Act, if enacted, would introduce substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, and the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D. If the Build Back Better Act is not enacted, similar or other drug pricing proposals could appear in future legislation. We cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize NERLYNX and our other product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could restrict or regulate post-approval activities and affect our ability to commercialize NERLYNX and our other product candidates, if approved. In other international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

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

We are subject to federal, state and foreign healthcare fraud and abuse laws, false claims laws and physician payment transparency laws. Failure to comply with these laws may subject us to substantial penalties.

We do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors. However, federal, state and foreign healthcare laws and regulations pertaining to fraud and abuse and physician payment transparency laws and regulations apply to us depending on programs we operate and have been asserted by the government and others to apply to companies like us, and our arrangements with healthcare providers, customers and other entities, including our marketing practices, educational programs and pricing policies. These laws include:

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

•

the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to Centers for Medicare & Medicaid Services, or CMS, information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (nurse practitioners, certified nurse anesthetists, physician assistants, clinical nurse specialists, anesthesiology assistants and certified nurse midwives), and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners (manufacturers are required to submit reports to CMS by the 90th day of each calendar year);

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

We are also exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, distributors and agents may engage in fraudulent or other illegal activity. While we have policies and procedures in place prohibiting such activity, misconduct by these parties could include, among other infractions or violations, intentional, reckless and/or negligent conduct or unauthorized activity that violates FDA or foreign regulatory authority requirements, including those laws that require the reporting of true, complete and accurate information to the FDA or foreign regulatory authorities, manufacturing standards, federal and state healthcare fraud and abuse laws and regulations, laws that require the true, complete and accurate reporting of financial information or data or other commercial or regulatory laws or requirements. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.

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

We participate in the Medicaid Drug Rebate Program ("MDRP") and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs, including NERLYNX, that are dispensed to beneficiaries of these programs. As a condition of having federal funds being made available for our covered outpatient drugs under Medicaid and Medicare Part B, we have enrolled in the MDRP, which requires us to pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by a state Medicaid program. Medicaid drug rebates are based on pricing data that we must report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price (“AMP”) for each drug and, in the case of our innovator products, the best price (“BP”). If we become aware that our MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. In addition, there is increased focus by the Office of Inspector General within the U.S. Department of Health and Human Services on the methodologies used by manufacturers to calculate AMP, and BP, to assess manufacturer compliance with MDRP reporting requirements. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP, which would result in payment not being available for our covered outpatient drugs under Medicaid or, if applicable, Medicare Part B. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations.

Federal law requires that a manufacturer that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program (the “340B program”) in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. We participate in the 340B program, which is administered by the Health Resources and Services Administration (“HRSA”), and requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B-eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. In addition, legislation may be introduced that, if passed, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

In order to be eligible to have drug products paid for with federal funds under Medicaid and Medicare Part B and purchased by certain federal agencies and grantees, we also must participate in the U.S. Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program. Under the VA/FSS program, we must report the Non-Federal Average Manufacturer Price (“Non-FAMP”) for our covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non-FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). We must also pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If we fail to provide timely information or are found to have knowingly submitted false information, we may be subject to civil monetary penalties.

Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation that may prevent or limit our ability to take price increases at certain rates or frequencies. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with drug price transparency requirements, including the untimely, inaccurate, or incomplete reporting of drug pricing information. If we are found to have violated state law requirements, we may become subject to penalties or other enforcement mechanisms, which could have a material adverse effect on our business.

Pricing and rebate calculations are complex, vary among products and programs, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. The terms, scope and complexity of these government pricing programs change frequently, as do interpretations of applicable requirements for pricing and rebate calculations. Responding to current and future changes may increase our costs and the complexity of compliance will be time consuming. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. Price recalculations under the MDRP also may affect the ceiling price at which we are required to offer products under the 340B program. Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. In the event that CMS were to terminate our Medicaid rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs. We cannot assure you that our submissions will not be found to be incomplete or incorrect.

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

From time to time, we may also disclose interim data from our clinical trial. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

Approval of NERLYNX by the FDA or the EC for any particular indication does not ensure that a foreign jurisdiction will also approve NERLYNX for such indication, nor does it ensure that NERLYNX will be approved by the FDA or the EC for any other indications. Obtaining approval of an NDA or foreign marketing application is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or a foreign regulator may delay, limit or deny approval of a drug candidate for many reasons, including:

•	we may not be able to demonstrate that NERLYNX or any other drug candidate is safe and effective as a treatment for our targeted indications to the satisfaction of the FDA or other regulator;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or other regulator for marketing approval;

•	the FDA or other regulators may disagree with the number, design, size, conduct or implementation of our clinical trials;

•

the CRO, that we retain to conduct clinical trials or any other third parties involved in the conduct of trials may take actions outside of our control that materially adversely impact our clinical trials;

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

•	the FDA or other regulator may require development of a Risk Evaluation and Mitigation Strategy or similar risk management measures as a condition of approval;

•	the FDA or other regulator may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers; or

•	the FDA or other regulator may change its approval policies or adopt new regulations.

If we do not obtain regulatory approval of NERLYNX for other indications, whether in the United States or in other jurisdictions, we will not be able to market NERLYNX for such indications in those jurisdictions, which will limit our commercial revenue.

We are subject to ongoing obligations and continued regulatory review with regard to NERLYNX and any other drug candidates that may receive FDA or foreign regulatory approval, which may result in significant expense. Additionally, NERLYNX and our drug candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

The FDA’s approval of the NDA for NERLYNX and any regulatory approvals that we receive for our other drug candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the drug candidate. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and similar requirements and GCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, warning letters or holds on clinical trials;

•	refusal by the FDA or foreign regulatory authorities to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; and

•	injunctions or the imposition of civil or criminal penalties.

The FDA’s and foreign regulatory authorities' policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates.  We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s and foreign regulatory authorities' ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and foreign regulatory authorities' ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the European Medicines Agency ("EMA") following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020 the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections.  Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic.  Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Clinical trials are very expensive, time-consuming and difficult to design and implement.

Although NERLYNX has been approved by the FDA for the extended adjuvant treatment of early stage, HER2-positive breast cancer, and in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 based regimens in the metastatic setting, and by the EC for the extended adjuvant treatment of adult patients with early-stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who completed adjuvant trastuzumab-based therapy less than one year ago, NERLYNX is still under development for various indications in the United States and in the EU, and our other drug candidates are in development, as well, all of which will require extensive clinical testing before we can submit any NDA or similar foreign entities for regulatory approval. We cannot predict with any certainty that any NDA or supplemental NDA (or similar foreign applications) seeking to expand the indication for NERLYNX will be approved by the FDA or foreign regulatory authorities. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our other drug candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The results of pre-clinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be successful.

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

•	obtaining approval from one or more institutional review boards, or IRBs or ethics committees;

•	IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;

•	changes to clinical trial protocol;

•	clinical sites deviating from trial protocol or dropping out of a trial;

•	manufacturing sufficient quantities of product candidate or obtaining sufficient quantities of combination therapies for use in clinical trials;

•	subjects failing to enroll or remain in our trial at the rate we expect, or failing to return for post- treatment follow-up;

•	subjects choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;

•	lack of adequate funding to continue the clinical trial;

•	subjects experiencing severe or unexpected drug-related adverse effects;

•	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;

•	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU CTR which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate CTA to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

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

Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or comparable foreign regulatory authority approval. We cannot guarantee that the FDA or foreign regulatory authorities will interpret trial results as we do, and more trials could be required before we are able to submit applications seeking approval of our product candidates. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential. Furthermore, the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA or comparable foreign regulatory authorities delaying, limiting or denying approval of our product candidates.

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

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture NERLYNX and our drug candidates. While our drug candidates were being developed by Pfizer, both the drug substance and drug product were manufactured by third-party contractors. We are using the same third-party contractors to manufacture, supply, store and distribute drug supplies for our clinical trials and the commercialization of NERLYNX. If we are unable to continue our relationships with one or more of these third-party contractors, we could experience delays in our development or commercialization efforts as we locate and qualify new manufacturers. We intend to rely on one or more third-party contractors to manufacture the commercial supply of our drugs. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•

We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited, and the FDA or foreign regulatory authorities must approve any replacement manufacturer. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval.

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

•

The facilities used by our contract manufacturers to manufacture NERLYNX and our other drug candidates must be approved by the FDA or foreign regulatory authorities pursuant to inspections that are conducted following submission of an NDA to the FDA or pursuant to similar foreign applications to foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP or similar foreign regulations for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and similar non-U.S. regulatory agencies and corresponding state agencies to ensure strict compliance with cGMP regulations and other government regulations and corresponding foreign standards. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for our other drug candidates, if approved, or market NERLYNX.

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

If our third-party manufacturers fail to manufacture NERLYNX in sufficient quantities and at acceptable quality and pricing levels, or fail to fully comply with cGMP or similar foreign regulations, we may face delays in commercialization or be unable to meet market demand, and may lose potential revenues.

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

We depend upon independent investigators and collaborators, such as CROs, universities and medical institutions, to conduct our pre-clinical studies and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with regulatory requirements, including GCP requirements, and the applicable protocol. If we, or any of our CROs or third party contractors, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current cGMP or similar foreign regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, third party contractors and investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard or otherwise fails to satisfy applicable regulatory requirements, the approval of our FDA or foreign applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors to our detriment, our competitive position would be harmed. If any of our relationships with these third-party collaborators terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. Switching or adding additional third parties to our clinical trial programs can involve substantial costs and require extensive management time and focus.

Risks Related to our Business Operations

Our business, financial condition, results of operations and ongoing clinical trials have been and could continue to be harmed by the effects of the COVID-19 pandemic.

We are subject to various risks related to the global pandemic associated with COVID-19. For example, many geographic regions have imposed, or in the future may impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19. These types of restrictions have deterred and may continue to deter or prevent cancer patients from traveling to see their doctors and result in a decline in new patient enrollments/new patient starts and in revenue for NERLYNX, our only commercial product. Additionally, our commercial team, field medical and sales force have been forced to suspend the majority of their travel and personal interactions with physicians and customers, including visits to healthcare provider offices or clinics. The commercial team and sales force are currently limited to conducting the majority of their promotional activities virtually. The respective commercial teams of certain of the companies to which we sub-license the commercial rights of NERLYNX, and on which we rely for our international sales, have chosen or have been forced to take similar action, and other sub-licensees of NERLYNX may choose or be forced to take similar action. Furthermore, the pandemic has resulted in dramatic increases in unemployment rates, which resulted in a number of people becoming uninsured or underinsured, and this trend may continue. These developments have had and may continue to have an adverse effect on our revenue and thus could have an adverse effect on our ability to satisfy the minimum revenue and cash balance covenants in our loan and security agreement.

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

•	refusal of the FDA or foreign regulatory authorities to accept data from clinical trials in affected geographies.

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

Further, certain states have also enacted data privacy and security laws. For example, the California Consumer Privacy Act ("CCPA") went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act ("CPRA") recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business; despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

Furthermore, the FTC, and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

In addition, the regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are being enacted and existing ones are being updated and strengthened. For example, on May 25, 2018, the GDPR took effect in Europe. The GDPR is directly applicable in each European Union and EEA member state and applies to companies established in the European Union and the EEA as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the European Union and the EEA. GDPR imposes stringent data protection obligations for processors and controllers of personal data, and penalties and fines for failure to comply with GDPR are significant, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU ("CJEU"), limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results

Further, since January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenue and our business will suffer.

The market for our drugs and drug candidates is characterized by intense competition and rapid technological advances. NERLYNX competes, and any of our other drug candidates that receives FDA or foreign regulatory approval will compete, with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products or may offer comparable performance at a lower cost. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. If our products fail to capture and maintain market share, we may not achieve sufficient product revenue and our business will suffer.

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

As of December 31, 2021, we had 196 employees. Our future success depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled scientific, technical, marketing, managerial and financial personnel. Although we will seek to hire and retain qualified personnel with experience and abilities commensurate with our needs, there is no assurance that we will succeed despite their collective efforts. Competition for personnel is intense, and any failure to attract and retain the necessary technical, marketing, managerial and financial personnel would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

The patents we have licensed may be affected by certain provisions of the America Invents Act, or AIA, enacted in 2011. For example, under the AIA, members of the public may seek to challenge an issued patent by petitioning the USPTO to institute a post grant proceeding, such as a Post Grant Review, or PGR, or Inter Parties Review, or IPR. Once a post grant proceeding is instituted, the USPTO may find grounds to revoke the challenged patent or specific claims therein. A similar procedure (known as a patent opposition) has existed in Europe for many years and we have defended, and continue to defend, our European patents in certain of those proceedings. We cannot predict whether any other licensed patents will become the subject of a post grant proceeding or patent opposition. If a significant product patent is successfully challenged in a post grant proceeding or patent opposition, it may be revoked, which would have a serious negative impact on our ability to maintain exclusivity in the market-place for our commercial products affected by such revocation and could adversely affect our future revenues and profitability.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. These types of lawsuits are subject to inherent uncertainties, and are expensive and time-consuming to investigate, defend and resolve. For instance, in Hsu v. Puma Biotechnology, Inc., the plaintiff alleged that we and certain of our executive officers made false or misleading statements and failed to disclose material adverse facts about our business, operations, prospects and performance in violation of the Exchange Act. In February 2019, a jury found that three of the four challenged statements were not false and misleading, and thus found in the defendants' favor on those claims. In December 2021, the Court issued an order preliminarily approving the parties' settlement which provides for payment by us of approximately $54.2 million in two installments to be paid in January and June of 2022.  Any other litigation to which we are a party may similarly divert our management’s attention and financial and other resources, or result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines. Additionally, we may decide to settle such lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.

Issuance of stock to fund our operations may dilute your investment and reduce your equity interest.

We may need to raise capital in the future to fund the development of our drug candidates or for other purposes. Any equity financing may have a significant dilutive effect to stockholders and a material decrease in our existing stockholders’ equity interest in us.  In November 2021, we also entered into an Open Market Sales AgreementSM with Jefferies LLC pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $50.0 million from time to time, in any method that is deemed to be an “at the market” offering as defined in Rule 415(a)(4) of the Securities Act.  Equity financing, if obtained, could result in substantial dilution to our existing stockholders. At its sole discretion, our board of directors may issue additional securities without seeking stockholder approval, and we do not know when we will need additional capital or, if we do, whether it will be available to us.

Upon the exercise of our outstanding warrant, holders of our common stock may experience immediate dilution and the market price of our common stock may be adversely affected.

Our founder, Chief Executive Officer and President, Alan H. Auerbach, holds a warrant for 2,116,250 shares with an exercise price of $16.00 per share. If any portion of the outstanding warrant is exercised for shares of our common stock prior to its expiration in October 2026, our stockholders may experience immediate dilution and the market price of our common stock may be adversely affected.

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

We currently intend to retain any future earnings for funding growth. We do not anticipate paying any dividends in the foreseeable future, and the payment of dividends is also restricted under our Note Purchase Agreement with Athyrium. As a result, you should not rely on an investment in our securities if you require dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future. Moreover, you may not be able to re-sell your shares in us at or above the price you paid for them.

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

We lease approximately 65,656 square feet of office space in the building located at 10880 Wilshire Boulevard, Los Angeles, California for use as our corporate headquarters. This lease commenced in December 2011 and over time has been amended to add rentable square footage. In February 2019, we entered into a long-term sublease agreement whereby we sublease 12,429 square feet of this office space to a third party subtenant.  The rental amounts payable to us pursuant to the sublease increase approximately 3% each year. The lease and the related sublease both terminate in March 2026. We also lease approximately 29,470 square feet of office space in the building located at 701 Gateway Blvd, South San Francisco, California. The lease for the South San Francisco facility commenced in October 2012. The lease will terminate around March 2026, with an option to extend for an additional five-year term. We believe that our existing office space, along with the additional office space in South San Francisco, is adequate to meet current and anticipated future requirements and that additional or substitute space will be available as needed to accommodate any expansions that our operations require.

ITEM 3.	LEGAL PROCEEDINGS

Hsu v. Puma Biotechnology, Inc., et. al.

On June 3, 2015, Hsingching Hsu, individually and on behalf of all others similarly situated, filed a class action lawsuit against us and certain of our executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG). On October 16, 2015, lead plaintiff Norfolk Pension Fund filed a consolidated complaint on behalf of all persons who purchased our securities between July 22, 2014 and May 29, 2015. A trial on the claims relating to four statements alleged to have been false or misleading was held from January 15 to January 29, 2019. At trial, the jury found that three of the four challenged statements were not false or misleading, and thus found in the defendants’ favor on those claims. On October 29, 2021, the parties informed the Court that they had reached a settlement in principle.  The parties' settlement provides that there will be no judgment for liability entered against the defendants, and provided payment by us of approximately $54.2 million in two installments, to be paid in January and June of 2022. On December 13, 2021, lead plaintiff filed a motion for preliminary approval of the settlement, and on December 29, 2021, the Court issued an order preliminarily approving the settlement. The Court also set a date for the final settlement hearing, which is scheduled to be held April 11, 2022.

Eshelman v. Puma Biotechnology, Inc., et. al.

In February 2016, Fredric N. Eshelman filed a lawsuit against our Chief Executive Officer and President, Alan H. Auerbach, and us in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D). The complaint generally alleged that we and Mr. Auerbach made defamatory statements regarding Dr. Eshelman in connection with a proxy contest. In May 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach. A trial on the remaining defamation claims against us took place from March 11 to March 15, 2019. At trial, the jury found us liable and awarded Dr. Eshelman $15.9 million in compensatory damages and $6.5 million in punitive damages.  We strongly disagreed with the verdict and, on April 22, 2019, filed a motion for a new trial or, in the alternative, a reduced damages award. The Court denied that motion on March 2, 2020. We appealed that ruling, and the verdict. Additionally, after trial, the plaintiff filed a motion seeking approximately $3.0 million in attorneys’ fees, as well as prejudgment interest. In the Court’s March 2020 ruling, it denied the motion for attorneys’ fees but granted the request for prejudgment interest, bringing the total judgment to $26.3 million. On March 30, 2020, the plaintiff filed a notice of cross-appeal and conditional cross-appeal, appealing the Court’s order denying the plaintiff’s request for attorneys’ fees and conditionally cross-appealing a Court ruling that certain communications between Mr. Auerbach and his attorneys were protected by attorney-client privilege and a related evidentiary ruling. On June 23, 2021, the United States Court of Appeals for the Fourth Circuit affirmed the liability verdict in the Eshelman v. Puma Biotechnology, et. al matter but found the $22.4 million damages award, payable by us, to be excessive in light of the evidence at trial. The court vacated this award and remanded for a new trial on damages. The Court's judgment will eliminate the damages award, including interest on the judgment, pending further proceedings on remand. On July 7, 2021, the plaintiff filed a petition for panel or en banc rehearing, which was denied on July 20, 2021. On July 26, 2021, the plaintiff filed a motion to stay issuance of the Fourth Circuit's mandate pending the filing and resolution of a petition for certiorari in the Supreme Court. The Fourth Circuit denied that motion on July 29, 2021. On October 18, 2021, the plaintiff filed a petition of certiorari with the Supreme Court seeking review of the Fourth Circuit's ruling. On December 13, 2021, the Supreme Court denied plaintiff's petition for certiorari. The case remains pending in the district court, which has not yet scheduled the new trial on damages.

CANbridge Licensing Dispute

On July 28, 2020, we filed a request for arbitration against CANbridge Biomed Limited ("CANbridge") before the ICC International Court of Arbitration. We asserted that CANbridge violated the terms of our agreement with CANbridge in which we granted CANbridge an exclusive sublicense to develop and commercialize NERLYNX throughout greater China. We sought an arbitral award, as well as damages, costs, and attorneys’ fees. On August 26, 2020, CANbridge filed its response to our request for arbitration and brought counterclaims, seeking damages, costs and attorneys’ fees. On February 24, 2021, we and CANbridge resolved our dispute, with each side agreeing to dismiss our respective claims in the arbitration. The settlement is limited to claims asserted in the arbitration, or that are related to the claims asserted in the arbitration.

Legal Malpractice Suits

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

On June 23, 2021, the United States Court of Appeals for the Fourth Circuit set aside the damages award in the Eshelman v. Puma Biotechnology, Inc., et al matter and remanded the case to the District Court for a new trial on damages. On October 7, 2021, Judge R. Stuart Albright entered into an Order staying all proceedings in the legal malpractice case for six months to allow time to resolve the damages issues in the Eshelman case. As a result, the amount of potential damages that may be recovered in the legal malpractice case is uncertain at this time.

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, Puma filed suit against AstraZeneca Pharmaceuticals, LP, AstaZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the '314 patent”) and 10,596,162 (“the '162 patent”).  (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al, 1:21CV01338 (D. Del. Sep. 22, 2021)).  Puma’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the '314 and '162 patents.  Puma is an exclusive licensee of the '314 and '162 patents under the Pfizer Agreement.  Wyeth is a co-plaintiff.  Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021.  Puma filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims.  The case was recently reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. The parties filed a joint status report about the case and attended a teleconference with the Court on February 9, 2022. The parties submitted a joint discovery plan and proposed schedule for consideration by the Court on February 15, 2022. On February 17, 2022, Judge Kennelly entered a schedule for the case, including setting the matter for trial to begin May 13, 2024.  The parties will now proceed to fact discovery.

Sandoz Litigation

On November 10, 2021, Puma filed suit against Sandoz, Inc. for infringement of U.S. Patent No. 7,399,865 B2 (“the '865 patent”) (Puma Biotechnology, Inc. et al. v. Sandoz Inc., 1:21CV19918 (D.N.J. Nov. 10, 2021) in the U.S. District Court for the District of New Jersey.  The Complaint was filed within 45 days of Sandoz providing notice of its abbreviated new drug application (“ANDA”) seeking approval to market a generic version of Puma’s NERLYNX (neratinib) Tablets, 40 mg prior to the expiration of the '865 patent. Puma and Wyeth seek judgment that Sandoz’s purported ANDA product would, if allowed on the market, infringe the ‘865 patent, and ask that the Court order that, pursuant to 35 U.S.C. 271(e)(4)(A), the FDA’s approval of the Sandoz NDA can be no earlier than the date the ‘865 patent expires. Sandoz has stated that, due to Paragrah III certifications filed for other patents listed in the Orange Book in conjunction with NERLYNX. Sandoz cannot launch its ANDA product until November 30, 2030 at the earliest. Puma’s complaint alleges that Sandoz has infringed the '865 patent by seeking approval to commercially manufacture, use, offer for sale, sell, and/or import a generic version of NERLYNX in the United States prior to the expiration of the '865 patent.  Puma is the exclusive licensee of the '865 patent under the Pfizer Agreement.  Wyeth is a co-plaintiff.  Sandoz submitted its answer to the complaint on January 14, 2022, and asserted counterclaims challenging the ‘865 patent as invalid.  Puma and Wyeth filed an answer to those counterclaims on February 4, 2022.  The parties appeared before the Magistrate Judge on February 15, 2022 for an initial hearing, and submitted a scheduling order on February 18, 2022.  The filing of Puma’s Complaint against Sandoz triggered a 30-month stay of marketing approval for Sandoz’s ANDA.

China Litigation

On January 18, 2022, Shanghai Acebright Pharmaceuticals Group Co., Ltd. (“Acebright”) filed an ANDA with the National Medical Products Administration in China (“NMPA”) seeking approval to market a generic version of Puma’s NERLYNX (neratinib) tablet, 40mg in China.  Acebright seeks approval prior to the expiration of three patents listed on the China Patent Information Registration Platform for Marketed Drugs (“Chinese Orange Book”), namely, Chinese Patent Nos. ZL201410082103.7, ZL201080060546.6, and ZL200880118789.3 (“NERLYNX Patents”), alleging in a Type 4.2 patent declaration that its generic version of NERLYNX does not fall within the scope of the claims of NERLYNX Patents listed on the Chinese Orange Book.  The patent declaration of Acebright were published on the Chinese Orange Book on January 19, 2022.  Puma and/or its commercialization partner in China have 45 days from the publication of the patent declarations of Acebright to request administrative or judicial determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX Patents listed on the Chinese Orange Book. Upon acceptance of the request for administrative or judicial determination, NMPA will institute a stay of Acebright’s ANDA for nine months.  If, during the nine-month stay period, an administrative or judicial determination is made that Acebright’s generic neratinib tablet falls within the scope of the claims of the NERYLYNX Patents listed on the Chinese Orange Book, NMPA will be prohibited from approving Acebright’s ANDA until the NERLYNX Patents expire.

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

Record Holders

On February 25, 2022, we had nine holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. We believe approximately 11,000 additional owners held our common stock in “Street Name” as of February 25, 2022.

Dividends

We have never declared or paid any cash dividends on our capital stock. Currently, we anticipate that we will retain all available funds for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits, and other factors that our board of directors deems relevant. Additionally, we are restricted from paying cash dividends under our Note Purchase Agreement with Athyrium.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this Annual Report, “Securities Authorized for Issuance Under Equity Compensation Plans,” is hereby incorporated by reference into this Item 5 of Part II of this Annual Report.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during fiscal year 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any “affiliated purchasers” within the definition of Rule 10b-18(a)(3) made any purchases of our equity securities during the fourth quarter of 2021.

Puma Biotechnology, Inc. (PBYI)*

Stock Price Performance Graph

The graph and table below compare the cumulative total return of our common stock from December 31, 2016, through December 31, 2021, with the cumulative total returns on (i) the Nasdaq Biotechnology Index and (ii) the Nasdaq Composite Index. The comparison assumes investment of $100 on December 31, 2016, in our common stock and in each index and, for each index, assumes reinvestment of all dividends.

The historical price performance included below is not necessarily indicative of future stock price performance.

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21

Puma Biotechnology, Inc.	100.00	321.99	66.29	28.50	33.42	9.90
NASDAQ Composite Index	100.00	129.64	125.96	172.17	249.51	304.85
NASDAQ Biotechnology Index	100.00	121.63	110.85	138.69	175.33	175.37

*

On October 19, 2012, shares of Puma common stock were listed and began trading on the New York Stock Exchange. On January 3, 2017, the listing of shares of Puma common stock was moved to the Nasdaq Stock Market.

ITEM 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company with a focus on the development and commercialization of innovative products to enhance cancer care. We in-licensed from Pfizer, Inc. ("Pfizer") the global development and commercialization rights to PB272 (neratinib, oral), PB272 (neratinib, intravenous) and PB357. Neratinib is a potent irreversible tyrosine kinase inhibitor ("TKI") that blocks signal transduction through the human epidermal growth factor receptors, HER1, HER2 and HER4. Currently, we are primarily focused on the development and commercialization of the oral version of neratinib, our most advanced drug candidate is directed at the treatment of HER2-positive breast cancer and HER2 mutated cancers. We believe neratinib has clinical application in the treatment of several other cancers as well, including other tumor types that over-express or have a mutation in HER2 or EGFR, such as breast cancer, cervical cancer, lung cancer or other solid tumors.

Prior to 2017, our efforts and resources had been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. In 2017, the U.S. Food and Drug Administration ("FDA") approved NERLYNX, formally known as PB272 (neratinib, oral), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. In February 2020, NERLYNX was also approved by the FDA in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens in the metastatic setting. In 2018, the European Commission ("EC"), granted marketing authorization for NERLYNX in the European Union for the extended adjuvant treatment of adult patients with early-stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab-based therapy.

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

In July 2021, we announced that the U.S. Food and Drug Administration ("FDA") approved a labeling supplement to the U.S. Prescribing Information for NERLYNX that incorporates the use of NERLYNX dose escalation as evaluated in the Phase II CONTROL Trial. In July 2021, our Canadian partner, Knight Therapeutics, Inc., received Health Canada’s approval of an alternate dosing regimen (two-week dose escalation) to be incorporated into the prescribing information.

On July 23, 2021, we entered into a note purchase agreement with Athyrium Opportunities IV Co-Invest 1 LP ("Athyrium") for an aggregate principal amount of $100.0 million. The borrowings under the Athyrium Note Purchase Agreement ("Athyrium Notes"), together with cash on hand, were used to repay the outstanding indebtedness, including the applicable exit and prepayment fees owed to lenders under our Oxford Credit facility. See Note 10-Debt, for further details regarding both the Athyrium Notes and Oxford Loan and Security Agreement.

In the fourth quarter of 2021, Puma received additional approvals for the use of NERLYNX in the extended adjuvant population.  On November 11, 2021, Bixink’s, Puma’s partner in South Korea announced the approval of NERLYNX from the Korean Ministry of Food and Drug Safety and on December 13, 2021, Pint Pharma, Puma’s partner in Latin America announced that the Brazilian Health Authority ("ANVISA") had approved NERLYNX in Brazil.

In December 2021, NERLYNX (neratinib) was included in the updated National Reimbursement Drug List ("NRDL") by the China National Healthcare Security Administration ("NHSA") for patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer after adjuvant trastuzumab based therapy.  The addition of NERLYNX to the China NRDL now enables broad access to neratinib to more women throughout China.

  Our expenses to date have been related to hiring staff, commencing company-sponsored clinical trials and the build out of our corporate infrastructure and, since 2017, the commercial launch of NERLYNX. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance product development. To date, our major sources of working capital have been proceeds from product and license revenue, public offerings of our common stock, proceeds from various debt instruments and sales of our common stock in private placements.

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

Our ability to continue to operate without any significant negative impacts will in part depend on the length and severity of the COVID-19 pandemic and our ability to protect our employees and our supply chain. We continue to follow and monitor recommended actions of government and health authorities to protect our employees worldwide. For the year ended December 31, 2021, we and our key third-party suppliers and manufacturers were able to broadly maintain operations. We rely exclusively on third-party manufacturers to manufacture NERLYNX.

We intend to satisfy our near-term liquidity requirements through a combination of our existing cash and cash equivalents and marketable securities as of December 31, 2021 and proceeds that will become available to us through product sales, royalties and sub-license milestone payments. However, this intention is based on assumptions that may prove to be wrong. Changes may occur that would consume our available capital faster than anticipated, including the length and severity of the COVID-19 pandemic and measures taken to control the spread of COVID-19, as well as changes in and progress of our development activities, the impact of commercialization efforts, acquisitions of additional drug candidates and changes in regulation. Some of these developments have had and may continue to have an adverse effect on our revenue and thus could have an adverse effect on our ability to satisfy the minimum revenue and cash balance covenants in our loan and security agreement.

Key Litigation Developments

On October 29, 2021, the parties to the class action lawsuit against us and certain of our executive officers, Hsu v. Puma Biotechnology, Inc., et. al., informed the court that a settlement was reached in principle.  The court entered judgment in an amount representing the claimed damages and prejudgment interest totaling approximately $54.2 million. On November 2, 2021, the court dismissed the case in light of the parties' settlement and retained jurisdiction solely for the purpose of settlement approval. The parties' settlement in principle provides that there will be no judgment for liability entered against us or Mr. Auerbach, and additionally provides for payment by us of approximately $54.2 million in two (2) installments payable in January 2022 and June 2022. The settlement in principle is subject to execution of a formal settlement agreement to be negotiated among the parties, which will be submitted to the court for approval. For additional detail regarding the class action lawsuit, see Part I. Item 3. Legal Proceedings in this Annual Report on Form 10-K.

In February 2016, Fredric N. Eshelman filed a lawsuit against our Chief Executive Officer and President, Alan H. Auerbach, and us in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D). The complaint generally alleged that we and Mr. Auerbach made defamatory statements regarding Dr. Eshelman in connection with a proxy contest. In May 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach. A trial on the remaining defamation claims against us took place from March 11 to March 15, 2019. At trial, the jury found us liable and awarded Dr. Eshelman $15.9 million in compensatory damages and $6.5 million in punitive damages.  We strongly disagreed with the verdict and, on April 22, 2019, filed a motion for a new trial or, in the alternative, a reduced damages award. The Court denied that motion on March 2, 2020. We appealed that ruling, and the verdict. Additionally, after trial, the plaintiff filed a motion seeking approximately $3.0 million in attorneys’ fees, as well as prejudgment interest. In the Court’s March 2, 2021 ruling, it denied the motion for attorneys’ fees but granted the request for prejudgment interest, bringing the total judgment to $26.3 million. On March 30, 2020, the plaintiff filed a notice of cross-appeal and conditional cross-appeal, appealing the Court’s order denying the plaintiff’s request for attorneys’ fees and conditionally cross-appealing a Court ruling that certain communications between Mr. Auerbach and his attorneys were protected by attorney-client privilege and a related evidentiary ruling. On June 23, 2021, the United States Court of Appeals for the Fourth Circuit affirmed the liability verdict in the Eshelman v. Puma Biotechnology, et. al matter but found the $22.4 million damages award, payable by us, to be excessive in light of the evidence at trial. The court vacated this award and remanded for a new trial on damages. The Court's judgment will eliminate the damages award, including interest on the judgment, pending further proceedings on remand. On July 7, 2021, the plaintiff filed a petition for panel or en banc rehearing, which was denied on July 20, 2021. On July 26, 2021, the plaintiff filed a motion to stay issuance of the Fourth Circuit's mandate pending the filing and resolution of a petition for certiorari in the Supreme Court. The Fourth Circuit denied that motion on July 29, 2021. On October 18, 2021, the plaintiff filed a petition of certiorari with the Supreme Court seeking review of the Fourth Circuit's ruling. On December 13, 2021, the Supreme Court denied plaintiff's petition for certiorari. The case remains pending in the district court, which has not yet scheduled the new trial on damages.

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

Cost of sales

Cost of sales consists of third-party manufacturing costs, freight, and indirect overhead costs associated with sales of NERLYNX. Cost of product sales also includes period costs related to royalty charges payable to Pfizer, the amortization of milestone payments under our license agreement with Pfizer, certain inventory manufacturing services, inventory adjustment charges, unabsorbed manufacturing and overhead costs, and manufacturing variances. Cost of license revenue includes applicable license termination fees.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses, consist primarily of salaries and payroll-related costs, stock-based compensation expense, professional fees, business insurance, rent, general legal activities, credit loss expense and other corporate expenses. We expense SG&A expenses as they are incurred.

Research and development expenses

Research and development ("R&D") expenses include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for manufacturing of clinical materials and clinical trials. During the years ended December 31, 2021, 2020 and 2019, our R&D expenses consisted primarily of CRO fees; fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our R&D expenses as they are incurred. Internal R&D expenses primarily consist of payroll-related costs and also include equipment costs, travel expenses and supplies.

Results of Operations

The following summarizes our results of operations for the years ended December 31, 2021 and 2020. For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the Year Ended December 31, 2020, which was filed with the United States Securities and Exchange Commission on March 1, 2021.

Total revenue

Total revenue was approximately $253.2 million for the year ended December 31, 2021, compared to $225.1 million for the year ended December 31, 2020.

Product revenue, net

Product revenue, net was approximately $189.1 million for the year ended December 31, 2021, compared to $196.7 million for the year ended December 31, 2020. The decrease in product revenue, net was attributable to a volume decrease of approximately 13% in bottles of NERLYNX sold, and an increase in reserves for variable consideration from approximately 16% of product revenue for the year ended December 31, 2020 to approximately 19% of product revenue for the year ended December 31, 2021. The increase in reserves for variable consideration is primarily due to an increase in Medicaid claims and government chargebacks as a percentage of gross revenue. The decrease in product revenue, net was partially offset by increases in gross selling price that occurred in the first and third quarters of 2021.

License revenue

License revenue was approximately $51.8 million for the year ended December 31, 2021, compared to $22.7 million for the year ended December 31, 2020. The increase in license revenue was primarily due to a large upfront payment resulting from an amendment to a sub-licensing agreement during the year ended December 31, 2021.

Royalty revenue

Royalty revenue was approximately $12.3 million for the year ended December 31, 2021, compared to $5.7 million for the year-ended December 31, 2020. The increase was due to increased product sales by our sub-licensees as they increased commercialization of NERLYNX in additional territories.

Cost of sales

Cost of sales was approximately $63.7 million for the year ended December 31, 2021, compared to $39.4 million for the year ended December 31, 2020. The increase in cost of sales was primarily attributable to a one-time license termination fee of $20.0 million in February 2021 and increased royalty and license fee expenses of $3.5 million.

Selling, general and administrative expenses:

Selling, general, and administrative expenses	For the Year Ended		Change
(in thousands)	December 31,		$	%
	2021	2020	2021/2020	2021/2020
Payroll and related costs	$38,118	$41,313	$(3,195)	-7.7%
Professional fees and expenses	38,356	42,935	(4,579)	-10.7%
Travel and meetings	4,521	4,726	(205)	-4.3%
Facilities and equipment costs	5,546	5,673	(127)	-2.2%
Stock-based compensation	25,699	17,778	7,921	44.6%
Credit loss expense (recovery)	(1,000)	1,000	(2,000)	-200.0%
Other	5,054	5,063	(9)	-0.2%
	$116,294	$118,488	$(2,194)	-1.9%

Total SG&A expenses decreased approximately 1.9% to $116.3 million for the year ended December 31, 2021 from $118.5 million for the year ended December 31, 2020. The decrease is primarily attributable to the following:

•	a decrease in payroll and related costs of approximately $3.2 million due to a reduction in headcount;

•

a decrease in professional fees and expenses of approximately $4.6 million, consisting of a $5.7 million decrease in consulting fees related to marketing and commercialization efforts, partially offset by an increase of $1.1 million in legal fees;

•	a recovery of credit loss expense of $1.0 million for the year ended December 31, 2021, compared to a credit loss expense of $1.0 million for the year ended December 31, 2020;

which were partially offset by:

•	an increase in stock-based compensation expense of approximately $7.9 million primarily due to the $13.6 million incremental expense resulting from the modification of the term of Mr. Auerbach’s warrant, and an increase of approximately $4.0 million from new grants, partially offset by a decrease of approximately $7.9 million for fully vested grants and a decrease of approximately $1.8 million for awards forfeited.

Research and development expenses:

Research and development expenses	For the Year Ended		Change
(in thousands)	December 31,		$	%
	2021	2020	2021/2020	2021/2020
Clinical trial expense	$26,033	$31,428	$(5,395)	-17.2%
Internal R&D	33,068	38,736	(5,668)	-14.6%
Consultant and contractors	5,835	8,689	(2,854)	-32.8%
Stock-based compensation	6,934	18,797	(11,863)	-63.1%
	$71,870	$97,650	$(25,780)	-26.4%

Total R&D expenses decreased approximately 26.4% to $71.9 million for the year ended December 31, 2021 from approximately $97.7 million for the year ended December 31, 2020. The decrease is primarily attributable to the following:

•	a decrease in stock-based compensation expense of approximately $11.9 million related to the full vesting of previous grants;

•	a decrease in internal R&D expense of approximately $5.7 million as a result of lower headcount and related compensation expense;

•	a decrease in clinical trial expenses of approximately $5.4 million due to the close out of certain clinical trials and a reduction in patient enrollments and monitoring costs; and

•	a decrease in consultant and contractor expenses of approximately $2.9 million due to the close out of certain clinical trials.

Other income and expenses:

Other income (expenses)	For the Year Ended		Change
(in thousands)	December 31,		$	%
	2021	2020	2021/2020	2021/2020
Interest income	$160	$489	$(329)	-67.3%
Interest expense	(12,807)	(14,046)	1,239	-8.8%
Legal verdict expense	(9,591)	(16,196)	6,605	-40.8%
Loss on debt extinguishment	(8,146)	—	(8,146)	100.0%
Other income	292	367	(75)	-20.4%
	$(30,092)	$(29,386)	$(706)	2.4%

Interest expense

For the year ended December 31, 2021, we recognized approximately $12.8 million in interest expense compared to approximately $14.0 million of interest expense for the year ended December 31, 2020. The approximately $1.2 million decrease in interest expense is primarily due to less interest expense related to Pfizer in 2021.

Legal verdict expense

For the year ended December 31, 2021, we reduced our legal verdict expense accrual by approximately $19.8 million with respect to the Eshelman v. Puma Biotechnology, Inc., et.al judgment, and we increased our legal verdict expense accrual by approximately $29.4 million with respect to the Hsu v. Puma Biotechnology, Inc., et. al judgement, which resulted in a net legal verdict expense of approximately $9.6 million for the period.

Loss on debt extinguishment

For the year ended December 31, 2021 we recognized approximately $8.1 million in loss on debt extinguishment in connection with our debt refinancing during the third quarter of 2021. See Note 10-Debt.

Non-GAAP Financial Measures:

In addition to our operating results, as calculated in accordance with U.S. generally accepted accounting principles, or GAAP, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance. The following table presents our net income (loss) and net income (loss) per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation. For the years ended December 31, 2021 and 2020, stock-based compensation represented approximately 112.0% and 61.0% of our net loss, respectively. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Income (Loss) and GAAP Net Loss Per Share to Non-GAAP Adjusted Net Income (Loss) Per Share

(in thousands except share and per share data)

	For the Year Ended December 31,
	2021	2020
GAAP net loss	$(29,126)	$(59,995)
Adjustments:
Stock-based compensation -
Selling, general and administrative	25,699	17,778	(1)
Research and development	6,934	18,797	(2)
Non-GAAP adjusted net income (loss)	$3,507	$(23,420)

GAAP net loss per share—basic	$(0.72)	$(1.52)
Adjustment to net loss (as detailed above)	0.81	0.93
Non-GAAP adjusted basic net income (loss) per share	$0.09	$(0.59	)(3)

GAAP net income (loss) per share—diluted	$(0.70)	$(1.52)
Adjustment to net income (loss) (as detailed above)	0.78	0.93
Non-GAAP adjusted diluted net income (loss) per share	$0.08 (4)	$(0.59	)(5)

(1) To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.

(3) Non-GAAP adjusted basic net loss per share was calculated based on 40,638,852 and 39,576,107 weighted-average shares of common stock outstanding for the years ended December 31, 2021 and 2020, respectively.

(4) Non-GAAP adjusted diluted net income per share was calculated based on 41,558,838 weighted average common shares outstanding and potentially dilutive common stock equivalents (stock options, restricted stock units and warrants) for the twelve months ended December 31, 2021.
(5) Potentially dilutive common stock equivalents (stock options, restricted stock units and warrants) were not included in the non-GAAP adjusted diluted net loss per share for the twelve months ended December 31, 2020 as these shares would be considered anti-dilutive.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of and for the years ended December 31, 2021 and December 31, 2020 and is intended to supplement the more detailed discussion that follows:

	As of	As of
Liquidity and capital resources (in thousands)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$63,131	$85,293
Marketable securities	18,975	8,096
Working capital	30,436	31,884
Stockholders' deficit	(2,446)	(5,951)

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Cash provided by (used in):
Operating activities	$20,650	$773
Investing activities	(10,881)	33,403
Financing activities	(31,931)	(9,932)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(22,162)	$24,244

Operating Activities

We recorded net losses of approximately $29.1 million and approximately $60.0 million for the years ended December 31, 2021 and 2020, respectively. We recorded positive cash flows from operating activities of approximately $20.7 million for the year ended December 31, 2021 and recorded positive cash flows from operating activities of approximately $0.8 million for the year ended December 31, 2020.

Net cash provided by operating activities for the year ended December 31, 2021 consisted of a net loss of a $29.1 million, offset by a decrease of non-cash items of approximately $46.6 million, including stock-based compensation, depreciation and amortization, credit loss recovery and loss on extinguishment of debt of approximately $3.8 million related to the write off of debt issuance costs.  Further changes in cash flows from operations included an increase in accrued expenses other of approximately $5.2 million, a decrease in other current assets of approximately $3.2 million, and a decrease in prepaid expenses and other of approximately $2.7 million. These changes were offset by an increase in accounts receivable, net of approximately $6.0 million, a increase in inventory of approximately $3.7 million, a decrease in post-marketing commitment liability of approximately $1.1 million, and a decrease in accounts payable of approximately $0.9 million.

Net cash used in operating activities for the year ended December 31, 2020, included a net loss of approximately $60.0 million, adjusted for non-cash items of approximately $36.6 million for stock-based compensation expense, approximately $10.0 million for depreciation and amortization, and $1.0 million for a provision for credit loss expense. Further changes in cash flows from operations included an increase in accrued expenses of approximately $19.3 million, a decrease in accounts receivable, net of approximately $2.4 million, and a decrease in prepaid expenses and other of approximately $2.3 million. These changes were offset by a decrease in accounts payable of approximately $7.1 million, an increase in other current assets of approximately $3.1 million, and an increase in inventory, net of approximately $0.3 million, and other immaterial fluctuations.

Investing Activities

During the year ended December 31, 2021, cash provided by investing activities was approximately $10.9 million. This included the maturity of available-for-sale securities of approximately $27.2 million, partially offset by the purchase of available-for-sale securities of approximately $38.1 million.

During the year ended December 31, 2020, cash provided by investing activities was approximately $33.4 million. This included the maturity of available-for-sale securities of approximately $73.2 million, partially offset by the purchase of available-for-sale securities of approximately $29.8 million and an increase in intangible assets relating to the milestone achieved under our license agreement with Pfizer of $10.0 million.

Financing Activities

During the year ended December 31, 2021, cash provided by financing activities was approximately $31.9 million.  During July 2021, we used approximately $8.5 million for the payment of prepayment costs, end of loan payment costs and other extinguishment costs related to our credit facility with Oxford, and approximately $1.9 million in payment of debt issuance costs related to the Athyrium Notes, and $20.0 million was used for installment payments relating to the milestone achieved under our license agreement with Pfizer of $20.0 million.

During the year ended December 31, 2020, cash used in financing activities was approximately $9.9 million related to the installment payment associated with a milestone achieved under our license agreement with Pfizer of $10.0 million. Additionally, during April 2020, approximately $8.4 million was borrowed and fully repaid with no penalty or interest from Silicon Valley Bank, ("SVB") under the Paycheck Protection Program ("PPP"), of the Coronavirus Aid, Relief, and Economic Security Act.

Oxford Loan and Security Agreement

In October 2017, we initially entered into a loan and security agreement with SVB, as administrative agent, and the lenders party thereto from time to time, or the Original Lenders, including Oxford and SVB (as amended and restated from time to time, the “Oxford Credit Facility”). On February 3, 2021, we amended the Oxford Credit Facility to establish revised minimum revenue thresholds for the trailing year to date periods ending March 31, June 30, September 30, and December 31, 2021. Pursuant to the terms of the Oxford Credit Facility, at our option, we could prepay the outstanding principal balance of any term loan in whole, but not in part, subject to a prepayment fee of either (a) three percent (3.0%) of the amount prepaid if the prepayment occurred through and including the first anniversary of the funding date of such term loan, (b) two percent (2.0%) of the amount prepaid if the prepayment occurred after the first anniversary of the funding date of such term loan through and including the second anniversary of the funding date of such term loan, or (c) one percent (1.0%) of the amount prepaid if the prepayment occurred after the second anniversary of the funding date of such term loan and prior to the Maturity Date. On July 23, 2021, we used proceeds from the Athyrium Note Purchase Agreement to repay the amounts outstanding under the Oxford Credit Facility, together with applicable exit and prepayment fees, and terminated the Oxford Credit Facility.

Athyrium Note Purchase Agreement

We issued senior notes for an aggregate principal amount of $100.0 million pursuant to the note purchase agreement dated July 23, 2021, by us, and our subsidiaries, and Athyrium, as Administrative Agent, and certain other investor parties (the “Note Purchase Agreement”), with an initial maturity date of July 23, 2026 (the “Athyrium Notes”). The Athyrium Notes were issued for face amount of $100.0 million net of an original issue discount of $1.5 million. The Athyrium Notes also require a 2.0% exit payment to be made on each payment of principal. The borrowings under the Athyrium Notes, together with cash on hand, were used to repay our outstanding indebtedness, including the applicable exit and prepayment fees owed to lenders under its Oxford Credit Facility. We can borrow up to an additional $25.0 million under the Note Purchase Agreement for general corporate purposes and to further support commercial initiatives. The Athyrium Notes are secured by substantially all of our assets. We incurred $1.9 million of deferred financing costs with the borrowing.

The Athyrium Notes bear interest at an annual rate equal to the sum of (i) 8.0% and (ii) three-month London Interbank Offering Rate ("LIBOR") rate where the three-month LIBOR rate cannot be less than 1.5% or greater than 3.5%. (or a comparable or successor rate that gives due consideration to the then prevailing rate used by commercial banks in the United States which rate is reasonably determined by Athyrium).  Interest is payable quarterly on the last business day of March, June, September and December each year. Beginning June 30, 2024, principal payments are required to be made quarterly at 11.11% of the original face amount with the remaining balance paid at maturity. Each principal payment will also include a 2.0% exit payment. As of December 31, 2021, the effective interest rate for the loan was 10.98%.

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

As of December 31, 2021, the principal balance outstanding under the Athyrium Notes was $100.0 million, representing all of the Company’s long-term debt. The Company was in compliance with all applicable covenants under the Athyrium Notes.

Current and Future Financing Needs

We did not receive or record any product revenues until the third quarter of 2017. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our R&D efforts and our commercialization efforts.

We may choose to begin new R&D efforts or we may choose to launch additional marketing efforts. These efforts may require funding in addition to the cash and cash equivalents totaling approximately $63.1 million and approximately $19.0 million in marketable securities available at December 31, 2021. While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will need to generate significant revenue to sustain operations and successfully commercialize neratinib. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Our ability to obtain funding may be adversely impacted by uncertain market conditions, including the global COVID-19 pandemic, our success in commercializing neratinib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. We believe that our existing cash and cash equivalents and marketable securities as of December 31, 2021 and proceeds that will become available to us through product sales and sub-license payments are sufficient to satisfy our operating cash and capital needs for at least one year after the filing of this Annual Report.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. Our contractual obligations result from leases for office space and office equipment and the principal and interest owed under our Note Purchase Agreement. We also have unrecognized tax benefits that, if recognized, would affect the effective tax rate at December 31, 2021. We do not have tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefit will significantly increase or decrease within 12 months of the reporting date. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information.

The following table represents our contractual obligations as of December 31, 2021, aggregated by type (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	$24,410	$5,483	$11,436	$7,491	—
Debt obligations (principal and interest)	135,782	9,632	52,478	73,672	—
Total	$160,192	$15,115	$63,914	$81,163	—

We also engage with CROs and contract manufacturing organizations ("CMOs") in addition to engaging in contracts for the management of its ongoing clinical trials and pre-commercialization efforts. The Company may cancel these agreements with a 30 to 45 day written notice to the outside vendor. We would be obligated to pay for services rendered up to that point, which amounts to total contractual obligations of $54.8 million within the next twelve months. The contracts also contain variable costs that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary, and therefore, are not included in the total obligations amount.. Included in the total contractual obligations above are payments to be made when milestones are reached. As of December 31, 2021, our obligations for potential milestone payments totaled approximately $17.3 million. This amount will be paid by the Company if all milestones are reached and would reduce the overall contractual obligation if one or more milestone is never reached.

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

See Note 13-Income Taxes and Note 14-Commitments and Contingencies in the accompanying notes to the financial statements for a summary of our uncertain tax positions and contracts held by us as of December 31, 2021. As of December 31, 2021, the amount of unrecognized tax benefit was $4.3 million, and is also not included in the table above as the timing of when or if these payments will be made is uncertain.

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

Revenue Recognition

Under Accounting Standards Codification ("ASC") Topic 606 - Revenue from Contracts with Customers ("ASC 606") we recognize revenue when a customer obtains control of the promised goods or services, in an amount that reflects the consideration which we expect to be entitled in exchange for those goods or services. We had no contracts with customers until the FDA approved NERLYNX on July 17, 2017. Subsequent to receiving FDA approval, we entered into a limited number of arrangements with specialty pharmacies and specialty distributors in the United States to distribute NERLYNX. These arrangements are our initial contracts with customers. We have determined that these sales channels with customers are similar.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2021 and, therefore, the transaction price was not reduced further during the year ended December 31, 2021. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invest our excess cash primarily in cash equivalents such as money market investments as of December 31, 2021. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of our outstanding notes sold pursuant to the Note Purchase Agreement (the “Notes”). As of December 31, 2021, the aggregate outstanding principal amounts of the Notes was $100.0 million. The Notes bear interest at a rate per annum equal to the sum of (a) 8.00% plus (b) the lesser of (x) three-month London Interbank Offered Rate (“LIBOR”) and (y) 3.5% (or a comparable or successor rate that gives due consideration to the then prevailing rate used by commercial banks in the United States which rate is reasonably determined by Athyrium).  If overall interest rates had increased by 100 basis points during the year ended December 31, 2021, our interest expense would have increased by $1.0 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework - 2013 (COSO 2013 framework). Based on this evaluation, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our 2022 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our 2022 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our 2022 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our 2022 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our 2022 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.

Consolidated Financial Statement Schedules

(a) Documents Filed as Part of Report

(1) Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm	F-2
•	Consolidated Balance Sheets at December 31, 2021 and 2020	F-5
•	Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019	F-6
•	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2021, 2020 and 2019	F-7
•	Consolidated Statements of Stockholders’ (Deficit) Equity for the Years Ended December 31, 2021, 2020 and 2019	F-8
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019	F-9
•	Notes to Consolidated Financial Statements	F-10

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

4.2(a)#	Amendment to Warrant to Purchase Shares of Common Stock of Puma Biotechnology, Inc., dated April 1, 2021, by and between the Company and Alan H. Auerbach (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021 and incorporated herein by reference)

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

Pfizer Letter Agreement dated June 8, 2020, by and between the Company and Pfizer Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020 and incorporated herein by reference)

10.1(d)**

Amendment No. 2 to License Agreement dated October 29, 2020, between the Company and Pfizer Inc. (filed as Exhibit 10.1(d) to the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2021 and incorporated by reference)

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

Fifth Amendment to Puma Biotechnology, Inc. 2011 Incentive Award Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021 and incorporated herein by reference)

10.2(g)#	Puma Biotechnology, Inc. 2017 Employment Inducement Incentive Award Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 28, 2020 and incorporated herein by reference)

10.2(h)#

First Amendment to Puma Biotechnology, Inc. 2017 Employment Inducement Incentive Award Plan (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 28, 2020 and incorporated herein by reference)

10.2(i)#	Second Amendment to Puma Biotechnology, Inc. 2017 Incentive Award Plan (filed as Exhibit 99.12 to the Company's Current Report on Form S-8 filed with the SEC on September 16, 2021, and incorporated herein by reference)

10.2(j)#

Form of Stock Option Grant Notice and Stock Option Agreement, issued pursuant to the 2011 Incentive Award Plan (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2012 and incorporated herein by reference)

10.2(k)#

Form of Chief Executive Officer Stock Option Grant Notice and Stock Option Agreement, issued pursuant to the 2011 Incentive Award Plan (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2012 and incorporated herein by reference)

10.2(l)#

Form of Performance Share Award Agreement, issued pursuant to the 2011 Incentive Award Plan (filed as Exhibit 10.2(d) to the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2014 and incorporated herein by reference)

10.2(m)#

Form of Restricted Stock Unit Award Agreement, issued pursuant to the 2011 Incentive Award Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2016 and incorporated herein by reference)

10.2(n)#

Form of Stock Option Grant Notice and Stock Option Agreement, issued pursuant to the 2017 Employment Inducement Incentive Award Plan (filed as Exhibit 10.2(k) to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2019 and incorporated herein by reference)

10.3(a)

Office Lease by and between the Company and CA - 10880 Wilshire Limited Partnership, executed on December 7, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2011 and incorporated herein by reference)

10.3(b)

First Amendment to the Office Lease, dated as of November 28, 2012, by and between the Company and CA - 10880 Wilshire Limited Partnership (filed as Exhibit 10.13(b) to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2013 and incorporated herein by reference)

10.3(c)

Second Amendment to the Office Lease, dated as of December 3, 2013, by and between the Company and CA - 10880 Wilshire Limited Partnership (filed as Exhibit 10.6(c) to the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2014 and incorporated herein by reference)

10.3(d)

Third Amendment to the Office Lease, dated as of March 18, 2014, by and between the Company and CA - 10880 Wilshire Limited Partnership (filed as Exhibit 10.5(d) to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2015 and incorporated herein by reference)

10.3(e)

Fourth Amendment to the Office Lease, dated as of July 31, 2015, by and between the Company and CA - 10880 Wilshire Limited Partnership (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015 and incorporated herein by reference)

10.4#

Employment Agreement, dated January 19, 2012, by and between the Company and Alan H. Auerbach (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2012 and incorporated herein by reference)

10.5(a)

Office Lease by and between DWF III Gateway, LLC and the Company, executed June 7, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2012 and incorporated herein by reference)

10.5(b)

First Amendment to Lease, dated as of May 19, 2014, by and between DWF III Gateway, LLC and Puma Biotechnology, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2014 and incorporated herein by reference)

10.5(c)

Second Amendment to Lease, dated as of June 10, 2014, by and between DWF III Gateway, LLC and Puma Biotechnology, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2015 and incorporated herein by reference)

10.5(d)

Third Amendment to Lease, dated as of July 21, 2015, by and between PR 707 Gateway, LLC (as successor in interest to DWF III Gateway, LLC) and the Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015 and incorporated herein by reference)

10.6#

Letter Agreement, dated May 2, 2012, between the Company and Richard P. Bryce (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2012 and incorporated herein by reference)

10.7#	Form of Indemnification Agreement (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 15, 2012 and incorporated herein by reference)

10.8#	Amended Non-Employee Director Compensation Program (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020 and incorporated herein by reference)

10.9(a)*

License Agreement, dated November 20, 2017, by and between the Company and Specialised Therapeutics Asia Pte Ltd. (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2018 and incorporated herein by reference)

10.9(b)*

Amendment No. 1, dated April 20, 2018, to the License Agreement by and between the Company and Specialised Therapeutics Asia Pte Ltd. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018 and incorporated herein by reference)

10.10#

Letter Agreement, dated December 8, 2017, between the Company and Douglas Hunt (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2018 and incorporated herein by reference)

10.11(a)*

Collaboration and License Agreement, dated January 30, 2018, between the Company and CANbridge Biomed Limited (as successor in interest to CANbridgepharma Limited) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018 and incorporated herein by reference)

10.11(b)*

Side Letter Agreement, dated November 19, 2018, between the Company and CANbridge Biomed Limited (as successor in interest to CANbridgepharma Limited) (filed as Exhibit 10.15(b) to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2019 and incorporated herein by reference)

10.11(c)**	Termination Agreement, dated February 24, 2021, by and between the Company and CANbridge BIOMED Limited (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021 and incorporated herein by reference)

10.12*

License Agreement, dated March 30, 2018, between the Company and Pint Pharma International SA (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018 and incorporated herein by reference)

10.13*

Supply Agreement, dated April 20, 2018, by and between the Company and Specialised Therapeutics Asia Pte. Ltd. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018 and incorporated herein by reference)

10.14#

Letter Agreement, dated September 28, 2018, between the Company and Maximo F. Nougues (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2018 and incorporated herein by reference)

10.15(a)*

License Agreement, dated January 9, 2019, by and between the Company and Knight Therapeutics Inc. (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2019 and incorporated herein by reference)

10.15(b)**

Amendment to the License Agreement, dated December 18, 2019, by and between the Company and Knight Therapeutics, Inc. (filed as Exhibit 10.17(b) to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020 and incorporated herein by reference)

10.16(a)**

License Agreement, dated March 29, 2019, by and between the Company and Pierre Fabre Medicament SAS (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019 and incorporated herein by reference)

10.16(b)**

First Amendment to the License Agreement, dated September 17, 2019, by and between the Company and Pierre Fabre Medicament SAS (filed as Exhibit 10.18(b) to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020 and incorporated herein by reference)

10.16(c)**

Second Amendment to the License Agreement, dated November 25, 2019, by and between the Company and Pierre Fabre Medicament SAS (filed as Exhibit 10.18(c) to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020 and incorporated herein by reference)

10.16(d)**	Amendment No. 3 to the License Agreement, dated February 24, 2021, by and between the Company and Pierre Fabre Medicament SAS (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021 and incorporated herein by reference)

10.17#	Letter Agreement, dated February 13, 2020, by and between the Company and Jeff J. Ludwig (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2021 and incorporated herein by reference)

10.18(a)**	Note Purchase Agreement, dated July 23, 2021, by and between the Company and Athyrium Opportunities IV Co-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2021 and incorporated herein by reference)

10.18(b)+**	First Amendment to Note Purchase Agreement, dated February 8, 2022, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent

10.19	Open Market Sale AgreementSM, dated November 4, 2021, by and between the Company and Jeffries LLC (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2021 and incorporated herein by reference)

21.1+	Subsidiaries

23.1+	Consent of KPMG LLP

24.1+	Power of Attorney (included on signature page)

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Filed herewith

++	Furnished herewith

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2022.

PUMA BIOTECHNOLOGY, INC.

By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President & Chief Executive Officer (Principal Executive Officer)

Power of Attorney

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

Signature	Date

/s/ Alan H. Auerbach	March 3, 2022
Alan H. Auerbach

/s/ Maximo Nougues	March 3, 2022
Maximo Nougues

/s/ Allison Dorval	March 3, 2022
Allison Dorval

/s/ Michael P. Miller	March 3, 2022
Michael P. Miller

/s/ Jay M. Moyes	March 3, 2022
Jay M. Moyes

/s/ Adrian M. Senderowicz	March 3, 2022
Adrian M. Senderowicz

/s/ Brian M. Stuglik	March 3, 2022
Brian M. Stuglik

/s/ Troy E. Wilson	March 3, 2022
Troy E. Wilson

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Puma Biotechnology, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Puma Biotechnology, Inc. and subsidiaries (the Company) as of December 31, 2021 and December 31, 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimate of certain variable consideration related to product revenue, net

As discussed in Note 2 to the consolidated financial statements, the Company recognizes product revenue, net that includes estimates of variable consideration. For the year ended December 31, 2021, the Company recorded product revenue, net of $189.1 million. The components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives. These estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method in Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The range of possible outcomes is driven by relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns.

We identified the estimate of variable consideration for provider chargebacks and government rebates, including consideration of the constraint on variable consideration, related to product revenue, net as a critical audit matter. Evaluating the key assumptions of forecasted patient buying and payment patterns underlying the estimate for provider chargebacks and government rebates involved especially challenging auditor judgment due to their measurement uncertainty. We performed a sensitivity analysis in order to identify the key assumptions used to estimate the Company’s variable consideration. These key assumptions relate to estimating which of the Company’s revenue transactions will ultimately be subject to a related provider chargeback or government rebate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the development of the key assumptions used to determine variable consideration for provider chargebacks and government rebates, including consideration of the constraint on variable consideration. We evaluated the forecasted patient buying and payment patterns used to determine the provider chargebacks and government rebates by comparing them to the Company’s historical data, statutory information, and executed third-party contracts. We assessed the Company’s assumed patient buying and payment patterns by (1) independently recalculating historical actual patient buying and payment pattern rates based on historical actual claim data, and (2) comparing current period forecasts to historical actual rates. We evaluated the Company’s ability to accurately estimate provider chargebacks and government rebates, including consideration of the constraint on variable consideration, by comparing historically recorded accruals to the actual amount that was ultimately paid by the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Los Angeles, California
March 3, 2022

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$63,131	$85,293
Marketable securities	18,975	8,096
Accounts receivable, net of allowance for credit loss of $0 and $1,000	32,526	25,543
Inventory, net	7,109	3,454
Prepaid expenses, current	8,984	11,262
Restricted cash, current	8,850	8,850
Other current assets	447	3,641
Total current assets	140,022	146,139
Lease right-of-use assets, net	14,017	16,404
Property and equipment, net	1,756	2,481
Intangible assets, net	66,125	74,140
Restricted cash, long-term	3,311	3,311
Prepaid expenses and other, long-term	1,354	1,745
Total assets	$226,585	$244,220
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$11,174	$12,076
Accrued expenses, current	92,575	61,325
Accrued in-licensed rights, current	—	20,993
Post-marketing commitment liability, current	2,263	2,481
Lease liabilities, current	3,574	3,094
Current portion of long-term debt	—	14,286
Total current liabilities	109,586	114,255
Accrued expenses, long-term	915	25,963
Lease liabilities, long-term	15,975	19,549
Post-marketing commitment liability, long-term	5,463	6,379
Long-term debt, net	97,092	84,025
Total liabilities	229,031	250,171
Commitments and contingencies (Note 14)
Stockholders' deficit:
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 41,175,507 shares issued and outstanding at December 31, 2021 and 40,086,387 issued and outstanding at December 31, 2020	4	4
Additional paid-in capital	1,364,309	1,331,676
Accumulated other comprehensive income	(2)	—
Accumulated deficit	(1,366,757)	(1,337,631)
Total stockholders' deficit	(2,446)	(5,951)
Total liabilities and stockholders' deficit	$226,585	$244,220

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2021	2020	2019
Revenue:
Product revenue, net	$189,064	$196,728	$211,619
License revenue	51,750	22,700	60,250
Royalty revenue	12,341	5,682	391
Total revenue	253,155	225,110	272,260
Operating costs and expenses:
Cost of sales	63,701	39,374	36,815
Selling, general and administrative	116,294	118,488	141,639
Research and development	71,870	97,650	132,851
Total operating costs and expenses	251,865	255,512	311,305
Income (1oss) from operations	1,290	(30,402)	(39,045)
Other income (expenses):
Interest income	160	489	2,847
Interest expense	(12,807)	(14,046)	(15,019)
Legal verdict expense	(9,591)	(16,196)	(16,350)
Loss on debt extinguishment	(8,146)	—	(8,103)
Other income	292	367	128
Total other expenses	(30,092)	(29,386)	(36,497)
Loss before income taxes	$(28,802)	(59,788)	(75,542)
Income tax expense	(324)	(207)	(53)
Net loss	$(29,126)	$(59,995)	$(75,595)
Net loss applicable to common stockholders	$(29,126)	$(59,995)	$(75,595)
Net loss per share of common stock—basic and diluted	$(0.72)	$(1.52)	$(1.95)
Weighted-average shares of common stock outstanding—basic and diluted	40,638,852	39,576,107	38,768,653

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Net loss	$(29,126)	$(59,995)	$(75,595)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net of tax of $0, $0, and $0	(2)	(65)	72
Reclassifications of gain on available-for-sale securities, included in “Other income (expenses)," net of tax of $0, $0, and $0	—	3	2
Comprehensive loss	$(29,128)	$(60,057)	$(75,521)

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share and per share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2018	38,325,037	$4	$1,236,355	$(12)	$(1,202,041)	$34,306
Stock-based compensation	—	—	57,327	—	—	57,327
Shares issued or restricted stock units vested under employee stock plans	878,267	—	1,351	—	—	1,351
Reclassification of gain on available-for-sale securities	—	—	—	2	—	2
Unrealized gain on available-for- sale securities	—	—	—	72	—	72
Net loss	—	—	—	—	(75,595)	(75,595)
Balance at December 31, 2019	39,203,304	4	1,295,033	62	(1,277,636)	17,463
Stock-based compensation	—	—	36,575	—	—	36,575
Shares issued or restricted stock units vested under employee stock plans	883,083	—	68	—	—	68
Reclassification of gain on available-for-sale securities	—	—	—	3	—	3
Unrealized gain on available-for- sale securities	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	(59,995)	(59,995)
Balance at December 31, 2020	40,086,387	4	1,331,676	—	(1,337,631)	(5,951)
Stock-based compensation	—	—	32,633	—	—	32,633
Shares issued or restricted stock units vested under employee stock plans	1,089,120	—	—	—	—	—
Unrealized loss on available- for-sale securities	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(29,126)	(29,126)
Balance at December 31, 2021	41,175,507	$4	$1,364,309	$(2)	$(1,366,757)	$(2,446)

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Operating activities:
Net loss	$(29,126)	$(59,995)	$(75,595)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,598	10,033	8,077
Stock-based compensation	32,633	36,575	57,327
Provision for credit loss expense (recovery)	(1,000)	1,000	—
Disposal of property and equipment	1	—	54
Loss on impairment of asset	—	—	1,183
Loss on debt extinguishment	8,146	—	8,047
Changes in operating assets and liabilities:
Accounts receivable, net	(5,983)	2,353	(8,123)
Inventory, net	(3,655)	(284)	(545)
Prepaid expenses and other	2,669	2,207	414
Other current assets	3,194	(3,120)	1,464
Accounts payable	(902)	(7,107)	(1,526)
Accrued expenses and other	5,209	19,251	22,599
Post-marketing commitment liability	(1,134)	(140)	9,000
Net cash provided by operating activities	20,650	773	22,376
Investing activities:
Purchase of property and equipment	—	(46)	(306)
Purchase of available-for-sale securities	(38,073)	(29,826)	(127,198)
Sale of available-for-sale securities	—	—	28,135
Maturity of available-for-sale securities	27,192	73,275	104,532
Purchase of intangible assets	—	(10,000)	—
Net cash provided by (used in) investing activities	(10,881)	33,403	5,163
Financing activities:
Net proceeds from shares issued under employee stock plans	—	68	1,351
Proceeds from debt	98,500	8,444	25,000
Payment of debt	(100,000)	(8,444)	(80,000)
Payment of prepayment costs, end of loan payment and other extinguishment costs	(8,521)	—	(7,793)
Payment of debt issuance costs	(1,910)	—	(5,625)
Installment payment for purchase of intangible asset	(20,000)	(10,000)	—
Net cash used in financing activities	(31,931)	(9,932)	(67,067)
Net increase (decrease) in cash, cash equivalents and restricted cash	(22,162)	24,244	(39,528)
Cash, cash equivalents and restricted cash, beginning of period	97,454	73,210	112,738
Cash, cash equivalents and restricted cash, end of period	$75,292	$97,454	$73,210

Supplemental disclosures of non-cash investing and financing activities:
Intangibles in accrued expenses	$—	$20,000	$—
Property and equipment purchases in accounts payable	$—	$—	$25

Supplemental disclosure of cash flow information:
Interest paid	$10,342	$9,703	$11,739
Income taxes paid	$324	$207	$53

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation

Puma Biotechnology, Inc. (the "Company") is a biopharmaceutical company based in Los Angeles, California with a focus on the development and commercialization of innovative products to enhance cancer care. The Company in-licenses from Pfizer Inc. ("Pfizer") the global development and commercialization rights to PB272 (neratinib (oral)), PB272 (neratinib (intravenous)) and PB357. Neratinib is a potent irreversible tyrosine kinase inhibitor that blocks signal transduction through the epidermal growth factor receptors HER1, HER2 and HER4. Currently, the Company is primarily focused on the development and commercialization of the oral version of neratinib, and its most advanced drug candidates are directed at the treatment of HER2-positive breast cancer and HER2 mutated cancers. The Company believes neratinib has clinical application in the treatment of several other cancers as well, including other tumor types that over-express or have a mutation in HER2, such as breast cancer, cervical cancer, lung cancer or other solid tumors.

The Company has two subsidiaries, Puma Biotechnology Ltd., a United Kingdom company, and Puma Biotechnology, B.V., a Netherlands company. These subsidiaries were established for the purpose of legal representation in the United Kingdom and the European Union. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP").

The Company has incurred significant operating losses since its inception. The Company believes that it will continue to incur net losses and may incur negative net cash flows from operating activities through the drug development process and global commercialization. In 2017, the Company received U.S. Food and Drug Administration ("FDA") approval for its first product, NERLYNX® (neratinib)("NERLYNX"), formerly known as PB272 (neratinib, oral), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy.  Following FDA approval in July 2017, NERLYNX became available by prescription in the United States, and the Company commenced commercialization.

In February 2020, NERLYNX was also approved by the FDA in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens in the metastatic setting.

In 2018, the European Commission ("EC") granted marketing authorization for NERLYNX in the European Union ("EU") for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab-based therapy.

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

The Company has reported a net loss of approximately $29.1 million and cash flows from operations of approximately $20.7 million for the year ended December 31, 2021. The Company’s commercialization, research and development or marketing efforts may require funding in addition to the cash and cash equivalents and marketable securities totaling approximately $82.1 million at December 31, 2021. The Company believes that its existing cash and cash equivalents and marketable securities as of December 31, 2021 and proceeds that will become available to the Company through product sales and sub-license payments are sufficient to satisfy its operating cash needs for at least one year after the filing of the Annual Report on Form 10-K in which these financial statements are included. The Company continues to remain dependent on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib in the United States. While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future. The Company’s ability to obtain funding may be adversely impacted by uncertain market conditions, including the global COVID-19 pandemic, the Company’s success in commercializing neratinib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. Additionally, the terms of the Company’s note purchase agreement place restrictions on the Company’s ability to operate the business and on the Company’s financial flexibility, and the Company may be unable to achieve the revenue necessary to satisfy the minimum revenue and cash balance covenants as specified in the agreement.

Since its inception through December 31, 2021, the Company’s financing has primarily been proceeds from product, royalty, and license revenue, public offerings of its common stock, private equity placements, and various debt instruments.

Note 2—Significant Accounting Policies

The significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

In preparing the 2021 consolidated statement of cash flows, the Company determined that $10.0 million paid for the purchase of intangible assets was incorrectly presented as cash used in investing activities for the year ended December 31, 2020. This error was not considered material to the Company’s consolidated financial statements and the payment has been correctly presented as cash used in financing activities in the accompanying comparative financial statements.

Segment Reporting

Management has determined that the Company operates in one business segment, which is the development and commercialization of innovative products to enhance cancer care.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the balance sheet, and reported amounts of revenues and expenses for the period presented. Accordingly, actual results could differ from those estimates.

Significant estimates include estimates for variable consideration for which reserves were established. These estimates are included in the calculation of net revenues and include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its customers, payors, and other indirect customers relating to the Company’s sale of its products. Other significant estimates also include those related to legal and other expense accruals.

Net Loss per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented, as required by ASC 260 Earnings per Share. For purposes of calculating diluted loss per share of common stock, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents, such as stock options, restricted stock units ("RSUs") and warrants. A common stock equivalent is not included in the denominator when calculating diluted earnings per common share if the effect of such common stock equivalent would be anti-dilutive. The following potentially dilutive outstanding common stock equivalents were excluded from diluted net loss per share because of their anti-dilutive effect:

	For the Years Ended December 31,
	2021	2020	2019
Options outstanding	4,595,247	5,009,342	5,042,325
Warrant outstanding	2,116,250	2,116,250	2,116,250
Unvested restricted stock units	1,399,317	1,854,205	1,991,125
Totals	8,110,814	8,979,797	9,149,700

Revenue Recognition

Under ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") the Company recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. The Company had no contracts with customers until the FDA approved NERLYNX on July 17, 2017. Subsequent to receiving FDA approval, the Company entered into a limited number of arrangements with specialty pharmacies and specialty distributors in the United States to distribute NERLYNX. These arrangements are the Company’s initial contracts with customers. The Company has determined that these sales channels with customers are similar.

Product Revenue, Net

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

If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the year ended December 31, 2021.

For the period ended December 31, 2021, two major customers represented approximately 31% and 22%, respectively, of the Company’s total product revenue. For the period ended December 31, 2020, two major customers accounted for approximately 33% and 21%, respectively, of the Company’s total product revenue. For the period ended December 31, 2019, two major customers accounted for approximately 34% and 22%, respectively, of the Company’s total product revenue.

Reserves for Variable Consideration

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

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2021 and, therefore, the transaction price was not reduced further during the year ended December 31, 2021. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances

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

Product Returns

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

Provider Chargebacks and Discounts

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

Government Rebates

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

Payor Rebates

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

Other Incentives

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

License Revenue

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

License fees under the sub-license agreements include one-time upfront payments when each sub-license agreement was executed and potential additional one-time milestone payments due to the Company upon successful completion of certain performance obligations, such as achieving regulatory approvals or sales target thresholds, and potential double-digit royalties on sales of the licensed product, calculated as a percentage of net sales of the licensed product throughout each sub-licensee’s respective territory. As of December 31, 2021, the total potential milestone payments that would be due to the Company upon achievement of all respective performance obligations under the sub-license agreements is approximately $579.8 million. At this time, the Company cannot estimate if or when these milestone-related performance obligations might be achieved.

Royalty Revenue

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

Legal Contingencies and Expense

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

Royalty Expenses

Royalties incurred in connection with the Company’s license agreement with Pfizer, as disclosed in Note 14-Commitments and Contingencies, are expensed to cost of sales as revenue from product sales is recognized.

Research and Development Expenses

Research and development ("R&D") expenses are charged to operations as incurred. The major components of research and development costs include clinical manufacturing costs, clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials, and allocations of various overhead costs. Clinical trial expenses include, but are not limited to, investigator fees, site costs, comparator drug costs, and clinical research organization ("CRO") costs. In the normal course of business, the Company contracts with third parties to perform various clinical trial activities in the ongoing development of potential products. The financial terms of these agreements are subject to negotiation and variations from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients and the completion of portions of the clinical trial or similar conditions. The Company’s accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites, cooperative groups and CROs. As actual costs become known, the Company adjusts its accruals in that period.

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

Stock-Based Compensation

Stock option awards

ASC Topic 718, Compensation-Stock Compensation ("ASC 718") requires the fair value of all share-based payments to employees and non-employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. Under ASC 718, employee and non-employee option grants are generally valued at the grant date and those valuations do not change once they have been established. The fair value of each option award is estimated on the grant date using the Black-Scholes Option Pricing Method. As allowed by ASC 718, the Company’s estimate of expected volatility is based on its average volatilities using its expected life, or approximately the past six years of publicly traded history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. Option forfeitures are estimated when the option is granted to reduce the option expense to be recognized over the life of the award. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools, actual forfeiture experience and other factors. The option expense is adjusted upon the actual forfeiture of a stock option grant and the Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Due to its limited history of stock option exercises, the Company uses the simplified method to determine the expected life of the option grants. Compensation expense related to modified stock options is measured based on the fair value for the awards as of the modification date. Any incremental compensation expense arising from the excess of the fair value of the awards on the modification date compared to the fair value of the awards immediately before the modification date is recognized at the modification date or ratably over the requisite service period, as appropriate.

Restricted stock units

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

Warrants

Warrants (see Note 11-Stockholders’ (Deficit) Equity for further details) granted to employees and non-employees are normally valued at the fair value of the instrument on the grant date and are recognized in the statement of operations over the requisite service period. When the requisite service period precedes the grant date and a market condition exists in the warrant, the Company values the warrant using the Monte Carlo Simulation Method. When the terms of the warrant become fixed, the Company values the warrant using the Black-Scholes Option Pricing Method. As allowed by ASC 718, the Company’s estimate of expected volatility is based on its average volatilities using its past nine years of publicly traded history. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant valuation. In determining the value of the warrant until the terms are fixed, the Company factors in the probability of the market condition occurring and several possible scenarios. When the requisite service period precedes the grant date and is deemed to be complete, the Company records the fair value of the warrant at the time of issuance as an equity stock-based compensation transaction. The grant date is determined when all pertinent information, such as exercise price and quantity are known.

Income Taxes

The Company follows ASC Topic 740, Income Taxes ("ASC 740") which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2021, the Company’s uncertain tax position includes a reserve for its R&D credits.

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

Cash and Cash Equivalents

The Company classifies all highly liquid instruments with an original maturity of three months or less as cash equivalents.

Restricted Cash

Restricted cash represents cash held at financial institutions that are pledged as collateral for stand-by letters of credit for lease and legal verdict commitments. The lease related letters of credit will lapse at the end of the respective lease terms through 2026. At December 31, 2021 and 2020, the Company had restricted cash in the amount of $12.2 million for both years ended 2021 and 2020.

Investment Securities

The Company classifies all investment securities (short-term and long-term) as available-for-sale, as the sale of such securities may be required prior to maturity to implement management’s strategies. These securities are carried at fair value, with the unrealized gains and losses, reported as a component of accumulated other comprehensive income (loss) in stockholders’ (deficit) equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. In accordance with ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, credit losses on available-for-sale securities are reported using an expected loss model and recorded to an allowance. No material credit losses on available-for-sale securities were recognized in the years ending December 31, 2021 Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned.

Assets Measured at Fair Value on a Recurring Basis

ASC Topic 820, Fair Value Measurement ("ASC 820") provides a single definition of fair value and a common framework for measuring fair value as well as disclosure requirements for fair value measurements used in financial statements. Under ASC 820, fair value is determined based upon the exit price that would be received by a company to sell an asset or paid by a company to transfer a liability in an orderly transaction between market participants, exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company uses the most advantageous market, which is the market from which the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. ASC 820 creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest.

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

Following are the major categories of assets measured at fair value on a recurring basis as of December 31, 2021 and 2020, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

December 31, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents	$50,872	$—	$—	$50,872
Commercial paper	—	14,589	—	14,589
Corporate bonds	—	4,386	—	4,386
Totals	$50,872	$18,975	$—	$69,847

December 31, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents	$59,919	$11,798	$—	$71,717
Commercial paper	—	8,096	—	8,096
Totals	$59,919	$19,894	$—	$79,813

The Company’s investments in commercial paper, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
December 31, 2021	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$50,872	$—	$—	$50,872
Commercial paper	Less than [1]	14,590	—	(1)	14,589
Corporate bonds		4,387	-	(1)	4,386
Totals		$69,849	$—	$(2)	$69,847

	Maturity	Amortized	Unrealized		Estimated
December 31, 2020	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$71,717	$—	$—	$71,717
Commercial paper	Less than 1	8,096	—	—	8,096
Totals		$79,813	$—	$—	$79,813

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, marketable securities, and accounts receivable, net. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at December 31, 2021, were approximately $75.0 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

The Company sells its products in the United States primarily through specialty pharmacies and specialty distributors. Therefore, wholesale distributors and large pharmacy chains account for a large portion of its accounts receivables, net and product revenues, net. The creditworthiness of its customers is continuously monitored, and the Company has internal policies regarding customer credit limits. The Company estimates an allowance for credit loss primarily based on the credit worthiness of its customers, historical payment patterns, aging of receivable balances and general economic conditions. The Company recorded credit loss expense of $1.0 million during 2020 and a recovery of credit loss expense in 2021.

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

Inventory

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

The Company’s inventory balances are as follows:

	December 31, 2021	December 31, 2020
Raw materials	$4,569	$1,431
Work-in-process (materials, labor and overhead)	1,385	1,258
Finished goods (materials, labor and overhead)	1,155	765
Total Inventories	$7,109	$3,454

Property and Equipment, Net

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

The Company reviews its long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as required by ASC Topic 360, Property, Plant, and Equipment ("ASC 360"). The Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows over the life of the asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would then determine the fair value of the long-lived asset and recognize an impairment loss for the amount in excess of the carrying value.

Leases

ASC Topic 842, Leases, as adopted in the first quarter of 2019, requires lessees to recognize most leases on the balance sheet with a corresponding right-of-use asset ("ROU asset"). ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. ROU assets are evaluated for impairment using the long-lived assets impairment guidance, as required by ASC 360. A significant indication of impairment of an ROU asset would include a change in the extent or manner in which the asset is being used. The Company must make assumptions which underlie the most significant and subjective estimates in determining whether any impairment exists. Those estimates, and the underlying assumptions, include estimates of future cash flow utilizing market lease rates and determination of fair value. If an ROU asset related to an operating lease is impaired, the carrying value of the ROU asset post-impairment should be amortized on a straight-line basis through the earlier of the end of the useful life of the ROU asset or the end of the lease term. Post impairment, a lessee must calculate the amortization of the ROU asset and interest expense on the lease liability separately, although the sum of the two continues to be presented as a single lease cost. If a lease is planned to be abandoned with no intention of subleasing, the ROU asset should be assessed for impairment.

Leases are classified as financing or operating, which will drive the expense recognition pattern. The Company elects to exclude short-term leases if and when the Company has them. For additional information, see Note 7-Leases.

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

The incremental borrowing rate ("IBR") represents the rate of interest the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. When determinable, the Company uses the rate implicit in the lease to determine the present value of lease payments. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s average IBR for existing leases as of December 31, 2021 was 10.9%.

The Company decided to cease the use of a portion of its leased office space in 2019. In connection with the decreased need for the right to use the ROU asset, the Company entered into a sublease for the underlying asset, in which the sublease income is less than the original lease payments, indicating impairment. In performing the recoverability test on the effective date, the undiscounted future estimated cash flows and carrying value were identified for the subleased portion of the leased building, as an individual asset group, defined under ASC 360. A reduction to the carrying value of the ROU asset of approximately $1.2 million was recorded, representing the fair value amount in excess of the carrying value, with a corresponding impairment charge recorded as selling, general and administration expense, in the consolidated statements of operations for the year ended  December 31, 2019.  There were no indications of impairment or any related charge recorded during the year ended December 31, 2021.

License Fees and Intangible Assets

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

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or non-clinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each asset group to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. In connection with the FDA approval of NERLYNX in July 2017, the Company triggered a one-time milestone payment pursuant to its license agreement with Pfizer. In June 2020, the Company entered into a letter agreement with Pfizer relating to the method of payment associated with a milestone payment under the Company’s license agreement with Pfizer (see Note 14-Commitments and Contingencies). The Company capitalized the milestone payments as an intangible asset and is amortizing the asset to cost of sales on a straight-line basis over the estimated useful life of the licensed patent through 2030. The Company recorded amortization expense related to its intangible asset of $8.0 million, $6.3 million, $3.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, estimated future amortization expense related to the Company’s intangible asset was approximately $8.0 million for each year starting 2022 through 2029, and $2.0 million for 2030.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU-2016-13"). ASU 2016-13 requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For trade accounts receivable, the Company recognizes credit losses based on lifetime expected losses. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. These amendments under ASU 2016-13 are effective for interim and annual fiscal periods beginning after December 15, 2019. The Company adopted ASU 2016-13 as of January 1, 2020, and the adoption did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). As of January 1, 2020, the Company adopted the amendments in ASU 2018-13, which modifies the disclosure requirements on fair value measurements. The removed and modified disclosures were adopted on a retrospective basis and the new disclosures were adopted on a prospective basis. The adoption of ASU 2018-13 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In December 2019, the FASB issued ASU No 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. The amendments in ASU 2019-12 remove certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2021 and it did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

Note 3—Accounts Receivable, Net

Accounts receivable, net consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Trade accounts receivable	$29,646	$21,515
License revenue receivable	—	2,500
Royalty revenue receivable	2,880	2,528
Total accounts receivable	$32,526	$26,543

Allowance for credit losses	—	(1,000)
Total accounts receivable, net	$32,526	$25,543

Trade accounts receivable consist entirely of amounts owed from the Company’s customers related to product sales. License revenue receivable represents an amount owed from a sub-licensee under a sub-license agreement. Royalty revenue receivable represents amounts owed related to royalty revenue recognized based on the Company’s sub-licensees’ sales in their respective territories in the years ended December 31, 2021 and 2020.

For all accounts receivable, the Company recognized credit losses based on lifetime expected losses. In determining estimated credit losses, the Company evaluated its historical loss rates, current economic conditions and reasonable and supportable forecasts of future economic conditions. The Company recorded a recovery of credit loss expense of $1.0 million and $1.0 million as a credit loss expense in the years ended December 31, 2021 and 2020, respectively. The rollforward of the allowance for credit losses is as follows:

Allowance for credit losses (in thousands):
Beginning balance at January 1, 2020	$(1,000)
Provision for credit loss expense	—
Accounts receivable written-off	—
Recoveries	1,000
Total ending allowance balance as December 31, 2021	$—

Note 4—Prepaid Expenses and Other

Prepaid expenses and other consisted of the following at December 31 (in thousands):

	December 31, 2021	December 31, 2020
Current:
CRO services	$340	$1,550
Other clinical development	2,933	2,718
Insurance	3,178	3,708
Professional fees	398	651
Other	2,135	2,635
	8,984	11,262
Long-term:
CRO services	166	518
Other clinical development	577	437
Other	611	790
	1,354	1,745
Totals	$10,338	$13,007

Other current prepaid amounts consist primarily of deposits, signing bonuses, licenses, subscriptions and software. Other long-term prepaid amounts consist primarily of deposits, signing bonuses, licenses, subscriptions, software, a capitalized sublease commission and a sublease tenant improvement allowance, net of amortization.

Note 5—Other Current Assets

Other current assets consisted of the following at December 31 (in thousands):

	December 31, 2021	December 31, 2020
Deposit for manufacturing costs	$-	$3,376
Other	447	265
Totals	$447	$3,641

Other current asset amounts consist primarily of capitalized sublease commission and a sublease tenant improvement allowances, net of amortization.

Note 6—Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	December 31, 2021	December 31, 2020
Leasehold improvements	$3,779	$3,779
Computer equipment	2,177	2,192
Telephone equipment	302	302
Furniture and fixtures	2,359	2,359
	8,617	8,632
Less: accumulated depreciation	(6,861)	(6,151)
Totals	$1,756	$2,481

For the years ended December 31, 2021, 2020, and 2019, the Company incurred depreciation expense of $0.7 million, $0.9 million, and $0.9 million, respectively.

Note 7—Leases

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

The Company also leases copier equipment for use in the office spaces. Components of copier lease expense include both fixed and variable lease expenses. Total rent expense for each of the respective years ended December 31, 2021 , 2020 and 2019 was approximately $5.1 million. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. The Company’s office and equipment leases generally have contractually specified minimum rent and annual rent increases are included in the measurement of the ROU asset and related lease liability. Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in selling, general and administrative costs in the consolidated statements of operations when they are incurred.

The future minimum lease payments under ASC 842 as of December 31, 2021 were as follows (in thousands):

Amount
2022	$5,483
2023	5,631
2024	5,805
2025	5,983
2026	1,508
Total minimum lease payments	$24,410
Less: imputed interest	(4,861)
Total lease liabilities	$19,549

In February 2019, the Company entered into a long-term sublease agreement for 12,429 square feet of the office space in Los Angeles, California. The term of the lease runs until March 2026, and rent amounts payable to the Company increase approximately 3% per year. The Company recorded operating sublease income of $0.5 million, $0.4 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, in other income (expenses) in the consolidated statements of operations.

The future minimum lease payments to be received as of December 31, 2021 were as follows (in thousands):

Amount
2022	$481
2023	495
2024	510
2025	525
2026	133
Total	$2,144

Supplemental cash flow information related to leases for the year ended December 31, 2021:

Operating cash flows used for operating leases (in thousands)	$5,731
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted average remaining lease term (in years)	4.2
Weighted average discount rate	10.9%

Note 8—Intangible Assets

Intangible assets consisted of the following at December 31 (in thousands):

	December 31, 2021	December 31, 2020
Acquired and in-licensed rights	$90,000	$90,000
Less: accumulated amortization	(23,875)	(15,860)
Total intangible asset, net	$66,125	$74,140

Estimated future intangible amortization expense as of  December 31, 2021 is as follows (in thousands):

2022	$8,015
2023	8,015
2024	8,015
2025	8,015
2026	8,015
Thereafter	26,050
Totals	$66,125

Note 9—Accrued Expenses

Accrued expenses consisted of the following at December 31 (in thousands):

	December 31, 2021	December 31, 2020
Current:
Accrued legal verdict expense	$57,137	$22,724
Accrued royalties	8,829	8,604
Accrued CRO services	2,663	3,474
Accrued variable consideration	11,406	9,014
Accrued bonus	5,083	7,788
Accrued compensation	3,878	4,820
Accrued other clinical development	911	1,904
Accrued professional fees	672	1,420
Accrued legal fees	674	383
Accrued manufacturing costs	690	752
Other	632	442
	92,575	61,325
Long-term:
Accrued legal verdict expense	—	24,822
Accrued CRO services	878	908
Accrued other	37	233
	915	25,963
Totals	$93,490	$87,288

On October 29, 2021, the parties to the Company's class action lawsuit, Hsu v. Puma Biotechnology, Inc. et al, informed the court that they had reached a settlement in principle, and the court entered judgement in the amount of claimed damages and prejudgement interest totaling approximately $54.2 million. On November 2, 2021, the court dismissed the case in light of the parties' settlement, retaining jurisdiction only for settlement approval. The parties' settlement in principle provides that there will be no judgment for liability entered against the Company or its chief executive officer, Alan Auerbach, and provides for payment by the Company of approximately $54.2 million. The first payment of $27.2 million was made in January of 2022 with the balance remaining due in June of 2022.

Also included in accrued legal verdict expense is approximately $2.9 million that may be owed to the plaintiff as a result of the jury verdict in Eshelman v. Puma Biotechnology, Inc., et al. The Company estimates the high end of potential damages in the matter could be approximately $2.9 million which also represents the estimate as the most likely outcome; however, the actual amount of damages payable by the Company is still uncertain and will be ascertained only after the completion of the appeal process and subsequent proceedings on remand, and such amount could be greater than the amount of expense already recognized or high end of the estimate. The Company continues to classify the accrual as a current liability due to the uncertainty of timing and amount of the payment.

Accrued variable consideration represents estimates of adjustments to product revenue, net for which reserves are established.  Accrued royalties represent royalties incurred in connection with the Company’s license agreement with Pfizer.  Accrued CRO services, accrued other clinical development expenses, and accrued legal fees represent the Company’s estimates of such costs and are recognized as incurred. Accrued compensation includes commissions, vacation and restructuring costs.

Other long-term accrued expenses consists primarily of business license fees, one half of the portion of employer Social Security payroll taxes deferred under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and other taxes, insurance, and marketing fees.

Restructuring Costs

On November 2, 2021, the Company implemented a restructuring of the organization in part due to the impact of COVID-19 on the Company's sales. The restructuring included a reduction in headcount of approximately 13%, consisting primarily of the commercial and research personnel. The Company incurred approximately $1.2 million in severance related expense which included salary, health insurance and sales commissions. As of December 31, 2021, approximately $0.1million had not yet been paid. The Company anticipates all restructuring related amounts will be paid by the end of the first quarter of 2022.

Note 10—Debt

Long-term debt consisted of the following at December 31, 2021 (in thousands):

	December 31, 2021	Maturity Date
Total debt, inclusive of $2.0 million exit payment	$102,000	July 23, 2026
Less: deferred issuance costs and discounts	(4,908)
Total long-term debt, net	$97,092

Oxford Loan and Security Agreement

In October 2017, the Company entered into a loan and security agreement with Silicon Valley Bank ("SVB"), as administrative agent, and the lenders party thereto from time to time, or the Original Lenders, including Oxford Finance LLC, ("Oxford"), and SVB. Pursuant to the terms of the credit facility provided for by the loan and security agreement, or the Original Credit Facility, the Company borrowed $50.0 million. In May 2018, the Company entered into an amendment to the loan and security agreement, which provided for an amended credit facility, or the Amended Credit Facility. Under the Amended Credit Facility, the Original Lenders agreed to make term loans available to the Company in an aggregate amount of $155.0 million, consisting of (i) an aggregate amount of $125.0 million, the proceeds of which, in part, were used to repay the $50.0 million outstanding under the Original Credit Facility, and (ii) an aggregate amount of $30.0 million that was drawn in December 2018, which was available under the Amended Credit Facility as a result of achieving a specified minimum revenue milestone.

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

On June 28, 2019, or the Effective Date, the Company entered into an amendment and restatement of the loan and security agreement, which provided for a new credit facility, or the New Credit Facility, with Oxford, as collateral agent, and the lenders party thereto from time to time, including Oxford, pursuant to which the Company repaid the $155.0 million outstanding under the Amended Credit Facility, as well as applicable exit and prepayment fees, owed to the Original Lenders under the Amended Credit Facility, using cash on hand and $100.0 million in new borrowings from the New Credit Facility. Under the New Credit Facility, the Company issued to Oxford new and/or replacement secured promissory notes in an aggregate principal amount for all such promissory notes of $100.0 million evidencing the New Credit Facility.

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

The term loans under the New Credit Facility bore interest at an annual rate equal to the greater of (i) 9.0% and (ii) the sum of (a) the "primate rate" as reported in The Wall Street Journal on the last business day of the month that immediately preceded the month in which the interest will accrue, plus (b) 3.5%. The Company was required to make monthly interest-only payments on each term loan under the New Credit Facility commencing on the first calendar day of the calendar month following the funding date of such term loan, and continuing on the first calendar day of each calendar month thereafter through August 1, 2021, or the Amortization Date. Commencing on the Amortization Date, and continuing on the first calendar day of each calendar month thereafter, the Company was required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears to each lender under the New Credit Facility, calculated pursuant to the New Credit Facility. All unpaid principal and accrued and unpaid interest with respect to each term loan under the New Credit Facility was due and payable in full on June 1, 2024, or the Maturity Date. Upon repayment of such term loans, the Company was also required to make a final payment to the lenders equal to 7.5% of the aggregate principal amount of such term loans outstanding as of the Effective Date. As of December 31, 2020, the effective interest rate for the loan was 12.75%.

The Company had the option to prepay the outstanding principal balance of any term loan in whole but not part, subject to the prepayment fee of 3.0% of any prepaid if the prepayment occurred through and including the first anniversary of the funding date of such term loan, 2.0% of the amount prepaid if the prepayment occurred after the first anniversary of the funding date of such term loan through and including the second anniversary of the funding date of such term loan, and 1.0% of the amount prepaid if the prepayment occurred after the second anniversary of the funding date of such term loan and prior to the Maturity Date.

The New Credit Facility included affirmative and negative covenants applicable to the Company, its current subsidiaries and any subsidiaries the Company created in the future. The affirmative covenants included, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, to deliver certain financial reports, to maintain insurance coverage and to satisfy certain requirements regarding deposit accounts. The Company was also required to achieve certain product revenue targets, measured as of the last day of each fiscal quarter on a trailing year to date basis. New minimum revenue levels were to be established for each subsequent fiscal year by mutual agreement of the Company, Oxford, as collateral agent, and the new lenders. The negative covenants included, among others, restrictions on the Company’s transferring of collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions.

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

The New Credit Facility also included events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 5.0% and would have provided Oxford, as collateral agent, with the right to exercise remedies against the Company and the collateral securing the New Credit Facility, including foreclosure against the property securing the New Credit Facility, including the Company’s cash. These events of default included, among other things, the Company’s failure to pay principal or interest due under the New Credit Facility, a breach of certain covenants under the New Credit Facility, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $500,000 and one or more judgments against the Company in an amount greater than $500,000 individually or in the aggregate that remains unsatisfied, unvacated, or unstayed for a period of 10 days after its entry.

On July 23, 2021, the Company used proceeds from the Athyrium Note Purchase Agreement to repay the amounts outstanding under the New Credit Facility, together with applicable exit and prepayment fees, and terminated the New Credit Facility.

Athyrium Note Purchase Agreement

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

The Athyrium Notes bear interest at an annual rate equal to the sum of (i) 8.0% and (ii) three-month London Interbank Offering Rate (LIBOR) rate where the three-month LIBOR rate cannot be less than 1.5% or greater than 3.5%. (or a comparable or successor rate that gives due consideration to the then prevailing rate used by commercial banks in the United States which rate is reasonably determined by Athyrium).  Interest is payable quarterly on the last business day of March, June, September and December each year. Beginning June 30, 2024, principal payments are required to be made quarterly at 11.11% of the original face amount with the remaining balance paid at maturity. Each principal payment will also include a 2.0% exit payment. As of December 31, 2021, the effective interest rate for the loan is 10.98%.

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

The Athyrium Notes include affirmative and negative covenants applicable to the Company. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, and satisfy certain requirements regarding deposit accounts. The negative covenants include, among others, restrictions on the Company’s transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions. Additionally, the Company may not make legal payments in connection with the Eshelman or class action legal matters exceeding a certain threshold without first raising sufficient additional capital above the threshold. The Company is also required to achieve certain minimum product revenue targets, measured as of the last day of each fiscal quarter on a trailing year-to-date basis as well as maintain a minimum cash balance. As of December 31, 2021, the Company was in compliance with such covenants.

As of December 31, 2021, the principal balance outstanding under the Athyrium Notes was $100.0 million, representing all of the Company’s long-term debt.

The future minimum principal and exit payments under the Athyrium Notes as of December 31, 2021 were as follows (in thousands):

Amount
2022	$—
2023	—
2024	33,997
2025	45,329
2026	22,674
Total	$102,000

Debt Issuance Costs and Discounts

Debt issuance costs and discounts consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Debt issuance costs and discounts (Oxford Credit Facility)	$-	$8,668
Debt issuance costs and discounts (Athyrium Notes)	5,410	-
Less: accumulated amortization	(502)	(3,666)
Included in long-term debt	$4,908	$5,002

Debt issuance costs and discounts are financing costs related to the Company’s outstanding debt. Amortization of debt issuance costs is expensed using the effective interest method and is included in interest expense in the consolidated statements of operations. For the years ended December 31, 2021, 2020 and 2019, the Company recorded approximately $2.6 million, $2.0 million, and $1.5 million, respectively, of interest expense related to the amortization of debt issuance costs, discounts and exit fees in the consolidated statements of operations.

Note 11—Stockholders’ Deficit

Common Stock

The Company issued 0, 18,202, and 87,625 shares of common stock upon exercise of stock options during the years ended December 31, 2021, 2020 and 2019, respectively. The Company issued 1,089,120, 864,881 and 790,642 shares of common stock upon vesting of RSUs during the years ended December 31, 2021, 2020 and 2019, respectively.

Authorized Shares

The Company has 100,000,000 shares of stock authorized for issuance, all of which are common stock, par value $0.0001 per share.

Warrants

In October 2011, the Company issued an anti-dilutive warrant to Alan Auerbach, the Company’s founder and Chief Executive Officer. The warrant was issued to provide Mr. Auerbach with the right to maintain ownership of at least 20% of the Company’s common stock in the event that the Company raised capital through the sale of its securities in the future.

In connection with the closing of a public offering in October 2012, the exercise price and number of shares underlying the warrant issued to Mr. Auerbach were established and, accordingly, the final value of the warrant became fixed. Pursuant to the terms of the warrant, Mr. Auerbach was able to exercise the warrant to acquire 2,116,250 shares of the Company’s common stock at $16 per share until October 4, 2021. On April 1, 2021, the Company's Board of Directors approved an amendment to the terms of the warrant by extending the term until October 4, 2026. The amendment was approved by the Company's stockholders on June 15, 2021.

As a result of this amendment, the Company recorded additional stock-based compensation in the amount of $13.6 million which was included in the selling, general and administrative expense for the year ended December 31, 2021. The fair value of the additional stock-based compensation was estimated using the Black-Scholes Option Pricing Method (see Note 2-Significant Accounting Policies) with the following assumptions as of June 15, 2021, the date of the modification.

Dividend yield	0.0%
Expected volatility	87.0%
Risk-free interest rate	0.8%
Expected life in years	5.31

Stock Options and Restricted Stock Units

The Company’s 2011 Incentive Award Plan ("2011 Plan") was adopted by the Company’s Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. On April 1, 2021, the Board of Directors adopted an amendment to the 2011 Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder by 2,000,000 shares. The amendment was approved by the Company's stockholders on June 15, 2021. As of December 31, 2021, a total of 14,545,860 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

As of December 31, 2021, 5,068,592 shares of the Company’s common stock are issuable upon the exercise of outstanding awards granted under the 2011 Plan and 4,159,934 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The Company awarded only “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107, or Share Based Payment. The fair value of options granted to employees and non-employees was estimated using the Black-Scholes Option Pricing Method (see Note 2-Significant Accounting Policies) with the following weighted-average assumptions used during the years ended December 31:

	2021	2020
Dividend yield	0.0%	0.0%
Expected volatility	86.6%	100.6%
Risk-free interest rate	0.8%	0.9%
Expected life in years	5.82	5.81

The Company’s 2017 Employment Inducement Incentive Award Plan ("2017 Plan") was adopted by the Company’s Board of Directors on April 27, 2017. Pursuant to the 2017 Plan, the Company may grant stock options and restricted stock units, as well as other forms of equity-based compensation to employees, as an inducement to join the Company. The maximum term of stock options granted under the 2017 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. On July 15, 2021, the Board of Directors adopted an amendment to the 2017 Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder by 1,000,000 shares. As of December 31, 2021, a total of 3,000,000 shares of the Company’s common stock have been reserved for issuance under the 2017 Plan. As of December 31, 2021, 925,972 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2017 Plan, and 1,454,340 shares of the Company’s common stock are available for future issuance under the 2017 Plan.

Stock-based compensation expense was as follows for the years ended December 31 (in thousands):

	For the Year Ended
	December 31,
	2021	2020	2019
Stock-based compensation:
Options -
Selling, general, and administrative	$3,873	$3,937	$9,044
Research and development	573	3,018	7,452
Restricted stock units -
Selling, general, and administrative	8,239	13,841	18,848
Research and development	6,361	15,779	21,983
Warrant Modification -
Selling, general, and administrative	13,587	-	-
Total stock-based compensation expense	$32,633	$36,575	$57,327

Activity with respect to options granted under the 2011 and 2017 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	5,042,325	$82.42	5.2	$1,951
Granted	700,853	$10.03	9.2	$-
Exercised	(18,202)	$3.75		$119
Expired	(715,634)	$90.51		$-
Outstanding at December 31, 2020	5,009,342	$71.42	5.1	$3,458
Granted	640,748	$11.12	8.2	$-
Forfeited	(186,339)	$10.60		$-
Expired	(868,504)	$87.55		$-
Outstanding at December 31, 2021	4,595,247	$62.43	4.5	$-
Nonvested at December 31, 2021	835,297	$10.64	8.9	$-
Exercisable	3,759,950	$73.93	3.6	$-

At December 31, 2021, total estimated unrecognized compensation cost related to non-vested stock options granted prior to that date was approximately $5.1 million, which is expected to be recognized over a weighted-average period of 1.8 years. At December 31, 2021, the total estimated unrecognized compensation cost related to non-vested RSUs was approximately $11.0 million, which is expected to be recognized over a weighted-average period of 1.6 years. The weighted-average grant date fair value of options granted during the years ended December 31, 2021, 2020 and 2019, was $7.90, $7.81 and $12.08 per share, respectively. The weighted average grant date fair value of RSUs awarded during the year ended  December 31, 2021, 2020 and 2019 was $11.44, $10.47 and $14.72, respectively.

Stock Option Rollforward

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2019	439,194	$19.38
Granted	700,853	$7.81
Vested/Issued	(240,375)	$25.57
Nonvested shares at December 31, 2020	899,672	$8.71
Granted	640,748	$7.90
Vested/Issued	(518,784)	$9.51
Forfeited	(186,339)	$7.96
Nonvested shares at December 31, 2021	835,297	$7.76

Restricted Stock Unit Rollforward

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2019	1,991,125	$27.63
Granted	1,234,616	$10.47
Vested/Issued	(864,881)	$36.86
Forfeited	(506,655)	$21.72
Nonvested shares at December 31, 2020	1,854,205	$13.51
Granted	1,409,733	$11.44
Vested/Issued	(1,089,120)	$14.99
Forfeited	(775,501)	$12.13
Nonvested shares at December 31, 2021	1,399,317	$11.03

Note 12—401(k) Savings Plan

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $1.5 million, $1.4 million, and $1.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 13—Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, Income Taxes. Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. Income tax expense was as follows for the years ended December 31 (in thousands):

	2021	2020	2019
Current:
Federal	$-	$-	$-
State	77	124	53
Foreign	247	83	-
	324	207	53
Deferred:
Federal	-	-	-
State	-	-	-
	-	-	-
Total	$324	$207	$53

The provision for income taxes in the accompanying consolidated statements of operations differs from the amount calculated by applying the statutory income tax rate to loss from continuing operations before income taxes. Approximately $22.5 million of tax expense for the year ended December 31, 2021 is due to stock-based compensation expense shortfall and the expiration of vested stock options. Approximately $3.9 million of the tax benefit for the year-ended December 31, 2021 is due to R&D tax credits, net of an approximately $1.0 million reserve related to unrecognized tax benefits for the method of allocation of expenses used in the R&D tax credits calculation. The primary components of such differences are as follows as of December 31 (in thousands):

	2021	2020	2019
Tax computed at the federal statutory rate	$(6,045)	$(12,540)	$(15,830)
State taxes	(1,072)	(2,304)	(2,453)
Foreign taxes	247	83	—
Permanent items	22,689	13,660	21,834
R&D credits	(3,941)	(5,231)	(14,946)
Prior year adjustment	916	(2,116)	(2,792)
Change in valuation allowance	(12,470)	8,655	14,240
Total provision	$324	$207	$53

Temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes give rise to the Company’s deferred income taxes. The components of the Company’s net deferred tax assets are as follows as of December 31 (in thousands):

	2021	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$258,390	$261,472	$260,555
Business credit carryforwards	59,514	55,574	50,343
Compensation	40,647	58,112	60,967
Accrued legal verdict	14,144	11,880	7,624
Carryforward of disallowed interest	4,537	3,093	2,839
Accrued expenses	104	561	9
Lease liabilities	4,839	5,657	6,145
Other deferred tax assets	1,306	804	13
Subtotal	383,481	397,153	388,495
Deferred tax liabilities:
Lease right-of-use assets	(3,470)	(4,099)	(4,505)
Inventory	406	(21)	—
Other deferred tax liabilities	(318)	(464)	(76)
Subtotal	(3,382)	(4,584)	(4,581)
Total deferred tax assets	380,099	392,569	383,914
Valuation allowance	(380,099)	(392,569)	(383,914)
Net deferred tax assets	$—	$—	$—

As the ultimate realization of the potential benefits of the Company’s deferred tax assets is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances. Accordingly, the Company did not recognize any benefit from income taxes in the accompanying consolidated statements of operations to offset its pre-tax losses. The valuation allowance decreased by approximately $12.5 million and increased by approximately $8.7 million for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, the Company had federal and state net operating loss carryforwards, respectively, of approximately $950.2 million and approximately $871.0 million, which will begin to expire in 2033. At December 31, 2021, the Company also has federal research and development credit carryforwards of approximately $39.7 million. If not utilized, the carryforwards will begin to expire in 2033. The Company has state research and development credit carryforwards of approximately $24.1 million which do not expire. Pursuant to the Internal Revenue Code, Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards could be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company performed an initial assessment of the potential limitation on net operating loss and credit carryforwards, and concluded that there will be no limitation for the tax year 2021.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits at December 31 (in thousands):

	2021	2020	2019
Unrecognized tax benefits - January 1	$3,276	$1,968	$8,777
Gross decreases - tax positions in a prior period	—	—	(8,422)
Gross increases - tax positions in a current period	985	1,308	1,613
Unrecognized tax benefits - December 31	$4,261	$3,276	$1,968

During the year ended December 31, 2019, the Company completed an R&D credit study. As a result of the study, the Company assessed that the Company qualified under safe harbor rules, which when applied consistently results in a more conservative approach of calculating the amount of R&D credit. The Company concluded that a release of uncertain tax benefits was appropriate and released a portion of previously recorded uncertain tax positions reserve. There were no releases of uncertain tax position reserves in the year ended December 31, 2021. Current year increases in the R&D credit relate to R&D support department costs that were allocated to various research projects based upon a reasonable methodology. The uncertain tax position is related to the method of allocating these costs.

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

Note 14—Commitments and Contingencies

License Agreement

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

As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones totaling approximately $187.5 million if all such milestones are achieved, of which $90.0 million have been achieved as of December 31, 2021. In connection with the FDA approval of NERLYNX in July of 2017, the Company triggered a one-time milestone payment pursuant to the agreement. In June 2020, the Company entered into a letter agreement, or the Letter Agreement, with Pfizer relating to the method of payment associated with a one-time milestone payment under the license agreement with Pfizer. The Letter Agreement permitted the Company to make the milestone payment in installments with the remaining amount payable to Pfizer (including interest). The milestone payment accrued interest at 6.25% per annum. The milestone payment including accrued interest of $1.8 million was paid in full in September 2021. The installment payments and accrued interest are included in accrued in-licensed rights on the accompanying consolidated balance sheets. The Company may trigger additional milestone payments in the future. Should the Company commercialize any more of the compounds licensed from Pfizer or any products containing any of these compounds, the Company will be obligated to pay to Pfizer annual royalties at a fixed rate in the low to mid-teens of net sales of all such products, subject to certain reductions and offsets in some circumstances. The Company’s royalty obligation continues, on a product-by-product and country-by-country basis, until the later of (i) the last to expire licensed patent covering the applicable licensed product in such country, or (ii) the earlier of generic competition for such licensed product reaching a certain level in such country or expiration of a certain time period after first commercial sale of such licensed product in such country. In the event that the Company sublicenses the rights granted to the Company under the license agreement with Pfizer to a third party, the same milestone and royalty payments are required. The Company can terminate the license agreement at will, or for safety concerns, in each case upon specified advance notice.

Clinical Trial Contracts

The Company engages with CROs and contract manufacturing organizations ("CMOs") in addition to engaging in contracts for the management of its ongoing clinical trials and pre-commercialization efforts. The Company may cancel these agreements with a 30 to 45 day written notice to the outside vendor. The Company would be obligated to pay for services rendered up to that point, which amounts to total contractual obligations of approximately $54.8 million within the next twelve months. The contracts also contain variable costs that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary, and therefore, are not included in the total obligations amount. Included in the total contractual obligations amount above are payments to be made when milestones are reached. As of December 31, 2021, Company obligations for potential milestone payments totaled approximately $17.3 million. This amount will be paid by the Company if all milestones are reached and would reduce the overall contractual obligation if one or more milestone is never reached.

Legal Proceedings

The Company and certain of its executive officers were named as defendants in the lawsuits detailed below. The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Currently, the Company has accrued estimated losses of $54.2 million related toHsu v. Puma Biotechnology, Inc., et al., and $2.9 million related to Eshelman v. Puma Biotechnology, Inc., et al. as detailed below. For certain legal expenses related to the verdicts listed below, the Company has received reimbursements from its insurers.

Hsu v. Puma Biotechnology, Inc., et al.

On June 3, 2015, Hsingching Hsu, individually and on behalf of all others similarly situated, filed a class action lawsuit against the Company and certain of its executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG). On October 16, 2015, lead plaintiff Norfolk Pension Fund filed a consolidated complaint on behalf of all persons who purchased the Company’s securities between July 22, 2014 and May 29, 2015. A trial on the claims relating to four statements alleged to have been false or misleading was held from January 15, 2019 to January 29, 2019. At trial, the jury found that three of the four challenged statements were not false or misleading, and thus found in the defendants’ favor on those claims. The jury found liability as to one statement and awarded a maximum of $4.50 per share in damages, which represents approximately 5% of the total claimed damages of $87.20 per share. On September 9, 2019, the Court entered an order specifying the rate of prejudgment interest to be awarded on any valid claims at the 52-week Treasury Bill rate. On September 8, 2020, the claims administrator submitted its final claims report to the Court and, on October 9, 2020, the claims administrator submitted its supplemental claims report. The claims report reflects approximately $50.5 million in claimed damages. The Company initially disagreed with the amount of claimed damages. On November 27, 2020, the Court issued an order setting out the process for challenging claims.

On October 29, 2021, the parties informed the court that they had reach a settlement in principle, and the court entered judgment in the amount of claimed damages and prejudgment interest totaling approximately $54.2 million. On November 2, 2021, the court dismissed the case in light of the parties' settlement, retaining jurisdiction only for settlement approval. The parties' settlement in principle provides that there will be no judgment for liability entered against the Company or its chief executive officer, Alan Auerbach, and provides for payment by the Company of approximately $54.2 million in two installments, to be paid in January and June of 2022. The settlement in principle is subject to execution of a formal settlement agreement to be negotiated among the parties, which agreement will be submitted to the court for approval.

It is reasonably possible that the final total damages awarded will differ from these estimates; however, the amount is not estimable at this time. A final judgment has not yet been entered; however, the Company made the first installment payment in January 2022, see Note 15-Subsequent Events.

Eshelman v. Puma Biotechnology, Inc., et al.

In February 2016, Fredric N. Eshelman filed a lawsuit against the Company’s Chief Executive Officer and President, Alan H. Auerbach, and the Company in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D). The complaint generally alleged that Mr. Auerbach and the Company made defamatory statements regarding Dr. Eshelman in connection with a proxy contest. In May 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach. A trial on the remaining defamation claims against the Company took place from March 11 to March 15, 2019. At trial, the jury found the Company liable and awarded Dr. Eshelman $15.9 million in compensatory damages and $6.5 million in punitive damages. The Company strongly disagreed with the verdict and, on April 22, 2019, filed a motion for a new trial or, in the alternative, a reduced damages award. The Court denied that motion on March 2, 2020. The Company has appealed that ruling, and the verdict. Additionally, after trial, the plaintiff filed a motion seeking approximately $3.0 million in attorneys’ fees, as well as prejudgment interest. In the Court’s March 2020 ruling, it denied the motion for attorneys’ fees but granted the request for prejudgment interest, bringing the total judgment to $26.3 million. On March 30, 2020, the plaintiff filed a notice of cross-appeal and conditional cross-appeal, appealing the Court’s order denying the plaintiff’s request for attorneys’ fees and conditionally cross-appealing a Court ruling that certain communications between Mr. Auerbach and his attorneys were protected by attorney-client privilege and a related evidentiary ruling. On June 23, 2021, the United States Court of Appeals for the Fourth Circuit affirmed the liability verdict in the Eshelman v. Puma Biotechnology, et al matter but found the $22.4 million damages award, payable by the Company, to be excessive in light of the evidence at trial. The court vacated this award and remanded for a new trial on damages. The Court's judgment will eliminate the damages award, including interest on the judgment, pending further proceedings on remand. On July 7, 2021, the plaintiff filed a petition for panel or en banc rehearing, which was denied on July 20, 2021. On July 26, 2021, the plaintiff filed a motion to stay issuance of the Fourth Circuit's mandate pending the filing and resolution of a petition for certiorari in the Supreme Court. The Fourth Circuit denied that motion on July 29, 2021. On October 18, 2021, the plaintiff filed a petition of certiorari with the Supreme Court seeking review of the Fourth Circuit's ruling, which was denied on December 13, 2021. We estimate the high end of potential damages in the matter could be approximately $2.9 million which also represents our estimate as the most likely outcome.

Due to the appeal, the Company secured a bond for the potential damages, which is collateralized by an automatically renewable stand-by letter of credit in the amount of $8.9 million. The stand-by letter of credit is collateralized by a high-yield savings account, which is classified as restricted cash, current on the accompanying consolidated balance sheets.

CANbridge Licensing Dispute

On July 28, 2020, the Company filed a request for arbitration against CANbridge Biomed Limited ("CANbridge") before the ICC International Court of Arbitration. The Company asserted that CANbridge violated the terms of the Company’s agreement with CANbridge in which it granted CANbridge an exclusive sublicense to develop and commercialize NERLYNX throughout greater China. The Company sought an arbitral award, as well as damages, costs, and attorneys’ fees. On August 26, 2020, CANbridge filed its response to the Company’s request for arbitration and brought counterclaims, seeking damages, costs and attorneys’ fees. On February 24, 2021, the parties resolved their dispute, with each side agreeing to dismiss their respective claims in the arbitration. The settlement is limited to claims asserted in the arbitration, or that are related to the claims asserted in the arbitration.

Legal Malpractice Suits

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

On June 23, 2021, the United States Court of Appeals for the Fourth Circuit set aside the damages award in the Eshelman v. Puma Biotechnology, Inc., et al matter and remanded the case to the District Court for a new trial on damages. On October 7, 2021, Judge R. Stuart Albright entered into an Order staying all proceedings in the legal malpractice case for six months to allow time to resolve the damages issues in the Eshelman case. As a result, the amount of any potential damages that may be recovered in the legal malpractice case is uncertain at this time.

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstaZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the '314 patent”) and 10,596,162 (“the '162 patent”).  (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al, 1:21CV01338 (D. Del. Sep. 22, 2021)).  The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the '314 and '162 patents.  The Company is an exclusive licensee of the '314 and '162 patents under the Pfizer Agreement.  Wyeth is a co-plaintiff.  Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents are not infringed and/or invalid, and accusing plaintiffs of patent misuse.  The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021.  The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021.  The case was recently reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. The parties filed a joint status report about the case and attended a teleconference with the Court on February 9, 2022. The parties submitted a joint discovery plan and proposed schedule for onsideration by the Court on February 15, 2022.  On February 17, 2022, Judge Kennelly entered a schedule for the case, including setting the matter for trial to begin May 13, 2024.  The parties will now proceed to fact discovery.

Sandoz Litigation

On November 10, 2021, the Company filed suit against Sandoz, Inc. for infringement of U.S. Patent No. 7,399,865 B2 (“the '865 patent”) (Puma Biotechnology, Inc. et al. v. Sandoz Inc., 1:21CV19918 (D.N.J. Nov. 10, 2021)).  The Complaint was filed within 45 days of Sandoz providing notice of its abbreviated new drug application (“ANDA”) seeking approval to market a generic version of Puma’s NERLYNX (neratinib) Tablets, 40 mg prior to the expiration of the '865 patent. Puma and Wyeth seek judgment that Sandoz’s purported ANDA product would, if allowed on the market, infringe the ‘865 patent, and ask that the Court order that, pursuant to 35 U.S.C. 271(e)(4)(A), the FDA’s approval of the Sandoz ANDA can be no earlier than the date the ‘865 patent expires.  Sandoz has stated that, due to Paragraph III certifications filed for other patents listed in the Orange Book in connection with NERLYNX, Sandoz cannot launch its ANDA product until November 21, 2030 at the earliest. The Company’s complaint alleges that Sandoz has infringed the '865 patent by seeking approval to commercially manufacture, use, offer for sale, sell, and/or import a generic version of NERLYNX in the United States prior to the expiration of the '865 patent.  Puma is the exclusive licensee of the '865 patent under the Pfizer Agreement.  Wyeth is a co-plaintiff.  Sandoz submitted its answer to the complaint on January 14, 2022 and asserted counterclaims challenging the ‘865 patent as invalid.  Puma and Wyeth filed an answer to those counterclaims on February 4, 2022.  The parties appeared before the Magistrate Judge on February 15, 2022 for an initial hearing, and submitted a scheduling order on February 18, 2022.  The filing of Puma’s Complaint against Sandoz triggered a 30-month stay of marketing approval for Sandoz’s ANDA.

China Litigation

On January 18, 2022, a competitor filed an ANDA with the National Medical Products Administration in China (“NMPA”) seeking approval to market a generic version of the Company’s drug NERLYNX in China.  This competitor seeks approval prior to the expiration of three patents listed on the China Patent Information Registration Platform for Marketed Drugs (“Chinese Orange Book”), alleging in a Type 4.2 patent declaration that its generic version of NERLYNX does not fall within the scope of the claims of NERLYNX patents listed on the Chinese Orange Book.  The patent declarations of this competitor were published on the Chinese Orange Book on January 19, 2022.  The Company and/or its commercialization partner in China have 45 days from the publication of the patent declaration to request administrative or judicial determination that this competitor’s generic tablet falls within the scope of the claims of NERLYNX Patents listed on the Chinese Orange Book.  Upon acceptance of the request for administrative or judicial determination, NMPA will institute a stay of this competitor’s ANDA for nine months.  If, during the nine-month stay period, an administrative or judicial determination is made that the generic tablet falls within the scope of the claims of the NERLYNX patents listed on the Chinese Orange Book, NMPA will be prohibited from approving the competitor’s ANDA until the NERLYNX patents expire.

Note 15—Subsequent Events

In January 2022, the Company paid the first of two equal installment payments which will total approximately $54.2 million per the terms of the Class Action settlement. See Note 14-Commitments and Contingencies for further details.