Form 10-Q
period 2022-06-30
PUMA BIOTECHNOLOGY, INC.
filed 2022-08-04
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 45,555,963 shares of Common Stock, par value $0.0001 per share, were outstanding as of August 1, 2022.

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

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Quarterly Report, including, in Part I, the section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, and this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from those in the forward-looking statements. Such risks should be considered in evaluating our prospects and future financial performance. We undertake no obligation to update the forward-looking statements or to reflect events or circumstances after the date of this document.

Part I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$52,756	$63,131
Marketable securities	7,998	18,975
Accounts receivable	33,987	32,526
Inventory, net	6,665	7,109
Prepaid expenses, current	8,583	8,984
Restricted cash, current	—	8,850
Other current assets	4,291	447
Total current assets	114,280	140,022
Lease right-of-use assets, net	12,723	14,017
Property and equipment, net	1,435	1,756
Intangible assets, net	62,118	66,125
Restricted cash, long-term	2,591	3,311
Prepaid expenses and other, long-term	504	1,354
Total assets	$193,651	$226,585
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$9,841	$11,174
Accrued expenses, current	41,297	92,575
Post-marketing commitment liability, current	1,856	2,263
Lease liabilities, current	3,840	3,574
Total current liabilities	56,834	109,586
Accrued expenses, long-term	37	915
Lease liabilities, long-term	13,983	15,975
Post-marketing commitment liability, long-term	5,377	5,463
Long-term debt, net	97,682	97,092
Total liabilities	173,913	229,031
Commitments and contingencies (Note 12)
Stockholders' deficit:
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 45,274,635 shares issued and outstanding at June 30, 2022 and 41,175,507 issued and outstanding at December 31, 2021	5	4
Additional paid-in capital	1,380,522	1,364,309
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(1,360,789)	(1,366,757)
Total stockholders' equity (deficit)	19,738	(2,446)
Total liabilities and stockholders' equity (deficit)	$193,651	$226,585

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Product revenue, net	$51,314	$48,856	$92,032	$94,672
License revenue	—	250	—	50,250
Royalty revenue	8,204	4,278	13,222	6,631
Total revenue	59,518	53,384	105,254	151,553
Operating costs and expenses:
Cost of sales	14,918	11,969	25,762	41,527
Selling, general and administrative	20,576	39,410	40,978	67,748
Research and development	11,966	18,638	27,203	38,866
Total operating costs and expenses	47,460	70,017	93,943	148,141
Income (loss) from operations	12,058	(16,633)	11,311	3,412
Other income (expenses):
Interest income	65	121	78	134
Interest expense	(2,702)	(3,518)	(5,366)	(6,968)
Legal verdict (expense) credit	(55)	14,902	(73)	14,717
Other income	62	60	112	102
Total other income (expenses)	(2,630)	11,565	(5,249)	7,985
Net income (loss) before income taxes	$9,428	$(5,068)	$6,062	$11,397
Income tax expense	(57)	(38)	(94)	(75)
Net income (loss)	$9,371	$(5,106)	$5,968	$11,322
Net income (loss) per share of common stock—basic	$0.21	$(0.13)	$0.14	$0.28
Net income (loss) per share of common stock—diluted	$0.21	$(0.13)	$0.14	$0.28
Weighted-average shares of common stock outstanding—basic	45,058,924	40,479,577	43,641,193	40,370,825
Weighted-average shares of common stock outstanding—diluted	45,358,739	40,479,577	43,889,556	40,939,688

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$9,371	$(5,106)	$5,968	$11,322
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax of $0 and $0	1	(1)	2	(1)
Comprehensive income (loss)	$9,372	$(5,107)	$5,970	$11,321

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

For the Three Months Ended June 30, 2022
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at March 31, 2022	44,949,360	$4	$1,377,302	$(1)	$(1,370,160)	$7,145
Stock-based compensation	—	—	3,220	—	—	3,220
Shares issued or restricted stock units vested under employee stock plans	325,275	—	—	—	—	—
Shares issued under private investments in public equity, net of issuance costs of approximately $0.2M	—	1	—	—	—	1
Unrealized gain on available-for-sale securities	—	—	—	1	—	1
Net income	—	—	—	—	9,371	9,371
Balance at June 30, 2022	45,274,635	$5	$1,380,522	$—	$(1,360,789)	$19,738

For the Three Months Ended June 30, 2021
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at March 31, 2021	40,324,263	$4	$1,337,536	$—	$(1,321,203)	$16,337
Stock-based compensation	—	—	18,239	—	—	18,239
Shares issued or restricted stock units vested under employee stock plans	409,665	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(5,106)	(5,106)
Balance at June 30, 2021	40,733,928	$4	$1,355,775	$(1)	$(1,326,309)	$29,469

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

For the Six Months Ended June 30, 2022
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2021	41,175,507	$4	$1,364,309	$(2)	$(1,366,757)	$(2,446)
Stock-based compensation	—	—	6,368	—	—	6,368
Shares issued or restricted stock units vested under employee stock plans	514,900	—	—	—	—	—
Shares issued under private investments in public equity, net of issuance costs of approximately $0.2M	3,584,228	1	9,845	—	—	9,846
Unrealized gain on available-for-sale securities	—	—	—	2	—	2
Net income	—	—	—	—	5,968	5,968
Balance at June 30, 2022	45,274,635	$5	$1,380,522	$—	$(1,360,789)	$19,738

For the Six Months Ended June 30, 2021
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2020	40,086,387	$4	$1,331,676	$—	$(1,337,631)	$(5,951)
Stock-based compensation	—	—	24,099	—	—	24,099
Shares issued or restricted stock units vested under employee stock plans	647,541	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(1)	—	(1)
Net income	—	—	—	—	11,322	11,322
Balance at June 30, 2021	40,733,928	$4	$1,355,775	$(1)	$(1,326,309)	$29,469

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2022	2021
Operating activities:
Net income	$5,968	$11,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,486	5,886
Stock-based compensation	6,368	24,099
Provision for credit loss recovery	—	(1,000)
Disposal of property and equipment	1	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,461)	(4,006)
Inventory, net	444	(4,166)
Prepaid expenses and other	1,251	271
Other current assets	(3,844)	3,163
Accounts payable	(1,333)	(910)
Accrued expenses and other	(52,156)	(18,503)
Post-marketing commitment liability	(493)	(569)
Net cash provided by (used in) operating activities	(40,769)	15,587
Investing activities:
Purchase of available-for-sale securities	—	(19,117)
Maturity of available-for-sale securities	10,979	8,085
Net cash provided by (used in) investing activities	10,979	(11,032)
Financing activities:
Gross proceeds from private investments in public equity	10,000	—
Issuance costs associated with private investments in public equity	(155)	—
Net cash provided by financing activities	9,845	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(19,945)	4,555
Cash, cash equivalents and restricted cash, beginning of period	75,292	97,454
Cash, cash equivalents and restricted cash, end of period	55,347	102,009

Supplemental disclosures of non-cash investing and financing activities:
Intangibles in accrued expenses	$—	$20,000
Supplemental disclosure of cash flow information:
Interest paid	$4,776	$4,550
Income taxes paid	$141	$84

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

The Company has reported net income of approximately $9.4 million and net income of approximately $6.0 million for the three and six months ended June 30, 2022, respectively, and cash flows used in operations of approximately $40.8 million for the six months ended June 30, 2022. The Company’s commercialization, research and development or marketing efforts may require funding in addition to the cash and cash equivalents and marketable securities totaling approximately $60.8 million available at June 30, 2022.

The Company believes that its existing cash and cash equivalents and marketable securities as of June 30, 2022 and proceeds that will become available to the Company through product sales and sub-license payments are sufficient to satisfy its operating cash needs for at least one year after the filing of the Quarterly Report on Form 10-Q in which these financial statements are included. The Company continues to remain dependent on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib in the United States. While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future. The Company’s ability to obtain funding may be adversely impacted by uncertain market conditions, including the global COVID-19 pandemic, the Company’s success in commercializing neratinib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. Additionally, the terms of the Company’s note purchase agreement place restrictions on the Company’s ability to operate the business and on the Company’s financial flexibility, and the Company may be unable to achieve the revenue necessary to satisfy the minimum revenue and cash balance covenants as specified in the agreement.

Since its inception through June 30, 2022 the Company’s financing has primarily consisted of proceeds from product, royalty and license revenue, public offerings of its common stock, private equity placements, and various debt instruments.

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

Use of Estimates:

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") in the United States, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the balance sheet, and reported amounts of revenues and expenses for the period presented. Accordingly, actual results could differ from those estimates.

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

Net Income (Loss) per Share of Common Stock:

Basic net income (loss) per share of common stock is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the periods presented, as required by Accounting Standards Codification ("ASC"), ASC, 260, Earnings per Share. For purposes of calculating diluted net income per share of common stock, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of dilutive common stock equivalents, such as stock options, restricted stock units ("RSUs") and warrants. A common stock equivalent is not included in the denominator when calculating diluted earnings per common share if the effect of such common stock equivalent would be anti-dilutive and a net loss is reported.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock units granted in connection with the 2011 Incentive Award Plan and the 2017 Employment Inducement Incentive Award Plan. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. The following potentially dilutive outstanding common stock equivalents for the respective periods were excluded from diluted net income (loss) per share because of their anti-dilutive effect:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Options outstanding	4,460,955	5,241,747	4,460,955	4,796,671
Warrant outstanding	2,116,250	2,116,250	2,116,250	2,116,250
Unvested restricted stock units	1,259,700	2,076,079	1,474,112	1,136,005
Totals	7,836,905	9,434,076	8,051,317	8,048,926

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

A reconciliation of the numerators and denominators of the basic and diluted net loss per share of common stock computations is as follows (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$9,371	$(5,106)	$5,968	$11,322
Denominator:
Weighted average common stock outstanding for basic net income (loss) per share	45,059	40,480	43,641	40,371
Net effect of dilutive common stock equivalents	300	—	248	569
Weighted average common stock outstanding for diluted net income (loss) per share	45,359	40,480	43,890	40,940
Net income (loss) per share of common stock
Basic	$0.21	$(0.13)	$0.14	$0.28
Diluted	$0.21	$(0.13)	$0.14	$0.28

Revenue Recognition:

Under ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), the Company recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. The Company had no contracts with customers until the FDA approved NERLYNX on July 17, 2017. Subsequent to receiving FDA approval, the Company entered into a limited number of arrangements with specialty pharmacies and specialty distributors in the United States to distribute NERLYNX. These arrangements are the Company’s initial contracts with customers. The Company has determined that these sales channels with customers are similar.

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

Product revenue also consists of product sales under sub-license agreements to our sub-licensees, who then sell into their respective international territories.

Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods and are recorded in cost of sales.

If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the six months ended June 30, 2022 and 2021, respectively.

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

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not be probable to occur in a future period for the estimates detailed below as of June 30, 2022, and, therefore, the transaction price was not reduced further during the quarter ended June 30, 2022. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

As of June 30, 2022 the total potential milestone payments that would be due to the Company upon achievement of all respective performance obligations under the sub-license agreements is approximately $579.8 million. At this time, the Company cannot estimate if or when these milestone-related performance obligations might be achieved.

Royalty Revenue:

For sub-license agreements that are within the scope of ASC 606, the Company recognizes revenue when the related sales occur in accordance with the sales-based royalty exception under ASC 606-10-55-65.

Royalty revenue consists of consideration earned related to international sales of NERLYNX made by the Company’s sub-licensees in their respective territories. The Company recognizes royalty revenue when the performance obligations have been satisfied. Royalty revenue was $8.2 million and $13.2 million for the three and six months ended June 30, 2022, respectively.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2022 the Company’s uncertain tax position reserves include a reserve for its R&D credits.

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

Restricted Cash:

Restricted cash represents cash held at financial institutions that is pledged as collateral for stand-by letters of credit for lease commitments. The lease-related letters of credit will lapse at the end of the respective lease terms through 2026. At each of  June 30, 2022 and December 31, 2021, the Company had restricted cash in the amount of approximately $2.6 million and $12.2 million, respectively.

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

Following are the major categories of assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

June 30, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents	$37,923	$—	$—	$37,923
Commercial paper	—	7,998	—	7,998
Totals	$37,923	$7,998	$—	$45,921

December 31, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents	$50,872	$—	$—	$50,872
Commercial paper	—	14,589	—	14,589
Corporate bonds	—	4,386	—	4,386
Totals	$50,872	$18,975	$—	$69,847

The Company’s investments in commercial paper, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
June 30, 2022	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$37,923	$—	$—	$37,923
Commercial paper	Less than 1	7,999	—	(1)	7,998
Totals		$45,922	$—	$(1)	$45,921

	Maturity	Amortized	Unrealized		Estimated
December 31, 2021	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$50,872	$—	$—	$50,872
Commercial paper	Less than 1	14,590	—	(1)	14,589
Corporate bonds	Less than 1	4,387	—	(1)	4,386
Totals		$69,849	$—	$(2)	$69,847

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, marketable securities, and accounts receivable, net. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at June 30, 2022 were approximately $55.2 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

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

As of June 30, 2022 the Company’s inventory balance consisted primarily of raw materials and work-in-process purchased subsequent to FDA approval of NERLYNX.

	June 30, 2022	December 31, 2021
Raw materials	$2,903	$4,569
Work-in-process (materials, labor and overhead)	3,120	1,385
Finished goods (materials, labor and overhead)	642	1,155
Total Inventories	$6,665	$7,109

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

The incremental borrowing rate ("IBR"), represents the rate of interest the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. When determinable, the Company uses the rate implicit in the lease to determine the present value of lease payments. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s average IBR for existing leases as of June 30, 2022 is 10.9%.

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

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. In connection with the FDA approval of NERLYNX in July 2017, the Company triggered a one-time milestone payment pursuant to its license agreement with Pfizer. In June 2020, the Company entered into a letter agreement with Pfizer relating to the method of payment associated with a milestone payment under the Company’s license agreement with Pfizer (see Note 12—Commitments and Contingencies). The Company capitalized the milestones as intangible assets and is amortizing the assets to cost of sales on a straight-line basis over the estimated useful life of the licensed patent through 2030. The Company recorded amortization expense related to its intangible assets of approximately $2.0 million and $4.0 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022 estimated future amortization expense related to the Company’s intangible assets was approximately $4.0 million for the remainder of 2022 and $8.0 million for each year starting 2023 through 2029, and $2.0 million for 2030.

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

In October 2020, the FASB issued ASU 2020-10, Codification Improvements ("ASU-2020-10"), which updates various codification topics by clarifying or improving disclosure requirements to align with Securities and Exchange Commission ("SEC") regulations. The Company adopted ASU 2020-10 as of the reporting period beginning January 1, 2021. ASU 2020-10 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

Note 3—Accounts Receivable, Net:

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Trade accounts receivable	$25,505	$29,646
Royalty revenue receivable	8,482	2,880
Total accounts receivable	$33,987	$32,526

Trade accounts receivable consist entirely of amounts owed from the Company’s customers related to product sales. License revenue receivable represents an amount owed from sub-licensees under sub-license agreements. Royalty revenue receivable represents amounts owed related to royalty revenue recognized based on the Company’s sub-licensees’ sales in their respective territories in the periods ended June 30, 2022 and December 31, 2021.

For all accounts receivable, the Company recognized credit losses based on lifetime expected losses to selling, general and administrative expense in the consolidated statements of operations. In determining estimated credit losses, the Company evaluated its historical loss rates, current economic conditions and reasonable and supportable forecasts of future economic conditions. No credit loss was recorded for the periods ended June 30, 2022 and December 31, 2021.

Note 4—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Current:
CRO services	$271	$340
Other clinical development	2,824	2,933
Insurance	1,557	3,178
Professional fees	1,064	398
Other	2,867	2,135
	8,583	8,984
Long-term:
CRO services	160	166
Other clinical development	129	577
Other	215	611
	504	1,354
Totals	$9,087	$10,338

Other current prepaid amounts consist primarily of deposits, signing bonuses, licenses, subscriptions and software. Other long-term prepaid amounts consist primarily of deposits, signing bonuses, licenses, subscriptions, software, a capitalized sublease commission and a sublease tenant improvement allowance, net of amortization.

Note 5—Leases:

In December 2011, the Company entered into a non-cancelable operating lease for office space in Los Angeles, California, which was subsequently amended in November 2012, December 2013, March 2014, July 2015, and December 2017. The initial term of the lease was for seven years and commenced on December 10, 2011. As amended, the Company rents approximately 65,656 square feet. The term of the lease runs until March 2026 and rent amounts payable by the Company increase approximately 3% per year. Concurrent with the execution of the lease, the Company provided the landlord an automatically renewable stand-by letter of credit in the amount of $1.5 million. The stand-by letter of credit is collateralized by a high-yield savings account, which is classified as restricted cash, long-term on the accompanying consolidated balance sheets.

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

The Company also leases copier equipment for use in the office spaces. Components of copier lease expense include both fixed and variable lease expenses. Total rent expense for the six months ended June 30, 2022 and June 30, 2021, was approximately $2.5 million and $2.5 million, respectively. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. The Company’s office and equipment leases generally have contractually specified minimum rent and annual rent increases that are included in the measurement of the ROU asset and related lease liability. Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in selling, general and administrative costs in the consolidated statements of operations when they are incurred.

Supplemental cash flow information related to leases for the six months ended June 30, 2022:
Operating cash flows used for operating leases (in thousands)	$2,926
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted average remaining lease term (in years)	3.8
Weighted average discount rate	10.9%

The future minimum lease payments under ASC 842 as of June 30, 2022 were as follows (in thousands):

Amount
2022 (remaining)	$2,754
2023	5,631
2024	5,805
2025	5,983
2026	1,508
Total minimum lease payments	$21,681
Less: imputed interest	(3,858)
Total lease liabilities	$17,823

In February 2019, the Company entered into a long-term sublease agreement for 12,429 square feet of the office space in Los Angeles, California. The term of the lease runs until March 2026 and rent amounts payable to the Company increase approximately 3% per year. The Company recorded operating sublease income of $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively, in other income (expenses) in the consolidated statements of operations.

The future minimum lease payments to be received as of June 30, 2022 were as follows (in thousands):

Amount
2022 (remaining)	$243
2023	495
2024	510
2025	525
2026	134
Total	$1,907

Note 6—Property and Equipment, Net:

Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Leasehold improvements	$3,779	$3,779
Computer equipment	2,132	2,177
Telephone equipment	302	302
Furniture and fixtures	2,359	2,359
	8,572	8,617
Less: accumulated depreciation	(7,137)	(6,861)
Totals	$1,435	$1,756

For the three and six months ended June 30, 2022 the Company incurred depreciation expense of $0.1 million and $0.3 million, respectively.

Note 7—Intangible Assets, Net:

Intangible assets, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Acquired and in-licensed rights	$90,000	$90,000
Less: accumulated amortization	(27,882)	(23,875)
Total intangible asset, net	$62,118	$66,125

For the three and six months ended June 30, 2022 the Company incurred amortization expense of $2.0 million and $4.0, respectively. The estimated remaining useful life of the intangible assets as of June 30, 2022 is 7.8 years.

Note 8—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Current:
Accrued legal verdict expense	$2,912	$57,137
Accrued royalties	11,334	8,829
Accrued CRO services	2,311	2,663
Accrued variable consideration	11,676	11,406
Accrued bonus	3,198	5,083
Accrued compensation	4,152	3,878
Accrued other clinical development	2,573	911
Accrued professional fees	822	672
Accrued legal fees	1,485	674
Accrued manufacturing costs	582	690
Other	252	632
	41,297	92,575
Long-term:
Accrued CRO services	—	878
Accrued other	37	37
	37	915
Totals	$41,334	$93,490

On  October 29, 2021, the parties to the Company's class action lawsuit, Hsu v. Puma Biotechnology, Inc. et al, informed the court that they had reached a settlement in principle, and the court entered judgement in the amount of claimed damages and prejudgment interest totaling approximately $54.2 million. On  November 2, 2021, the court dismissed the case in light of the parties' settlement, retaining jurisdiction only for settlement approval. The parties' settlement in principle provides that there will be no judgment for liability entered against the Company or its chief executive officer, Alan Auerbach, and provides for payment by the Company of approximately $54.2 million. On December 29, 2021, the Court issued an order preliminarily approving the parties’ settlement. The first payment of $27.1 million was made in  January of 2022 with the balance paid in June of 2022. On August 3, 2022, the Court ordered final approval of the parties' settlement.

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

Restructuring Costs

On  November 2, 2021, the Company implemented a restructuring of the organization in part due to the impact of COVID-19 on the Company's sales. The restructuring included a reduction in headcount of approximately 13%, consisting primarily of the commercial and research personnel. The Company incurred approximately $1.2 million in severance related expense which included salary, health insurance and sales commissions. As of June 30, 2022, accrued restructuring amounts had been paid except for an immaterial amount.

Other current accrued expenses consist primarily of business license fees, one half of the portion of employer Social Security payroll taxes deferred under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), and other taxes, insurance and marketing fees.

Note 9—Debt:

Long term debt consisted of the following (in thousands):

	June 30, 2022	Maturity Date
Total debt, inclusive of $2.0 million exit payment	$102,000	July 23, 2026
Less: debt issuance costs and discounts	(4,318)
Total long-term debt, net	$97,682

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

The term loans under the New Credit Facility bore interest at an annual rate equal to the greater of (i) 9.0% and (ii) the sum of (a) the “prime rate,” as reported in The Wall Street Journal on the last business day of the month that immediately preceded the month in which the interest will accrue, plus (b) 3.5%. The Company was required to make monthly interest-only payments on each term loan under the New Credit Facility commencing on the first calendar day of the calendar month following the funding date of such term loan and continuing on the first calendar day of each calendar month thereafter through August 1, 2021 ("Amortization Date"). Commencing on the Amortization Date and continuing on the first calendar day of each calendar month thereafter, the Company was required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears to each lender under the New Credit Facility, calculated pursuant to the New Credit Facility. All unpaid principal and accrued and unpaid interest with respect to each term loan under the New Credit Facility was due and payable in full on June 1, 2024 ("Maturity Date"). Upon repayment of such term loans, the Company was also required to make a final payment to the lenders equal to 7.5% of the aggregate principal amount of such term loans outstanding as of the Effective Date.

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

Athyrium Note Purchase Agreement:

The Company issued senior notes for an aggregate principal amount of $100.0 million pursuant to a note purchase agreement dated July 23, 2021, by the Company, and its subsidiaries, and Athyrium, as Administrative Agent, and certain other investor parties (the “Note Purchase Agreement”), with an initial maturity date of July 23, 2026 (the “Athyrium Notes”). The Athyrium Notes were issued for face amount of $100.0 million net of an original issue discount of $1.5 million. The Athyrium Notes also require a 2.0% exit payment to be made on each payment of principal. The borrowings under the Athyrium Notes, together with cash on hand, were used to repay the Company’s outstanding indebtedness, including the applicable exit and prepayment fees owed to lenders under its Oxford Credit Facility. The Company can borrow up to an additional $25.0 million under the Note Purchase Agreement for general corporate purposes and to further support commercial initiatives. The Athyrium Notes are secured by substantially all of the Company’s assets. The Company incurred $1.9 million of deferred financing costs with the borrowing.

The Athyrium Notes bear interest at an annual rate equal to the sum of (i) 8.0% and (ii) three-month London Interbank Offering Rate ("LIBOR") rate where the three-month LIBOR rate cannot be less than 1.5% or greater than 3.5%. (or a comparable or successor rate that gives due consideration to the then prevailing rate used by commercial banks in the United States, which rate is reasonably determined by Athyrium). Interest is payable quarterly on the last business day of March, June, September and December each year. Beginning June 30, 2024, principal payments are required to be made quarterly at 11.11% of the original face amount with the remaining balance paid at maturity. Each principal payment will also include a 2.0% exit payment. As of December 31, 2021, the effective interest rate for the loan was 10.98%.

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

As of  June 30, 2022 the principal balance outstanding under the Athyrium Notes was $100.0 million, representing all of the Company’s long-term debt.

The future minimum principal and exit payments under the Athyrium Notes as of June 30, 2022 are as follows (in thousands):

Amount
2022 (remaining)	$—
2023	—
2024	33,997
2025	45,329
2026	22,674
Total	$102,000

Debt Issuance Costs and Discounts

Debt issuance costs and discounts consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Debt issuance costs and discounts (Athyrium Notes)	$5,410	$5,410
Less: accumulated amortization	(1,092)	(502)
Included in long-term debt	$4,318	$4,908

Debt issuance costs and discounts are financing costs related to the Company’s outstanding debt. Amortization of debt issuance costs is expensed using the effective interest method and is included in interest expense in the condensed consolidated statement of operations. For the six months ended June 30, 2022 and 2021 the Company recorded approximately $0.4 million and $1.1 million, respectively, of interest expense related to the amortization of debt issuance costs in the consolidated statements of operations.

Note 10—Stockholders’ Equity:

Common Stock:

The Company issued zero shares of common stock upon exercise of stock options during the six months ended June 30, 2022 and 2021 respectively. The Company issued 514,900 and 647,541 shares of common stock upon vesting of RSUs during the six months ended June 30, 2022 and 2021, respectively.

On March 8, 2022, The Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Alan H. Auerbach, our President, Chief Executive Officer and Chairman of the Board, and Athyrium Opportunities IV Co-Invest 2 LP, an affiliate of the administrative agent and a purchaser under the Company’s existing note purchase agreement (together with Mr. Auerbach, the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to sell an aggregate of 3,584,228 shares of our common stock, par value $0.0001 per share, to the Purchasers for aggregate gross proceeds of approximately $10.0 million before deducting any offering expenses (the "Private Placement"). The purchase price for each Share was $2.79, which was equal to the closing price of the Company’s common stock on NASDAQ on the date of the Purchase Agreement. Each Purchaser agreed to purchase approximately $5.0 million of the shares, which resulted in Mr. Auerbach purchasing 1,792,114 shares of common stock. The Private Placement closed on March 10, 2022.

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

Stock Options and Restricted Stock Units:

The Company’s 2011 Plan, as amended, was adopted by the Company’s Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers, and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. As of June 30, 2022 a total of 14,545,860 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

All of the options awarded by the Company have been “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107 - Share Based Payment. As of June 30, 2022, 5,471,041 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2011 Plan and 3,342,958 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees and nonemployees was estimated using the Black-Scholes Option Pricing Method (see Note 2—Significant Accounting Policies) with the following weighted-average assumptions used during the six months ended June 30, 2022:

	2022	2021
Dividend yield	0.0%	0.0%
Expected volatility	86.2%	86.7%
Risk-free interest rate	1.8%	0.7%
Expected life in years	5.50	5.82

The Company’s 2017 Plan, as amended, was adopted by the Company’s Board of Directors on April 27, 2017. Pursuant to the 2017 Plan, the Company may grant stock options and RSUs, as well as other forms of equity-based compensation to employees, as an inducement to join the Company. The maximum term of stock options granted under the 2017 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. On July 15, 2021, the Board of Directors adopted an amendment to the 2017 Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder by 1,000,000 shares. As of June 30, 2022 a total of 3,000,000 shares of the Company’s common stock have been reserved for issuance under the 2017 Plan. As of June 30, 2022 a total of 898,697 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2017 Plan and 1,381,242 shares of the Company’s common stock are available for future issuance under the 2017 Plan.

Stock-based compensation expense was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Stock-based compensation:
Options:
Selling, general, and administrative	$741	$964	$1,480	$1,971
Research and development	138	50	275	279
Restricted stock units:
Selling, general, and administrative	1,370	2,180	2,830	4,774
Research and development	971	1,458	1,783	3,488
Warrant modification:
Selling, general, and administrative	—	13,587	—	13,587
Total stock-based compensation expense	$3,220	$18,239	$6,368	$24,099

Activity with respect to options granted under the 2011 Plan and 2017 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	4,595,247	$62.43	4.5
Granted	482,353	$2.33	9.7
Expired	(616,645)	$33.41
Outstanding at June 30, 2022	4,460,955	$59.94	5.2	$251
Nonvested at June 30, 2022	1,055,264	$6.74	9.0	$251
Exercisable	3,405,691	$76.42	3.9

At June 30, 2022 total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $4.1 million, which is expected to be recognized over a weighted-average period of 1.4 years. At June 30, 2022 the total estimated unrecognized employee compensation cost related to non-vested RSUs was approximately $9.1 million, which is expected to be recognized over a weighted-average period of 1.4 years. The weighted-average grant date fair value of options granted during the six months ended June 30, 2022 and 2021 was $1.64 and $8.32 per share, respectively. The weighted average grant date fair value of RSUs awarded during the six months ended June 30, 2022 and 2021 was $2.43 and $11.92 per share, respectively.

Stock Option Rollforward

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2021	835,297	$7.76
Granted	482,353	1.64
Vested/Issued	(262,386)	8.14
Nonvested shares at June 30, 2022	1,055,264	$4.87

Restricted Stock Unit Rollforward

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2021	1,399,317	$11.03
Granted	1,244,936	2.43
Vested/Issued	(514,900)	11.67
Forfeited	(220,570)	7.54
Nonvested shares at June 30, 2022	1,908,783	$5.66

Note 11—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $1.0 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively.

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

License Agreement:

In August 2011, the Company entered into an agreement pursuant to which Pfizer agreed to grant it a worldwide license for the development, manufacture and commercialization of PB272 (neratinib, oral), PB272 (neratinib, intravenous) and PB357, and certain related compounds. The license is exclusive with respect to certain patent rights owned by or licensed to Pfizer. Under the agreement, the Company is obligated to commence a new clinical trial for a product containing one of these compounds within a specified period of time and to use commercially reasonable efforts to complete clinical trials and to achieve certain milestones as provided in a development plan. From the closing date of the agreement through December 31, 2011, Pfizer continued to conduct the existing clinical trials on behalf of the Company at Pfizer’s sole expense. At the Company’s request, Pfizer has agreed to continue to perform certain services in support of the existing clinical trials at the Company’s expense. These services will continue through the completion of the transitioned clinical trials. The license agreement “capped” the out-of-pocket expense the Company would incur to complete the then existing clinical trials. All agreed upon costs incurred by the Company above the “cost cap” would be reimbursed by Pfizer. The Company exceeded the “cost cap” during the fourth quarter of 2012. In accordance with the license agreement, the Company billed Pfizer for agreed upon costs above the “cost cap” until December 31, 2013.

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

Legal Proceedings

The Company and certain of its executive officers were named as defendants in the lawsuits detailed in Part II Item 1. "Legal Proceedings" of this Quarterly Report. The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable, and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. During the three months ended June 30, 2022, the Company paid the amount due of $27.1 million related to Hsu v. Puma Biotechnology, Inc., et al., and no amount was recorded as payable at June 30, 2022. Also, there remained an accrual amount of $2.9 million at June 30, 2022 on the accompanying consolidated balance sheets related to Eshelman v. Puma Biotechnology, Inc., et al. as detailed below. For certain legal expenses related to the verdicts listed below, the Company has received reimbursements from its insurers.

Hsu v. Puma Biotechnology, Inc., et al.

On October 29, 2021, the parties informed the court that they had reach a settlement in principle, and the court entered judgment in the amount of claimed damages and prejudgment interest totaling approximately $54.2 million. On November 2, 2021, the court dismissed the case in light of the parties' settlement, retaining jurisdiction only for settlement approval. The parties' settlement provides that there will be no judgment for liability entered against the Company or its Chief Executive Officer, Alan Auerbach, and provides for two installment payments by the Company of approximately $27.1 million each, which were paid in January 2022 and June 2022. On December 29, 2021, the Court issued an order preliminarily approving the parties’ settlement. On August 3, 2022, the Court ordered final approval of the parties' settlement.

Eshelman v. Puma Biotechnology, Inc., et al.

In  February 2016, Fredric N. Eshelman filed a lawsuit against the Company’s Chief Executive Officer and President, Alan H. Auerbach, and the Company in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D). The complaint generally alleged that Mr. Auerbach and the Company made defamatory statements regarding Dr. Eshelman in connection with a proxy contest. In  May 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach. A trial on the remaining defamation claims against the Company took place from  March 11 to  March 15, 2019. At trial, the jury found the Company liable and awarded Dr. Eshelman $15.9 million in compensatory damages and $6.5 million in punitive damages. The Company strongly disagreed with the verdict and, on  April 22, 2019, filed a motion for a new trial or, in the alternative, a reduced damages award. The Court denied that motion on  March 2, 2020. The Company has appealed that ruling, and the verdict. Additionally, after trial, the plaintiff filed a motion seeking approximately $3.0 million in attorneys’ fees, as well as prejudgment interest. In the Court’s  March 2020 ruling, it denied the motion for attorneys’ fees but granted the request for prejudgment interest, bringing the total judgment to $26.3 million. On  March 30, 2020, the plaintiff filed a notice of cross-appeal and conditional cross-appeal, appealing the Court’s order denying the plaintiff’s request for attorneys’ fees and conditionally cross-appealing a Court ruling that certain communications between Mr. Auerbach and his attorneys were protected by attorney-client privilege and a related evidentiary ruling. On  June 23, 2021, the United States Court of Appeals for the Fourth Circuit affirmed the liability verdict in the Eshelman v. Puma Biotechnology, et al matter but found the $22.4 million damages award, payable by the Company, to be excessive in light of the evidence at trial. The court vacated this award and remanded for a new trial on damages. The Court's judgment eliminates the damages award, including interest on the judgment, pending further proceedings on remand. On  July 7, 2021, the plaintiff filed a petition for panel or en banc rehearing, which was denied on  July 20, 2021. On  July 26, 2021, the plaintiff filed a motion to stay issuance of the Fourth Circuit's mandate pending the filing and resolution of a petition for certiorari in the Supreme Court. The Fourth Circuit denied that motion on  July 29, 2021. On  October 18, 2021, the plaintiff filed a petition of certiorari with the Supreme Court seeking review of the Fourth Circuit's ruling, which was denied on  December 13, 2021. On remand, the District Court set a trial date for the new trial on damages for November 7, 2022. We estimate the high end of potential damages in the matter could be approximately $2.9 million which also represents our estimate as the most likely outcome.

Due to the appeal, the Company secured a bond for the potential damages, which was collateralized by an automatically renewable stand-by letter of credit in the amount of $8.9 million, which was classified as restricted cash, current, as of December 31, 2021. In the six months ended June 30, 2022, the bond was cancelled and the stand-by letter of credit was released, which increased our cash by $8.9 million on the accompanying consolidated balance sheets.

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

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, Puma filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ’314 patent”) and 10,596,162 (“the ’162 patent”). (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al, 1:21CV01338 (D. Del. Sep. 22, 2021)). Puma’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ’314 and ’162 patents. Puma is an exclusive licensee of the ’314 and ’162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. Puma filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was recently reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. The parties filed a joint status report about the case and attended a teleconference with the Court on February 9, 2022. The parties submitted a joint discovery plan and proposed schedule for consideration by the Court on February 15, 2022. On February 16, 2022, Judge Kennelly entered a schedule for the case, including setting the matter for trial to begin on or after May 13, 2024. The parties are conducting fact discovery and have begun the claim construction process. On May 27, 2022, AstraZeneca filed a motion for judgment on the pleadings, seeking a ruling from the Court that plaintiffs have no right to pursue or collect any monetary damages in this case based on activities that took place before the patents-in-suit were issued. The Court agreed with Plaintiffs, however, that AstraZeneca’s motion is premature. Accordingly, the Court denied AstraZeneca’s motion without prejudice, with leave to refile it at the time for summary judgment motions, which are anticipated no earlier than November 2023 under the current schedule.

Sandoz Litigation

On November 10, 2021, Puma filed suit against Sandoz, Inc. for infringement of U.S. Patent No. 7,399,865 B2 (“the '865 patent”) (Puma Biotechnology, Inc. et al. v. Sandoz Inc., 1:21CV19918 (D.N.J. Nov. 10, 2021) in the U.S. District Court for the District of New Jersey. The Complaint was filed within 45 days of Sandoz providing notice of its abbreviated new drug application (“ANDA”) seeking approval to market a generic version of Puma’s NERLYNX (neratinib) Tablets, 40 mg prior to the expiration of the '865 patent. Puma and Wyeth seek judgment that Sandoz’s purported ANDA product would, if allowed on the market, infringe the ‘865 patent, and ask that the Court order that, pursuant to 35 U.S.C. 271(e)(4)(A), the FDA’s approval of the Sandoz NDA can be no earlier than the date the ‘865 patent expires. Sandoz has stated that, due to Paragraph III certifications filed for other patents listed in the Orange Book in conjunction with NERLYNX, Sandoz cannot launch its ANDA product until November 21, 2030, at the earliest. Puma’s complaint alleges that Sandoz has infringed the '865 patent by seeking approval to commercially manufacture, use, offer for sale, sell, and/or import a generic version of NERLYNX in the United States prior to the expiration of the '865 patent. Puma is the exclusive licensee of the '865 patent under the Pfizer Agreement. Wyeth is a co-plaintiff. Sandoz submitted its answer to the complaint on January 14, 2022 and asserted counterclaims challenging the ‘865 patent as invalid. Puma and Wyeth filed an answer to those counterclaims on February 4, 2022. The filing of Puma’s Complaint against Sandoz triggered a 30-month stay of marketing approval for Sandoz’s ANDA. The parties appeared before the Magistrate Judge on February 15, 2022, for an initial hearing, and submitted a scheduling order on February 18, 2022. The Magistrate Judge entered the scheduling order on February 22, 2022, including setting the close of fact discovery on June 14, 2023, and the close of expert discovery on March 2, 2024. The parties are currently engaged in fact discovery.

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

Overview

We are a biopharmaceutical company with a focus on the development and commercialization of innovative products to enhance cancer care. Our lead product is NERYLYNX®, an oral version of neratinib, which is a potent irreversible tyrosine kinase inhibitor ("TKI") that blocks signal transduction through the human epidermal growth factor receptors, HER1, HER2 and HER4. In 2017, we obtained approval from the FDA to market, and commence commercialization of NERYLYNX in the United States for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. More recently, in February 2020, we received FDA approval to expand the indication for NERLYNX to include its use in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens in metastatic setting. We believe neratinib has clinical application in the treatment of several other cancers as well, including other tumor types that over-express or have a mutation in HER2 or epidermal growth factor receptor ("EGFR") such as cervical cancer, lung cancer or other solid tumors.

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

In the fourth quarter of 2021, Puma received additional approvals for the use of NERLYNX in the extended adjuvant population. On November 11, 2021, Bixink, Puma’s partner in South Korea announced the approval of NERLYNX by the Korean Ministry of Food and Drug Safety and on December 13, 2021, Pint Pharma, Puma’s partner in Latin America announced that the Brazilian Health Authority ("ANVISA") had approved NERLYNX in Brazil.

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

During the six months ended June 30, 2022 we entered into a Securities Purchase Agreement (the "Purchase Agreement") with Alan Auerbach, our President, Chief Executive Officer and Chairman of the Board, and Athyrium Opportunities IV Co-Invest 2 LP, an affiliate of the administrative agent and a purchaser under our existing note purchase agreement (together with Mr. Auerbach, the “Purchasers”). Pursuant to the Purchase Agreement, we sold an aggregate of 3,584,228 shares of our common stock to the Purchasers for aggregate gross proceeds of approximately $10.0 million before deducting any offering expenses (the "Private Placement"). The purchase price for each share was $2.79, which was equal to the closing price of our common stock on NASDAQ on the date of the Purchase Agreement. Each Purchaser purchased approximately $5.0 million of the shares. The Private Placement closed on March 10, 2022.

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

Impact of COVID-19

Our priorities during the COVID-19 pandemic continue to be focused on protecting the health and safety of our employees while delivering on our mission to develop and commercialize innovative products to enhance cancer care. Substantially all geographic regions in which our U.S. sales force operates have imposed restrictions and may in the future change or impose additional restrictions to control or limit the spread of COVID-19 and its variants. These restrictions include but are not limited to “shelter-in-place” orders, quarantines, testing requirements or similar orders or restrictions. These types of restrictions may deter or prevent cancer patients from traveling to see their doctors and result in a decline in revenue for NERLYNX, our only commercial product. Additionally, the impact of COVID-19 has significantly reduced the ability of our commercial team and our sales force to travel and interact personally with physicians and members of the extended healthcare team. Many clinics, hospitals and other healthcare facilities have imposed additional restrictions which has reduced our commercial team’s abilities to engage with customers overall and has significantly reduced face to face interactions as compared to pre-pandemic levels. Although we have seen some recent easing of local restrictions, these have been inconsistent and have not led to a broad relaxation of requirements. These types of restrictions have adversely impacted our ability to engage with our customers and have adversely impacted sales of NERLYNX, and may continue to do so. The respective commercial teams affiliated with certain companies to which we sub-license the commercial rights to NERLYNX, and on which we rely on for our international sales, have been impacted in similar ways by the COVID-19 pandemic. This impact has negatively impacted sales of Nerlynx and may continue to do so in the future. Any of these developments may have an adverse effect on our revenue. We have observed disruptions in patient enrollments in the United States and in our Phase II SUMMIT basket trial. If the COVID-19 pandemic continues to spread in the geographies in which we are conducting clinical trials, we may experience additional disruptions in those clinical trials, which could have a material adverse impact on our clinical trial plans and timelines.

Our ability to continue to operate without any significant negative impacts will in part depend on the length and severity of the COVID-19 pandemic and our ability to protect our employees and our supply chain. We continue to follow and monitor recommended actions of government and health authorities to protect our employees worldwide. For the six months ended June 30, 2022 we and our key third-party suppliers and manufacturers were able to broadly maintain operations. We rely exclusively on third-party manufacturers to manufacture NERLYNX.

We intend to satisfy our near-term liquidity requirements through a combination of our existing cash and cash equivalents and marketable securities as of June 30, 2022, and proceeds that will become available to us through product sales, royalties and sub-license milestone payments. However, this intention is based on assumptions that may prove to be wrong. Changes may occur that would consume our available capital faster than anticipated, including the length and severity of the COVID-19 pandemic and measures taken to control the spread of COVID-19, as well as changes in and progress of our development activities, the impact of commercialization efforts, acquisitions of additional drug candidates and changes in regulation. Some of these developments have had and may continue to have an adverse effect on our revenue and thus could have an adverse effect on our ability to satisfy the minimum revenue covenants as stated in the Athyrium Notes.

Critical Accounting Policies

As of the date of the filing of this Quarterly Report, we believe there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2022 from our accounting policies at December 31, 2021, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We accounted for the following related to sub-license agreements and our legal contingencies and expense during the six months ended June 30, 2022:

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

Product revenue also consists of product sales under sub-license agreements to our sub-licensees, who then sell into their respective international territories.

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

Research and development expenses:

Research and development expenses ("R&D Expenses") include costs associated with services provided by consultants who conduct and perform clinical services on our behalf and contract organizations for the manufacturing of clinical materials. During the three and six months ended June 30, 2022 and 2021 our R&D Expenses consisted primarily of clinical research organization ("CRO fees"), fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our R&D Expenses as they are incurred. Internal R&D Expenses primarily consist of payroll-related costs and also include equipment costs, travel expenses and supplies.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Total revenue:

Total revenue for the three months ended June 30, 2022 was approximately $59.5 million, compared to $53.4 million for the three months ended June 30, 2021. This increase in total revenue was due to an increase in product sales of $2.5 million and an increase in royalty revenue of $3.9 million, primarily attributable to an increase in China related sales in the three months ended June 30, 2022.

Product revenue, net:

Product revenue, net was approximately $51.3 million for the three months ended June 30, 2022, compared to $48.9 million for the three months ended June 30, 2021. This increase in product revenue, net was primarily attributable to an increase in net selling price compared to the three months ended June 30, 2021, partially offset by a decrease of approximately 4.6% in bottles of NERLYNX sold compared to the three months ended June 30, 2021. The relative deductions to gross revenue for variable consideration were slightly higher compared to the three months ended June 30, 2021.

Royalty revenue:

Royalty revenue was approximately $8.2 million for the three months ended June 30, 2022, compared to approximately $4.3 million for the three months ended June 30, 2021. The increase was due to increased product sales by our sub-licensees as they continue to commercialize NERLYNX in additional territories, including an increase in China sales.

Cost of sales:

Cost of sales was approximately $14.9 million for the three months ended June 30, 2022, compared to approximately $12.0 million for the three months ended June 30, 2021. The increase was due primarily to higher royalties due on increased non-U.S. partner sales.

Selling, general and administrative expenses:

For the three months ended June 30, 2022 SG&A Expenses were approximately $20.6 million, compared to approximately $39.4 million for the three months ended June 30, 2021. SG&A Expenses for the three months ended June 30, 2022 and 2021 were as follows:

Selling, general, and administrative expenses	For the Three Months Ended		Change
(in thousands)	June 30,		$	%
	2022	2021	2022/2021	2022/2021
Payroll and related costs	$5,817	$10,088	$(4,271)	-42.3%
Professional fees and expenses	8,854	9,633	(779)	-8.1%
Travel and meetings	1,514	1,030	484	47.0%
Facilities and equipment costs	1,349	1,401	(52)	-3.7%
Stock-based compensation	2,111	16,731	(14,620)	-87.4%
Other	931	527	404	76.7%
	$20,576	$39,410	$(18,834)	-47.8%

For the three months ended June 30, 2022 SG&A Expenses decreased by approximately $18.8 million compared to the same period in 2021, primarily attributable to the following:

●	a decrease in payroll and related costs of approximately $4.3 million, consisting of approximately $2.3 million from lower headcount and a $2.0 million payroll tax credit under the CARES Act;

●

a decrease in professional fees and expenses of approximately $0.8 million, consisting primarily of a decrease of approximately $1.4 million for professional fees, primarily related to decreased consultancy efforts related to marketing and commercialization support, and a decrease of approximately $0.3 million in insurance and other expenses, partially offset by an increase of approximately $0.9 million in legal fees;

●	an increase in travel and meetings of approximately $0.5 million, primarily due to the easing of COVID-19 travel restrictions;

●

a decrease in stock-based compensation expense of approximately $14.6 million, primarily due to the $13.6 million incremental expense resulting from the modification to the term of Mr. Auerbach's warrant in 2021, and approximately $1.0 million due to the impact of headcount reductions at the end of 2021; and

●

an increase in other expenses of approximately $0.4 million, primarily due to a $1.0 million recovery in 2021 of a 2020 bad debt expense, offset by a decrease of approximately $0.6 million primarily consisting of lower software/subscriptions, sponsorships, bank fees, and other immaterial expenses.

Research and development expenses:

For the three months ended June 30, 2022 R&D Expenses were approximately $12.0 million, compared to approximately $18.6 million for the three months ended June 30, 2021. R&D Expenses for the three months ended June 30, 2022 and 2021, and were as follows:

Research and development expenses	For the Three Months Ended		Change
(in thousands)	June 30,		$	%
	2022	2021	2022/2021	2022/2021
Clinical trial expense	$4,694	$6,982	$(2,288)	-32.8%
Internal R&D	5,319	8,209	(2,890)	-35.2%
Consultant and contractors	844	1,940	(1,096)	-56.5%
Stock-based compensation	1,109	1,507	(398)	-26.4%
	$11,966	$18,638	$(6,672)	-35.8%

For the three months ended June 30, 2022 R&D Expenses decreased by approximately $6.7 million compared to the same period in 2021, primarily attributable to the following:

●	a decrease in clinical trial expense of approximately $2.3 million, primarily due to the reduction in the number of patients in certain clinical trials;

●

a decrease in internal R&D of approximately $2.9 million, consisting of approximately $1.8 million from a payroll tax credit under the CARES Act and approximately $1.1 million from a lower headcount and decrease in clinical trial activity;

●

a decrease in consultant and contractors expense of approximately $1.1 million, primarily due to the close of the CONTROL study and a reduction in the number of patients being treated in the SUMMIT study; and

●	a decrease in stock-based compensation expense of approximately $0.4 million, primarily due to the impact of headcount reductions in 2021.

Other income (expenses):

Other income (expenses)	For the Three Months Ended		Change
(in thousands)	June 30,		$	%
	2022	2021	2022/2021	2022/2021
Interest income	$65	$121	$(56)	-46.3%
Interest expense	(2,702)	(3,518)	816	-23.2%
Legal verdict (expense) credit	(55)	14,902	(14,957)	-100.4%
Other income	62	60	2	3.3%
	$(2,630)	$11,565	$(14,195)	-122.7%

Interest expense:

For the three months ended June 30, 2022 we recognized approximately $2.7 million in interest expense, compared to approximately $3.5 million of interest expense for the three months ended June 30, 2021. The decrease in interest expense was primarily the result of $0.3 million interest accrued in the three months ended June 30, 2021, related to a milestone payment due to Pfizer in installments, as well as lower costs related to our outstanding debt.

Legal verdict (expense) credit:

For the three months ended June 30, 2022 legal expense related to the Eshelman v. Puma Biotechnology, Inc., et al. judgment was immaterial. See Part II, Item 1. "Legal Proceedings" in this Quarterly Report for further details.

For the quarter ended June 30, 2021, we recognized $14.9 million in legal verdict contra-expense, which represented an adjustment to the amount originally recorded for the Eshelman v. Puma Biotechnology, Inc., et al. judgment due to a subsequent ruling on the matter, partially offset by.an estimate of service fees incurred related to the class action administrator and pre-judgment interest as a result of the Hsu v. Puma Biotechnology, Inc., et al. claims process.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Total revenue:

For the six months ended June 30, 2022 total revenue was approximately $105.3 million, compared to $151.6 million for the six months ended June 30, 2021. This decrease was primarily attributable to a one-time license fee of $50.0 million in the six months ended June 30, 2021.

Product revenue, net:

Product revenue, net was approximately $92.0 million for the six months ended June 30, 2022, compared to $94.7 million for the six months ended June 30, 2021. This decrease in product revenue, net was primarily attributable to a volume decrease of approximately 10.9% in bottles of NERLYNX sold, offset by an increase in net selling price compared to the six months ended June 30, 2021. The relative deductions to gross revenue for variable consideration were slightly higher compared to the six months ended June 30, 2021.

Royalty revenue:

Royalty revenue was approximately $13.2 million for the six months ended June 30, 2022, compared to approximately $6.6 million for the six months ended June 30, 2021. The increase was due to increased product sales by our sub-licensees as they continue to commercialize NERLYNX in additional territories, including an increase in China sales.

Cost of sales:

Cost of sales was approximately $25.8 million for the six months ended June 30, 2022, compared to approximately $41.5 million for the six months ended June 30, 2021. The decrease was primarily attributable to a one-time expense of $20.0 million related to the termination of the CANbridge Biomed Limited distribution agreement during the six months ended June 30, 2021, partially offset by higher royalties due on increased non-U.S. partner sales.

Selling, general and administrative expenses:

For the six months ended June 30, 2022 SG&A Expenses were approximately $41.0 million, compared to approximately $67.7 million for the six months ended June 30, 2021. SG&A Expenses for the six months ended June 30, 2022 and 2021 were as follows:

Selling, general, and administrative expenses	For the Six Months Ended		Change
(in thousands)	June 30,		$	%
	2022	2021	2022/2021	2022/2021
Payroll and related costs	$13,392	$20,599	$(7,207)	-35.0%
Professional fees and expenses	16,398	20,416	(4,018)	-19.7%
Travel and meetings	2,506	2,042	464	22.7%
Facilities and equipment costs	2,711	2,795	(84)	-3.0%
Stock-based compensation	4,310	20,333	(16,023)	-78.8%
Other	1,661	1,563	98	6.3%
	$40,978	$67,748	$(26,770)	-39.5%

For the six months ended June 30, 2022 SG&A Expenses decreased by approximately $26.8 million compared to the same period in 2021, primarily attributable to the following:

●	a decrease in payroll and related costs of approximately $7.2 million, consisting of approximately $5.2 million from decreased headcount and a $2.0 million payroll tax credit under the CARES Act;

●	a decrease in professional fees and expenses of approximately $4.0 million, consisting primarily of a decrease of approximately $4.0 million for professional fees, primarily related to decreased consultancy efforts related to marketing and commercialization support, and a decrease of approximately $0.4 million in insurance and other expenses, partially offset by an increase of approximately $0.4 million in legal fees;

●	an increase in travel and meetings of approximately $0.5 million, primarily due to the easing of COVID-19 travel restrictions; and

●	a decrease in stock-based compensation expense of approximately $16.0 million, primarily due to the $13.6 million incremental expense resulting from the modification to the term of Mr. Auerbach's warrant in 2021, and a decrease of approximately $2.4 million due to the impact of headcount reductions at the end of 2021.

Research and development expenses:

For the six months ended June 30, 2022 R&D Expenses were approximately $27.2 million, compared to approximately $38.9 million for the six months ended June 30, 2021. R&D Expenses for the six months ended June 30, 2022 and 2021 were as follows:

Research and development expenses	For the Six Months Ended		Change
(in thousands)	June 30,		$	%
	2022	2021	2022/2021	2022/2021
Clinical trial expense	$10,311	$13,108	$(2,797)	-21.3%
Internal R&D	13,120	18,469	(5,349)	-29.0%
Consultant and contractors	1,714	3,523	(1,809)	-51.3%
Stock-based compensation	2,058	3,766	(1,708)	-45.4%
	$27,203	$38,866	$(11,663)	-30.0%

For the six months ended June 30, 2022 R&D Expenses decreased by approximately $11.7 million compared to the same period in 2021, primarily attributable to the following:

●	a decrease in clinical trial expense of approximately $2.8 million, primarily due to the reduction in the number of patients in certain clinical trials;

●

a decrease in internal R&D expenses of approximately $5.3 million, consisting of approximately $3.6 million due to a decrease in headcount and clinical trial activity, and a decrease of approximately $1.8 million from a payroll tax credit under the CARES Act;

●	a decrease in consultant and contractors' expense of approximately $1.8 million, primarily due to the close of the CONTROL study and a reduction in the number of patients being treated in the SUMMIT study; and

●	a decrease in stock-based compensation expense of approximately $1.7 million, primarily due to the impact of headcount reductions in 2021.

Other income (expenses):

Other income (expenses)	For the Six Months Ended		Change
(in thousands)	June 30,		$	%
	2022	2021	2022/2021	2022/2021
Interest income	$78	$134	$(56)	-41.8%
Interest expense	(5,366)	(6,968)	1,602	-23.0%
Legal verdict (expense) credit	(73)	14,717	(14,790)	-100.5%
Other income	112	102	10	9.8%
	$(5,249)	$7,985	$(13,234)	-165.7%

Interest expense:

For the six months ended June 30, 2022 we recognized approximately $5.4 million in interest expense, compared to approximately $7.0 million of interest expense for the six months ended June 30, 2021. The decrease in interest expense was primarily the result of $0.6 million of interest accrued in the six months ended June 30, 2021 related to a milestone payment due to Pfizer in installments, as well as lower costs related to our outstanding debt.

Legal verdict (expense) credit:

For the six months ended June 30, 2022 legal expense related to the Eshelman v. Puma Biotechnology, Inc., et al. judgment was immaterial. See Part II, Item 1. "Legal Proceedings" in this Quarterly Report for further details.

For the quarter ended June 30, 2021, we recognized $14.9 million in legal verdict contra-expense, which represented an adjustment to the amount originally recorded for the Eshelman v. Puma Biotechnology, Inc., et al. judgment due to a subsequent ruling on the matter, partially offset by.an estimate of service fees incurred related to the class action administrator and pre-judgment interest as a result of the Hsu v. Puma Biotechnology, Inc., et al. claims process.

Liquidity and Capital Resources

On October 29, 2021, the parties to our class action lawsuit, Hsu v. Puma Biotechnology, Inc. et al, informed the court that they had reached a settlement in principle, and the court entered judgement in the amount of claimed damages and prejudgment interest totaling approximately $54.2 million. The first payment of $27.1 million was made in January of 2022 with the remaining balance paid in June of 2022.

Historically, in connection with the Eshelman v. Puma Biotechnology, Inc., et al. judgment, we secured a bond for the potential damages, which was collateralized by an automatically renewable stand-by letter of credit in the amount of $8.9 million, which was classified as restricted cash, current, as of December 31, 2021. In the six months ended June 30, 2022, the bond was cancelled and the stand-by letter of credit was released, which increased our cash by $8.9 million on the accompanying consolidated balance sheets.

The following table, which summarizes our liquidity and capital resources as of June 30, 2022 and December 31, 2021 and for the six months ended June 30, 2022 and 2021, is intended to supplement the more detailed discussion that follows:

	As of	As of
Liquidity and capital resources (in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$52,756	$63,131
Marketable securities	$7,998	$18,975
Working capital	$57,446	$30,436
Stockholders' Equity (deficit)	$19,738	$(2,446)

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Cash provided by (used in):
Operating activities	$(40,769)	$15,587
Investing activities	10,979	(11,032)
Financing activities	9,845	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(19,945)	$4,555

Operating Activities:

Cash used in operating activities for the six months ended June 30, 2022 consisted of net income of approximately $6.0 million, offset by a decrease of approximately $10.9 million of non-cash items, including stock-based compensation, depreciation and amortization. Further changes in cash flows from operations included a decrease in accrued expenses and other of approximately $52.2 million related primarily to the $54.3 million in payments towards our class action lawsuit settlement, a decrease of approximately $1.3 million in accounts payable, a decrease in our post-marketing commitment liability of approximately $0.5 million, an increase in other assets of approximately $3.8 million due to a tax credit receivable related to the CARES Act, and an increase of approximately $1.5 million in accounts receivable, partially offset by a decrease of $1.3 million in prepaid expenses and other and a decrease in inventory of approximately $0.4 million.

Cash provided by operating activities for the six months ended June 30, 2021 consisted of net income of approximately $11.3 million, an increase in inventory of approximately $4.2 million, an increase in accounts receivable, net of approximately $4.0 million, and an increase of $1.0 million due to a recovery of credit loss expense, partially offset by a decrease of approximately $30.0 million of non-cash items, such as stock-based compensation and depreciation and amortization, a decrease in accrued expenses and other of approximately $18.5 million, a decrease in other current assets of approximately $3.2 million, and a decrease in accounts payable and other immaterial fluctuations of approximately $1.2 million.

Investing Activities:

Cash provided by investing activities for the six months ended June 30, 2022 was approximately $11.0 million, compared to net cash used in investing activities of approximately $11.0 million for the same period in 2021.

Cash provided by investing activities for the six months ended June 30, 2022 consisted of approximately $11.0 million in maturities of available-for-sale securities.

Cash used in investing activities for the six months ended June 30, 2021 consisted of approximately $19.1 million in purchases of available-for-sale securities, partially offset by maturities of approximately $8.1 million of available-for-sale securities.

Financing Activities:

Cash provided by financing activities for the six months ended June 30, 2022 was approximately $9.8 million, representing the cash raised from the Purchase Agreement entered into on March 8, 2022 from Mr. Auerbach and Athyrium Opportunities IV Co-Invest 2 LP.

Oxford Loan and Security Agreement:

In October 2017, we entered into a loan and security agreement with Silicon Valley Bank ("SVB"), as administrative agent, and the lenders party thereto from time to time (the "Original Lenders"), including Oxford Finance, LLC ("Oxford"), and SVB. Pursuant to the terms of the credit facility provided for by the loan and security agreement (the "Original Credit Facility"), we borrowed $50.0 million. In May 2018, we entered into an amendment to the loan and security agreement, which provided for an amended credit facility (the "Amended Credit Facility"). Under the Amended Credit Facility, the Original Lenders agreed to make term loans available to us in an aggregate amount of $155.0 million, consisting of (i) an aggregate amount of $125.0 million, the proceeds of which, in part, were used to repay the $50.0 million we borrowed under the Original Credit Facility, and (ii) an aggregate amount of $30.0 million that we drew in December 2018, which was available under the Amended Credit Facility as a result of achieving a specified minimum revenue milestone.

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

The Athyrium Notes bear interest at an annual rate equal to the sum of (i) 8.0% and (ii) three-month London Interbank Offering Rate ("LIBOR") rate where the three-month LIBOR rate cannot be less than 1.5% or greater than 3.5%. (or a comparable or successor rate that gives due consideration to the then prevailing rate used by commercial banks in the United States, which rate is reasonably determined by Athyrium). Interest is payable quarterly on the last business day of March, June, September and December each year. Beginning June 30, 2024, principal payments are required to be made quarterly at 11.11% of the original face amount with the remaining balance paid at maturity. Each principal payment will also include a 2.0% exit payment. As of December 31, 2021, the effective interest rate for the loan was 10.98%.

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

As of June 30, 2022 there were $102 million in term loans outstanding under the Athyrium Notes, representing all of our long-term debt outstanding as of that date, and we were in compliance with all applicable covenants.

Current and Future Financing Needs:

We did not receive or record any product revenues until the third quarter of 2017. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our research and development efforts and our commercialization efforts.

We may choose to begin new research and development efforts, or we may choose to launch additional marketing efforts. These efforts may require funding in addition to the cash and cash equivalents totaling approximately $52.8 million and $8.0 million in marketable securities available at June 30, 2022. While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will need to generate significant revenue to sustain operations and successfully commercialize neratinib. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Our ability to obtain funding may be adversely impacted by uncertain market conditions, including the global COVID-19 pandemic, our success in commercializing neratinib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time.

In addition, we have based our estimate of capital needs on assumptions that may prove to be wrong. Changes may occur that would consume our available capital faster than anticipated, including the length and severity of the COVID-19 pandemic and measures taken to control the spread of COVID-19, as well as changes in and progress of our development activities, the impact of commercialization efforts, acquisitions of additional drug candidates and changes in regulation. Potential sources of financing include strategic relationships, public or private sales of equity or debt, third-party debt financing and other sources of funds. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interests of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations, and our business, financial condition and results of operations would be materially harmed. In such an event, we will be required to undertake a thorough review of our programs, and the opportunities presented by such programs, and allocate our resources in the manner most prudent.

Non-GAAP Financial Measures

In addition to our operating results, as calculated in accordance with Generally Accepted Accounting Principles ("GAAP") we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance. The following table presents our net loss and net loss per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation. For the three and six months ended June 30, 2022 stock-based compensation represented approximately 9.9% and 9.3% of our operating expenses, respectively, compared to 31.4% and 22.6% for the same respective periods in 2021, in each case excluding cost of sales. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Adjusted Net Income (Loss) and

GAAP Net Income (Loss) Per Share to Non-GAAP Adjusted Net Income (Loss) Per Share

(in thousands except share and per share data)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
GAAP net (loss) income	$9,371		$(5,106)		$5,968		$11,322
Adjustments:
Stock-based compensation -
Selling, general and administrative (1)	2,111		16,731		4,310		20,332
Research and development (2)	1,109		1,508		2,058		3,767
Non-GAAP adjusted net income	$12,591		$13,133		$12,336		$35,421

GAAP net (loss) income per share—basic	$0.21		$(0.13)		$0.14		$0.28
Adjustment to net (loss) income (as detailed above)	0.07		0.45		0.14		0.60
Non-GAAP adjusted basic net income per share	$0.28	(3)	$0.32	(4)	$0.28	(3)	$0.88	(4)

GAAP net (loss) income per share—diluted	$0.21		$(0.13)		$0.14		$0.28
Adjustment to net (loss) income (as detailed above)	0.07		0.45		0.14		0.59
Non-GAAP adjusted diluted net income per share	$0.28	(5)	$0.32	(6)	$0.28	(5)	$0.87	(6)

(1) To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.

(3)Non-GAAP adjusted basic net income per share was calculated based on 45,058,924 and 43,641,193 weighted-average shares of common stock outstanding for the three and six months ended June 30, 2022, respectively.

(4)Non-GAAP adjusted basic net income per share was calculated based on 40,479,577 and 40,370,825 weighted-average shares of common stock outstanding for the three and six months ended June 30, 2021, respectively.

(5) Non-GAAP adjusted diluted net income per share was calculated based on 45,358,739 and 43,889,556 weighted-average shares of common stock outstanding for the three and six months ended June 30, 2022, respectively.

(6) Non-GAAP adjusted diluted net income per share was calculated based on 40,479,577 and 40,939,688 weighted-average shares of common stock outstanding for the three and six months ended June 30, 2021, respectively.

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

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invested our excess cash primarily in cash equivalents such as money market investments as of June 30, 2022. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of borrowings outstanding under the "Athyrium Notes". As of June 30, 2022 the aggregate outstanding principal amounts of the Athyrium Notes was $100.0 million. The Athyrium Notes bear interest at a rate per annum equal to the sum of (a) 8.00% plus (b) the lesser of (x) three-month London Interbank Offered Rate ("LIBOR") and (y) 3.5% (or a comparable or successor rate that gives due consideration to the then prevailing rate used by commercial banks in the United States, which rate is reasonably determined by Athyrium). If overall interest rates had increased by one hundred basis points during the quarter ended June 30, 2022, our interest expense would have increased by $1.0 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Hsu v. Puma Biotechnology, Inc., et al.

On June 3, 2015, Hsingching Hsu, individually and on behalf of all others similarly situated, filed a class action lawsuit against us and certain of our executive officers in the United States District Court for the Central District of California (Case No. 8:15-cv-00865-AG-JCG). On October 16, 2015, lead plaintiff Norfolk Pension Fund filed a consolidated complaint on behalf of all persons who purchased our securities between July 22, 2014, and May 29, 2015. A trial on the claims relating to four statements alleged to have been false or misleading was held from January 15 to January 29, 2019. At trial, the jury found that three of the four challenged statements were not false or misleading, and thus found in the defendants’ favor on those claims. On October 29, 2021, the parties informed the Court that they had reached a settlement in principle. The parties' settlement provides that there will be no judgment for liability entered against the defendants and provided payment by us of approximately $54.2 million in two installments, to be paid in January and June of 2022. On December 13, 2021, lead plaintiff filed a motion for preliminary approval of the settlement, and on December 29, 2021, the Court issued an order preliminarily approving the settlement. On December 29, 2021, the Court issued an order preliminarily approving the parties’ settlement. The first payment of $27.1 million was made in January of 2022, with the remaining balance paid in June 2022. On August 3, 2022, the Court ordered final approval of the parties' settlement.

Eshelman v. Puma Biotechnology, Inc., et al.

In February 2016, Fredric N. Eshelman filed a lawsuit against the Company’s Chief Executive Officer and President, Alan H. Auerbach, and the Company in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D). The complaint generally alleged that Mr. Auerbach and the Company made defamatory statements regarding Dr. Eshelman in connection with a proxy contest. In May 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach. A trial on the remaining defamation claims against the Company took place from March 11 to March 15, 2019. At trial, the jury found the Company liable and awarded Dr. Eshelman $15.9 million in compensatory damages and $6.5 million in punitive damages. The Company strongly disagreed with the verdict and, on April 22, 2019, filed a motion for a new trial or, in the alternative, a reduced damages award. The Court denied that motion on March 2, 2020. The Company has appealed that ruling, and the verdict. Additionally, after trial, the plaintiff filed a motion seeking approximately $3.0 million in attorneys’ fees, as well as prejudgment interest. In the Court’s March 2020 ruling, it denied the motion for attorneys’ fees but granted the request for prejudgment interest, bringing the total judgment to $26.3 million. On March 30, 2020, the plaintiff filed a notice of cross-appeal and conditional cross-appeal, appealing the Court’s order denying the plaintiff’s request for attorneys’ fees and conditionally cross-appealing a Court ruling that certain communications between Mr. Auerbach and his attorneys were protected by attorney-client privilege and a related evidentiary ruling. On June 23, 2021, the United States Court of Appeals for the Fourth Circuit affirmed the liability verdict in the Eshelman v. Puma Biotechnology, et al matter but found the $22.4 million damages award, payable by the Company, to be excessive in light of the evidence at trial. The court vacated this award and remanded for a new trial on damages. The Court's judgment eliminates the damages award, including interest on the judgment, pending further proceedings on remand. On July 7, 2021, the plaintiff filed a petition for panel or en banc rehearing, which was denied on July 20, 2021. On July 26, 2021, the plaintiff filed a motion to stay issuance of the Fourth Circuit's mandate pending the filing and resolution of a petition for certiorari in the Supreme Court. The Fourth Circuit denied that motion on July 29, 2021. On October 18, 2021, the plaintiff filed a petition of certiorari with the Supreme Court seeking review of the Fourth Circuit's ruling, which was denied on December 13, 2021. On remand, the District Court set a trial date for the new trial on damages for November 7, 2022. We estimate the high end of potential damages in the matter could be approximately $2.9 million which also represents our estimate as the most likely outcome.

Legal Malpractice Suit

On September 17, 2020, we filed a lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented us in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. We are alleging legal malpractice based on the defendants’ negligent handling of the defense of us in Eshelman v. Puma Biotechnology, Inc., et al. as detailed above. We are seeking recovery of the entire amount awarded in Eshelman v. Puma Biotechnology, Inc., et al. and all legal fees and expenses incurred in appealing from the judgment and retrying the damages phase of the trial. On November 23, 2020, the defendant filed an answer to the complaint denying the allegations of negligence.

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

 Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, Puma filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ’314 patent”) and 10,596,162 (“the ’162 patent”). (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). Puma’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ’314 and ’162 patents. Puma is an exclusive licensee of the ’314 and ’162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. Puma filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was recently reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. The parties filed a joint status report about the case and attended a teleconference with the Court on February 9, 2022. The parties submitted a joint discovery plan and proposed schedule for consideration by the Court on February 15, 2022. On February 16, 2022, Judge Kennelly entered a schedule for the case, including setting the matter for trial to begin on or after May 13, 2024. The parties are conducting fact discovery and have begun the claim construction process. On May 27, 2022, AstraZeneca filed a motion for judgment on the pleadings, seeking a ruling from the Court that plaintiffs have no right to pursue or collect any monetary damages in this case based on activities that took place before the patents-in-suit were issued. The Court agreed with Plaintiffs, however, that AstraZeneca’s motion is premature. Accordingly, the Court denied AstraZeneca’s motion without prejudice, with leave to refile it at the time for summary judgment motions, which are anticipated no earlier than November 2023 under the current schedule.

Sandoz Litigation

On November 10, 2021, Puma filed suit against Sandoz, Inc. for infringement of U.S. Patent No. 7,399,865 B2 (“the '865 patent”) (Puma Biotechnology, Inc. et al. v. Sandoz Inc., 1:21CV19918 (D.N.J. Nov. 10, 2021) in the U.S. District Court for the District of New Jersey. The Complaint was filed within 45 days of Sandoz providing notice of its abbreviated new drug application (“ANDA”) seeking approval to market a generic version of Puma’s NERLYNX (neratinib) Tablets, 40 mg prior to the expiration of the '865 patent. Puma and Wyeth seek judgment that Sandoz’s purported ANDA product would, if allowed on the market, infringe the ‘865 patent, and ask that the Court order that, pursuant to 35 U.S.C. 271(e)(4)(A), the FDA’s approval of the Sandoz NDA can be no earlier than the date the ‘865 patent expires. Sandoz has stated that, due to Paragraph III certifications filed for other patents listed in the Orange Book in conjunction with NERLYNX, Sandoz cannot launch its ANDA product until November 21, 2030, at the earliest. Puma’s complaint alleges that Sandoz has infringed the '865 patent by seeking approval to commercially manufacture, use, offer for sale, sell, and/or import a generic version of NERLYNX in the United States prior to the expiration of the '865 patent. Puma is the exclusive licensee of the '865 patent under the Pfizer Agreement. Wyeth is a co-plaintiff. Sandoz submitted its answer to the complaint on January 14, 2022 and asserted counterclaims challenging the ‘865 patent as invalid. Puma and Wyeth filed an answer to those counterclaims on February 4, 2022. The filing of Puma’s Complaint against Sandoz triggered a 30-month stay of marketing approval for Sandoz’s ANDA. The parties appeared before the Magistrate Judge on February 15, 2022, for an initial hearing, and submitted a scheduling order on February 18, 2022. The Magistrate Judge entered the scheduling order on February 22, 2022, including setting the close of fact discovery on June 14, 2023, and the close of expert discovery on March 2, 2024. The parties are currently engaged in fact discovery.

China Litigation

On January 18, 2022, Shanghai Acebright Pharmaceuticals Group Co., Ltd. (“Acebright”) filed an ANDA with the National Medical Products Administration in China (“NMPA”) seeking approval to market a generic version of Puma’s NERLYNX (neratinib) tablet, 40mg in China. Acebright seeks approval prior to the expiration of three patents listed on the China Patent Information Registration Platform for Marketed Drugs (“Chinese Orange Book”), namely, Chinese Patent Nos. ZL201410082103.7, ZL201080060546.6, and ZL200880118789.3 (“NERLYNX Patents”), alleging in a Type 4.2 patent declaration that its generic version of NERLYNX does not fall within the scope of the claims of NERLYNX Patents listed on the Chinese Orange Book. The patent declarations of Acebright were published on the Chinese Orange Book on January 19, 2022. On March 2, 2022, Puma filed petitions with the China National Intellectual Property Administration (“CNIPA”) and requested administrative determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX Patents listed on the Chinese Orange Book. Puma’s request for administrative determination was accepted by CNIPA on March 18, 2022. Puma has notified NMPA of the acceptance of the request for administrative determination for NMPA to institute a stay of Acebright’s ANDA for nine months. If, during the nine-month stay period, an administrative determination is made that Acebright’s generic neratinib tablet falls within the scope of the claims of the NERYLYNX Patents listed on the Chinese Orange Book, NMPA will be prohibited from approving Acebright’s ANDA until the NERLYNX Patents expire.

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

Our internal computer systems and those of third parties with which we contract may be vulnerable to damage from cyber-attacks, “phishing” attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures despite the implementation of security measures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. For example, in June 2022 we experienced a cyber incident where an unauthorized actor deployed malware to a limited number of our systems and acquired certain files from our network. While this incident did not result in any material adverse impact to our business or operations, and while we employ security measures to prevent, detect, and mitigate potential for harm from such unauthorized intrusions, these security measures may not be effective in every instance, and there can be no assurance that another incident will not occur. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. System failures, accidents or security breaches could cause interruptions in our operations and could result in a material disruption of our clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our research and development programs and the development of our drug candidates could be delayed.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None

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

3.2	Third Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2019, and incorporated herein by reference)

10.1	Securities Purchase Agreement, dated March 8, 2022, by and between Puma Biotechnology, Inc. and the Purchasers listed on the Schedule of Purchasers thereto (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on July 25, 2022, and incorporated herein by reference)

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

PUMA BIOTECHNOLOGY, INC.

Date: August 4, 2022	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Maximo F. Nougues
Maximo Nougues
Chief Financial Officer
(Principal Financial and Accounting Officer)