Form 10-Q
period 2022-09-30
PUMA BIOTECHNOLOGY, INC.
filed 2022-11-03
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 45,640,135 shares of Common Stock, par value $0.0001 per share, were outstanding as of October 31, 2022.

PUMA BIOTECHNOLOGY, INC.

- INDEX -

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and may be forward looking. These forward-looking statements include, but are not limited to, statements about:

•	the commercialization of NERLYNX® (neratinib) tablets ("NERLYNX");
•	the development of our other drug candidates, including alisertib and when we expect to undertake, initiate and complete clinical trials of our product candidates;
•	the impact of the global COVID-19 pandemic, and measures to control the spread of COVID-19, on business, financial condition, results of operations and ongoing trials;
•	the anticipated timing of regulatory filings;
•	the regulatory approval of our drug candidates;
•	our use of clinical research organizations and other contractors;
•	our ability to find collaborative partners for research, development and commercialization of potential products;
•	efforts of our sub-licensees to obtain regulatory approval and commercialize NERLYNX in areas outside the United States;
•	our ability to market any of our products;
•	our expectations regarding our costs and expenses;
•	our anticipated capital requirements and estimates regarding our needs for additional financing;
•	our ability to compete against other companies and research institutions;
•	our ability to secure adequate protection for our intellectual property;
•	our intention and ability to vigorously defend against any litigation to which we are or may become party;
•	our ability to in-license additional drugs;
•	our ability to attract and retain key personnel; and
•	our ability to obtain adequate financing.

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

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$77,960	$63,131
Marketable securities	—	18,975
Accounts receivable	28,030	32,526
Inventory, net	5,452	7,109
Prepaid expenses, current	6,801	8,984
Restricted cash, current	—	8,850
Other current assets	4,110	447
Total current assets	122,353	140,022
Lease right-of-use assets, net	12,053	14,017
Property and equipment, net	1,282	1,756
Intangible assets, net	60,114	66,125
Restricted cash, long-term	2,591	3,311
Prepaid expenses and other, long-term	377	1,354
Total assets	$198,770	$226,585
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,927	$11,174
Accrued expenses, current	39,691	92,575
Post-marketing commitment liability, current	1,381	2,263
Lease liabilities, current	3,988	3,574
Total current liabilities	59,987	109,586
Accrued expenses, long-term	37	915
Lease liabilities, long-term	12,923	15,975
Post-marketing commitment liability, long-term	5,674	5,463
Long-term debt, net	97,994	97,092
Total liabilities	176,615	229,031
Commitments and contingencies (Note 13)
Stockholders' equity (deficit):
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 45,608,814 shares issued and outstanding at September 30, 2022 and 41,175,507 issued and outstanding at December 31, 2021	5	4
Additional paid-in capital	1,383,299	1,364,309
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(1,361,149)	(1,366,757)
Total stockholders' equity (deficit)	22,155	(2,446)
Total liabilities and stockholders' equity (deficit)	$198,770	$226,585

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Product revenue, net	$54,287	$43,426	$146,319	$138,098
License revenue	—	—	—	50,250
Royalty revenue	2,815	2,819	16,037	9,450
Total revenue	57,102	46,245	162,356	197,798
Operating costs and expenses:
Cost of sales	12,495	10,279	38,257	51,806
Selling, general and administrative	23,961	26,084	64,939	93,832
Research and development	11,253	18,836	38,456	57,702
Acquired in-process research and development	7,000	—	7,000	—
Total operating costs and expenses	54,709	55,199	148,652	203,340
Income (loss) from operations	2,393	(8,954)	13,704	(5,542)
Other income (expenses):
Interest income	216	13	294	147
Interest expense	(2,947)	(3,121)	(8,313)	(10,089)
Legal verdict expense	(19)	(24,498)	(92)	(9,781)
Loss on debt extinguishment	—	(8,146)	—	(8,146)
Other income	64	71	176	173
Total other income (expenses)	(2,686)	(35,681)	(7,935)	(27,696)
Net income (loss) before income taxes	$(293)	$(44,635)	$5,769	$(33,238)
Income tax expense	(67)	(37)	(161)	(112)
Net income (loss)	$(360)	$(44,672)	$5,608	$(33,350)
Net income (loss) per share of common stock—basic	$(0.01)	$(1.09)	$0.13	$(0.82)
Net income (loss) per share of common stock—diluted	$(0.01)	$(1.09)	$0.13	$(0.82)
Weighted-average shares of common stock outstanding—basic	45,567,739	40,813,609	44,290,432	40,520,041
Weighted-average shares of common stock outstanding—diluted	45,567,739	40,813,609	44,464,682	40,520,041

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(360)	$(44,672)	$5,608	$(33,350)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax of $0 and $0	—	(1)	2	(2)
Comprehensive income (loss)	$(360)	$(44,673)	$5,610	$(33,352)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

For the Three Months Ended September 30, 2022
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at June 30, 2022	45,274,635	$5	$1,380,522	$—	$(1,360,789)	$19,738
Stock-based compensation	—	—	2,830	—	—	2,830
Shares issued or restricted stock units vested under employee stock plans	334,179	—	—	—	—	—
Issuance costs of approximately $0.1M for private investments in public equity	—	—	(53)	—	—	(53)
Net loss	—	—	—	—	(360)	(360)
Balance at September 30, 2022	45,608,814	$5	$1,383,299	$—	$(1,361,149)	$22,155

For the Three Months Ended September 30, 2021
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at June 30, 2021	40,733,928	$4	$1,355,775	$(1)	$(1,326,309)	$29,469
Stock-based compensation	—	—	4,282	—	—	4,282
Shares issued or restricted stock units vested under employee stock plans	126,914	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(44,672)	(44,672)
Balance at September 30, 2021	40,860,842	$4	$1,360,057	$(2)	$(1,370,981)	$(10,922)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

For the Nine Months Ended September 30, 2022
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2021	41,175,507	$4	$1,364,309	$(2)	$(1,366,757)	$(2,446)
Stock-based compensation	—	—	9,198	—	—	9,198
Shares issued or restricted stock units vested under employee stock plans	849,079	—	—	—	—	—
Shares issued under private investments in public equity, net of issuance costs of approximately $0.2M	3,584,228	1	9,792	—	—	9,793
Unrealized gain on available-for-sale securities	—	—	—	2	—	2
Net income	—	—	—	—	5,608	5,608
Balance at September 30, 2022	45,608,814	$5	$1,383,299	$—	$(1,361,149)	$22,155

For the Nine Months Ended September 30, 2021
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2020	40,086,387	$4	$1,331,676	$—	$(1,337,631)	$(5,951)
Stock-based compensation	—	—	28,381	—	—	28,381
Shares issued or restricted stock units vested under employee stock plans	774,455	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(33,350)	(33,350)
Balance at September 30, 2021	40,860,842	$4	$1,360,057	$(2)	$(1,370,981)	$(10,922)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income (loss)	$5,608	$(33,350)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,713	8,327
Stock-based compensation	9,198	28,381
Provision for credit loss recovery	—	(1,000)
Disposal of property and equipment	1	—
Loss on debt extinguishment	—	8,146
Changes in operating assets and liabilities:
Accounts receivable, net	4,496	2,744
Inventory, net	1,657	(3,752)
Prepaid expenses and other	3,160	2,574
Other current assets	(3,663)	3,190
Accounts payable	3,753	7,971
Accrued expenses and other	(53,762)	3,713
Post-marketing commitment liability	(671)	(859)
Net cash provided by (used in) operating activities	(23,510)	26,085
Investing activities:
Purchase of available-for-sale securities	—	(38,073)
Maturity of available-for-sale securities	18,977	22,571
Net cash provided by (used in) investing activities	18,977	(15,502)
Financing activities:
Gross proceeds from private investments in public equity	10,000	—
Issuance costs associated with private investments in public equity	(208)	—
Proceeds from debt	—	98,500
Payment of debt	—	(100,000)
Payment of prepayment costs, end of loan payment and other extinguishment costs	—	(8,519)
Payment of debt issuance costs	—	(1,910)
Installment payment for purchase of intangible asset	—	(20,000)
Net cash provided by financing activities	9,792	(31,929)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,259	(21,346)
Cash, cash equivalents and restricted cash, beginning of period	75,292	97,454
Cash, cash equivalents and restricted cash, end of period	80,551	76,108

Supplemental disclosures of non-cash investing and financing activities:
Amounts in accounts payable for acquired in-process research and development	$7,000	$—

Supplemental disclosure of cash flow information:
Interest paid	$7,412	$7,914
Income taxes paid	$141	$84

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

In September 2022, the Company entered an exclusive license agreement with a subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of aurora kinase A.

The Company has reported net loss of approximately $0.4 million and net income of approximately $5.6 million for the three and nine months ended September 30, 2022, respectively, and cash flows used in operations of approximately $23.5 million for the nine months ended September 30, 2022.

The Company’s commercialization, research and development or marketing efforts may require funding in addition to the cash and cash equivalents and marketable securities totaling approximately $78.0 million available at September 30, 2022. The Company believes that its existing cash and cash equivalents and marketable securities as of September 30, 2022 and proceeds that will become available to the Company through product sales and sub-license payments are sufficient to satisfy its operating cash needs for at least one year after the filing of the Quarterly Report on Form 10-Q in which these financial statements are included. The Company continues to remain dependent on its ability to obtain sufficient funding to sustain operations to successfully commercialize neratinib in the United States and to develop its newly acquired asset, alisertib. While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future. The Company’s ability to obtain funding may be adversely impacted by uncertain market conditions, including the global COVID-19 pandemic, the Company’s success in commercializing neratinib, delays in the development of alisertib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. Additionally, the terms of the Company’s note purchase agreement place restrictions on the Company’s ability to operate the business and on the Company’s financial flexibility, and the Company may be unable to achieve the revenue necessary to satisfy the minimum revenue and cash balance covenants as specified in the agreement.

Since its inception through September 30, 2022 the Company’s financing has primarily consisted of proceeds from product, royalty and license revenue, public offerings of its common stock, private equity placements, and various debt instruments.

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

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock units granted in connection with the 2011 Incentive Award Plan and 2017 Employment Inducement Incentive Award Plan. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. The following potentially dilutive outstanding common stock equivalents for the respective periods were excluded from diluted net income (loss) per share because of their anti-dilutive effect:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Options outstanding	4,458,414	4,757,783	4,458,414	4,757,783
Warrant outstanding	2,116,250	2,116,250	2,116,250	2,116,250
Unvested restricted stock units	1,350,925	1,891,958	2,113,930	1,891,958
Totals	7,925,589	8,765,991	8,688,594	8,765,991

The 2,116,250 shares underlying the warrant will not have an impact on our diluted net income (loss) per share until the average market price of our common stock exceeds the exercise price of $16 per share (see Note 11—Stockholders' Equity).

A reconciliation of the numerators and denominators of the basic and diluted net loss per share of common stock computations is as follows (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(360)	$(44,672)	$5,608	$(33,350)
Denominator:
Weighted average common stock outstanding for basic net income (loss) per share	45,568	40,814	44,290	40,520
Net effect of dilutive common stock equivalents	—	—	175	—
Weighted average common stock outstanding for diluted net income (loss) per share	45,568	40,814	44,465	40,520
Net income (loss) per share of common stock
Basic	$(0.01)	$(1.09)	$0.13	$(0.82)
Diluted	$(0.01)	$(1.09)	$0.13	$(0.82)

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

If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the nine months ended September 30, 2022 and 2021, respectively.

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

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not be probable to occur in a future period for the estimates detailed below as of September 30, 2022, and, therefore, the transaction price was not reduced further during the quarter ended September 30, 2022. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

As of September 30, 2022 the total potential milestone payments that would be due to the Company upon achievement of all respective performance obligations under the sub-license agreements is approximately $579.8 million. At this time, the Company cannot estimate if or when these milestone-related performance obligations might be achieved.

Royalty Revenue:

For sub-license agreements that are within the scope of ASC 606, the Company recognizes revenue when the related sales occur in accordance with the sales-based royalty exception under ASC 606-10-55-65.

Royalty revenue consists of consideration earned related to international sales of NERLYNX made by the Company’s sub-licensees in their respective territories. The Company recognizes royalty revenue when the performance obligations have been satisfied. Royalty revenue was $2.8 million and $16.0 million for the three and nine months ended September 30, 2022, respectively.

Legal Contingencies and Expense:

For legal contingencies, the Company accrues a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Legal fees and expenses are expensed as incurred based on invoices or estimates provided by legal counsel. The Company periodically evaluates available information, both internal and external, relative to such contingencies and adjusts the accrual as necessary. The Company determines whether a contingency should be disclosed by assessing whether a material loss is deemed reasonably possible. In determining whether a loss should be accrued, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss (see Note 13—Commitments and Contingencies).

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

Acquired In-Process Research and Development Expense

The Company has acquired, and may continue to acquire, the rights to develop new product candidates. Payments to acquire a new product candidate are immediately expensed as acquired in-process research and development provided that the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.

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

Warrants:

Warrants (see Note 11—Stockholders' Equity) granted to employees and nonemployees are normally valued at the fair value of the instrument on the grant date and are recognized in the condensed statement of operations over the requisite service period. When the requisite service period precedes the grant date and a market condition exists in the warrant, the Company values the warrant using the Monte Carlo Simulation Method. When the terms of the warrant become fixed, the Company values the warrant using the Black-Scholes Option Pricing Method. As allowed by ASC 718, the Company’s estimate of expected volatility is based on its average volatilities using its publicly traded history. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant valuation. In determining the value of the warrant until the terms are fixed, the Company factors in the probability of the market condition occurring and several possible scenarios. When the requisite service period precedes the grant date and is deemed to be complete, the Company records the fair value of the warrant at the time of issuance as an equity stock-based compensation transaction. The grant date is determined when all pertinent information, such as exercise price and quantity are known. Compensation expense related to warrant modifications is measured based on the fair value of the warrant as of the modification date. Any incremental compensation expense arising from the excess of the fair value of the warrant on the modification date compared to the fair value of the warrant immediately before the modification date is recognized at the modification date or ratably over the requisite service period, as appropriate.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2022 the Company’s uncertain tax position reserves include a reserve for its R&D credits.

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

Restricted Cash:

Restricted cash represents cash held at financial institutions that is pledged as collateral for stand-by letters of credit for lease commitments. The lease-related letters of credit will lapse at the end of the respective lease terms through 2026. At each of  September 30, 2022 and December 31, 2021, the Company had restricted cash in the amount of approximately $2.6 million and $12.2 million, respectively.

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

Following are the major categories of assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

September 30, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents	$46,136	$—	$—	$46,136
Totals	$46,136	$—	$—	$46,136

December 31, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents	$50,872	$—	$—	$50,872
Commercial paper	—	14,589	—	14,589
Corporate bonds	—	4,386	—	4,386
Totals	$50,872	$18,975	$—	$69,847

The Company’s investments in commercial paper, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
September 30, 2022	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$46,136	$—	$—	$46,136
Totals		$46,136	$—	$—	$46,136

	Maturity	Amortized	Unrealized		Estimated
December 31, 2021	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$50,872	$—	$—	$50,872
Commercial paper	Less than 1	14,590	—	(1)	14,589
Corporate bonds	Less than 1	4,387	—	(1)	4,386
Totals		$69,849	$—	$(2)	$69,847

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, marketable securities, and accounts receivable, net. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at September 30, 2022 were approximately $80.5 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

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

As of September 30, 2022 the Company’s inventory balance consisted primarily of raw materials and work-in-process purchased subsequent to FDA approval of NERLYNX.

	September 30, 2022	December 31, 2021
Raw materials	$2,025	$4,569
Work-in-process (materials, labor and overhead)	2,945	1,385
Finished goods (materials, labor and overhead)	482	1,155
Total Inventories	$5,452	$7,109

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

The incremental borrowing rate ("IBR"), represents the rate of interest the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. When determinable, the Company uses the rate implicit in the lease to determine the present value of lease payments. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s average IBR for existing leases as of September 30, 2022 is 10.9%.

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

In September 2022, the Company entered an exclusive license agreement with Takeda to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of aurora kinase A. The up-front payment of $7.0 million was expensed as acquired in-process research and development as the product candidate has not achieved regulatory approval for marketing and has no alternative future use.

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. In connection with the FDA approval of NERLYNX in July 2017, the Company triggered a one-time milestone payment pursuant to its license agreement with Pfizer. In June 2020, the Company entered into a letter agreement with Pfizer relating to the method of payment associated with a milestone payment under the Company’s license agreement with Pfizer (see Note 13—Commitments and Contingencies). The Company capitalized the milestones as intangible assets and is amortizing the assets to cost of sales on a straight-line basis over the estimated useful life of the licensed patent through 2030. The Company recorded amortization expense related to its intangible assets of approximately $2.0 million and $6.0 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022 estimated future amortization expense related to the Company’s intangible assets was approximately $2.0 million for the remainder of 2022 and $8.0 million for each year starting 2023 through 2029, and $2.0 million for 2030.

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

Note 3—Accounts Receivable, Net:

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Trade accounts receivable	$24,505	$29,646
Royalty revenue receivable	3,525	2,880
Total accounts receivable	$28,030	$32,526

Trade accounts receivable consist entirely of amounts owed from the Company’s customers related to product sales. License revenue receivable represents an amount owed from sub-licensees under sub-license agreements. Royalty revenue receivable represents amounts owed related to royalty revenue recognized based on the Company’s sub-licensees’ sales in their respective territories in the periods ended September 30, 2022 and December 31, 2021.

For all accounts receivable, the Company recognized credit losses based on lifetime expected losses to selling, general and administrative expense in the consolidated statements of operations. In determining estimated credit losses, the Company evaluated its historical loss rates, current economic conditions and reasonable and supportable forecasts of future economic conditions. No credit loss was recorded for the periods ended September 30, 2022 and December 31, 2021.

Note 4—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Current:
CRO services	$271	$340
Other clinical development	2,503	2,933
Insurance	589	3,178
Professional fees	877	398
Other	2,561	2,135
	6,801	8,984
Long-term:
CRO services	160	166
Other clinical development	—	577
Other	217	611
	377	1,354
Totals	$7,178	$10,338

Other current prepaid amounts consist primarily of deposits, signing bonuses, licenses, subscriptions and software. Other long-term prepaid amounts consist primarily of deposits, signing bonuses, licenses, subscriptions, software, a capitalized sublease commission and a sublease tenant improvement allowance, net of amortization.

Note 5—Other Current Assets:

Other current assets consisted of the following at September 30, 2022 (in thousands):

	September 30, 2022	December 31, 2021
CARES Act Credit Receivable	$3,848	$—
Other	262	447
Totals	$4,110	$447

Other current asset amounts consist primarily of a capitalized sublease commission and a sublease tenant improvement allowance, net of amortization.

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

The Company also leases copier equipment for use in the office spaces. Components of copier lease expense include both fixed and variable lease expenses. Total rent expense for the nine months ended September 30, 2022 and September 30, 2021, was approximately $3.7 million and $3.8 million, respectively. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. The Company’s office and equipment leases generally have contractually specified minimum rent and annual rent increases that are included in the measurement of the ROU asset and related lease liability. Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in selling, general and administrative costs in the consolidated statements of operations when they are incurred.

Supplemental cash flow information related to leases for the nine months ended September 30, 2022:
Operating cash flows used for operating leases (in thousands)	$4,384
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted average remaining lease term (in years)	3.5
Weighted average discount rate	10.9%

The future minimum lease payments under ASC 842 as of September 30, 2022 were as follows (in thousands):

Amount
2022 (remaining)	$1,377
2023	5,631
2024	5,805
2025	5,983
2026	1,508
Total minimum lease payments	$20,304
Less: imputed interest	(3,393)
Total lease liabilities	$16,911

In February 2019, the Company entered into a long-term sublease agreement for 12,429 square feet of the office space in Los Angeles, California. The term of the lease runs until March 2026 and rent amounts payable to the Company increase approximately 3% per year. The Company recorded operating sublease income of $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively, in other income (expenses) in the consolidated statements of operations.

The future minimum lease payments to be received as of September 30, 2022, were as follows (in thousands):

Amount
2022 (remaining)	$122
2023	495
2024	510
2025	525
2026	134
Total	$1,786

Note 7—Property and Equipment, Net:

Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Leasehold improvements	$3,779	$3,779
Computer equipment	2,132	2,177
Telephone equipment	302	302
Furniture and fixtures	2,359	2,359
	8,572	8,617
Less: accumulated depreciation	(7,290)	(6,861)
Totals	$1,282	$1,756

For the three and nine months ended September 30, 2022, the Company incurred depreciation expense of $0.2 million and $0.5 million, respectively.

Note 8—Intangible Assets, Net:

Intangible assets, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Acquired and in-licensed rights	$90,000	$90,000
Less: accumulated amortization	(29,886)	(23,875)
Total intangible asset, net	$60,114	$66,125

For the three and nine months ended September 30, 2022 the Company incurred amortization expense of $2.0 million and $6.0, respectively. The estimated remaining useful life of the intangible assets as of September 30, 2022 is 7.5 years.

Note 9—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Current:
Accrued legal verdict expense	$2,930	$57,137
Accrued royalties	9,067	8,829
Accrued CRO services	1,843	2,663
Accrued variable consideration	12,376	11,406
Accrued bonus	4,843	5,083
Accrued compensation	4,179	3,878
Accrued other clinical development	916	911
Accrued professional fees	679	672
Accrued legal fees	2,346	674
Accrued manufacturing costs	326	690
Other	186	632
	39,691	92,575
Long-term:
Accrued CRO services	—	878
Accrued other	37	37
	37	915
Totals	$39,728	$93,490

On October 29, 2021, the parties to the Company's class action lawsuit, Hsu v. Puma Biotechnology, Inc. et al, informed the court that they had reached a settlement in principle. On November 9, 2021, the Court granted the parties’ request, ordering that settlement documents should be filed by December 3, 2021. That same day, the court also clarified an earlier order by making clear that no judgment was entered against any party and that the court would retain jurisdiction over the settlement process. The parties' settlement provides that there will be no judgment for liability entered against the Company or its Chief Executive Officer, Alan H. Auerbach, and provides for two installment payments by the Company of approximately $27.1 million each, which were paid in January 2022 and June 2022. On December 29, 2021, the Court issued an order preliminarily approving the parties’ settlement. On August 3, 2022, the Court ordered final approval of the parties' settlement and dismissed the case. This matter is now concluded.

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

Restructuring Costs

On  November 2, 2021, the Company implemented a restructuring of the organization in part due to the impact of COVID-19 on the Company's sales. The restructuring included a reduction in headcount of approximately 13%, consisting primarily of the commercial and research personnel. The Company incurred approximately $1.2 million in severance related expense which included salary, health insurance and sales commissions. As of September 30, 2022, accrued restructuring amounts had been paid except for an immaterial amount.

Other current accrued expenses consist primarily of business license fees, one half of the portion of employer Social Security payroll taxes deferred under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), and other taxes, insurance and marketing fees.

Note 10—Debt:

Long term debt consisted of the following (in thousands):

	September 30, 2022	Maturity Date
Total debt, inclusive of $2.0 million exit payment	$102,000	July 23, 2026
Less: debt issuance costs and discounts	(4,006)
Total long-term debt, net	$97,994

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

On September 16, 2022, the Company entered into a third amendment to the Note Purchase Agreement in which the Secured Overnight Financing Rate (“SOFR”) is to be used in place of the LIBOR rate in calculating interest on the Athyrium Notes, beginning on October 1, 2022. The Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) adjusted three-month term SOFR for such interest period. The adjusted three-month term SOFR means, with respect to any interest period, the lesser of (a) the sum of (i) three-month term SOFR and (ii) 0.26161% (26.161 basis points) and (b) three and one-half of one percent (3.50%) per annum. The interest rate applicable to the Athyrium Notes during the period from September 16, 2022, until the expiration of the interest period ending on September 30, 2022, was equal to the sum of (a) eight percent (8.00%) plus (b) Adjusted Three-Month LIBOR. The modification of the Note Purchase Agreement did not meet the requirements of a debt extinguishment under ASC 470-50 - Debt Modifications and Exchanges and no gain or loss was recognized. The Company performed a quantitative analysis and determined that the terms of the new debt and original debt instrument are not substantially different. Accordingly, the September 16, 2022 amendment is accounted for as a debt modification.

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

As of  September 30, 2022, the principal balance outstanding under the Athyrium Notes was $100.0 million, representing all of the Company’s long-term debt.

The future minimum principal and exit payments under the Athyrium Notes as of September 30, 2022 are as follows (in thousands):

Amount
2022 (remaining)	$—
2023	—
2024	33,997
2025	45,329
2026	22,674
Total	$102,000

Debt Issuance Costs and Discounts

Debt issuance costs and discounts consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Debt issuance costs and discounts (Athyrium Notes)	$5,410	$5,410
Less: accumulated amortization	(1,404)	(502)
Included in long-term debt	$4,006	$4,908

Debt issuance costs and discounts are financing costs related to the Company’s outstanding debt. Amortization of debt issuance costs is expensed using the effective interest method and is included in interest expense in the condensed consolidated statement of operations. For the nine months ended September 30, 2022 and 2021, the Company recorded approximately $0.6 million and $1.5 million, respectively, of interest expense related to the amortization of debt issuance costs in the consolidated statements of operations.

Note 11—Stockholders’ Equity:

Common Stock:

The Company issued 0 shares of common stock upon exercise of stock options during the nine months ended September 30, 2022 and 2021 respectively. The Company issued 849,079 and 774,455 shares of common stock upon vesting of RSUs during the nine months ended September 30, 2022 and 2021, respectively.

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

Warrants:

In October 2011, the Company issued an anti-dilutive warrant to Alan H. Auerbach, the Company’s founder and Chief Executive Officer. The warrant was issued to provide Mr. Auerbach with the right to maintain ownership of at least 20% of the Company’s common stock in the event that the Company raised capital through the sale of its securities in the future.

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

Stock Options and Restricted Stock Units:

The Company’s 2011 Plan, as amended, was adopted by the Company’s Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers, and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. As of September 30, 2022 a total of 14,545,860 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

All of the options awarded by the Company have been “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107 - Share Based Payment. As of September 30, 2022, 5,164,484 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2011 Plan and 3,356,079 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees and nonemployees was estimated using the Black-Scholes Option Pricing Method (see Note 2—Significant Accounting Policies) with the following weighted-average assumptions used during the nine months ended September 30:

	2022	2021
Dividend yield	0.0%	0.0%
Expected volatility	86.3%	86.5%
Risk-free interest rate	1.9%	0.8%
Expected life in years	5.60	5.82

The Company’s 2017 Plan, as amended, was adopted by the Company’s Board of Directors on April 27, 2017. Pursuant to the 2017 Plan, the Company may grant stock options and RSUs, as well as other forms of equity-based compensation to employees, as an inducement to join the Company. The maximum term of stock options granted under the 2017 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. On July 15, 2021, the Board of Directors adopted an amendment to the 2017 Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder by 1,000,000 shares. As of September 30, 2022 a total of 3,000,000 shares of the Company’s common stock have been reserved for issuance under the 2017 Plan. As of September 30, 2022 a total of 933,411 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2017 Plan and 1,305,785 shares of the Company’s common stock are available for future issuance under the 2017 Plan.

Stock-based compensation expense was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Stock-based compensation:
Options:
Selling, general, and administrative	$753	$971	$2,233	$2,942
Research and development	139	147	414	426
Restricted stock units:
Selling, general, and administrative	1,185	1,979	4,015	6,753
Research and development	753	1,185	2,536	4,673
Warrant modification:
Selling, general, and administrative	—	—	—	13,587
Total stock-based compensation expense	$2,830	$4,282	$9,198	$28,381

Activity with respect to options granted under the 2011 Plan and 2017 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	4,595,247	$62.43	4.5
Granted	582,353	$2.43	9.5
Expired	(719,186)	$45.34
Outstanding at September 30, 2022	4,458,414	$57.35	5.1	$19
Nonvested at September 30, 2022	869,770	$6.25	8.9	$14
Exercisable	3,588,644	$69.73	4.2	$5

At September 30, 2022 total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $3.4 million, which is expected to be recognized over a weighted-average period of 1.3 years. At September 30, 2022 the total estimated unrecognized employee compensation cost related to non-vested RSUs was approximately $6.9 million, which is expected to be recognized over a weighted-average period of 1.3 years. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 and 2021 was $1.72 and $7.90 per share, respectively. The weighted average grant date fair value of RSUs awarded during the nine months ended September 30, 2022 and 2021 was $2.46 and $11.73 per share, respectively.

Stock Option Rollforward

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2021	835,297	$7.76
Granted	582,353	1.72
Vested	(547,880)	6.51
Nonvested shares at September 30, 2022	869,770	$4.50

Restricted Stock Unit Rollforward

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2021	1,399,317	$11.03
Granted	1,331,811	2.46
Forfeited	(242,568)	7.48
Vested	(849,079)	9.24
Nonvested shares at September 30, 2022	1,639,481	$5.52

Note 12—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $1.2 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively.

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

License Agreements:

Pfizer License Agreement

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

As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones totaling approximately $187.5 million if all such milestones are achieved. In connection with the FDA approval of NERLYNX in July of 2017, the Company triggered a one-time milestone payment pursuant to the agreement. In June 2020, the Company entered into a letter agreement (the "Letter Agreement") with Pfizer relating to the method of payment associated with a one-time milestone payment under the license agreement with Pfizer. The Letter Agreement permitted the Company to make the milestone payment in installments with the remaining amount payable to Pfizer (including interest). The milestone payment accrued interest at 6.25% per annum. The milestone payment including accrued interest of $1.8 million was paid in full in September 2021. The Company may trigger additional milestone payments in the future. It is possible that a commercial milestone related to global sales of NERLYNX will be reached during fiscal year 2022. If such milestone is reached, the Company will pay Pfizer $12.5 million within 60 days after reaching the milestone. The payment will be recorded as an intangible asset, and amortized over the estimated remaining useful life and amortized to cost of sales. Should the Company commercialize any more of the compounds licensed from Pfizer or any products containing any of these compounds, the Company will be obligated to pay to Pfizer annual royalties at a fixed rate in the low-to-mid teens of net sales of all such products, subject to certain reductions and offsets in some circumstances. The Company’s royalty obligation continues, on a product-by-product and country-by-country basis, until the later of (1) the last to expire licensed patent covering the applicable licensed product in such country, or (2) the earlier of generic competition for such licensed product reaching a certain level in such country or expiration of a certain time period after first commercial sale of such licensed product in such country. In the event that the Company sublicenses the rights granted to the Company under the license agreement with Pfizer to a third party, the same milestone and royalty payments are required. The Company can terminate the license agreement at will, or for safety concerns, in each case upon specified advance notice.

Takeda License Agreement

In September 2022, the Company entered an exclusive license agreement with Takeda to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of aurora kinase A. Under the terms of the exclusive license agreement, Puma will assume sole responsibility for the global development and commercialization of alisertib. Takeda received an upfront license fee of $7 million in October 2022 and is eligible to receive potential future milestone payments of up to $287.3 million upon the Company’s achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. The Company recorded in-process research and development expense of $7.0 million during the nine months ended September 30, 2022, in connection with the up-front payment related to the asset acquisition. As of September 30, 2022, no milestones had been accrued as the underlying contingencies were not probable or estimable.

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

Hsu v. Puma Biotechnology, Inc., et al.

On October 29, 2021, the parties informed the court that they had reached a settlement in principle. On November 9, 2021, the Court ordered the parties to file settlement documents by December 3, 2021. That same day, the court also clarified an earlier order by making clear that no judgment was entered against any party and that the court would retain jurisdiction over the settlement process. The parties' settlement provides that there will be no judgment for liability entered against the Company or its Chief Executive Officer, Alan H. Auerbach, and provides for two installment payments by the Company of approximately $27.1 million each, which were paid in January 2022 and June 2022. On December 29, 2021, the Court issued an order preliminarily approving the parties’ settlement. On August 3, 2022, the Court ordered final approval of the parties' settlement and dismissed the case. This matter is now concluded.

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

Due to the appeal, the Company secured a bond for the potential damages, which was collateralized by an automatically renewable stand-by letter of credit in the amount of $8.9 million, which was classified as restricted cash, current, as of December 31, 2021. In the nine months ended September 30, 2022, the bond was cancelled and the stand-by letter of credit was released, which increased our cash by $8.9 million on the accompanying consolidated balance sheets.

Legal Malpractice Suits

On  September 17, 2020, the Company filed a lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. The Company is alleging legal malpractice based on the defendants’ negligent handling of the defense of the Company in Eshelman v. Puma Biotechnology, Inc., et al. as detailed above. The Company is seeking recovery of the entire amount awarded in Eshelman v. Puma Biotechnology, Inc., et al. and all legal fees and expenses incurred in appealing from the judgment and retrying the damages phase of the trial. On  November 23, 2020, the defendant filed an answer to the complaint denying the allegations of negligence. The Company filed a voluntary dismissal of the legal malpractice action, without prejudice, on August 19, 2022. The Company intends to re-file the action after the conclusion of the re-trial of the damages phase of the Eshelman case.

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

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, Puma filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ’314 patent”) and 10,596,162 (“the ’162 patent”). (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al, 1:21CV01338 (D. Del. Sep. 22, 2021)). Puma’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ’314 and ’162 patents. Puma is an exclusive licensee of the ’314 and ’162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. Puma filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was recently reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. The parties filed a joint status report about the case and attended a teleconference with the Court on February 9, 2022. The parties submitted a joint discovery plan and proposed schedule for consideration by the Court on February 15, 2022. On February 16, 2022, Judge Kennelly entered a schedule for the case, including setting the matter for trial to begin on or after May 13, 2024. On May 27, 2022, AstraZeneca filed a motion for judgment on the pleadings, seeking a ruling from the Court that plaintiffs have no right to pursue or collect any monetary damages in this case based on activities that took place before the patents-in-suit were issued. The Court agreed with Plaintiffs, however, that AstraZeneca’s motion is premature. Accordingly, the Court denied AstraZeneca’s motion without prejudice, with leave to refile it at the time for summary judgment motions, which are anticipated no earlier than November 2023 under the current schedule. The parties are conducting fact discovery and preparing briefing relating to claim construction. The Court will hold a hearing in December 2022 to discuss the logistics for the Markman hearing, which is scheduled for January 2023.

Sandoz Litigation

On November 10, 2021, Puma filed suit against Sandoz, Inc. ("Sandoz") for infringement of U.S. Patent No. 7,399,865 B2 (“the '865 patent”) (Puma Biotechnology, Inc. et al. v. Sandoz Inc., 1:21CV19918 (D.N.J. Nov. 10, 2021) in the U.S. District Court for the District of New Jersey. The Complaint was filed within 45 days of Sandoz providing notice of its abbreviated new drug application (“ANDA”) seeking approval to market a generic version of Puma’s NERLYNX (neratinib) Tablets, 40 mg prior to the expiration of the '865 patent. Puma and Wyeth seek judgment that Sandoz’s purported ANDA product would, if allowed on the market, infringe the ‘865 patent, and ask that the Court order that, pursuant to 35 U.S.C. 271(e)(4)(A), the FDA’s approval of the Sandoz ANDA can be no earlier than the date the ‘865 patent expires. Sandoz has stated that, due to Paragraph III certifications filed for other patents listed in the Orange Book in conjunction with NERLYNX, Sandoz cannot launch its ANDA product until November 21, 2030, at the earliest. Puma’s complaint alleges that Sandoz has infringed the '865 patent by seeking approval to commercially manufacture, use, offer for sale, sell, and/or import a generic version of NERLYNX in the United States prior to the expiration of the '865 patent. Puma is the exclusive licensee of the '865 patent under the Pfizer Agreement. Wyeth is a co-plaintiff. Sandoz submitted its answer to the complaint on January 14, 2022 and asserted counterclaims challenging the ‘865 patent as invalid. Puma and Wyeth filed an answer to those counterclaims on February 4, 2022. The filing of Puma’s Complaint against Sandoz triggered a 30-month stay of marketing approval for Sandoz’s ANDA. The parties appeared before the Magistrate Judge on February 15, 2022, for an initial hearing, and submitted a scheduling order on February 18, 2022. The Magistrate Judge entered the scheduling order on February 22, 2022, and it has been modified since by agreement of the parties. The parties are currently engaged in fact discovery.

China Litigation

On January 18, 2022, Shanghai Acebright Pharmaceuticals Group Co., Ltd. (“Acebright”) filed an ANDA with the National Medical Products Administration in China (“NMPA”) seeking approval to market a generic version of Puma’s NERLYNX (neratinib) tablet, 40mg in China. Acebright seeks approval prior to the expiration of three patents listed on the China Patent Information Registration Platform for Marketed Drugs (“Chinese Orange Book”), namely, Chinese Patent Nos. ZL201410082103.7, ZL201080060546.6, and ZL200880118789.3 (“NERLYNX Patents”), alleging in a Type 4.2 patent declaration that its generic version of NERLYNX does not fall within the scope of the claims of NERLYNX Patents listed in the Chinese Orange Book. The patent declaration of Acebright were published in the Chinese Orange Book on January 19, 2022. On March 2, 2022, Puma filed petitions with the China National Intellectual Property Administration (“CNIPA”) and requested administrative determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX Patents listed in the Chinese Orange Book. Puma’s request for administrative determination was accepted by CNIPA on March 18, 2022. Puma has notified NMPA of the acceptance of the request for administrative determination for NMPA to institute a stay of Acebright’s ANDA for nine months. On July 11, 2022, CNIPA decided that claims 5 and 6 of patent No. ZL200880118789.3 are not eligible for registration in the Chinese Orange Book on the ground that these two pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms”, which are not eligible for listing in the Chinese Orange Book. On September 9, 2022, CNIPA decided that the generic drug in Acebright’s ANDA does not fall within the protection scope of claims 1, 3, 5 and 6 of patent No. ZL201410082103.7 and claims 1-4, 7 and 9-13 of patent No. ZL201080060546.6. The three CNIPA administrative decisions on NERLYNX Patents have lifted the stay of Acebright’s ANDA by NMPA. Puma has the right to appeal each CNIPA administrative decision within six months of receiving the decision. Puma also has the right to enforce NERLYNX Patents in civil litigation before the Chinese court.

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

In September 2022, the Company entered an exclusive license agreement with a subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of aurora kinase A. Alisertib is an adenosine triphosphate–competitive and reversible inhibitor of aurora kinase A and results in disruption of mitosis leading to apoptosis of rapidly proliferating tumor cells that are dependent on aurora kinase A. Alisertib has been tested in clinical trials in patients with metastatic cancers including breast cancer, small cell lung cancer, head and neck cancer, ovarian cancer, peripheral T cell lymphoma and acute myeloid leukemia. Under the terms of the exclusive license agreement, Puma will assume sole responsibility for the global development and commercialization of alisertib. Takeda received an upfront license fee of $7 million in October 2022 and is eligible to receive potential future milestone payments of up to $287.3 million upon the Company’s achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. The Company recorded in-process research and development expense of $7.0 million during the three months ended September 30, 2022, in connection with the up-front payment related to the asset acquisition. As of September 30, 2022, no milestones had been accrued as the underlying contingencies were not probable or estimable.

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

On July 23, 2021, we entered into a note purchase agreement with Athyrium Opportunities IV Co-Invest 1 LP ("Athyrium") for an aggregate principal amount of $100.0 million. The borrowings under the Athyrium Note Purchase Agreement ("Athyrium Notes"), together with cash on hand, were used to repay the outstanding indebtedness, including the applicable exit and prepayment fees owed to lenders under our Oxford Credit Facility. See Note 10—Debt for further details regarding both the Athyrium Notes and Oxford Loan and Security Agreement.

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

During the nine months ended September 30, 2022, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with Alan H. Auerbach, our President, Chief Executive Officer and Chairman of the Board, and Athyrium Opportunities IV Co-Invest 2 LP, an affiliate of the administrative agent and a purchaser under our existing note purchase agreement (together with Mr. Auerbach, the “Purchasers”). Pursuant to the Purchase Agreement, we sold an aggregate of 3,584,228 shares of our common stock to the Purchasers for aggregate gross proceeds of approximately $10.0 million before deducting any offering expenses (the "Private Placement"). The purchase price for each share was $2.79, which was equal to the closing price of our common stock on NASDAQ on the date of the Purchase Agreement. Each Purchaser purchased approximately $5.0 million of the shares. The Private Placement closed on March 10, 2022.

Our expenses to date have been related to hiring staff, commencing company-sponsored clinical trials and the build out of our corporate infrastructure and, since 2017, the commercial launch of NERLYNX. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance product development. To date, our major sources of working capital have been proceeds from product and license revenue, public offerings of our common stock, proceeds from our credit facility and sales of our common stock in private placements. We intend to satisfy our near-term liquidity requirements through a combination of our existing cash and cash equivalents and marketable securities as of September 30, 2022, and proceeds that will become available to us through product sales, royalties and sub-license milestone payments. However, this intention is based on assumptions that may prove to be wrong. Changes may occur that would consume our available capital faster than anticipated, including the length and severity of the COVID-19 pandemic and measures taken to control the spread of COVID-19, as well as changes in and progress of our development activities, the impact of commercialization efforts, acquisitions of additional drug candidates and changes in regulation. Some of these developments have had and may continue to have an adverse effect on our revenue and thus could have an adverse effect on our ability to satisfy the minimum revenue covenants as stated in the Athyrium Notes.

Impact of COVID-19

Our priorities during the COVID-19 pandemic have been focused on protecting the health and safety of our employees while delivering on our mission to develop and commercialize innovative products to enhance cancer care. Substantially all geographic regions in which our U.S. sales force operates have imposed restrictions to some extent and may in the future change or impose additional restrictions to control or limit the spread of COVID-19 and its variants. These restrictions include but are not limited to “shelter-in-place” orders, quarantines, testing requirements or similar orders or restrictions. These types of restrictions may deter or prevent cancer patients from traveling to see their doctors and result in a decline in revenue for NERLYNX, our only commercial product. Additionally, the impact of COVID-19 has reduced the ability of our commercial team and our sales force to travel and interact personally with physicians and members of the extended healthcare team. Many clinics, hospitals and other healthcare facilities have imposed certain restrictions which has reduced our commercial team’s abilities to engage with customers overall and has reduced face to face interactions as compared to pre-pandemic levels. Although we see recent easing of local restrictions, these have been somewhat inconsistent and as we move to a broader relaxation of requirements. These types of restrictions have adversely impacted our ability to engage with our customers and have adversely impacted sales of NERLYNX, and may continue to do so. The respective commercial teams affiliated with certain companies to which we sub-license the commercial rights to NERLYNX, and on which we rely on for our international sales, have been impacted in similar ways by the COVID-19 pandemic. This impact has negatively impacted sales of Nerlynx and may continue to do so in the future. Any of these developments may have an adverse effect on our revenue. We have observed disruptions in patient enrollments in the United States and in our Phase II SUMMIT basket trial,, and we may experience additional disruptions in those clinical trials or future clinical trials.

Our ability to continue to operate without any significant negative impacts will in part depend on the future severity of the COVID-19 pandemic and our ability to protect our employees and our supply chain. We continue to follow and monitor recommended actions of government and health authorities to protect our employees worldwide. For the nine months ended September 30, 2022, we and our key third-party suppliers and manufacturers were able to broadly maintain operations. We rely exclusively on third-party manufacturers to manufacture NERLYNX.

Critical Accounting Policies

As of the date of the filing of this Quarterly Report, we believe there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2022 from our accounting policies at December 31, 2021, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We accounted for the following related to sub-license agreements and our legal contingencies and expense during the nine months ended September 30, 2022:

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

Legal Contingencies and Expense:

For legal contingencies, we accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Legal fees and expenses are expensed as incurred based on invoices or estimates provided by legal counsel. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust the accrual as necessary. We determine whether a contingency should be disclosed by assessing whether a material loss is deemed reasonably possible. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss (see Note 13—Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report).

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

Research and development expenses:

Research and development expenses ("R&D Expenses") include costs associated with services provided by consultants who conduct and perform clinical services on our behalf and contract organizations for the manufacturing of clinical materials. During the three and nine months ended September 30, 2022 and 2021, our R&D Expenses consisted primarily of clinical research organization ("CRO fees"), fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our R&D Expenses as they are incurred. Internal R&D Expenses primarily consist of payroll-related costs and also include equipment costs, travel expenses and supplies.

Acquired In-Process Research and Development Expense

Acquired in-process research and development expense includes the rights to develop new product candidates. Payments to acquire a new product candidate are immediately expensed as acquired in-process research and development provided that the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Total revenue:

Total revenue for the three months ended September 30, 2022 was approximately $57.1 million, compared to $46.2 million for the three months ended September 30, 2021. This increase in total revenue was due to an increase in product sales of $10.9 million in the three months ended September 30, 2022.

Product revenue, net:

Product revenue, net was approximately $54.3 million for the three months ended September 30, 2022, compared to $43.4 million for the three months ended September 30, 2021. This increase in product revenue, net was primarily attributable to an increase in net selling price compared to the three months ended September 30, 2021, and an increase of approximately 8.5% in bottles of NERLYNX sold compared to the three months ended September 30, 2021. The relative deductions to gross revenue for variable consideration were lower compared to the three months ended September 30, 2021, due primarily to a more favorable payor mix as well as certain adjustments.

Royalty revenue:

Royalty revenue was approximately $2.8 million for the three months ended September 30, 2022, compared to approximately $2.8 million for the three months ended September 30, 2021.

Cost of sales:

Cost of sales was approximately $12.5 million for the three months ended September 30, 2022, compared to approximately $10.3 million for the three months ended September 30, 2021. The increase was due primarily to higher royalties due on increased domestic revenue, net.

Selling, general and administrative expenses:

SG&A Expenses were approximately $24.0 million for the three months ended September 30, 2022, compared to approximately $26.1 million for the three months ended September 30, 2021. SG&A Expenses for the three months ended September 30, 2022 and 2021 were as follows:

Selling, general, and administrative expenses	For the Three Months Ended		Change
(in thousands)	September 30,		$	%
	2022	2021	2022/2021	2022/2021
Payroll and related costs	$7,780	$9,514	$(1,734)	-18.2%
Professional fees and expenses	10,794	9,612	1,182	12.3%
Travel and meetings	1,130	1,338	(208)	-15.5%
Facilities and equipment costs	1,331	1,380	(49)	-3.6%
Stock-based compensation	1,938	2,948	(1,010)	-34.3%
Other	988	1,292	(304)	-23.5%
	$23,961	$26,084	$(2,123)	-8.1%

SG&A Expenses decreased by approximately $2.1 million for the three months ended September 30, 2022, compared to the same period in 2021, primarily attributable to the following:

●

a decrease in payroll and related costs of approximately $1.7 million, and a decrease in stock-based compensation expense of approximately $1.0 million, primarily due to the impact of headcount reductions at the end of 2021;

●

an increase in professional fees and expenses of approximately $1.2 million, consisting primarily of an increase of approximately $3.3 million in legal fees (See Part II, Item 1. "Legal Proceedings"), partially offset by a decrease of approximately $2.2 million in consulting fees related to marketing and commercialization support, and a decrease of approximately $0.1 million in insurance expenses;

●	a decrease in travel and meetings of approximately $0.2 million, primarily due to the timing of an annual company sales meetings; and

●	a decrease in other expenses of approximately $0.3 million, primarily due to lower training and sponsorship expenses.

Research and development expenses:

R&D Expenses were approximately $11.3 million for the three months ended September 30, 2022, compared to approximately $18.8 million for the three months ended September 30, 2021. R&D Expenses for the three months ended September 30, 2022 and 2021, and were as follows:

Research and development expenses	For the Three Months Ended		Change
(in thousands)	September 30,		$	%
	2022	2021	2022/2021	2022/2021
Clinical trial expense	$2,737	$8,396	$(5,659)	-67.4%
Internal R&D	6,844	7,761	(917)	-11.8%
Consultant and contractors	780	1,347	(567)	-42.1%
Stock-based compensation	892	1,332	(440)	-33.0%
	$11,253	$18,836	$(7,583)	-40.3%

R&D Expenses decreased by approximately $7.6 million for the three months ended September 30, 2022, compared to the same period in 2021, primarily attributable to the following:

●	a decrease in clinical trial expense of approximately $5.7 million, primarily due to the reduction in the number of patients in certain clinical trials;

●	a decrease in internal R&D of approximately $0.9 million, primarily due to a lower headcount and decrease in clinical trial activity;

●

a decrease in consultant and contractors expense of approximately $0.6 million, primarily due to the close of the CONTROL study and a reduction in the number of patients being treated in the SUMMIT study; and

●	a decrease in stock-based compensation expense of approximately $0.4 million, primarily due to the impact of headcount reductions in 2021.

Acquired In-Process Research and Development Expense

In September 2022, we entered into an exclusive license agreement with Takeda to license the worldwide research and development and commercial rights to alisertib, a new product candidate. We recorded acquired in-process research and development expense related to the up-front payment of $7.0 during the three months ended September 30, 2022.

Other income (expenses):

Other income (expenses)	For the Three Months Ended		Change
(in thousands)	September 30,		$	%
	2022	2021	2022/2021	2022/2021
Interest income	$216	$13	$203	1561.5%
Interest expense	(2,947)	(3,121)	174	-5.6%
Legal verdict expense	(19)	(24,498)	24,479	-99.9%
Loss on debt extinguishment	—	(8,146)	8,146	-100.0%
Other income	64	71	(7)	-9.9%
	$(2,686)	$(35,681)	$32,995	-92.5%

Interest income:

For the three months ended September 30, 2022, we recognized approximately $0.2 million in interest income, compared to approximately $13,000 of interest income for the three months ended September 30, 2021. The increase in interest income was primarily the result of increased interest rates.

Interest expense:

For the three months ended September 30, 2022, we recognized approximately $2.9 million in interest expense, compared to approximately $3.1 million of interest expense for the three months ended September 30, 2021. The decrease in interest expense was primarily the result of $0.3 million interest accrued in the three months ended September 30, 2021 related to a milestone payment due to Pfizer in installments, as well as lower costs related to our outstanding debt.

Legal verdict expense:

For the three months ended September 30, 2022, legal expense related to the Eshelman v. Puma Biotechnology, Inc., et al. judgment was immaterial. See Part II, Item 1. "Legal Proceedings" in this Quarterly Report for further details.

For the quarter ended September 30, 2021, we recorded additional legal expense of $24.5 million related to the Hsu v. Puma Biotechnology, Inc., et al. class action matter.

Loss on debt extinguishment:

For the three months ended September 30, 2021, we recognized approximately $8.1 million in loss on debt extinguishment related to our debt refinancing during July 2021.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Total revenue:

Total revenue was approximately $162.4 million for the nine months ended September 30, 2022, compared to $197.8 million for the nine months ended September 30, 2021. This decrease was primarily attributable to our receipt of a one-time license fee of $50.0 million in the nine months ended September 30, 2021, which was partially offset by an increase in product revenue, net of approximately $8.2 million and an increase in royalty revenue of approximately $6.6 million in the nine months ended September 30, 2022.

Product revenue, net:

Product revenue, net was approximately $146.3 million for the nine months ended September 30, 2022, compared to $138.1 million for the nine months ended September 30, 2021. This increase in product revenue, net was primarily attributable to an increase in net selling price compared to the nine months ended September 30, 2021, partially offset by a volume decrease of approximately 4.9% in bottles of NERLYNX sold. The relative deductions to gross revenue for variable consideration were slightly lower compared to the nine months ended September 30, 2021.

License revenue:

License revenue was approximately $50.3 million for the nine months ended September 30, 2021 due to an upfront payment in connection with an amendment to the Pierre Fabre sub-license agreement. We had no license revenue in the nine months ended September 30, 2022.

Royalty revenue:

Royalty revenue was approximately $16.0 million for the nine months ended September 30, 2022, compared to approximately $9.5 million for the nine months ended September 30, 2021. The increase was due to increased product sales, net by our sub-licensees as they continue to commercialize NERLYNX in additional territories, including an increase in China sales.

Cost of sales:

Cost of sales was approximately $38.3 million for the nine months ended September 30, 2022, compared to approximately $51.8 million for the nine months ended September 30, 2021. The decrease was primarily attributable to a one-time expense of $20.0 million related to the termination of the CANbridge Biomed Limited distribution agreement during the nine months ended September 30, 2021, partially offset by higher royalties due on increased domestic revenue, net.

Selling, general and administrative expenses:

SG&A Expenses were approximately $64.9 million for the nine months ended September 30, 2022, compared to approximately $93.8 million for the nine months ended September 30, 2021. SG&A Expenses for the nine months ended September 30, 2022 and 2021 were as follows:

Selling, general, and administrative expenses	For the Nine Months Ended		Change
(in thousands)	September 30,		$	%
	2022	2021	2022/2021	2022/2021
Payroll and related costs	$21,172	$30,113	$(8,941)	-29.7%
Professional fees and expenses	27,192	30,028	(2,836)	-9.4%
Travel and meetings	3,636	3,380	256	7.6%
Facilities and equipment costs	4,042	4,175	(133)	-3.2%
Stock-based compensation	6,248	23,281	(17,033)	-73.2%
Other	2,649	2,855	(206)	-7.2%
	$64,939	$93,832	$(28,893)	-30.8%

SG&A Expenses decreased by approximately $28.9 million for the nine months ended September 30, 2022, compared to the same period in 2021, primarily attributable to the following:

●	a decrease in payroll and related costs of approximately $8.9 million, consisting of approximately $6.9 million due to the impact of headcount reductions at the end of 2021, and approximately $2.0 million in a payroll tax credit under the CARES Act;

●	a decrease in professional fees and expenses of approximately $2.8 million, consisting primarily of a decrease of approximately $6.3 million for professional fees, primarily related to decreased consultancy efforts related to marketing and commercialization support, and a decrease of approximately $0.5 million in insurance and other expenses, partially offset by an increase of approximately $3.8 million in legal fees (See Part II, Item 1. "Legal Proceedings");

●	an increase in travel and meetings of approximately $0.3 million, primarily due to the easing of COVID-19 travel restrictions;

●	a decrease in facilities and equipment costs of approximately $0.1 million, primarily due to lower depreciation expense for fully depreciated assets;

●	a decrease in stock-based compensation expense of approximately $17.0 million, primarily due to the $13.6 million incremental expense resulting from the modification to the term of Mr. Auerbach's warrant that we recognized in 2021 with no corresponding warrant expense in 2022, and a decrease of approximately $3.4 million due to the impact of headcount reductions at the end of 2021; and

●	a decrease in other expense of approximately $0.2 million, primarily due to the reversal of a $1.0 million bad debt expense in 2021 for the recovery of a 2020 bad debt write-off, offset by a decrease of approximately $1.2 million decrease primarily due to education and training, software, sponsorships, and other business related fees.

Research and development expenses:

R&D Expenses were approximately $38.5 million for the nine months ended September 30, 2022, compared to approximately $57.7 million for the nine months ended September 30, 2021. R&D Expenses for the nine months ended September 30, 2022 and 2021 were as follows:

Research and development expenses	For the Nine Months Ended		Change
(in thousands)	September 30,		$	%
	2022	2021	2022/2021	2022/2021
Clinical trial expense	$13,048	$21,504	$(8,456)	-39.3%
Internal R&D	19,964	26,230	(6,266)	-23.9%
Consultant and contractors	2,494	4,870	(2,376)	-48.8%
Stock-based compensation	2,950	5,098	(2,148)	-42.1%
	$38,456	$57,702	$(19,246)	-33.4%

R&D Expenses decreased by approximately $19.2 million for the nine months ended September 30, 2022, compared to the same period in 2021, primarily attributable to the following:

●	a decrease in clinical trial expense of approximately $8.5 million, primarily due to the reduction in the number of patients in certain clinical trials;

●	a decrease in internal R&D expenses of approximately $6.3 million, consisting of approximately $4.7 million due to a decrease in headcount and clinical trial activity, and a decrease of approximately $1.8 million for a payroll tax credit under the CARES Act, partially offset by an increase of approximately $0.2 million for travel expenses;

●	a decrease in consultant and contractors' expense of approximately $2.4 million, primarily due to the close of the CONTROL study and a reduction in the number of patients being treated in the SUMMIT study; and

●	a decrease in stock-based compensation expense of approximately $2.1 million, primarily due to the impact of lower headcount.

Acquired In-Process Research and Development Expense

In September 2022, we entered into an exclusive license agreement with Takeda to license the worldwide research and development and commercial rights to alisertib, a new product candidate. We recorded acquired in-process research and development expense related to the up-front payment of $7.0 during the three months ended September 30, 2022.

Other income (expenses):

Other income (expenses)	For the Nine Months Ended		Change
(in thousands)	September 30,		$	%
	2022	2021	2022/2021	2022/2021
Interest income	$294	$147	$147	100.0%
Interest expense	(8,313)	(10,089)	1,776	-17.6%
Legal verdict expense	(92)	(9,781)	9,689	-99.1%
Loss on debt extinguishment	—	(8,146)	8,146	0.0%
Other income	176	173	3	1.7%
	$(7,935)	$(27,696)	$19,761	-71.3%

Interest expense:

For the nine months ended September 30, 2022, we recognized approximately $8.3 million in interest expense, compared to approximately $10.1 million of interest expense for the nine months ended September 30, 2021. The decrease in interest expense was primarily the result of $0.8 million of interest accrued in the nine months ended September 30, 2021 related to a milestone payment due to Pfizer in installments, as well as lower costs related to our outstanding debt.

Legal verdict expense:

For the nine months ended September 30, 2022, legal expense related to the Eshelman v. Puma Biotechnology, Inc., et al. judgment was immaterial. See Part II, Item 1. "Legal Proceedings" in this Quarterly Report for further details.

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

Loss on debt extinguishment:

For the nine months ended September 30, 2021, we recognized approximately $8.1 million in loss on debt extinguishment related to our debt refinancing during July 2021.

Liquidity and Capital Resources

On October 29, 2021, the parties to our class action lawsuit, Hsu v. Puma Biotechnology, Inc. et al, informed the court that they had reached a settlement in principle. On November 9, 2021, the Court granted the parties’ request, ordering that settlement documents should be filed by December 3, 2021. That same day, the court also clarified an earlier order by making clear that no judgment was entered against any party and that the court would retain jurisdiction over the settlement process. The parties' settlement provides that there will be no judgment for liability entered against the Company or its Chief Executive Officer, Alan H. Auerbach, and provides for two installment payments by the Company of approximately $27.1 million each. The first payment of $27.1 million was made in January of 2022 with the remaining balance paid in June of 2022.

Historically, in connection with the Eshelman v. Puma Biotechnology, Inc., et al. judgment, we secured a bond for the potential damages, which was collateralized by an automatically renewable stand-by letter of credit in the amount of $8.9 million, which was classified as restricted cash, current, as of December 31, 2021. In the nine months ended September 30, 2022, the bond was cancelled and the stand-by letter of credit was released, which increased our cash by $8.9 million on the accompanying consolidated balance sheets.

The following table, which summarizes our liquidity and capital resources as of September 30, 2022 and December 31, 2021 and for the nine months ended September 30, 2022 and 2021, is intended to supplement the more detailed discussion that follows:

	As of	As of
Liquidity and capital resources (in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$77,960	$63,131
Marketable securities	$—	$18,975
Working capital	$62,366	$30,436
Stockholders' Equity (deficit)	$22,155	$(2,446)

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash provided by (used in):
Operating activities	$(23,510)	$26,085
Investing activities	18,977	(15,502)
Financing activities	9,792	(31,929)
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,259	$(21,346)

Operating Activities:

Cash used in operating activities for the nine months ended September 30, 2022 was $23.5 million and consisted of net income of approximately $5.6 million, offset by a decrease of approximately $15.9 million of non-cash items, including stock-based compensation, and depreciation and amortization. Further changes in cash flows from operations included a decrease in accrued expenses and other of approximately $53.8 million related primarily to the $54.3 million in payments towards our class action lawsuit settlement, an increase in other assets of approximately $3.7 million due to a tax credit receivable related to the CARES Act, an increase of approximately $3.8 million in accounts payable, a decrease in our post-marketing commitment liability of approximately $0.7 million, offset by a decrease of approximately $4.5 million in accounts receivable, a decrease of $3.2 million in prepaid expense, and a decrease in inventory of approximately $1.7 million.

Cash provided by operating activities for the nine months ended September 30, 2021 was $26.1 million and consisted of a net loss of approximately $33.4 million, offset by a decrease of approximately $39.5 million of non-cash items, including stock-based compensation, depreciation and amortization, loss on extinguishment of debt of approximately $3.8 million related to the write off of debt issuance costs and provision for credit loss recovery. Changes in our operating assets and liabilities include an increase in accrued expenses and other of approximately $3.7 million and an increase in inventory of approximately $3.8 million, offset by decreases of approximately $5.8 million in accounts receivable, net and other current assets, an increase of approximately $8.0 million in accounts payable, and a decrease in our post-marketing commitment liability of approximately $0.9 million.

Investing Activities:

Cash provided by investing activities for the nine months ended September 30, 2022 was approximately $19.0 million, compared to net cash used in investing activities of approximately $15.5 million for the same period in 2021, primarily due to maturity of available-for-sale securities.

Cash used in investing activities for the nine months ended September 30, 2021 consisted of approximately $38.0 million in purchases of available-for-sale securities, partially offset by maturities of approximately $22.6 million of available-for-sale securities.

Financing Activities:

Cash provided by financing activities for the nine months ended September 30, 2022 was approximately $9.8 million, representing the cash raised from the Purchase Agreement entered into on March 8, 2022 from Mr. Auerbach and Athyrium Opportunities IV Co-Invest 2 LP.

Cash used in financing activities for the nine months ended September 31, 2021 was $31.9 million and consisted of approximately $8.5 million for the payment of prepayment costs, end of loan payment costs and other extinguishment costs related to the credit facility with Oxford, approximately $1.9 million in payment of debt issuance costs related to the Athyrium Notes, and $20.0 million for installment payments relating to the milestone achieved under the license agreement with Pfizer.

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

At our option, we may prepay the outstanding principal balance of the notes in whole or in part, subject to a prepayment fee of 2.0% of the amount prepaid if the prepayment occurs on or prior to the second anniversary of the issuance date of such notes, plus the present value of remaining interest that would have accrued through and including the second anniversary date, and 2.0% of the amount prepaid if the prepayment occurs after the second anniversary but on or prior to the third anniversary of the issuance date of such notes.

On September 16, 2022, we entered into a third amendment to the Note Purchase Agreement in which the Secured Overnight Financing Rate (“SOFR”) is to be used in place of the LIBOR rate in calculating interest on the Athyrium Notes, beginning on October 1, 2022. The Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) adjusted three-month term SOFR for such interest period. The adjusted three-month term SOFR means, with respect to any interest period, the lesser of (a) the sum of (i) three-month term SOFR and (ii) 0.26161% (26.161 basis points) and (b) three and one-half of one percent (3.50%) per annum. The interest rate applicable to the Athyrium Notes during the period from September 16, 2022, until the expiration of the interest period ending on September 30, 2022, was equal to the sum of (a) eight percent (8.00%) plus (b) Adjusted Three-Month LIBOR. The modification of the Note Purchase Agreement did not meet the requirements of a debt extinguishment under ASC 470-50 - Debt Modifications and Exchanges and no gain or loss was recognized. The Company performed a quantitative analysis and determined that the terms of the new debt and original debt instrument are not substantially different. Accordingly, the September 16, 2022 amendment is accounted for as a debt modification.

The Athyrium Notes include affirmative and negative covenants applicable to us. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, and satisfy certain requirements regarding deposit accounts. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions. We are also required to achieve certain minimum product revenue targets, measured as of the last day of each fiscal quarter on a trailing year-to-date basis.

As of September 30, 2022, there were $102 million in term loans outstanding under the Athyrium Notes, representing all of our long-term debt outstanding as of that date, and we were in compliance with all applicable covenants.

Current and Future Financing Needs:

We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our research and development efforts and our commercialization efforts.

We may choose to begin new research and development efforts, or we may choose to launch additional marketing efforts. For example, we recently in-licensed alisertib from Takeda and assumed sole responsibility for its global development and commercialization. These efforts will likely require funding in addition to the cash and cash equivalents totaling approximately $78.0 million at September 30, 2022. While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will need to generate significant revenue to sustain operations, successfully commercialize neratinib and develop alisertib. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Our ability to obtain funding may be adversely impacted by uncertain market conditions, including the global COVID-19 pandemic, our success in commercializing neratinib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time.

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

Non-GAAP Financial Measures

In addition to our operating results, as calculated in accordance with Generally Accepted Accounting Principles ("GAAP") we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance. The following table presents our net loss and net loss per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation. For the three and nine months ended September 30, 2022, stock-based compensation represented approximately 8.0% and 8.9% of our operating expenses, respectively, compared to 9.5% and 18.7% for the same respective periods in 2021, in each case excluding cost of sales and acquired in-process research and development. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Adjusted Net Income (Loss) and

GAAP Net Income (Loss) Per Share to Non-GAAP Adjusted Net Income (Loss) Per Share

(in thousands except share and per share data)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
GAAP net (loss) income	$(360)		$(44,672)		$5,608		$(33,350)
Adjustments:
Stock-based compensation -
Selling, general and administrative (1)	1,938		2,950		6,248		23,282
Research and development (2)	892		1,332		2,950		5,099
Non-GAAP adjusted net income	$2,470		$(40,390)		$14,806		$(4,969)

GAAP net (loss) income per share—basic	$(0.01)		$(1.09)		$0.13		$(0.82)
Adjustment to net (loss) income (as detailed above)	0.06		0.10		0.20		0.70
Non-GAAP adjusted basic net income per share	$0.05	(3)	$(0.99)	(4)	$0.33	(3)	$(0.12)	(4)

GAAP net (loss) income per share—diluted	$(0.01)		$(1.09)		$0.13		$(0.82)
Adjustment to net (loss) income (as detailed above)	0.06		0.10		0.20		0.70
Non-GAAP adjusted diluted net income per share	$0.05	(5)	$(0.99)	(6)	$0.33	(5)	$(0.12)	(6)

(1)	To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2)	To reflect a non-cash charge to operating expense for research and development stock-based compensation.
(3)

Non-GAAP adjusted basic net income per share was calculated based on 45,567,739 and 44,290,432 weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2022, respectively.

(4)

Non-GAAP adjusted basic net loss per share was calculated based on 40,813,609 and 40,520,041 weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2021, respectively.

(5)

Non-GAAP adjusted diluted net income per share was calculated based on 45,797,841 and 44,464,682 weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2022, respectively.

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

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invested our excess cash primarily in cash equivalents such as money market investments as of September 30, 2022. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of borrowings outstanding under the "Athyrium Notes". As of September 30, 2022 the aggregate outstanding principal amounts of the Athyrium Notes was $100.0 million. The Athyrium Notes bear interest at a rate per annum equal to the sum of (a) 8.00% plus (b) the lesser of (x) three-month London Interbank Offered Rate ("LIBOR") and (y) 3.5% (or a comparable or successor rate that gives due consideration to the then prevailing rate used by commercial banks in the United States, which rate is reasonably determined by Athyrium) until September 30, 2022. As described in Note 10, we modified the interest paid, beginning October 1, 2022, to the adjusted three-month term SOFR and the lesser of (a) the sum of (i) three-month term SOFR and (ii) 0.26161% (26.161 basis points) and (b) three and one-half of one percent (3.50%) per annum. If overall interest rates had increased by one hundred basis points during the quarter ended September 30, 2022, our interest expense would have increased by $1.0 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Hsu v. Puma Biotechnology, Inc., et al.

On October 29, 2021, the parties informed the court that they had reached a settlement in principle. On November 9, 2021, the Court ordered the parties to file settlement documents by December 3, 2021. That same day, the court also clarified an earlier order by making clear that no judgment was entered against any party and that the court would retain jurisdiction over the settlement process. The parties' settlement provides that there will be no judgment for liability entered against the Company or its Chief Executive Officer, Alan H. Auerbach, and provides for two installment payments by the Company of approximately $27.1 million each, which were paid in January 2022 and June 2022. On December 29, 2021, the Court issued an order preliminarily approving the parties’ settlement. On August 3, 2022, the Court ordered final approval of the parties' settlement and dismissed the case. This matter is now concluded.

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

Legal Malpractice Suit

On September 17, 2020, the Company filed a lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. The Company is alleging legal malpractice based on the defendants’ negligent handling of the defense of the Company in Eshelman v. Puma Biotechnology, Inc., et al. as detailed above. The Company is seeking recovery of the entire amount awarded in Eshelman v. Puma Biotechnology, Inc., et al. and all legal fees and expenses incurred in appealing from the judgment and retrying the damages phase of the trial. On November 23, 2020, the defendant filed an answer to the complaint denying the allegations of negligence. The Company filed a voluntary dismissal of the legal malpractice action, without prejudice, on August 19, 2022. The Company intends to re-file the action after the conclusion of the re-trial of the damages phase of the Eshelman case.

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

 Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, Puma filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ’314 patent”) and 10,596,162 (“the ’162 patent”). (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al, 1:21CV01338 (D. Del. Sep. 22, 2021)). Puma’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ’314 and ’162 patents. Puma is an exclusive licensee of the ’314 and ’162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. Puma filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was recently reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. The parties filed a joint status report about the case and attended a teleconference with the Court on February 9, 2022. The parties submitted a joint discovery plan and proposed schedule for consideration by the Court on February 15, 2022. On February 16, 2022, Judge Kennelly entered a schedule for the case, including setting the matter for trial to begin on or after May 13, 2024. On May 27, 2022, AstraZeneca filed a motion for judgment on the pleadings, seeking a ruling from the Court that plaintiffs have no right to pursue or collect any monetary damages in this case based on activities that took place before the patents-in-suit were issued. The Court agreed with Plaintiffs, however, that AstraZeneca’s motion is premature. Accordingly, the Court denied AstraZeneca’s motion without prejudice, with leave to refile it at the time for summary judgment motions, which are anticipated no earlier than November 2023 under the current schedule. The parties are conducting fact discovery and preparing briefing relating to claim construction. The Court will hold a hearing in December 2022 to discuss the logistics for the Markman hearing, which is scheduled for January 2023.

Sandoz Litigation

On November 10, 2021, Puma filed suit against Sandoz, Inc. ("Sandoz") for infringement of U.S. Patent No. 7,399,865 B2 (“the '865 patent”) (Puma Biotechnology, Inc. et al. v. Sandoz Inc., 1:21CV19918 (D.N.J. Nov. 10, 2021) in the U.S. District Court for the District of New Jersey. The Complaint was filed within 45 days of Sandoz providing notice of its abbreviated new drug application (“ANDA”) seeking approval to market a generic version of Puma’s NERLYNX (neratinib) Tablets, 40 mg prior to the expiration of the '865 patent. Puma and Wyeth seek judgment that Sandoz’s purported ANDA product would, if allowed on the market, infringe the ‘865 patent, and ask that the Court order that, pursuant to 35 U.S.C. 271(e)(4)(A), the FDA’s approval of the Sandoz ANDA can be no earlier than the date the ‘865 patent expires. Sandoz has stated that, due to Paragraph III certifications filed for other patents listed in the Orange Book in conjunction with NERLYNX, Sandoz cannot launch its ANDA product until November 21, 2030, at the earliest. Puma’s complaint alleges that Sandoz has infringed the '865 patent by seeking approval to commercially manufacture, use, offer for sale, sell, and/or import a generic version of NERLYNX in the United States prior to the expiration of the '865 patent. Puma is the exclusive licensee of the '865 patent under the Pfizer Agreement. Wyeth is a co-plaintiff. Sandoz submitted its answer to the complaint on January 14, 2022 and asserted counterclaims challenging the ‘865 patent as invalid. Puma and Wyeth filed an answer to those counterclaims on February 4, 2022. The filing of Puma’s Complaint against Sandoz triggered a 30-month stay of marketing approval for Sandoz’s ANDA. The parties appeared before the Magistrate Judge on February 15, 2022, for an initial hearing, and submitted a scheduling order on February 18, 2022. The Magistrate Judge entered the scheduling order on February 22, 2022, and it has been modified since by agreement of the parties. The parties are currently engaged in fact discovery.

China Litigation

On January 18, 2022, Shanghai Acebright Pharmaceuticals Group Co., Ltd. (“Acebright”) filed an ANDA with the National Medical Products Administration in China (“NMPA”) seeking approval to market a generic version of Puma’s NERLYNX (neratinib) tablet, 40mg in China. Acebright seeks approval prior to the expiration of three patents listed on the China Patent Information Registration Platform for Marketed Drugs (“Chinese Orange Book”), namely, Chinese Patent Nos. ZL201410082103.7, ZL201080060546.6, and ZL200880118789.3 (“NERLYNX Patents”), alleging in a Type 4.2 patent declaration that its generic version of NERLYNX does not fall within the scope of the claims of NERLYNX Patents listed on the Chinese Orange Book. The patent declaration of Acebright was published on the Chinese Orange Book on January 19, 2022. On March 2, 2022, Puma filed petitions with the China National Intellectual Property Administration (“CNIPA”) and requested administrative determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX Patents listed on the Chinese Orange Book. Puma’s request for administrative determination was accepted by CNIPA on March 18, 2022. Puma has notified NMPA of the acceptance of the request for administrative determination for NMPA to institute a stay of Acebright’s ANDA for nine months. On July 11, 2022, CNIPA decided that claims 5 and 6 of patent No. ZL200880118789.3 are not eligible for registration in the Chinese Orange Book on the ground that these two pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms”, which are not eligible for listing in the Chinese Orange Book. On September 9, 2022, CNIPA decided that the generic drug in Acebright’s ANDA does not fall within the protection scope of claims 1, 3, 5 and 6 of patent No. ZL201410082103.7 and claims 1-4, 7 and 9-13 of patent No. ZL201080060546.6. The three CNIPA administrative decisions on NERLYNX Patents have lifted the stay of Acebright’s ANDA by NMPA. Puma has the right to appeal each CNIPA administrative decision within six months of receiving the decision. Puma also has the right to enforce NERLYNX Patents in civil litigation before the Chinese court.

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

We recently in-licensed alisertib, a new product candidate, for which we have assumed all responsibility for global development and commercialization. Our development of alisertib will be expensive, lengthy and unpredictable, and any failure to successfully develop alisertib will have a material adverse effect on our business and financial position.

In September 2022, we in-licensed alisertib, a new product candidate, from Takeda Pharmaceuticals, or Takeda. Pursuant to our exclusive license agreement with Takeda, we are responsible for global development and commercialization of alisertib. Clinical development of alisertib will be expensive, lengthy and unpredictable. Failure or delay can occur at any time during the development process. There are numerous risks associated with our planned development alisertib, including, among others:

●	We have no prior experience developing alisertib;
●

The results of pre-clinical studies and early clinical studies of alisertib may not be predictive of later clinical studies, and success in previous stages cannot ensure positive outcome of future stages of clinical studies;

●	Alisertib may fail to show the desired pharmacological properties or safety and efficacy traits despite having progressed through pre-clinical studies and early clinical studies;
●	Even if we complete clinical development of alisertib, the results may not be sufficient to obtain regulatory approval in the United States or other countries;
●	Our license agreement with Takeda may be terminated by Takeda if we materially breach the agreement, in which case we would lose all rights to develop and commercialize alisertib;
●

We plan to rely on third party contractors to formulate and manufacture alisertib for clinical trials and these third-party contractors may be unable to formulate and manufacture alisertib in the volume and quality we require;

●

We plan to rely on third-party contractors to conduct our clinical trials of alisertib and if those parties fail to perform their services within expected timelines or fail to comply with regulatory requirements, our development efforts could be delayed;

●	Clinical trials are expensive, time-consuming and difficult to design and implement;
●	Development of alisertib could distract management’s attention from other important aspects of our business

Even if we are successful in developing alisertib, we cannot assure you that we will be able to successfully commercialize alisertib. Any delays or failure in our development of alisertib could have material adverse effects on our business, operations and financial condition.

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

Recent Sales of Unregistered Securities

None.

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

3.2	Third Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2019, and incorporated herein by reference)

10.1+	Third Amendment to Note Purchase Agreement, dated September 16, 2022, by and between the Company and Athyrium Opportunities IV Co-Invest 1 LP, as Administrative Agent.

10.2+	Exclusive License Agreement, dated September 16, 2022, by and between the Company and Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited.

31.1+

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022

31.2+

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022

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

PUMA BIOTECHNOLOGY, INC.

Date: November 3, 2022	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Maximo F. Nougues
Maximo Nougues
Chief Financial Officer
(Principal Financial and Accounting Officer)