Form 10-K
period 2022-12-31
PUMA BIOTECHNOLOGY, INC.
filed 2023-03-02
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $111.9 million as of June 30, 2022, based upon the closing price of $2.85 per share of the registrant’s common stock on the NASDAQ Global Select Market on Thursday, June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 27, 2023, there were 46,641,255 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), are incorporated by reference into Part III of the Form 10-K to the extent stated herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and may be forward looking. These forward-looking statements include, but are not limited to, statements about:

•	the commercialization of NERLYNX® (neratinib) tablets ("NERLYNX");

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our drug candidates;

•	the impact of the global COVID-19 pandemic, and measures to control the spread of COVID-19, on business, financial condition, results of operations and ongoing trials;

•	the anticipated timing of regulatory filings;

•	the regulatory approval of our drug candidates;

•	our use of clinical research organizations ("CRO") and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products;

•	efforts of our sub-licensees to obtain regulatory approval and commercialize NERLYNX in areas outside the United States;

•	our ability to market any of our products;

•	our expectations regarding our costs and expenses;

•	our anticipated capital requirements and estimates regarding our needs for additional financing;

•	our ability to compete against other companies and research institutions;

•	our ability to secure adequate protection for our intellectual property;

•	our intention and ability to vigorously defend against any litigation to which we are or may become party;

•	our ability to in-license additional drugs;

•	our ability to attract and retain key personnel; and

•	our ability to obtain adequate financing.

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

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock, including those described in the section entitled “Item 1A. Risk Factors” in Part I of this Annual Report. These risks include, among others, the following:

•	We have incurred net losses and anticipate that we may incur net losses in the future and, therefore, may not be able to maintain profitability.

•	We are currently a single product company with limited commercial sales experience.

•	We may not be able to successfully commercialize NERLYNX.

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

•

NERLYNX, alisertib or our other drug candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any, as applicable.

•

NERLYNX is still under clinical development for various additional indications, and alisertib and our other products candidates are still under development, and we cannot be certain that we will be successful if we seek regulatory approvals for our drug candidates.

•

We have limited experience as a company in marketing or distributing pharmaceutical products. If we are unable to expand our marketing and sales capabilities and successfully commercialize NERLYNX, our business, results of operations and financial condition may be materially adversely affected.

•	We are exposed to the risks associated with reliance on a direct sales force to commercialize NERLYNX in the United States.

•	Our NERLYNX commercialization efforts may fail to achieve the degree of market acceptance by patients and physicians necessary for commercial success.

•	We depend on a limited number of customers for a significant amount of our total revenue, and if we lose any of our significant customers, our business could be harmed.

•

Even though the United States Food and Drug Administration ("FDA") and the European Commission ("EC") have granted approval of NERLYNX for the extended adjuvant treatment of certain patients with early stage, HER2-positive breast cancer and the FDA has granted approval for NERLYNX for the treatment of certain patients with metastatic HER2-positive breast cancer, the terms of the approvals may limit its commercial potential.

•

We are dependent on international third-party sub-licensees for the development and commercialization of NERLYNX in several countries outside the United States. The failure of these sub-licensees to meet their contractual, regulatory or other obligations could adversely affect our business.

•

We have no experience in drug formulation or manufacturing and rely exclusively on third parties to formulate and manufacture NERLYNX, alisertib and our other drug candidates, and any disruption or loss of these relationships could delay our development and commercialization efforts.

•	Our business, financial condition, results of operations and ongoing clinical trials have been and could continue to be harmed by the effects of the COVID-19 pandemic.

•	We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm us.

•	We depend significantly on in-licensed intellectual property, and the termination of these licenses would significantly harm our business and future prospects.

•

Our proprietary rights may not adequately protect our intellectual property and potential products, and if we cannot obtain adequate protection of our intellectual property and potential products, we may not be able to successfully market our potential products.

PART I

ITEM 1.	BUSINESS

Company Overview

Unless otherwise provided in this Annual Report, references to the “Company,” “we,” “us,” and “our” refer to Puma Biotechnology, Inc. and our wholly-owned subsidiaries

We are a biopharmaceutical company that develops and commercializes innovative products to enhance cancer care and improve treatment outcomes for patients. We are currently commercializing NERLYNX, an oral version of neratinib, for the treatment of HER2+ breast cancer. Additionally, we recently in-licensed, and are responsible for global development and commercialization of, alisertib. Alisertib is a selective, small-molecule inhibitor of aurora kinase A that is designed to disrupt mitosis leading to apoptosis of rapidly proliferating tumor cells that are dependent on aurora kinase A. Prior to our licensing alisertib from Takeda, alisertib was tested in over 1,300 patients who were treated across 22 company-sponsored trials resulting in a large, well-characterized clinical safety database. Based on information in this database, we believe alisertib has potential application in the treatment of range of different cancer types, including hormone receptor positive breast cancer, triple negative breast cancer, small cell lung cancer and head and neck cancer. We intend to pursue development of alisertib initially in small cell lung cancer and hormone receptor positive breast cancer.

The following figure provides an overview of our commercial product and product candidates.

*	EBC: Early breast cancer
**	MBC: Metastic breast cancer
***	HRc+: Hormone receptor positive

Neratinib

Breast cancer is the leading cause of cancer death among women worldwide, with approximately 1 million new cases reported each year and more than 400,000 deaths per year. Up to 20% of breast cancer tumors show over-expression of the HER2 protein. Women with breast cancer that over-expresses HER2, referred to as HER2-positive breast cancer, are at greater risk for disease progression and death than women whose tumors do not over-express HER2. Therapeutic strategies have been developed to block HER2 in order to improve the treatment of this type of breast cancer. Trastuzumab, pertuzumab, lapatinib, T-DM1, fam‐trastuzumab deruxtecan and tucatinib are all drugs are used as single agents, in combination with other drugs and in combination with chemotherapy to treat patients with HER2-positive breast cancer at various stages.

Neratinib is a potent irreversible TKI that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4. Based on pre-clinical studies and clinical trials to date, we believe that neratinib may offer an advantage over existing treatments that are used in the treatment of patients with HER2-positive breast cancer. We believe that by more potently inhibiting HER2 at a different site and acting via a mechanism different from other agents, neratinib may have therapeutic benefits in breast cancer patients who have been previously treated with these existing treatments, most notably due to its irreversible inhibition of the HER2 target enzyme.

NERLYNX, the commercial name for neratinib, is currently approved in the United States for two indications: the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy and for use in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens in metastatic setting. We also believe neratinib has potential clinical application in the treatment of several other cancers as well, including other tumor types that over-express or have a mutation in HER2 or epidermal growth factor receptor (“EGFR”), such as cervical cancer, lung cancer or other solid tumors.

We currently market NERLYNX in the United States using our direct specialty sales force consisting of approximately 40 sales specialists. Our sales specialists are supported by an experienced sales leadership team consisting of regional managers and directors, as well as a commercial team of experienced professionals in marketing, access and reimbursement, managed markets, marketing research, commercial operations and sales force planning and management. Outside the United States, we have entered into exclusive sub-license agreements with third parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. As of December 31, 2022, NERLYNX has received approval for the treatment of certain patients with extended adjuvant or metastatic HER2+ breast cancer in more than 18 countries outside the United States, including the European Union ("EU"), China, Latin America, Australia, Canada, and Hong Kong. We are currently a party to several sub-licenses in various regions outside the United States, including Europe (excluding Russia and Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, and various countries and territories in Central America, South America and Africa.

We have also implemented a managed access program for NERLYNX. Managed access programs provide physicians and patients access to medicines when there are limited or no other therapeutic options available. Our managed access program for NERLYNX enables participation from countries outside the United States where permitted by applicable rules, procedures and regulatory authorities. The program provides access to NERLYNX for the treatment of early stage HER2-positive breast cancer (extended adjuvant setting), HER2-positive metastatic breast cancer and HER2-mutated solid tumors. In order for patients to qualify for our managed access program they must be unable to participate in any ongoing NERLYNX clinical trial.

Alisertib

In September 2022, we entered into an exclusive license agreement with a subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) to license the worldwide research and development and commercial rights to alisertib. Alisertib is an investigational, reversible, ATP-competitive inhibitor that is designed to be highly selective for Aurora Kinase A. Inhibition of Aurora Kinase A leads to disruption of mitotic spindle apparatus assembly, disruption of chromosome segregation, and inhibition of cell proliferation. In clinical trials to date, alisertib had shown single agent activity and activity in combination with other cancer drugs in the treatment of many different types of cancers, including hormone receptor positive breast cancer, triple negative breast cancer, small cell lung cancer and head and neck cancer. Alisertib has also shown activity in previous clinical trials in peripheral T cell lymphoma and non Hodgkins lymphoma. Prior to our licensing alisertib from Takeda the drug was tested in over 1,300 patients who were treated across 22 company-sponsored trials resulting in a large well-characterized clinical safety database.

We intend to pursue the development of alisertib in hormone receptor positive breast cancer as well as small cell lung cancer based on the prior clinical data that has been generated. We also plan to evaluate alisertib in biomarker focused populations where it has shown a higher degree of activity, such as patients with c-myc amplification and RB1 loss/RB1 mutations, as we believe that this may provide a point of differentiation from the other drugs being developed in the treatment of these diseases. We expect to meet with the FDA in the first half of 2023 to discuss our alisertib clinical development plan. We also plan to discuss with the FDA its Project Optimus as it relates to the potential dosing schedule for alisertib. Project Optimus is an initiative launched by the FDA’s Oncology Center of Excellence in 2022 in effort to reform dose optimization and dose selection procedures used in oncology drug development.

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

•

Advance the development of alisertib. We intend to pursue the development of alisertib in hormone receptor positive breast cancer as well as small cell lung cancer based on the prior clinical data that has been generated. We also plan to evaluate alisertib in biomarker focused populations where it has shown a higher degree of activity, such as patients with c-myc amplification and RB1 loss/RB1 mutations, as we believe that this may provide a point of differentiation from the other drugs being developed in the treatment of these diseases. We expect to meet with the FDA in the first half of 2023 to discuss our alisertib clinical development plan. We also plan to discuss with the FDA its Project Optimus as it relates to the potential dosing schedule for alisertib.

•

Maximize the value of our programs by maintaining the flexibility to commercialize our drug candidates independently or through collaborative relationships with third parties. We are currently commercializing NERLYNX using a direct sales force in the United States and using sub-licensees in certain countries outside the United States. As we move additional drug candidates through development toward regulatory approval, we plan to evaluate several options for each drug candidate’s commercialization strategy. These options include building upon or leveraging our own internal sales force; entering into a joint marketing partnership with another pharmaceutical or biotechnology company, whereby we jointly sell and market the product; and out-licensing our product, whereby another pharmaceutical or biotechnology company sells and markets our product and pays us a royalty on sales. Our decision may be different for each product that reaches commercialization and will be based on a number of factors including capital necessary to execute on each option, size of the market to be addressed and terms of potential offers from other pharmaceutical and biotechnology companies.

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

Neratinib

HER2-Positive Breast Cancer Overview

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

Trastuzumab, pertuzumab, lapatinib, T-DM1, fam‐trastuzumab deruxtecan and tucatinib are all drugs that are used as single agents, in combination with other drugs and in combination with chemotherapy to treat patients with HER2-positive breast cancer at various stages.

Currently, the only treatment approved by the FDA for the treatment of neoadjuvant (newly diagnosed) HER2-positive breast cancer is the combination of pertuzumab plus trastuzumab and taxane chemotherapy. The FDA-approved treatments for the adjuvant treatment of HER2-positive early stage breast cancer are the combination of trastuzumab and chemotherapy, the combination of pertuzumab plus trastuzumab and chemotherapy, or Kadcyla, which is approved specifically in patients with HER2-positive early stage breast cancer with residual disease after neoadjuvant treatment. In addition, we are aware of numerous additional ongoing clinical trials involving other product candidates used alone or in combination with existing drugs to treat patients with breast cancer. In addition, we are also aware of a Phase III trial in patients with high risk HER2-positive early stage breast cancer with residual disease after neoadjuvant treatment that is testing the combination of Kadcyla plus tucatinib versus Kadcyla alone (the CompassHER2 RD Trial) as well as a Phase III trial in patients with high risk HER2-positive early stage breast cancer with residual disease after neoadjuvant treatment that is testing fam-trastuzumab deruxtecan versus Kadcyla alone (the DESTINY-Breast05 Trial).

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

Background on Neratinib

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

Neratinib—Early Stage Breast Cancer

Extended Adjuvant Breast Cancer

In 2017, the FDA approved NERLYNX (neratinib) for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. In 2018, the EC granted marketing authorization for NERLYNX in the EU for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab-based therapy. These approvals were obtained based on the two-year data obtained in our ExteNET trial.

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

As an inclusion criteria for the ExteNET trial, patients needed to have tumors that were HER2-positive using local assessment. In addition, as a pre-defined subgroup in the trial, patients had centralized HER2 testing performed on their tumor as well. At the time the two-year data was compiled, centralized HER2 testing had been performed on 1,704 (60%) of the patients in the ExteNET trial and further central testing on available samples was ongoing. For the 1,463 patients whose tumors were HER2-positive by central confirmation, the results of the trial demonstrated that treatment with neratinib resulted in a 49% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.51, p = 0.002). The two-year DFS rate for the centrally confirmed patients in the neratinib arm was 94.7% and the 2-year DFS rate for the centrally confirmed patients in the placebo arm was 90.6%. For the patients in the trial whose tumors were HER2-positive by central confirmation, the results of the trial demonstrated that treatment with neratinib resulted in a 51% reduction of risk of disease recurrence including DCIS or death versus placebo (hazard ratio = 0.49, p < 0.001). The two-year DFS-DCIS rate for the centrally confirmed patients in the neratinib arm was 94.7% and the two-year DFS rate for centrally confirmed patients in the placebo arm was 90.2%.

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

Five-Year ExteNET Data. In September 2017, we presented updated data from the ExteNET trial at the European Society of Medical Oncology ("ESMO") 2017 Congress in Madrid, Spain. The data represented a predefined five-year invasive disease-free survival ("iDFS"), analysis as a follow-up to the primary two-year iDFS analysis of the Phase III ExteNet trial. The results of the trial demonstrated that after a median follow up of 5.2 years, treatment with neratinib resulted in a 27% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.73, p = 0.008). The five-year iDFS rate for the neratinib arm was 90.2% and the 5-year iDFS rate for the placebo arm was 87.7%. The secondary endpoint of the trial was invasive disease-free survival including ductal carcinoma in situ (“iDFS-DCIS”). The results of the trial demonstrated that treatment with neratinib resulted in a 29% reduction of risk of disease recurrence, including DCIS or death versus placebo (hazard ratio = 0.71, p = 0.004). The five-year iDFS-DCIS rate for the neratinib arm was 89.7% and the five-year iDFS-DCIS rate for the placebo arm was 86.8%.

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

Table 1: Incidence of Treatment-Emergent Diarrhea

				Colestipol +	Dose	Neratinib Dose
				Loperamide	Escalation	Escalation
	Loperamide	Budesonide	Colestipol	Loperamide PRN	Scheme 1	Scheme 2
	(N=137)	(N=64)	(N=136)	(N=104)	(N=60)	(N=62)
Patient incidence of diarrhea by worst grade - n (%)
Any grade	109 (80)	55 (86)	113 (83)	99 (95)	59 (98)	61 (98)
Grade 1	33 (24)	15 (23)	38 (28)	34 (33)	24 (40)	23 (37)
Grade 2	34 (25)	22 (34)	47 (35)	31 (30)	27 (45)	21 (34)
Grade 3	42 (31)	18 (28)	28 (21)	34 (33)	8 (13)	17 (27)
Grade 4	0	0	0	0	0	0

Diarrhea leading to discontinuation	28 (20)	7 (11)	5 (4)	8 (8)	2 (3)	4 (6)

Hospitalization (due to diarrhea)	2 (1)	0	0	0	0	0

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

Neratinib—Metastatic Breast Cancer

In February 2020, the FDA approved our supplemental New Drug Application ("NDA") for the use of neratinib in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens in the metastatic setting. This approval was based on the results from our NALA trial.

Trials of Neratinib as a Single Agent. In 2009, Pfizer Inc. ("Pfizer") presented data at the CTRC-AACR San Antonio Breast Cancer Symposium from a Phase II trial of neratinib administered as a single agent to patients with HER2-positive metastatic breast cancer. Final results from this trial were published in the Journal of Clinical Oncology in March 2010.

The trial involved a total of 136 patients, 66 of whom had received prior treatment with trastuzumab and 70 of whom had not received prior treatment with trastuzumab. The results of the study showed that neratinib was reasonably well-tolerated among both the pretreated patients and the patients who had not received prior treatment with trastuzumab. Diarrhea was the most common side effect but was manageable with antidiarrheal agents and dose modification. Efficacy results from the trial showed that the objective response rate was 24% for patients who had received prior trastuzumab treatment and 56% for patients with no prior trastuzumab treatment. Furthermore, the median progression free survival ("PFS") was 22.3 weeks for the patients who had received prior trastuzumab and 39.6 weeks for the patients who had not received prior trastuzumab.

Data from a second Phase II study, in which patients with confirmed HER2-positive metastatic breast cancer who had failed treatment with trastuzumab and taxane chemotherapy were given neratinib in combination with capecitabine, was presented at the 2011 CTRC-AACR San Antonio Breast Cancer Symposium. The results of the study showed that the combination of neratinib and capecitabine had acceptable tolerability. The efficacy results from the trial showed that for the 61 patients in the trial who had not been previously treated with the HER2 targeted anti-cancer drug lapatinib, there was an overall response rate of 64% and a clinical benefit rate of 72%. In addition, for the seven patients in the trial who had previously been treated with lapatinib, there was an overall response rate of 57% and a clinical benefit rate of 71%. The median PFS for patients who had not received prior treatment with lapatinib was 40.3 weeks and the median PFS for the patients who had received prior lapatinib treatment was 35.9 weeks.

NALA. In February 2013, we reached agreement with the FDA under a Special Protocol Assessment ("SPA") for our Phase III clinical trial (PUMA-NER-1301 or the NALA trial) of neratinib in patients with HER2-positive metastatic breast cancer who have failed two or more prior treatments (third-line disease). An SPA is a written agreement between the trial’s sponsor and the FDA regarding the design, endpoints, and planned statistical analysis of the Phase III trial with respect to the effectiveness of neratinib for the indication to be studied to support a NDA. The European Medicines Agency ("EMA") also provided follow-on Scientific Advice ("SA") consistent with that of the FDA regarding our Phase III trial design and endpoints used for such design to support the submission of an marketing authorization application ("MAA") in the EU.

Pursuant to the SPA and SA, the Phase III NALA trial was designed as a randomized controlled trial of neratinib plus capecitabine versus Tykerb® (lapatinib) plus capecitabine in patients with third-line HER2-positive metastatic breast cancer. The trial enrolled 621 patients who were randomized (1:1) to receive either neratinib plus capecitabine or lapatinib plus capecitabine. The trial was conducted globally at sites in North America, Europe, Asia-Pacific and South America. The co-primary endpoints of the trial were centrally confirmed PFS and overall survival (“OS”). An alpha level of 1% was allocated to the PFS and 4% allocated to OS.

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

The primary endpoint of the trial was CNS Objective Response Rate according to a composite criteria that included volumetric brain MRI measurements, steroid use, neurological signs and symptoms, and Response Evaluation Criteria in Solid Tumors ("RECIST") evaluation for non-CNS sites. The secondary endpoint of the trial was CNS response by Response Assessment in Neuro-Oncology-Brain Metastases (“RANO-BM”), criteria. The efficacy results from the trial showed that 49% of patients experienced a CNS Objective Response by the composite criteria. The results also showed that the CNS response rate using the RANO-BM criteria was 24%. The median time to CNS progression was 5.5 months and the median overall survival was 13.5 months, though 49% of patients remain alive and survival data are immature.

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

Updated results from TBCRC-022 were presented in December 2022 at the 2022 San Antonio Breast Cancer Symposium This presentation outlined updates from three cohorts: 4A – patients with previously untreated Breast Cancer Brain Metastases (“BCBM”); 4B – patients with BCBM progressing after prior local CNS-directed therapy without prior T-DM1 exposure; and 4C – patients with BCBM progressing after prior local CNS-directed therapy with previous T-DM1 exposure. Patients with measurable HER2-positive BCBM received neratinib 160 mg orally once daily plus T-DM1 3.6 mg/kg intravenously every 21 days in the three parallel-enrolling cohorts. Diarrhea prophylaxis with colestipol and loperamide was required during cycle 1. All enrolled patients underwent a brain MRI plus CT scan of the chest/abdomen/pelvis every six weeks for 18 weeks, followed by every nine weeks thereafter.

The primary endpoint, Response Assessment in Neuro-Oncology-Brain Metastases (“RANO-BM”), was evaluated in each cohort separately. The efficacy results from the trial showed that CNS Objective Response Rate by RANO-BM was 33.3% of patients in cohort 4A, 29.4% in cohort 4B, and 28.6% in cohort 4C. Rates of response + stable disease greater than or equal to 6 months were 50% in cohort 4A, 35.3% in cohort 4B, and 33.3% in cohort 4C.

Intracranial activity was observed for the combination of neratinib plus T-DM1 in all three cohorts, including in patients with prior T-DM1 exposure, suggesting a reversal of resistance to T-DM1. Overall, the most frequently observed adverse event was diarrhea, grade 2 (32%) and grade 3 (23%).

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

Neratinib—Other Potential Applications

While we believe neratinib has potential applications in other diseases, such as HER2 Mutation-Positive Solid Tumors, HER2-Mutated, Non-Amplified Breast Cancer and EGFR Exon 18 Mutated Non Small Cell Lung Cancer, we are not currently pursuing additional development in these indications at this time.

Alisertib

Alisertib is an investigational reversible, ATP-competitive inhibitor that is designed to be highly selective for Aurora Kinase A. Inhibition of Aurora Kinase A leads to disruption of mitotic spindle apparatus assembly, disruption of chromosome segregation, and inhibition of cell proliferation. In clinical trials to date, alisertib had shown single agent activity and activity in combination with other cancer drugs in the treatment of many different types of cancers, including hormone receptor positive breast cancer, triple negative breast cancer, small cell lung cancer and head and neck cancer. The drug has also shown activity in previous clinical trials in peripheral T cell lymphoma and non Hodgkins lymphoma. Prior to our licensing alisertib from Takeda the drug was tested in over 1,300 patients who were treated across 22 company sponsored trials resulting in a large well characterized clinical safety database.

We intend to pursue the development of alisertib in hormone receptor positive breast cancer as well as small cell lung cancer based on the prior clinical data that has been generated. We also plan to evaluate alisertib in biomarker focused populations where it has shown a higher degree of activity, such as patients with c-myc amplification and RB1 loss/RB1 mutations, as we believe that this may provide a point of differentiation from the other drugs being developed in the treatment of these diseases. We expect to meet with the FDA in the first half of 2023 to discuss our alisertib clinical development plan. We also plan to discuss with the FDA the FDA’s Project Optimus, an initiative launched by the FDA’s Oncology Center of Excellence in 2022 in effort to reform dose optimization and dose selection procedures used in oncology drug development, in relation to the potential dosing schedule for alisertib.

Alisertib in Small Cell Lung Cancer

In a Phase II trial that was published in Lancet Oncology in 2015, alisertib was tested as a single agent in several cohorts of patients with solid tumors. These included small cell lung cancer as well as breast cancer. In small cell lung cancer, the study design involved the administration of alisertib to patients with small cell lung cancer who had previously received up to two prior cytotoxic regimens in the metastatic setting. Patients were administered alisertib monotherapy at a dose of 50 mg twice a day (“BID”) for seven days followed by a 14-day break.

In patients with chemotherapy sensitive disease, alisertib resulted in a response rate of 19% and a duration of response of 3.1 months. For the patients with chemotherapy refractory disease or chemotherapy resistant disease, alisertib resulted in a response rate of 25% and a duration of response of 4.3 months. The main grade 3 or higher adverse events (“AEs”) seen in the trial were neutropenia, anemia, leukopenia and thrombocytopenia.

Alisertib was also tested in a randomized Phase II trial of paclitaxel plus alisertib versus paclitaxel plus placebo in patients with second line small cell lung cancer, the results of which were published in the Journal of Thoracic Oncology in 2020. In the trial, alisertib was dosed at 40 mg BID for 3 weeks on days 1–3, 8–10, and 15–17 plus paclitaxel (60 mg/m2 intravenously on days 1, 8, and 15) whereas the comparator arm received placebo plus paclitaxel (80 mg/m2 intravenously on days 1, 8, and 15) in 28-day cycles.

Randomization was stratified by type of relapse after primary treatment, based on the common definition for each type (with sensitive defined as relapsed greater than 90 but less than 180 days after primary treatment and resistant or refractory defined as relapsed less than or equal to 90 days after primary treatment). The protocol was initially written by the sponsor to record relapse type as the time from initial response. The protocol was corrected approximately midway through the trial to correct the stratification definition of relapse type after primary treatment so that relapses were recorded “from last administration of platinum-based chemotherapy,” which is in line with the NCCN treatment guidelines and clinical treatment practice rather than “from initial response.” To maintain balance, the primary end point of PFS was analyzed by using the original stratification definition of relapse type. However, a sensitivity analysis which used the corrected stratification definition was also performed. The trial also incorporated an extensive biomarker analysis with a prespecified analysis of c-Myc expression and a [post-hoc] retrospective analysis of genetic alterations in circulating tumor DNA (“ctDNA”) with clinical outcome

The primary endpoint in the trial was PFS. For the intent to treat (“ITT”) population the hazard ratio using the original definition was 0.77 with a p value of 0.113. Using the corrected definition of relapse type, the hazard ratio was 0.71 with a p value of 0.038. For the patients with chemotherapy resistant or refractory relapse the hazard ratio was 0.66 with a p value of 0.037. For the ITT population the OS data showed a hazard ratio of 0.87 with a p value of 0.714 and using the corrected definition the hazard ratio was 0.79 with a p value of 0.209. Higher rates of grade 3 or higher AEs were seen in the alisertib arm for neutropenia, anemia and decreased neutrophil count.

For the patients in the trial who were found to be positive for c-myc expression by immunohistochemistry the hazard ratio in the trial was 0.29 with a median PFS for the paclitaxel plus alisertib arm of 4.64 months and a median PFS for the placebo plus paclitaxel arm of 2.27 months. The trial also incorporated an analysis of patients with alterations in cell cycle genes including cyclin-dependent kinase 6 gene (CDK6), retinoblastoma-like 1 gene (RBL1), retinoblastoma-like 2 gene (RBL2), and retinoblastoma 1 gene (RB1). Of note RB1 mutations were the most frequently mutation with approximately 60% of the patients having RB1 mutations while CDK6, RBL1 and RBL2 mutations were found with very low frequency. For patients with cell cycles mutations (RB1, CDK6, RBL1 and RBL2), the PFS in the paclitaxel plus alisertib arm was 3.68 months while the placebo plus paclitaxel arm was 1.8 months and the hazard ratio was 0.395 with a p value of 0.003. The overall survival in this subgroup of patients was 7.2 months for the alisertib arm and 4.47 months for the placebo arm with a hazard ratio of 0.427 and a p value of 0.00085.

Development plan. In the United States the incidence of small cell lung cancer is approximately 31,000 to 33,000 patients per year with approximately 17,000 to 18,000 deaths per year. There are two biomarkers of interest, c-myc amplifications and RB1 mutations/deletions, that we intend to study with alisertib based on the previous clinical trial results which may provide differentiation from the other drugs in development. According to the published biomarker data from the alisertib clinical trial, approximately 72% of small cell lung cancer patient samples had c-myc amplifications and approximately 60-80% of small cell lung cancer patient samples had RB1 mutations.

Alisertib in Breast Cancer

In the same Phase II trial of alisertib monotherapy that was published in Lancet Oncology in 2015, alisertib was also tested in patients with HER2 negative, hormone receptor positive breast cancer, HER2 positive breast cancer and triple negative breast cancer. Patients were administered alisertib monotherapy at a dose of 50 mg BID for seven days followed by a 14 day break. In the cohort of patients with HER2 negative, hormone receptor positive breast cancer, treatment with alisertib resulted in a response rate of 23% with a PFS of 7.9 months. The main grade 3/4 AEs seen were neutropenia, leukopenia, stomatitis and fatigue

Alisertib was also tested in a randomized Phase II trial in hormone receptor positive, HER2 negative metastatic breast cancer patients that was presented at the San Antonio Breast Cancer Symposium in 2020. In this trial alisertib was dosed at 50 mg BID on days 1-3, 8-10 and 15-17 on a 28 day cycle while fulvestrant was dosed at its approved dose of 500 mg IM on days 1 and 15. The baseline characteristics from the trial were well balanced although a higher percentage of patients with prior chemotherapy given in the metastatic setting were present in the alisertib plus fulvestrant arm. Of note, patients were required to have been treated with prior fulvestrant as an inclusion criteria for the trial.

The results from the trial showed a response rate of 17.8% in the alisertib alone arm and 20.0% in the alisertib plus fulvestrant arm. The PFS was 5.6 months in the alisertib alone arm and 5.1 months in the alisertib plus fulvestrant arm. The main AEs seen in the trial were similar to the prior monotherapy trial with incindences of neutropenia, anemia, and decreases in white blood cells and lymphocytes seen.

Alisertib was also tested in a randomized Phase II trial in hormone receptor positive, HER2 negative metastatic breast cancer and triple negative breast cancer patients, which was published in JAMA Network Open in 2021, in which patients were randomized to receive either paclitaxel plus alisertib or paclitaxel alone. In this trial alisertib was dosed at 40 mg BID on days 1-3, 8-10 and 15-17 on a 28 day cycle while paclitaxel was dosed at 60 mg/m2 on days 1, 8 and 15 of a 28 day cycle. In the control arm paclitaxel was dosed at 90 mg/m2 on days 1, 8 and 15 of a 28 day cycle

The combination of paclitaxel plus alisertib resulted in a statistically significant improvement in PFS with a hazard ratio of 0.56 and a p value of 0.005. The median PFS in the paclitaxel plus alisertib arm was 10.2 months and the median PFS in the paclitaxel alone arm was 7.1 months. Treatment with paclitaxel plus alisertib resulted in a numerically higher but not statistically significant improvement in overall survival with the median OS for the paclitaxel plus alisertib arm was 26.3 months versus 25.1 months for the single agent paclitaxel arm of the trial which resulted in a hazard ratio of 0.89 and a p value of 0.61

The standard of care for the first line treatment of hormone receptor positive, HER2 negative metastatic breast cancer in the United States is treatment with Cyclin-dependent kinases (CDK) 4/6 inhibitors (CDK 4/6 inhibitors). In the cohort of patients in the trial who were treated with CDK 4/6 inhibitors, the combination of paclitaxel plus alisertib resulted in a median PFS of 13.9 months while paclitaxel alone resulted in a median PFS of 5.6 months. The hazard ratio was 0.59 with a p value of 0.19

In the cohort of patients with triple negative breast cancer, the combination of paclitaxel plus alisertib resulted in an improvement in PFS with a hazard ratio of 0.35 and a p value of 0.022. The median PFS in the paclitaxel plus alisertib arm was 9.6 months and the median PFS in the paclitaxel plus placebo arm was 5.7 months. Treatment with paclitaxel plus alisertib resulted in a higher but not statistically significant improvement in overall survival with the median OS for the paclitaxel plus alisertib arm was 16 months versus 12.7 months for the paclitaxel alone arm of the trial which resulted in a hazard ratio of 0.51 and a p value of 0.09.

Higher rates of grade 3 or higher AEs were seen in the paclitaxel plus alisertib arm for neutropenia, leukopenia, diarrhea, mucositis and stomatitis.

Development plan. In the United States the incidence of hormone receptor positive HER2 negative breast cancer is 40,000 patients per year with 29,700 deaths per year. There are two biomarkers of interest that we intend to study with alisertib, c-myc amplifications and RB1 mutations/deletions. According to biomarker analyses from clinical trials, approximately 50% of hormone receptor positive breast cancer tumors may have c-myc amplifications and approximately 2-9% of hormone receptor positive HER2 negative breast cancer samples have RB1 mutations detected at the time of resistance to cdk4/6 inhibitors.

Clinical Testing of Our Product Candidates

Any product candidates we seek to develop will require extensive pre-clinical and clinical testing to determine its safety and efficacy in the potential applications prior to seeking and obtaining regulatory approval. This process is expensive and time consuming. In completing these trials, we are dependent upon third-party consultants, consisting mainly of investigators and collaborators, who will conduct such trials.

We and our third-party consultants conduct pre-clinical testing in accordance with Good Laboratory Practices ("GLP") and clinical testing in accordance with Good Clinical Practice standards ("GCP") which are international ethical and scientific quality standards utilized for pre-clinical and clinical testing, respectively. GCP is the standard for the design, conduct, performance, monitoring, auditing, recording, analysis and reporting of clinical trials and the FDA requires compliance with GCP regulations in the conduct of clinical trials. Additionally, our pre-clinical and clinical testing completed in the EU is conducted in accordance with applicable EU standards, such as the EU Clinical Trials Directive (Directive 2001/20/EC of April 4, 2001), and the national laws of the 27 EU member states, implementing its provisions.

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

Competition

The development and commercialization of new products to treat cancer is highly competitive. Significant financial resources are invested in research, development and commercialization of new cancer products. We have faced and will likely continue to face considerable competition from major pharmaceutical, biotechnology and specialty cancer companies. Our competitors include, but are not limited to, Genentech, Novartis, Roche, Boehringer Ingelheim, Lilly, Takeda, Daiichi Sankyo, Jazz and Seagen. Daiichi Sankyo and Jazz are developing their drugs for the treatment of small cell lung cancer. All of the other competitors are developing their drugs for the treatment of early stage and/or metastatic HER2-positive breast cancer and/or for cancers that have a HER2 mutation. In addition, we are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of cancer.

We are a small biotechnology company with a limited history of sales, marketing, operations and commercial manufacturing. Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and enrolling subjects for our clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

We could see a reduction or elimination of our commercial opportunity if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we or our collaborators may develop. Our competitors also may obtain FDA or foreign regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market.

We anticipate that we will continue to face significant competition in the ongoing commercialization of NERLYNX and the commercialization of any of our drug candidates that receive marketing approval. Our competition will be determined by several factors including but not limited to the specific indications approved, the timing of any approvals as well as competitive activity and entrants within this space. We expect that competition among products approved for sale will be based on various factors, including safety, efficacy, pricing and contracting, patient support services, access and reimbursement, formulary and pathway adoption as well as patent position.

Sales and Marketing

United States

We currently have an oncology sales force in the United States comprised of approximately 40 sales specialists, 10 clinical nurse educators and five strategic account managers who are focused on promoting NERLYNX to oncologists and the oncology care team. This sales force is supported by an experienced leadership team consisting of regional business leaders and a VP of sales. In addition, the broader commercial team is comprised of experienced professionals in marketing, training, sales operations, global product strategy as well as access and reimbursement. In addition, our commercial infrastructure includes capabilities in manufacturing, medical affairs, quality control, and compliance. It is also supported from a clinical expertise and cancer landscape perspective by our medical affairs group.

We launched NERLYNX in the United States in July 2017 with the goal of establishing NERLYNX as the standard of care for the extended adjuvant treatment of adult patients with early stage HER2-positive breast cancer to follow adjuvant trastuzumab-based therapy. In Feb 2020, NERLYNX was also approved in the United States in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 based regimens in the metastatic setting.

We believe that the key priorities to achieve our goal of establishing NERLYNX as a standard of care treatment include:

•	Educating healthcare providers about the evolving clinical data for NERLYNX and its ability to reduce the risk of recurrence in the extended adjuvant setting for woman battling HER2+ breast cancer;

•	Educating HER2+ breast cancer patients about the risks of recurrence and empowering them to ask their MDs if NERLYNX is an appropriate option for them;

•	Removing access barriers by ensuring broad insurance coverage; and

•	Providing patients with appropriate co-pay support as well as tools and resources to better maintain persistency and compliance.

In the United States, we sell our products through a specialty pharmacy network and special distributor network. The specialty pharmacy network sells directly to patients and consists of Acaria Health, Accredo, CVS, ONCO 360, Optimum/Diplomat and Biologics. Our specialty distributor network sells to hospitals, physician practices and other sites of care and consists of McKesson, ASD/Oncology Supply, Cardinal Health and DMS Pharmaceutical Group.

International

Outside the United States, we seek to enter into exclusive sub-license agreements with third parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. In 2018, the EC granted a marketing authorization for NERLYNX in the EU for the extended adjuvant treatment of adult patients with early-stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who completed adjuvant trastuzumab-based therapy less than one year ago. In December 2021, NERLYNX (neratinib) was included in the updated National Reimbursement Drug List ("NRDL") by the China National Healthcare Security Administration for patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer after adjuvant trastuzumab based therapy. The addition of NERLYNX to the China NRDL now enables broad access to neratinib to more women throughout China. We continue to pursue commercialization of NERLYNX in Europe and other countries outside the United States, where approved. The following table shows the HER2+ breast cancer approvals for NERLYNX by disease and country:

Extended adjuvant		Metastatic
United States	Jul-17	United States	Feb-20
European Union	Aug-18	Argentina	Jan-21
Australia	Mar-19	Peru	Mar-21
Canada	Jul-19	Chile	May-21
Argentina	Aug-19	Canada	Jun-21
Hong Kong	Oct-19	Taiwan	Oct-21
Singapore	Nov-19	Israel	Jul-22
Switzerland	Mar-20	Equador	Aug-22
Brunei	Apr-20	Singapore	Sep-22
China	Apr-20
Chile	Apr-20
New Zealand	Jun-20
Taiwan	Jun-20
Ecuador	Jul-20
Malaysia	Jul-20
Peru	Mar-21
Macau	Aug-21
South Korea	Oct-21
Brazil	Dec-21
Mexico	Jan-22
Philippines	Jun-22
Israel	Jul-22

We currently have sub-licenses in each of these regions with third parties that are commercializing NERLYNX in their respective geography.

Intellectual Property and License Agreements

Neratinib Patent Portfolio

We hold a worldwide exclusive license under our license agreement with Pfizer, as amended (the “Pfizer Agreement”) to 21 granted U.S. patents and four pending U.S. patent applications, as well as foreign counterparts thereof, and other patent applications and patents claiming priority therefrom to develop and commercialize certain compounds, including neratinib.

In the United States, we have a license to an issued patent, which is set to expire in 2030, for the composition of matter of neratinib, our lead compound. We also have a license to an issued U.S. patent for the use of neratinib in the treatment of breast cancer, which is currently set to expire in 2025, an issued patent for the use of neratinib in the extended adjuvant treatment of early stage HER2-positive breast cancer that has previously been treated with a trastuzumab containing regimen that expires in 2030, two issued patents for the use of neratinib in combination with capecitabine the latter of which is set to expire in 2031 and two issued patents for the formulation of NERLYNX® that are set to expire in 2030, two issued patents for the polymorphic forms of neratinib which are set to expire in 2028, one issued patent for the preparation of the polymorphic forms of neratinib which is set to expire in 2028, and three issued patents for the use of the polymorphic forms of neratinib in the treatment of breast cancer which are set to expire in 2028. In jurisdictions which permit such, we will seek patent term extensions where possible for certain of our patents (discussed further below, including in “Government Regulation”). We plan to pursue additional patents in and outside the United States, based on our existing neratinib patent portfolio, that covers neratinib composition, formulations, and combinations and uses thereof, and additional therapeutic uses of neratinib. In addition, we will pursue patent protection for any new discoveries or inventions made in the course of our development of neratinib.

In the United States, marketing approval for neratinib was obtained on July 17, 2017, which provided five years of regulatory exclusivity. Marketing approval in the United States for neratinib in combination with capecitabine was obtained on February 25, 2020, which provided three years of regulatory exclusivity. Requests for patent term extension under the Hatch-Waxman Act have been filed for two patents in the United States: U.S. Patent No. 7,399,865 and U.S. Patent No. 9,211,291. We elected to apply patent term extension to U.S. Patent No. 7,399,865. The U.S. Patent and Trademark Office ("USPTO") has determined that U.S. Patent No. 7,399,865 is eligible for five years of patent term extension. U.S. Patent No. 7,399,865 Patent Term Extension (PTE) Certificate issued on November 19, 2021. U.S. Patent No. 7,399,865 will expire December 29, 2030. See “Government Regulation” below. If we obtain marketing approval in the United States for new uses or combination therapies for neratinib, we may be eligible for additional periods of regulatory exclusivity, such as three-year market exclusivity covering the new use. If we obtain market approval for neratinib or other drug candidates or in certain jurisdictions outside the United States, we may be eligible for regulatory protection, such as eight to eleven years of data and marketing exclusivity are potentially available for new drugs in the EU; up to five years of patent extension are potentially available in Europe (Supplemental Protection Certificate), and eight years of data exclusivity are potentially available in Japan. In Europe, marketing approval for neratinib was obtained on August 31, 2018, which provided 10 years of regulatory exclusivity. Between 2019 and 2022, marketing approval for neratinib was obtained in Argentina, Brazil, Brunei, Canada, Chile, China, Ecuador, Hong Kong, Israel, Malaysia, Mexico, Singapore and Taiwan. Where available and eligible, regulatory or data exclusivity has been obtained, or is currently being pursued in these jurisdictions outside the United States and Europe. Patent term extension or supplemental protection certificate are being, or will be, pursued in jurisdictions where available and eligible, including Chile, Europe and Taiwan. We are pursuing patent term extension in the form of patent term adjustment (PTA), in market approved jurisdictions where PTA is available. Where PTA requests require proceedings in a court setting, there is no guarantee that such PTA requests will be granted. Current market approved jurisdictions where patent term extensions or supplemental protection certificates are not available, not eligible, or not pursued, include Argentina, Brunei, Canada, China, Ecuador, Hong Kong, Israel, Malaysia and Singapore. There can be no assurance that we will qualify for any such regulatory exclusivity, or that any such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies. See “Government Regulation” below.

On November 28, 2011, a Boehringer Ingelheim entity filed an opposition to European Patent No. EP1848414, which was licensed from Pfizer in 2011, and which included specific claims to a pharmaceutical composition for use in treating cancer in a subject with a cancer having a mutation in epidermal growth factor receptor with a T790M mutation. Oral proceedings were held before the Opposition Division of the European Patent Office in Munich, Germany on February 4, 2014. The decision of the Opposition Division was to uphold the granted claims of the European patent that relate to the T790M mutation without any modification. This included specific claims to a pharmaceutical composition comprising an irreversible epidermal growth factor receptor inhibitor for use in treating cancer in a subject having a T790M mutation, and claims for the pharmaceutical composition for use in the treatment of numerous cancers, including lung cancer and non-small cell lung cancer. Both parties appealed this decision. The opposition was rejected as inadmissible by the Board of Appeal of the European Patent Office on December 1, 2020, and the EP1848414 patent was upheld as originally granted. We have filed Supplemental Protection Certificate applications in the countries the EP1848414 patent was validated. Of these Supplemental Protection Certificate applications, five have been granted, one is pending grant, four have been abandoned and the remaining are in active prosecution.

An Opposition was filed by Hexal AG ("Hexal") on August 3, 2016 against European Patent No. EP2416774 which was licensed from Pfizer in 2011, and which claims neratinib for use in a method for treating HER-2/neu overexpressed/amplified cancer and improving IDFS, wherein the method comprises delivering neratinib therapy to HER-2/neu overexpressed/amplified cancer patients following the completion of at least one year of trastuzumab adjuvant therapy, and wherein the neratinib therapy comprises treating the cancer patients with neratinib for at least twelve months. An oral hearing was held December 8, 2017, wherein the patent was maintained as granted. Following an appeal filed by Hexal, the Board of Appeal of the European Patent Office rejected the claims as granted and all pending auxiliary requests during the oral hearing of September 2, 2021. Before issuance of a decision, we withdrew approval of the text in which the patent was granted and all pending auxiliary requests, thereby revoking the patent and concluding the appeal. A divisional application is pending in this family and the intention to grant a European patent for application No. 15188350.1 was issued by the European Patent Office on September 19, 2022.

On October 4, 2017, Hexal also filed an Opposition to European Patent No. EP2326329 which was licensed from Pfizer in 2011, and which claims a combination of neratinib and pharmaceutically acceptable salts thereof with capecitabine for use in a method of treating an Erb-2 positive metastatic breast cancer. An oral hearing was held on February 13, 2019, wherein the patent was maintained as granted. Hexal then appealed, the Board of Appeal of the European Patent Office rejected the claims as granted and the pending auxiliary request during the oral hearing of November 16, 2022. Before issuance of a decision, we withdrew approval of the text in which the patent was granted and the pending auxiliary request, thereby revoking the patent and concluding the appeal. A divisional application, EP 3175853, remains pending in this family.

On May 21, 2020, Hexal also filed an Opposition to European Patent No. EP2498756, which was licensed from Pfizer in 2011, and which claims, inter alia, tablet formulations of neratinib maleate comprising intragranular and extragranular components. An oral hearing was held on April 8, 2022, wherein the patent has been maintained in amended form. The Interlocutory Decision of the Opposition Division was issued on July 25, 2022. Hexal, has not appealed the decision within the prescribed time and the Interlocutory Decision became final.

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

Alisertib Patent Portfolio

We hold a worldwide exclusive license under our license agreement with Takeda (the “Takeda Agreement”), to 21 granted U.S. patents and 5 pending U.S. patent applications, as well as foreign counterparts thereof, and other patent applications and patents claiming priority therefrom for a total of approximately 439 foreign patents and patent applications to develop and commercialize alisertib.

We have a license to issued U.S. patents that include species claims and genus claims to the composition of matter of alisertib which are set to expire in 2029 and 2027, respectively, not including any extension for Hatch-Waxman exclusivity. We also have issued U.S. patents for the use of alisertib in combination with other agents in the treatment of proliferative disorders, including small-cell lung cancer and breast cancer, which are currently set to expire in 2032, 2033 and 2034, respectively, not including any extension for Hatch-Waxman exclusivity.

We plan to pursue additional patents in and outside the United States, based on our existing alisertib patent portfolio, that covers alisertib composition, formulations, combinations and uses thereof, and additional therapeutic uses of alisertib. In addition, we will pursue patent protection for any new discoveries or inventions made in the course of our development of alisertib.

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

In-License Agreements

Pfizer License Agreement

We license the worldwide exclusive rights for the development, manufacture and commercialization of neratinib (oral), neratinib (intravenous), PB357, and certain related compounds from Pfizer. Under the Pfizer Agreement, Pfizer was obligated to transfer to us certain information, records, regulatory filings, materials and inventory controlled by Pfizer and relating to or useful for developing these compounds and to continue to conduct certain ongoing clinical studies until a certain time. After that time, we were obligated to continue such studies pursuant to an approved development plan, including after the license agreement terminates for reasons unrelated to Pfizer’s breach of the license agreement, subject to certain specified exceptions. We were also obligated to commence a new clinical trial for a product containing one of these compounds within a specified period of time and use commercially reasonable efforts to complete such trial and achieve certain milestones as provided in a development plan. If certain of our out-of-pocket costs in completing such studies exceed a mutually agreed amount, Pfizer was obligated to pay for certain additional out-of-pocket costs to complete such studies. We must use commercially reasonable efforts to develop and commercialize products containing these compounds in specified major-market countries and other countries in which we believe it is commercially reasonable to develop and commercialize such products. In July 2021, we entered into a confirmatory agreement with Pfizer and Wyeth LLC (“Wyeth”), confirming that the rights granted to us by Pfizer under the Pfizer Agreement included Wyeth's rights in neratinib (oral), neratinib (intravenous), PB357, and certain related compounds.

As consideration for the license, we are required to make payments totaling $187.5 million upon the achievements of certain milestones if all such milestones are achieved. FDA approval of NERLYNX in July 2017 triggered a one-time milestone payment. In June 2020, we entered into a letter agreement (the "Letter Agreement") with Pfizer relating to the method of payment associated with a one-time milestone payment under the Pfizer Agreement. The Letter Agreement permits us to make the milestone payment in installments with portions of the amount payable to Pfizer (including interest) made in June and November 2020 for approximately $20.6 million in the aggregate and the remaining portion to be made in September 2021 for approximately $21.9 million. Unpaid portions of the milestone payment accrued interest at 6.25% per annum until paid. The installment payments and accrued interest are included in accrued in-licensed rights on the accompanying consolidated balance sheets.

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

Takeda License Agreement

In September 2022, we entered an exclusive license agreement with Takeda to license from Takeda the worldwide right to research, develop, commercialize and otherwise exploit alisertib, also referred to as MLN-8237, a selective, small-molecule, orally administered inhibitor of aurora kinase A. Under the terms of the Takeda Agreement, we assumed sole responsibility for the global development and commercialization of alisertib. We paid Takeda an upfront license fee of $7 million in October 2022 and is eligible to receive potential future milestone payments of up to $287.3 million upon our achievement of certain regulatory and commercial milestones during the term of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib.

Under the Takeda Agreement, we must use commercially reasonable efforts to develop and commercialize one product containing alisertib in specified major-market countries. We may terminate the Takeda Agreement at will at any time upon specified advance notice. Each party may terminate the Takeda Agreement if the other party fails to cure any material breach of the Takeda Agreement by such other party within a specified time period. In addition, each party may terminate the Takeda Agreement following the other party’s bankruptcy, insolvency, reorganization, receivership, dissolution, liquidation or similar events. The Takeda Agreement contains other customary clauses and terms as are common in similar agreements in the industry.

Sub-License Agreements

The following summary describes our material sub-license agreements. Because the following is only a summary, it does not contain all of the information that may be important to you. For a complete description, you should refer to each of these agreements, copies of which have been filed as exhibits to this Annual Report on Form 10-K.

Specialised Therapeutics Agreement

On November 20, 2017, we entered into a sub-license agreement (the "Specialised Therapeutics Agreement"), with Specialised Therapeutics Asia Pte Ltd. ("STA"). Pursuant to the Specialised Therapeutics Agreement, we granted to STA, under certain of our intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license to commercialize any pharmaceutical product containing neratinib in finished form for the extended adjuvant treatment of patients with early stage HER2-positive breast cancer and HER2-positive metastatic breast cancer in Australia, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, New Zealand, Papua New Guinea, Philippines, Singapore, Thailand, Timor-Leste and Vietnam, or the STA Territory.

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

Medison Agreement:

During the first quarter of 2018, we entered into a sub-license agreement (the “Medison Agreement”), with Medison Pharma Ltd. (“Medison”). Pursuant to the Medison Agreement, we granted to Medison, under certain of our intellectual property rights relating to neratinib, an exclusive license to commercialize neratinib and certain related compounds and participate in the named patient supply in Israel (the "Medison Territory"), subject to the terms of the Medison Agreement and the related supply agreement. Pursuant to the Medison Agreement, we will potentially receive milestone payments due to us upon successful completion of certain separate, distinct performance obligations. In addition, we are entitled to receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products in the Medison Territory.

Pint Agreement

On March 30, 2018, we entered into a sub-license agreement (the “Pint Agreement”), with Pint Pharma International SA (“Pint”). Pursuant to the Pint Agreement, we granted to Pint, under certain of our intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license to develop and commercialize any product containing neratinib and certain related compounds in Belize, Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, and Panama, Argentina, Bolivia, Brazil, Chile, Colombia, Ecuador, Guyana, Paraguay, Peru, Suriname, Uruguay, and Venezuela, French Guiana, the Falkland Islands, and Mexico (the "Pint Territory").

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

Knight Agreement

On January 9, 2019, we entered into a sub-license agreement (the “Knight Agreement”), with Knight Therapeutics, Inc. (“Knight”). Pursuant to the Knight Agreement, we granted to Knight, under certain of the our intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license (i) to commercialize any product containing neratinib and certain related compounds in Canada (the "Knight Territory"), (ii) to seek and maintain regulatory approvals for the licensed products in the Knight Territory and (iii) to manufacture the licensed products anywhere in the world solely for the development and commercialization of the licensed products in the Knight Territory for human use, subject to the terms of the Knight Agreement and a supply agreement to be negotiated and executed by the parties.

Under the terms of the Knight Agreement, we will be solely responsible for the manufacturing and supply of the licensed products to Knight, but under limited circumstances Knight may obtain the right to manufacture the licensed products under the supply agreement.

The Knight Agreement sets forth the parties’ respective obligations with respect to the commercialization of the licensed products. Within the Knight Territory, we will be solely responsible for obtaining the regulatory approval for the indication of extended adjuvant treatment of HER2-positive early stage breast cancer (the "Initial Indication"), and Knight will use commercially reasonable efforts to prepare, file and manage regulatory filings for any other indications in the field of human use. Promptly after obtaining the regulatory approval for the Initial Indication in the Knight Territory, we will transfer such regulatory approval to Knight, and Knight will own and hold any regulatory approvals for the licensed products in the Knight Territory in its name.

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

Pierre Fabre Agreement

On March 29, 2019, we entered into a sub-license agreement (the “Pierre Fabre Agreement”), with Pierre Fabre Medicament SAS (“Pierre Fabre”). Pursuant to the Pierre Fabre Agreement, we granted to Pierre Fabre under certain of our intellectual property rights relating to neratinib an exclusive, sub-licensable (under certain circumstances) license to develop, manufacture and commercialize any pharmaceutical product containing neratinib for therapeutic and prophylactic indications for human or veterinary use in European countries excluding Russia and Ukraine, along with countries in North Africa and francophone countries of West Africa (the “Pierre Fabre Territory”). On November 25, 2019, we entered into a license amendment (the “First Pierre Fabre Amendment”), with Pierre Fabre to extend the Pierre Fabre Territory to the Middle East, South Africa, Sudan and Turkey (as extended, the “First Pierre Fabre Territory”).

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

Bixink Agreement

During the second quarter of 2020, we entered into a sub-license agreement (the “Bixink Agreement”), with Bixink Therapeutics Co., Ltd. ("Bixink"). The Bixink Agreement granted intellectual property rights and set forth the respective obligations with respect to development, commercialization and supply of NERLYNX in South Korea (the "Bixink Territory"). The Bixink Agreement includes potential milestone payments due to us upon successful completion of certain performance obligations, such as achieving regulatory approvals. In addition, we are entitled to receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products throughout the Bixink Territory.

Manufacturing

We do not currently have our own manufacturing facilities. We intend to continue to use our financial resources to support commercialization of NERLYNX and development of our drug candidates, including alisertib, rather than diverting resources to establish our own manufacturing facilities. We intend to meet our pre-clinical and clinical trial manufacturing requirements by establishing relationships with third-party manufacturers and other service providers to perform these services for us. While our drug candidates were developed by Pfizer and Takeda, both the drug substance and drug product are manufactured by third-party contractors. We are currently using third-party contractors to manufacture, supply, store and distribute our neratinib products (including NERLYNX) in clinical trials and commercial quantities and are evaluating potential third-party contractors to manufacture, supply, store and distribute alisertib in clinical trials.

Should alisertib or any of our other drug candidates obtain marketing approval, we anticipate establishing relationships with third-party manufacturers and other service providers in connection with commercial production of our products. We have some flexibility in securing other manufacturers to produce our drug candidates; however, our alternatives may be limited due to proprietary technologies or methods used in the manufacture of some of our drug candidates.

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

Drug Approval Process. None of our drug candidates may be marketed in the United States until the drug has received FDA approval. The steps required before a drug may be marketed in the United States generally include the following:

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

Before approving an NDA, the FDA inspects the facility or the facilities at which the drug and/or its API is manufactured and will not approve the product unless the manufacturing is in compliance with cGMPs and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs.

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

Orphan Drug Designation. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. However, competitors, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of a competing product for seven years if a competitor obtains approval of the “same drug,” as defined by the FDA, or if a product candidate is determined to be contained within the competitor’s product for the same disease or condition. In addition, if an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity.

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

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase I and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

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

Drug products intended for serious or life threatening conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome, or an effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform confirmatory clinical trials to verify or characterize the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required clinical trials in a timely manner, or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval.

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

Data and market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application ("ANDA"), or an NDA submitted under section 505(b)(2) of the FDCA by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the holder of the NDA for the reference drug.

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

Foreign Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulation.

Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials and approval of regulatory authorities of foreign countries before we may market products in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. The approval process varies from country to country, can involve additional testing beyond that required by FDA, and may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country.

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

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization ("ICH") guidelines on GCP as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation ("CTR") which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for EU member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate clinical trial application ("CTA") to be submitted in each EU member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Medicines used in clinical trials must be manufactured in accordance with GMP. Other national and EU-wide regulatory requirements may also apply.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Marketing Authorization

In order to market our product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be placed on the market after obtaining a marketing authorization ("MA"). To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application (“MAA”). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

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

•

"National MAs" – are issued by the competent authorities of the EU member states, and only cover their respective territory and are available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure, an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state. The competent authority of the reference member state prepares a draft assessment report, a draft summary of the product characteristics ("SmPC"), and a draft of the labeling and package leaflet, which are sent to the other member states (referred to as the member states concerned) for their approval. If the member states concerned raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling or packaging proposed by the reference member state, the product is subsequently granted a national MA in all the member states, i.e., in the reference member state and the member states concerned.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the EU member states assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.

Under the centralized procedure, the maximum timeframe for the evaluation of a MAA by the EMA is 210 days. In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the United States. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. The benefits of a PRIME designation include the appointment of a CHMP rapporteur before submission of a MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

Data and Marketing Exclusivity

As in the United States, it may be possible in foreign countries to obtain a period of market and/or data exclusivity that would have the effect of postponing the entry into the marketplace of a competitor’s generic or biosimilar product.

For example, in the EU, new products authorized for marketing (“reference products”) generally receive eight years of data exclusivity and an additional two years of market exclusivity upon MA. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of 8 years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial MA of the reference product in the EU. The overall 10-year market exclusivity period can be extended to a maximum of 11 years if, during the first 8 years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

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

Failure to comply with the aforementioned EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The aforementioned EU rules are generally applicable in the European Economic Area ("EEA") which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

For other countries outside of the EU and the United States, the requirements governing product development, the conduct of clinical trials, manufacturing, distribution, marketing approval, advertising and promotion, product licensing, pricing and reimbursement vary from country to country. Additionally, clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Further, to the extent that any of our product candidates, once approved, are sold in a foreign country, we may be subject to applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals.

Brexit and the Regulatory Framework in the United Kingdom

Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Ireland/Northern Ireland Protocol, EU laws generally apply to Northern Ireland. The EU laws that have been transposed into United Kingdom law through secondary legislation remain applicable in Great Britain. However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than 23 June 2026) will automatically expire and be revoked by December 31, 2023. However, new legislation such as the EU CTR is not applicable in Great Britain.

Under the Medicines and Medical Devices Act 2021, the Secretary of State or an ‘appropriate authority’ has delegated powers to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”), has been the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland, together, Great Britain (“GB”); broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder opted-out. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore since Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. The MHRA

The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation is being closely watched and will determine whether the UK chooses to align with the CTR or diverge from it to maintain regulatory flexibility.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Coverage and Reimbursement

In the United States and internationally, sales of NERLYNX and any other product(s) that we market in the future, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability of adequate coverage and reimbursement from third-party payors, such as state and federal governments, managed care providers and private insurance plans. Private insurers, such as health maintenance organizations and managed care providers, have implemented cost-cutting and reimbursement initiatives and likely will continue to do so in the future. These include establishing formularies that govern the drugs and biologics that will be offered and the out-of-pocket obligations of member patients for such products. We may need to conduct pharmacoeconomic studies to demonstrate the cost-effectiveness of our products for formulary coverage and reimbursement. Even with such studies, our products may be considered less safe, less effective or less cost-effective than existing or future products, and third-party payors may not provide limits or deny coverage and reimbursement for our product candidates, in whole or in part.

In many countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. In the EU, governments influence the price of products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Member states are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. Member states may approve a specific price or level of reimbursement for the pharmaceutical product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the pharmaceutical product on the market, including volume-based arrangements, caps and reference pricing mechanisms. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. The downward pressure on healthcare costs in general, particularly prescription products, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low‑priced markets exert a commercial pressure on pricing within a country. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

In addition, particularly in the United States and increasingly in other countries, we are required to provide discounts and pay rebates to state and federal governments and agencies in connection with purchases of our products that are reimbursed by such entities. It is possible that future legislation in the United States and other jurisdictions could be enacted to potentially impact reimbursement rates for the products we are developing and may develop in the future. This legislation could increase the levels of discounts and rebates paid to federal and state government entities and significantly impact our ability to generate revenues.

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our future business. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the "ACA"), enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, the ACA established:

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, led to reductions of Medicare payments to providers, which will remain in effect through 2031, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

The cost of prescription pharmaceuticals in the United States continues to be the subject of considerable discussion. There have been several Congressional inquiries, as well as legislative and regulatory initiatives and executive orders designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

In the United States, individual states have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing. These actions include but are not limited to price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. In some cases, these actions have been designed to encourage importation from other countries and bulk purchasing.

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

In the EU, potential reductions in prices and changes in reimbursement levels could be the result of different factors, including reference pricing systems, parallel distribution and parallel trade. It could also result from the application of external reference pricing mechanisms, which consist of arbitrage between low-priced and high-priced countries. Reductions in the pricing of our medicinal products in one EU member state could affect the price in other EU member states and, thus, have a negative impact on our financial results.

Health Technology Assessment (“HTA”) of medicinal products in the EU is an essential element of the pricing and reimbursement decision-making process in a number of EU member states. The outcome of HTA has a direct impact on the pricing and reimbursement status granted to the medicinal product. A negative HTA by a leading and recognized HTA body concerning a medicinal product could undermine the prospects to obtain reimbursement for such product not only in the EU member state in which the negative assessment was issued, but also in other EU member states.

In 2011, Directive 2011/24/EU was adopted at the EU level. This Directive establishes a voluntary network of national authorities or bodies responsible for HTA in the individual EU member states. The network facilitates and supports the exchange of scientific information concerning HTAs. Further to this, in December, 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the Regulation becomes applicable, it will have a phased implementation depending on the concerned products. This regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Government Price Reporting

Medicaid is a joint federal and state program for low-income and disabled beneficiaries. Medicare is a federal program covering individuals age 65 and over as well as those with certain disabilities. As a condition of having federal funds being made available for covered outpatient drugs under Medicaid and Medicare Part B, we have enrolled in the Medicaid Drug Rebate Program (“MDRP”), which requires us to pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by a state Medicaid program. Medicaid drug rebates are based on pricing data that we must report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price (“AMP”) for each drug and, in the case of our innovator products, the best price (“BP”). If we become aware that our MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.

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

Physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties, and often reflect a physician’s belief that the off-label use is the best treatment for the patient. The FDA does not regulate the behavior of physicians in their choice to prescribe treatments, but FDA regulations do impose stringent restrictions on manufacturers’ communications regarding off-label uses. Failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA and other regulatory agencies, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA. In addition to the FDA, a company can be subject to legal claims from other governmental agencies and private parties relating to marketing practices such as the Federal Trade Commission ("FTC"), competitors, patients, and other third parties.

Outside the United States, our ability to market a product is contingent upon obtaining marketing authorization from the appropriate regulatory authorities and similar requirements to the ones described above may apply in foreign jurisdictions. The requirements governing, among other things, marketing authorization and pricing and reimbursement vary widely from country to country.

Other Healthcare Laws

We are also subject to various federal, state and foreign laws pertaining to health care “fraud and abuse,” including anti-kickback laws, false claims laws and transparency laws.

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

Violations of these laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal health care programs (including Medicare and Medicaid) and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties also may be imposed upon executive officers and employees, including criminal sanctions against executive officers under the so-called “responsible corporate officer” doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing. Given the penalties that may be imposed on companies and individuals if convicted, allegations of such violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions, including fines and civil monetary penalties, and corporate integrity agreements.

There are also state and foreign law and regulations equivalents of each of the above federal laws, such as state anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers. These laws and regulations may differ from one another in significant ways, thus further complicating compliance efforts. For instance, in the EU, many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medicinal products, in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on pharmaceutical companies. Certain countries also mandate implementation of commercial compliance programs, or require disclosure of marketing expenditures and pricing information. Violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, disgorgement, additional reporting obligations and oversight if a manufacturer becomes subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and imprisonment.

Data Privacy and Security

Numerous state, federal and foreign laws, regulations, and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Other Laws and Regulatory Processes

We are subject to a variety of financial disclosure and securities trading regulations as a public company in the United States with securities traded on the NASDAQ Global Select Market, including laws relating to the oversight activities of the Securities and Exchange Commission (the "SEC"), and the rules and regulations of The NASDAQ Stock Market LLC. In addition, the Financial Accounting Standards Board ("FASB"), the SEC, and other bodies that have jurisdiction over the form and content of our accounts, our financial statements and other public disclosure are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses.

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

Human Capital

Health, Wellness, and Safety

As of December 31, 2022, our workforce consisted of 192 full-time employees. Throughout 2022, the size of our employee population was fairly consistent, fluctuating approximately 5% higher and lower as a result of minor reorganization efforts and employee attrition. Our employee population consists of a field-based commercial team, working from a home office and visiting customers across the country, employees reporting out of our two offices in the United States - Los Angeles, CA and South San Francisco, CA – and employees working remotely from home on a consistent basis. For our office-based employees, during the latter part of 2022, we made the decision to adopt a virtual work environment, allowing functional management and employees to determine when working virtually is more efficient and productive, and when in-office collaboration is beneficial. We are an equal opportunity employer and believe strongly in hiring a diverse, equitable, and inclusive workforce. This is reflected in our numbers with our total workforce being approximately 52% women, 38% ethnically diverse and 79% 40 years of age or older. The following table summarizes our workforce by location for the years ended December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Los Angeles	66	68
South San Francisco	35	42
Field & Remote	91	86
	192	196

We believe that the safety and health of our employees and their families is essential to our business. Our culture is driven by a desire to do what is right, and we strive to support the well-being of our employees. Beginning in March 2020, we have supported our employees and government efforts to curb the COVID-19 pandemic through a multi-faceted, communication, infrastructure, and behavior modification and enforcement effort that includes:

•	establishing clear and regular COVID-19 policies, safety protocols, and updates to all employees;

•	allowing the option for all office-based employees to work from home;

•	implementing protocols to address actual and suspected COVID-19 cases and potential exposure; and

•	adopting a virtual environment for office-based employees, partially to address concerns of exposure to COVID-19 and other transmissible illnesses.

Our financial, medical, and mental health benefits that were already in place prior to the COVID-19 pandemic were designed to help employees through crisis, and we further expanded our offerings to create appropriate “work from home” conditions for success and wellness, to include:

•	ergonomic webinars, 1x1 evaluations, and reimbursement for ergonomic equipment;

•	phone and internet subsidies;

•	purchasing additional IT equipment and office supplies;

•	increasing communications related to our free Employee Assistance Plans, work/life assistance programs, and mental health benefits;

•	professional resiliency coaching;

•	subsidized subscriptions to ClassPass – access to fitness, wellness, and mindfulness classes; and

•	hosting a virtual fitness challenge to inspire employees to be more active.

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

We were originally incorporated in the State of Delaware in April 2007 under the name Innovative Acquisitions Corp. We were a “shell” company registered under the Exchange Act with no specific business plan or purpose until we acquired Puma Biotechnology, Inc., a privately-held Delaware corporation formed on September 15, 2010 (“Former Puma”), in October 2011. As a result of this transaction, Former Puma became our wholly-owned subsidiary and subsequently merged with and into us, at which time we adopted Former Puma’s business plan and changed our name to “Puma Biotechnology, Inc.”

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

Risks Related to our Financial Condition and Capital Requirements

We have incurred net losses and anticipate that we may incur net losses in the future and, therefore, may not be able to maintain profitability.

Although we recorded two thousand dollars of net income for the year ended December 31, 2022, we have otherwise experienced a history of operating losses, with net losses of approximately $29.1 million and approximately $60.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $1,366.8  million, outstanding indebtedness of approximately $98.3 million and cash and cash equivalents and marketable securities of approximately $81.1 million.

We expect to continue to incur significant expenses and may continue to incur net losses in the foreseeable further. Since inception, we have devoted substantially all of our resources to identifying, acquiring and developing NERLYNX and to its commercialization in the indications for which it has received regulatory approval. In September 2022, we in-licensed the development and global commercialization rights to a new product candidate, alisertib. Biopharmaceutical development is a highly speculative undertaking and involves a substantial degree of risk. While we experienced modest profitability in 2022, we anticipate that we will incur operating losses for the foreseeable future as we continue our efforts to commercialize NERLYNX in existing indications and to develop NERLYNX for additional indications, and as we commence development efforts for alisertib and any other product candidates we may acquire.

In 2017, the FDA approved NERLYNX for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. In February 2020, NERLYNX was also approved by the FDA in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens in the metastatic setting. In 2018, the EC granted a marketing authorization for NERLYNX in the EU for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who completed adjuvant trastuzumab-based therapy less than one year ago. Although we have begun to commercialize NERLYNX in the United States and Europe in these indications, we continue to experience net losses. Moreover, we are continuing to develop NERLYNX for additional indications and are in the early stages of development for alisertib. The successful development and commercialization of any product candidate will require us to perform a variety of functions, including:

•	undertaking pre-clinical development and clinical trials;

•	participating in regulatory approval processes;

•	formulating and manufacturing products;

•	successfully conducting sales and marketing activities; and

•	implementing additional internal systems and infrastructure.

We are only in the preliminary stages of most of these activities, particularly as they relate to alisertib. We will need to generate significant revenue in order to offset our expenses and maintain profitability. We may not be able to generate this revenue or maintain profitability in the future. As a result, we expect to incur losses for the foreseeable future. Accordingly, we cannot assure you that we will be able to maintain or increase profitability. Our failure to maintain profitability could negatively impact the value of our common stock.

We are currently a single product company with limited commercial sales experience.

We have invested a significant portion of our efforts and financial resources in the development and commercialization of our lead product, NERLYNX. NERLYNX is the only product for which we currently receive product revenue, and we expect NERLYNX to constitute the vast majority of our product revenue for the foreseeable future. By virtue of being dependent on a single product, we do not have the ability to spread out risk or commercial fluctuations across a portfolio of products. As a result, our success depends entirely on the commercial success of NERLYNX. NERLYNX is the first product that we, as an organization, have launched and commercialized, and there is no guarantee that we will be able to do so successfully. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than we have.

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

Our operations have consumed substantial amounts of cash since inception. As we continue to commercialize NERLYNX and as we pursue development of alisertib, our costs and expenses may increase in the future due to, among other things, the cost of a direct sales force and the cost of manufacturing. We will also continue to expend substantial amounts on research and development of our other product candidates, including conducting clinical trials. Our future capital requirements will depend on many factors, including:

•	the costs and expenses of our United States sales and marketing infrastructure, and of manufacturing;

•	the degree of success we experience in commercializing NERLYNX;

•	the revenue generated by the sale of NERLYNX and any other products that may be approved;

•	the costs, timing and outcomes of clinical trials and regulatory reviews associated with developing NERLYNX for additional indications, alisertib and our other product candidates;

•	the emergence of competing products;

•	the extent to which NERLYNX or any other product candidates we develop are adopted by the physician community and patients;

•	the number and types of future product candidates we develop and commercialize;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the costs of operating as a public company and compliance with existing and future regulations; and

•	the extent and scope of our general and administrative expenses.

While our consolidated financial statements have been prepared on a going concern basis, we expect to incur significant losses for the foreseeable future and will continue to remain dependent on our ability to obtain sufficient funding to sustain operations and successfully commercialize NERLYNX and develop alisertib. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. We may raise funds in equity or debt financings to access funds for our capital needs. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing obtained by us in the future would cause us to incur debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may terminate or delay the development of one or more of our product candidates, delay clinical trials necessary to market our products, or delay establishment of sales and marketing capabilities or other activities necessary to commercialize our products. If this were to occur, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited. Furthermore, our ability to obtain funding may be adversely impacted by uncertain market conditions, our success in commercializing NERLYNX, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time.

The terms of our Note Purchase Agreement place restrictions on our ability to operate our business and on our financial flexibility, and we may be unable to achieve the revenue necessary for us to incur additional borrowings under the Note Purchase Agreement or to satisfy the minimum revenue and cash balance covenants.

We are party to a Note Purchase Agreement with Athyrium Opportunities IV Co-Invest 1 LP (“Athyrium”), providing for potential issuance by us of notes of up to $125.0 million, which mature on July 23, 2026. The terms of our Note Purchase Agreement place restrictions on our ability to operate our business and on our financial flexibility. As of December 31, 2022, the aggregate principal amount outstanding under the notes sold pursuant to the Note Purchase Agreement (collectively, the “Athyrium Notes”) was $100.0 million. The Athyrium Notes are secured by collateral which consists of our equity interests in our domestic and foreign subsidiaries (including up to 100% of the issued and outstanding equity interests in each of our domestic subsidiaries directly owned by us or the guarantors of the Athyrium Notes) and substantially all of our property. In addition to voluntary prepayments, we may also be required to make mandatory prepayments under the Athyrium Notes in varying amounts within three (3) business days of the occurrence of certain events, including in the event that we receive proceeds from a voluntary or involuntary disposition and such proceeds are not reinvested in eligible assets within 180 days of the date of such disposition, or in the event that we receive extraordinary receipt cash proceeds and such proceeds are not reinvested in eligible assets within 180 days of the date of such extraordinary receipt. The Note Purchase Agreement includes affirmative and negative covenants applicable to us and our subsidiaries. The affirmative covenants include, but are not limited to, requirements to (i) maintain our legal existence and take all reasonable actions to maintain our rights, privileges and authorizations (including renewal of permits or licenses) necessary to conduct our business and maintain our intellectual property, (ii) deliver certain financial statements, certificates and other information to Athyrium on a regular basis, (iii) maintain adequate insurance coverage with respect to the properties and business and (iv) cause all of our deposit accounts (other than certain “excluded accounts”) to be subject to Deposit Account Control Agreements. The negative covenants include, but are not limited to, restrictions on (i) creating or incurring certain liens on our property, assets or revenues, (ii) making certain investments or incurring additional indebtedness, (iii) engaging in certain business or strategic activities (including transactions with affiliates or insiders) and (iv) paying certain dividends, distributions or other restricted payments. Additionally, pursuant to the Note Purchase Agreement, we must maintain a minimum cash balance in our accounts subject to a deposit account control agreement and must achieve certain levels of product revenue for any four (4) consecutive fiscal quarter periods. These affirmative and negative covenants may make it difficult for us to operate our business. In addition, we cannot assure you that we will be able to achieve the minimum product revenue requirements or minimum cash balance requirements under the Note Purchase Agreement. Our failure to satisfy such requirements, or our direct or indirect breach of certain other covenants, could result in an event of default under the Athyrium Notes. The occurrence and continuation of an event of default could (i) cause interest to accrue at a rate per annum equal to the applicable interest rate under the Note Purchase Agreement plus two percent (2.00%) and (ii) cause accrued and unpaid interest on past due amounts (including interest thereon) to be due and payable in cash on demand. Additionally, upon the occurrence or continuation of an event of default, Athyrium, in its capacity as administrative agent, would have the right to exercise remedies against us, including declaring the unpaid principal amount under the Note (and interest thereon) immediately due and payable, and foreclosure against the property securing the Athyrium Notes (including our cash). Other events of default under the Note Purchase Agreement include, but are not limited to, (i) our failure to pay principal or interest due under the Note Purchase Agreement, (ii) our insolvency or related actions (including an assignment for the benefit of creditors), (iii) the existence of material adverse changes in our business or products, (iv) the occurrence of any default under certain other indebtedness in an amount greater than $750,000 or one or more judgments against us in an amount greater than $750,000 individually or in the aggregate that remains unsatisfied, unvacated or unstayed for a period of thirty (30) days after its entry and (v) the delisting of our shares of common stock from the Nasdaq Capital Market.

Risks Related to the Discovery and Development of our Products

We recently in-licensed alisertib, a new product candidate, for which we have assumed all responsibility for global development and commercialization. Our development of alisertib will be expensive, lengthy and unpredictable, and any failure to successfully develop alisertib will have a material adverse effect on our business and financial position.

In September 2022, we in-licensed alisertib, a new product candidate, from Takeda. Pursuant to our exclusive license agreement with Takeda, we are responsible for global development and commercialization of alisertib. Clinical development of alisertib will be expensive, lengthy and unpredictable. Failure or delay can occur at any time during the development process. There are numerous risks associated with our planned development alisertib, including, among others:

•	We have no prior experience developing alisertib;

•

The results of pre-clinical studies and early clinical studies of alisertib may not be predictive of later clinical studies, and success in previous stages cannot ensure positive outcome of future stages of clinical studies;

•	Alisertib may fail to show the desired pharmacological properties or safety and efficacy traits despite having progressed through pre-clinical studies and early clinical studies;

•	Even if we complete clinical development of alisertib, the results may not be sufficient to obtain regulatory approval in the United States or other countries;

•	Our license agreement with Takeda may be terminated by Takeda if we materially breach the agreement, in which case we would lose all rights to develop and commercialize alisertib;

•

We plan to rely on third party contractors to formulate and manufacture alisertib for clinical trials and these third-party contractors may be unable to formulate and manufacture alisertib in the volume and quality we require;

•

We plan to rely on third-party contractors to conduct our clinical trials of alisertib and if those parties fail to perform their services within expected timelines or fail to comply with regulatory requirements, our development efforts could be delayed;

•	Clinical trials are expensive, time-consuming and difficult to design and implement; and

•	Development of alisertib could distract management’s attention from other important aspects of our business.

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

NERLYNX, alisertib or our other drug candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any, as applicable.

Undesirable side effects caused by NERLYNX, alisertib or our other drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. To date, subjects treated with NERLYNX have experienced drug-related side effects including diarrhea. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete clinical trials or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

NERLYNX is still under clinical development for various additional indications, and we are in the early stages of development of alisertib, and we cannot be certain that we will be successful if we seek regulatory approvals for our drug candidates.

We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the development of NERLYNX in various additional indications and the development of alisertib. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We cannot predict with any certainty that any NDA or supplemental NDA (or similar foreign applications) seeking to expand the indication for NERLYNX or to market alisertib or our other drug candidates will be approved by the FDA or foreign regulatory authorities. We are not permitted to market NERLYNX for other indications or alisertib or any of our other drug candidates in the United States until we receive approval of an NDA from the FDA or until we receive a MA from the EC in the EU, as applicable, for such indications, or, in any foreign countries, until requisite approval from such countries.

Approval of NERLYNX by the FDA or the EC for any particular indication does not ensure that another foreign jurisdiction will also approve NERLYNX for such indication, nor does it ensure that NERLYNX will be approved by the FDA or the EC for any other indications. Similarly, approval of alisertib by the FDA or the EC would not ensure that another jurisdiction will also approve alisertib. Obtaining approval of an NDA or foreign marketing application is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or a foreign regulator may delay, limit or deny approval of a drug candidate for many reasons, including:

•

we may not be able to demonstrate that NERLYNX, alisertib or any other drug candidate is safe and effective as a treatment for our targeted indications to the satisfaction of the FDA or other foreign regulator;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or other foreign regulator for marketing approval;

•	the FDA or other foreign regulators may disagree with the number, design, size, conduct or implementation of our clinical trials;

•

the CRO, that we retain to conduct clinical trials or any other third parties involved in the conduct of trials may take actions outside of our control that materially adversely impact our clinical trials;

•

the FDA or other foreign regulators may not find the data from pre-clinical studies and clinical trials sufficient to demonstrate that the clinical and other benefits of NERLYNX, alisertib or any other drug candidate outweigh the safety risks;

•	the FDA or other foreign regulators may disagree with our interpretation of data from our pre-clinical studies and clinical trials or may require that we conduct additional studies or trials;

•	the FDA or other foreign regulators may not accept data generated at our clinical trial sites;

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

•	the FDA or other foreign regulators may require development of a Risk Evaluation and Mitigation Strategy or similar risk management measures as a condition of approval;

•	the FDA or other foreign regulators may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers; or

•	the FDA or other foreign regulators may change their approval policies or adopt new regulations.

If we do not obtain regulatory approval of NERLYNX for other indications, whether in the United States or in other jurisdictions, we will not be able to market NERLYNX for such indications in those jurisdictions. Similarly, if we do not obtain regulatory approval of alisertib or our other drug candidates in a particular jurisdiction, we will not be able to market such drug candidate in that jurisdiction. Therefore, failure to obtain regulatory approval for NERLYNX for other indications, or regulatory approval of alisertib or our other drug candidates, will limit our commercial revenue.

In addition, FDA and foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) is expected during the first quarter of 2023. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (not expected before the end of 2024 or early 2025) may have a significant impact on the biopharmaceutical industry in the long term.

We are subject to ongoing obligations and continued regulatory review with regard to NERLYNX, alisertib and any other drug candidates that may receive FDA or foreign regulatory approval, which may result in significant expense. Additionally, NERLYNX, alisertib and our other drug candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

The FDA’s approval of the NDA for NERLYNX and any regulatory approvals that we receive for alisertib or our other drug candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the drug candidate. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and similar requirements and GCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The FDA’s and foreign regulatory authorities' policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or outside the United States. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays.

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

Although NERLYNX has been approved by the FDA for two limited indications, NERLYNX is still under development for various indications in the United States and in the EU, and alisertib and our other drug candidates are in development, as well, all of which will require extensive clinical testing before we can submit any NDA or similar foreign entities for regulatory approval. We have no prior experience developing alisertib and may face significant difficulties during our development of alisertib or NERLYNX for additional indications. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our other drug candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The results of pre-clinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be successful.

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

•	obtaining approval or a positive opinion from one or more institutional review boards (“IRBs”) or ethics committees;

•	IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;

•	changes to clinical trial protocol;

•	clinical sites deviating from trial protocol or dropping out of a trial;

•	manufacturing sufficient quantities of product candidate or obtaining sufficient quantities of combination therapies for use in clinical trials;

•	subjects failing to enroll or remain in our trial at the rate we expect, or failing to return for post- treatment follow-up;

•	subjects choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;

•	lack of adequate funding to continue the clinical trial;

•	subjects experiencing severe or unexpected drug-related adverse effects;

•	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;

•	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;

•

a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice (“cGMP”), regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

•	any changes to our manufacturing process that may be necessary or desired;

•

third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices (“GCP”), or other regulatory requirements;

•	third-party contractors not performing data collection or analysis in a timely or accurate manner; or

•

third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other foreign government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Further, we, the FDA, foreign regulatory authorities, or an IRB may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, that we are exposing participants to unacceptable health risks, or if the FDA or such other foreign regulator finds deficiencies in our IND or comparable submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our drug candidates could be harmed, and our ability to generate revenue from the drug candidates may be delayed. In addition, any delays in our clinical trials could increase our costs, slow down the approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our drug candidates.

In addition, the FDA’s and other foreign regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU CTR which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate CTA to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

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

The results of our clinical trials may not support our product candidate claims.

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

•

our inability to equip the sales force with effective materials, including medical and sales literature, to help them inform and educate physicians and patients about the benefits of NERLYNX and its proper administration; and

•	unforeseen costs and expenses associated with maintaining an independent sales and marketing organization.

If we are unable to effectively address these risks, our efforts to commercialize NERLYNX successfully could be harmed, which would negatively impact our ability to generate product revenue.

Additionally, we will need to maintain and further develop our sales force to achieve commercial success, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. In the event we are unable to continue to develop and effectively maintain our commercial team, including our U.S. sales force, our ability to successfully commercialize our products would be limited, and we would not be able to generate product revenue successfully.

Similarly, if we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability associated with any product revenue may be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our products or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. Moreover, we may be negatively impacted by other factors outside of our control relating to such third parties, including, but not limited to, their inability to comply with regulatory requirements. If we do not maintain sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products.

We are exposed to the risks associated with reliance on a direct sales force to commercialize NERLYNX in the United States.

In the United States, we rely on a direct sales force to market NERLYNX. Additionally, for any future products that we successfully develop, we will need to establish or maintain effective sales and marketing capabilities or enter into agreements with third parties to sell or market those products. There are risks with maintaining and growing our own sales and marketing capabilities, including:

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

•	unforeseen costs and expenses associated with creating or maintaining an independent sales and marketing organization; and

•	the premature or unnecessary incurrence of significant commercialization expenses if the commercial launch of a product is delayed or does not occur for any reason.

If we are unable to effectively address these risks, our efforts to commercialize NERLYNX, or any additional product candidates that we develop, could be harmed, which would negatively impact our ability to generate product revenue.

Outside the United States we rely entirely on third-party sublicenses for the development and commercialization of NERLYNX. For a description of the risks associated with those arrangements see, “—Risks Related to Third Parties—We are dependent on international third-party sub-licensees for the development and commercialization of NERLYNX in several countries outside the United States. The failure of these sub-licensees to meet their contractual, regulatory or other obligations could adversely affect our business.”

Our NERLYNX commercialization efforts may fail to achieve the degree of market acceptance by patients and physicians necessary for commercial success.

NERLYNX was approved by the FDA in 2017. We had total revenue for NERLYNX of $225.1 million, $253.2 million and $228.0 million for the years ended December 31, 2020, 2021 and 2022, respectively. We cannot assure you that the sales of NERLYNX will continue at these levels or grow. We may encounter delays or hurdles related to our sales efforts that affect amount of revenue generated and the timing of such revenue. There is no guarantee that the infrastructure, systems, processes, policies, personnel, relationships and materials we have built to commercialize NERLYNX in the United States will be sufficient for us to achieve success at the levels we expect.

Our NERLYNX commercialization efforts may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If NERLYNX does not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not maintain profitability. The degree of market acceptance of NERLYNX and will depend on a number of factors, including:

•	the timing of our receipt of any additional marketing approvals;

•	the terms of any approvals and the countries in which approvals are obtained;

•	the efficacy and safety and potential advantages and disadvantages compared to alternative treatments;

•	the prevalence and severity of any side effects associated with our products;

•	the additional indications for which our products are approved;

•	adverse publicity about our products or favorable publicity about competing products;

•	the approval of other products for the same indications as our products;

•	our ability to offer our products for sale at competitive prices;

•	the convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the success of our physician education programs;

•	the strength of our marketing and distribution support;

•	the availability of third-party coverage and adequate reimbursement, including patient cost-sharing programs such as copays and deductibles; and

•	any restrictions on the use of our products together with other medications.

If NERLYNX fails to achieve market acceptance, it could have a material and adverse effect on our business, financial condition, results of operation and prospects.

We depend on a limited number of customers for a significant amount of our total revenue, and if we lose any of our significant customers, our business could be harmed.

The majority of our revenue comes from a limited number of customers. In 2022, two customers individually comprised approximately 35% and 20%, respectively, of our total product revenue. We expect that revenue from a limited number of customers will continue to account for a large portion of our revenue in the future. The loss by us of any of these customers, or a material reduction in their purchases or their market pricing, could harm our business, results of operations, financial condition and prospects. In addition, if any of these customers were to fail to pay us in a timely manner, it could harm our cash flow.

Outside the United States we rely primarily on third-parties to pursue regulatory approval, if necessary, and to commercialize NERLYNX and they may not commit sufficient time or resources to marketing NERLYNX.

Outside the United States, we seek to enter into exclusive sub-license agreements with third parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. As of December 31, 2022, NERLYNX has received approval for the treatment of certain patients with extended adjuvant or metastatic HER2+ breast cancer in more than 18 countries outside the United States, including the European Union (“EU”), Australia, Canada, and Hong Kong. We are currently party to several sub-licenses in various regions outside the United States, including Europe (excluding Russia and Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, and various countries and territories in Central America, South America and Africa. We depend on these third parties for a significant portion of our total revenue. Royalty revenue obtained pursuant to these sub-license agreements was 12% and 5% of total revenue for the years ended December 31, 2022 and 2021, respectively. We have very little control over these third-parties and any of our existing or future licensees may fail to devote the necessary resources and attention to obtain regulatory approval, where needed, and to market and distribute NERLYNX effectively. If these licensees are unsuccessful in receiving regulatory approvals or in commercializing NERLYNX, our business, results of operations and financial condition will be materially adversely affected. Moreover, we intend to seek additional third parties to sub-license NERLYNX in additional geographies, and may pursue a similar strategy for any future product candidates that we develop. We cannot assure you that we will be able to enter these agreements on commercial terms, or at all, and our failure to do so would have an adverse effect on our continued commercialization efforts for NERLYNX or any future product candidates.

Even though the FDA and EC have granted approval of NERLYNX for the extended adjuvant treatment of certain patients with early stage, HER2-positive breast cancer and the FDA has granted approval for NERLYNX for the treatment of certain patients with metastatic HER2-positive breast cancer, the terms of the approvals may limit its commercial potential.

Even though the FDA and EC have granted approval of NERLYNX, the scope and terms of the approvals may limit our ability to commercialize NERLYNX and, therefore, our ability to generate substantial sales revenue. The FDA and EC have both approved NERLYNX for the extended adjuvant treatment of certain adult patients with early stage, HER2-positive breast cancer in patients who are less than one year from the completion of prior adjuvant trastuzumab-based therapy. In connection with the FDA and EC approvals, we have committed to conduct certain post-marketing studies. We have completed the post-marketing commitments related to the FDA approval, and the post-marketing studies related to the EC approval are ongoing. If we fail to comply with all of our post-marketing commitments, or if the results of the post-marketing studies, or any other ongoing clinical studies of NERLYNX, are negative, the FDA or the EC could decide to withdraw its respective approval, add warnings or narrow the approved indication in the product label.

Regulatory approval for any approved product is limited by the FDA and foreign regulatory authorities to those specific indications and conditions for which clinical safety and efficacy have been demonstrated as set forth on the product label. If we market our products for uses beyond such approved indications, we could be subject to enforcement action, which could have a material adverse effect on our business.

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

While physicians in the United States and outside the United States may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote the products is narrowly limited to those indications that are specifically approved by the FDA or foreign regulatory authorities. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. For example, in April 2018, we announced that NERLYNX (neratinib) has been included as a recommended treatment option in the latest NCCN Clinical Practice Guidelines in Oncology Central Nervous System Cancers for Breast Cancer patients with brain metastases. The NCCN designated NERLYNX in combination with capecitabine as a category 2A treatment option and NERLYNX in combination with paclitaxel as a category 2B treatment option. Use, as designated for breast cancer patients with brain metastases, is outside the FDA approved indication for NERLYNX and considered investigational, and we do not market or promote NERLYNX for these uses. Regulatory authorities in the United States and outside the United States generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. Although recent court decisions in the United States suggest that certain off-label promotional activities may be protected under the First Amendment, the scope of any such protection is unclear. If our promotional activities fail to comply with the FDA’s or foreign regulatory authorities' regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA or foreign regulatory authorities rules and guidelines relating to promotion and advertising may cause the FDA or foreign regulatory authorities to issue warning letters or untitled letters, bring an enforcement action against us, suspend or withdraw an approved product from the market, require a recall or institute fines or civil fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our reputation and our business.

We may fail to obtain orphan drug designations from the FDA for our product candidates, and even if we obtain such designations, we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Regulatory authorities in some jurisdictions, including the U.S., may designate drugs designed to address relatively small patient populations as “orphan drugs.” Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States, where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the U.S., orphan designation entitles a party to financial incentives such as opportunities for grant funding for clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

We may decide to seek Orphan Drug Designations for alisertib. There can be no assurances that we will be able to obtain such designations. Even if we, or any future collaborators, obtain orphan drug designation for a product candidate, we, or they, may not be able to obtain or maintain orphan drug exclusivity for that product candidate. Further, even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active ingredients may be approved for the same disease or condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same disease or condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care, or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

In March 2010, the ACA became law in the United States. The ACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of the ACA, of greatest importance to the pharmaceutical industry are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase of the rebates a manufacturer must pay under the Medicaid Drug Rebate Program ;

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

•	extension of manufacturers’ Medicaid rebate liability to covered outpatient drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, which began in April 2010, and by adding new eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	increase in the number of entities eligible for discounts under the 340B program;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;

•	a licensure framework for follow-on biologic products; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, led to reductions to Medicare payments of providers which, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through July 1, 2022 (with a 1% payment reduction from April 1 to June 30, 2022), unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion. There have been several Congressional inquiries, as well as legislative and regulatory initiatives and executive orders designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. We cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize NERLYNX and our other product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could restrict or regulate post-approval activities and affect our ability to commercialize NERLYNX and our other product candidates, if approved. In other international markets outside the United States and the EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the Regulation becomes applicable, it will have a phased implementation depending on the concerned products. This Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or outside the United States. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, NERLYNX or any future approved product may lose any regulatory approval that may have been obtained and we may not sustain profitability.

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

•

the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to Centers for Medicare & Medicaid Services (“CMS”), information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (nurse practitioners, certified nurse anesthetists, physician assistants, clinical nurse specialists, anesthesiology assistants and certified nurse midwives), and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners (manufacturers are required to submit reports to CMS by the 90th day of each calendar year);

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

We participate in the Medicaid Drug Rebate Program ("MDRP") and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs, including NERLYNX, that are dispensed to beneficiaries of these programs. As a condition of having federal funds being made available for our covered outpatient drugs under Medicaid and Medicare Part B, we have enrolled in the MDRP, which requires us to pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by a state Medicaid program. Medicaid drug rebates are based on pricing data that we must report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price (“AMP”) for each drug and, in the case of our innovator products, the best price. If we become aware that our MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. In addition, there is increased focus by the Office of Inspector General within the U.S. Department of Health and Human Services on the methodologies used by manufacturers to calculate AMP, and BP, to assess manufacturer compliance with MDRP reporting requirements. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP, which would result in payment not being available for our covered outpatient drugs under Medicaid or, if applicable, Medicare Part B. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations.

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

Pricing and rebate calculations are complex, vary among products and programs, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. The terms, scope and complexity of these government pricing programs change frequently, as do interpretations of applicable requirements for pricing and rebate calculations. Responding to current and future changes may increase our costs and the complexity of compliance will be time consuming. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. Price recalculations under the MDRP also may affect the ceiling price at which we are required to offer products under the 340B program. Pursuant to the IRA, the AMP figures we report to the MDRP will also be used to compute rebates under Medicare Part D triggered by price increases that outpace inflation. Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. In the event that CMS were to terminate our Medicaid rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs. We cannot assure you that our submissions will not be found to be incomplete or incorrect.

Risks Related to Third Parties

We are dependent on international third-party sub-licensees for the development and commercialization of NERLYNX in several countries outside the United States. The failure of these sub-licensees to meet their contractual, regulatory or other obligations could adversely affect our business.

We have entered into exclusive sub-license agreements with several third parties that provide these sub-licensees exclusive rights to the development and commercialization of NERLYNX in Europe (excluding Russia and Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, and various countries and territories in Central and South America. As a result, we are entirely dependent on these parties to achieve regulatory approval of NERLYNX for marketing in these countries and for the commercialization of NERLYNX, if approved. For the years ended December 31, 2022 and 2021, royalty revenue from these sub-licensees was $28.0 million and $12.3 million, respectively, and represented 12% and 5% of total revenue, respectively. The timing and amount of any milestone and royalty payments we may receive under these agreements, as well as the commercial success of NERLYNX in those regions outside of the United States, will depend on, among other things, the efforts, allocation of resources and successful commercialization of NERLYNX by the licensees. We also depend on these third parties to comply with all applicable laws relative to the development and commercialization of our products in those countries. We do not control the individual efforts of these licensees and have limited ability to terminate these agreements if the licensees do not perform as anticipated. The failure of these licensees to devote sufficient time and effort to the development and commercialization of NERLYNX; to meet their obligations to us, including for future royalty and milestone payments; to adequately deploy business continuity plans in the event of a crisis; and/or to satisfactorily resolve significant disagreements with us or address other factors could have an adverse impact on our financial results and operations. In addition, if these third parties violate, or are alleged to have violated, any laws or regulations during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

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

We have no experience in drug formulation or manufacturing and rely exclusively on third parties to formulate and manufacture NERLYNX, alisertib and our other drug candidates, and any disruption or loss of these relationships could delay our development and commercialization efforts.

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture NERLYNX, alisertib and other potential drug candidates. While our drug candidates were developed by Pfizer and Takeda, both the drug substance and drug product are manufactured by third-party contractors. We are using the same third-party contractors to manufacture, supply, store and distribute drug supplies for our clinical trials and the commercialization of NERLYNX and we plan to use third-party contractors to manufacture, supply, store and distribute drug supplies for our clinical trials of alisertib. If we are unable to continue our relationships with one or more of these third-party contractors, we could experience delays in our development or commercialization efforts as we locate and qualify new manufacturers. We intend to rely on one or more third-party contractors to manufacture the commercial supply of our drugs. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•

We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited, and the FDA or foreign regulatory authorities must approve any replacement manufacturer. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA or comparable foreign regulatory authority approval.

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

•

The facilities used by our contract manufacturers to manufacture NERLYNX, alisertib and our other drug candidates must be approved by the FDA or foreign regulatory authorities pursuant to inspections that are conducted following submission of an NDA to the FDA or pursuant to similar foreign applications to foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP or similar foreign regulations for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and similar non-U.S. regulatory agencies and corresponding state agencies to ensure strict compliance with cGMP regulations and other government regulations and corresponding foreign standards. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for alisertib and our other drug candidates, if approved, or market NERLYNX.

•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

Each of these risks could delay our clinical trials, the approval, if any, of alisertib or our other drug candidates by the FDA or comparable foreign regulatory authorities or the commercialization of NERLYNX, or result in higher costs or deprive us of potential product revenue.

If our third-party manufacturers fail to manufacture NERLYNX in sufficient quantities and at acceptable quality and pricing levels, or fail to fully comply with cGMP or similar foreign regulations, we may face delays in commercialization or be unable to meet market demand, and may lose potential revenues.

The manufacture of NERLYNX requires significant expertise and capital investment, including the development of advanced manufacturing techniques, process controls and the use of specialized processing equipment. Our third-party manufacturers must comply with federal, state and foreign regulations, including the FDA’s regulations governing cGMP and similar requirements outside the United States, enforced by the FDA through its facilities inspection program and by similar foreign regulatory authorities in other jurisdictions where we do business. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory authorities at any time may implement new standards or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of our products. Any failure by us or our third-party manufacturers to comply with applicable regulations may result in fines and civil penalties, suspension of production, product seizure or recall, operating restrictions, imposition of a consent decree, modification or withdrawal of product approval or criminal prosecution and would limit the availability of our product. Any manufacturing defect or error discovered after products have been produced and distributed also could result in significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.

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

We depend upon independent investigators and collaborators, such as CROs, universities and medical institutions, to conduct our pre-clinical studies and clinical trials, including those involving NERLYNX (for additional indications) and alisertib, under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with regulatory requirements, including GCP requirements, and the applicable protocol. If we, or any of our CROs or third party contractors, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current cGMP or similar foreign regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would cause us to incur additional costs and delay the regulatory approval process. Moreover, third party contractors and investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard or otherwise fails to satisfy applicable regulatory requirements, the approval of our FDA or foreign applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors to our detriment, our competitive position would be harmed. If any of our relationships with these third-party collaborators terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. Switching or adding additional third parties to our clinical trial programs can involve substantial costs and require extensive management time and focus.

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

Additionally, timely enrollment in our clinical trials is dependent upon global clinical trial sites, which have been and may continue to be adversely affected by the COVID-19 pandemic. We are currently conducting clinical trials for our product candidates in many countries, including the United States, the United Kingdom, Spain, Italy, France, South Korea, Australia, and Israel, and may expand to other geographies. Many of these regions have been and may continue to be affected by the COVID-19 pandemic. We have observed disruptions in patient enrollments in the United States and our SUMMIT basket trial. If the COVID-19 pandemic continues to spread in the geographies in which we are conducting clinical trials, we may continue to experience additional disruptions in those clinical trials, which could have a material adverse impact on our clinical trial plans and timelines, including:

•	delays in receiving authorizations from local regulatory authorities and approval or positive opinion from ethics committees to initiate planned clinical trials;

•	delays or difficulties in enrolling patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

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

•

the availability and level of coverage and reimbursement within prevailing foreign healthcare payment systems and the ability of patients to elect to privately pay for NERLYNX and, if approved, alisertib and our other products;

•	difficulties in enforcing intellectual property rights;

•	pricing pressure;

•	required compliance with existing and changing foreign regulatory requirements and laws;

•	laws and business practices favoring local companies;

•	longer sales and payment cycles;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability;

•	foreign currency risks that could adversely affect our financial results;

•	potentially adverse tax consequences, tariffs and other trade barriers;

•	exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”), and similar laws and regulations in other jurisdictions;

•	international terrorism and anti-American sentiment;

•	difficulties and costs associated with staffing and managing foreign operations; and

•	export restrictions and controls relating to technology.

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

We are subject to the FCPA, regulations of the U.S. Office of Foreign Assets Control, the United Kingdom Bribery Act of 2010 and other anti-corruption, anti-bribery and anti-money laundering laws around the world where we conduct activities, including, if approved in such countries, the sale of our products. We face significant risks and liability if we fail to comply with the FCPA and other anti-corruption and anti-bribery laws that prohibit companies and their employees and third-party business partners, such as distributors or resellers, from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties or candidates, employees of public international organizations including healthcare professionals, or private-sector recipients for the corrupt purpose of obtaining or retaining business, directing business to any person, or securing any advantage. We currently rely on various third parties for certain services outside the United States, including continued development of our product candidates and, if approved, its subsequent commercialization. We may be held liable for the corrupt or other illegal activities of these third parties and intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

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

Our internal computer systems and those of third parties with which we contract may be vulnerable to damage from cyberattacks, “phishing” attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, computer viruses, malware (e.g. ransomware), sophisticated nation-state and nation-state-supported actors, unauthorized access or use by persons inside our organization or persons with access to systems inside our organization, hacking, natural disasters, terrorism, war and telecommunication and electrical failures despite the implementation of security measures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. System failures, accidents or security breaches could cause interruptions in our operations and could result in a material disruption of our clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our research and development programs and the development of our drug candidates could be delayed.

The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and evolved. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. It could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical and technical safeguards, further training of employees, changing third-party vendor control practices and engaging third-party subject matter experts and consultants and reduce the demand for our technology and services.

If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any security compromise affecting us, our service providers, strategic partners, other contractors, consultants, or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could incur liability, including litigation exposure, penalties and fines, we could become the subject of regulatory action or investigation, our competitive position could be harmed and the further development and commercialization of our products and services could be delayed. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business. Furthermore, federal, state and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. We may also be exposed to a risk of loss or litigation and potential liability, which could materially and adversely affect our business, results of operations or financial condition. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems

Compliance with governmental regulation and other legal obligations related to privacy, data protection and information security could result in additional costs and liabilities to us or inhibit our ability to collect and process data, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.

Privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we may in the future conduct our operations. As we receive, collect, process, use and store personal and confidential data, we are subject to diverse laws and regulations relating to data privacy and security. In the United States, numerous federal and state laws and regulations could apply to our operations or the operations of our partners, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g. Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Certain states have also enacted data privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018 ("CCPA") went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act ("CPRA") generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business; despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

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

In addition, the regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are being enacted and existing ones are being updated and strengthened. For example, on May 25, 2018, the European Union General Data Protection Regulation (“GDPR”) took effect in Europe. The GDPR is directly applicable in each European Union and EEA member state and applies to companies established in the European Union and the EEA as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the European Union and the EEA. GDPR imposes stringent data protection obligations for processors and controllers of personal data, and penalties and fines for failure to comply with GDPR are significant, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU ("CJEU"), limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, since January 1, 2021, companies have to comply with the GDPR and also the UK data protection regime, which imposes separate but similar obligations to those under the GDPR. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

The market for our drugs and drug candidates is characterized by intense competition and rapid technological advances. NERLYNX competes, and alisertib and any of our other drug candidates that receives FDA or foreign regulatory approval will compete, with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products or may offer comparable performance at a lower cost. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. If our products fail to capture and maintain market share, we may not achieve sufficient product revenue and our business will suffer.

We compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have oncology compounds that have already been approved or are in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in the following:

•	developing drugs;

•	undertaking pre-clinical testing and clinical trials;

•	obtaining FDA and other foreign regulatory approvals of drugs;

•	formulating and manufacturing drugs; and

•	launching, marketing and selling drugs.

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

As of December 31, 2022, we had 192 employees. Our future success depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled scientific, technical, marketing, managerial and financial personnel. Although we will seek to hire and retain qualified personnel with experience and abilities commensurate with our needs, there is no assurance that we will succeed despite their collective efforts. Competition for personnel is intense, and any failure to attract and retain the necessary technical, marketing, managerial and financial personnel would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Risks Related to our Intellectual Property

We depend significantly on in-licensed intellectual property, and the termination of these licenses would significantly harm our business and future prospects.

We depend significantly on our license agreements with Pfizer and Takeda, respectively. Each of these license agreements may be terminated if we materially breach the agreement and fail to cure our breach during an applicable cure period. Our failure to use commercially reasonable efforts to develop and commercialize licensed products in applicable specified major market countries would constitute a material breach of the applicable license agreement. The applicable license agreement may also be terminated if we become involved in bankruptcy, receivership, insolvency or similar proceedings. In the event either license agreement is terminated, we will lose all of our rights to develop and commercialize the drug candidates covered by such license, which would significantly harm our business and future prospects.

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

The patents we have licensed may be affected by certain provisions of the America Invents Act (“AIA”), enacted in 2011. For example, under the AIA, members of the public may seek to challenge an issued patent by petitioning the USPTO to institute a post grant proceeding, such as a Post Grant Review (“PGR”), or Inter Parties Review (“IPR”). Once a post grant proceeding is instituted, the USPTO may find grounds to revoke the challenged patent or specific claims therein. A similar procedure (known as a patent opposition) has existed in Europe for many years and we have defended, and continue to defend, our European patents in certain of those proceedings. We cannot predict whether any other licensed patents will become the subject of a post grant proceeding or patent opposition. If a significant product patent is successfully challenged in a post grant proceeding or patent opposition, it may be revoked, which would have a serious negative impact on our ability to maintain exclusivity in the market-place for our commercial products affected by such revocation and could adversely affect our future revenues and profitability.

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

Our ability to commercialize our products will depend on our ability to sell such products without infringing the patent or proprietary rights of third parties. If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Our ability to commercialize our products will depend on our ability to sell such products without infringing the patents or other proprietary rights of third parties. Third-party intellectual property rights in our field are complicated and continuously evolving. The coverage of patents is subject to interpretation by the courts, and this interpretation is not always consistent.

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

Because patent applications can take many years to issue, there may be currently pending applications unknown to us or reissue applications that may later result in issued patents upon which our products or technologies may infringe. There could also be existing patents of which we are unaware that our products or technologies may infringe. In addition, if third parties file patent applications or obtain patents claiming products or technologies also claimed by us in pending applications or issued patents, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office (“USPTO”), to determine priority of invention. If third parties file inter partes review or post-grant review petitions in the USPTO to invalidate our issued U.S. patents, we may have to participate in such proceedings to defend such patents. If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of our filed foreign patent applications. The outcome of such proceedings in the United States and foreign countries is predictable. Some of our competitors may be able to sustain the costs of such proceedings and of complex patent litigation more effectively than we can because they have substantially greater resources. Additionally, any uncertainties resulting from the initiation and continuation of any such proceedings or litigation may have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. These types of lawsuits are subject to inherent uncertainties, and are expensive and time-consuming to investigate, defend and resolve. For instance, in Hsu v. Puma Biotechnology, Inc., the plaintiff alleged that we and certain of our executive officers made false or misleading statements and failed to disclose material adverse facts about our business, operations, prospects and performance in violation of the Exchange Act. In February 2019, a jury found that three of the four challenged statements were not false and misleading, and thus found in the defendants' favor on those claims. In December 2021, the Court issued an order preliminarily approving the parties' settlement which provides for two installment payments by us of approximately $27.1 million each, which were paid in January and June 2022. On August 3, 2022, the Court ordered final approval of the parties’ settlement and dismissed the case, and the matter is now concluded. Any other litigation to which we are a party may similarly divert our management’s attention and financial and other resources, or result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines. Additionally, we may decide to settle such lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.

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

Our founder, Chief Executive Officer and President, Alan H. Auerbach, holds a warrant for 2,116,250 shares with an exercise price of $16.00 per share. If any portion of the outstanding warrant is exercised for shares of our common stock when the market price is higher than the exercise price prior to its expiration in October 2026, our stockholders may experience immediate dilution and the market price of our common stock may be adversely affected.

We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), as well as rules implemented by the SEC, or NASDAQ or any stock exchange or inter-dealer quotations system on which our common stock may be listed in the future. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically in recent years. These rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Sections 382 and 383 of the Code. Furthermore, our ability to utilize NOLs and research and development credit carryforwards of any companies we may acquire in the future may be subject to limitations, in accordance with Sections 382 and 383 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs and research and development credit carryforwards, even if we attain profitability.

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

Eshelman v. Puma Biotechnology, Inc., et. al.

In February 2016, Fredric N. Eshelman filed a lawsuit against the Company’s Chief Executive Officer and President, Alan H. Auerbach, and the Company in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D). The complaint generally alleged that Mr. Auerbach and the Company made defamatory statements regarding Dr. Eshelman in connection with a proxy contest. In May 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach. A trial on the remaining defamation claims against the Company took place from March 11 to March 15, 2019. At trial, the jury found the Company liable and awarded Dr. Eshelman $15.9 million in compensatory damages and $6.5 million in punitive damages. The Company strongly disagreed with the verdict and, on April 22, 2019, filed a motion for a new trial or, in the alternative, a reduced damages award. The Court denied that motion on March 2, 2020. The Company has appealed that ruling, and the verdict. Additionally, after trial, the plaintiff filed a motion seeking approximately $3.0 million in attorneys’ fees, as well as prejudgment interest. In the Court’s March 2020 ruling, it denied the motion for attorneys’ fees but granted the request for prejudgment interest, bringing the total judgment to $26.3 million. On March 30, 2020, the plaintiff filed a notice of cross-appeal and conditional cross-appeal, appealing the Court’s order denying the plaintiff’s request for attorneys’ fees and conditionally cross-appealing a Court ruling that certain communications between Mr. Auerbach and his attorneys were protected by attorney-client privilege and a related evidentiary ruling. On June 23, 2021, the United States Court of Appeals for the Fourth Circuit affirmed the liability verdict in the Eshelman v. Puma Biotechnology, et al matter but found the $22.4 million damages award, payable by the Company, to be excessive in light of the evidence at trial. The court vacated this award and remanded for a new trial on damages. The Court’s judgment eliminated the damages award, pending further proceedings on remand. On remand, the District Court set a trial date for the new trial on damages for November 7, 2022. As the Company announced on November 10, 2022, the parties entered into a settlement agreement. Pursuant to the settlement agreement, Dr. Eshelman filed a Stipulation of Voluntary Dismissal with Prejudice on November 7, 2022, and the Company agreed to pay Dr. Eshelman $16.0 million. The settlement amount will be paid in two separate payments, the first payment of $8.0 million was paid in January 2023, and the second payment of $8.0 million will be paid on or before November 1, 2024.

Legal Malpractice Suit

On September 17, 2020, the Company filed a lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. The Company is alleging legal malpractice based on the defendants’ negligent handling of the defense of the Company in Eshelman v. Puma Biotechnology, Inc., et al. as detailed above. On November 23, 2020, the defendant filed an answer to the complaint denying the allegations of negligence. On August 19, 2022, the Company filed a voluntary dismissal of the legal malpractice action, without prejudice, to allow the Eshelman v. Puma Biotechnology, Inc. to conclude before proceedings. The Company intends to re-file the action now that the Eshelman case has concluded. The Company is seeking recovery of all legal fees and expenses incurred in appealing from the judgment and retrying the damages phase of the Eshelman v. Puma Biotechnology, Inc. et al., as well as the amount of the settlement. However, at this time, the amount of potential damages that may be recovered in the legal malpractice case is uncertain.

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ’314 patent”) and 10,596,162 (“the ’162 patent”). (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al, 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ’314 and ’162 patents. The Company is an exclusive licensee of the ’314 and ’162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. The parties attended a status conference with the Court on February 6, 2023.  The parties are conducting fact discovery and have completed briefing relating to claim construction. A Markman hearing is scheduled for March 17, 2023. Trial is currently scheduled to begin on or after May 13, 2024.

Sandoz Litigation

On November 10, 2021, the Company filed suit against Sandoz, Inc. ("Sandoz") for infringement of U.S. Patent No. 7,399,865 B2 (“the '865 patent”) (Puma Biotechnology, Inc. et al. v. Sandoz Inc., 1:21CV19918 (D.N.J. Nov. 10, 2021) in the U.S. District Court for the District of New Jersey. The Complaint was filed within 45 days of Sandoz providing notice of its abbreviated new drug application (“ANDA”) seeking approval to market a generic version of the Company’s NERLYNX (neratinib) Tablets, 40 mg prior to the expiration of the '865 patent. The Company and Wyeth seek judgment that Sandoz’s purported ANDA product would, if allowed on the market, infringe the ‘865 patent, and ask that the Court order that, pursuant to 35 U.S.C. 271(e)(4)(A), the FDA’s approval of the Sandoz ANDA can be no earlier than the date the ‘865 patent expires. Sandoz has stated that, due to Paragraph III certifications filed for other patents listed in the Orange Book in conjunction with NERLYNX, Sandoz cannot launch its ANDA product until November 21, 2030, at the earliest. The Company’s complaint alleges that Sandoz has infringed the '865 patent by seeking approval to commercially manufacture, use, offer for sale, sell, and/or import a generic version of NERLYNX in the United States prior to the expiration of the '865 patent. The Company is the exclusive licensee of the '865 patent under the Pfizer Agreement. Wyeth is a co-plaintiff. Sandoz submitted its answer to the complaint on January 14, 2022 and asserted counterclaims challenging the ‘865 patent as invalid. The Company and Wyeth filed an answer to those counterclaims on February 4, 2022. The filing of the Company’s Complaint against Sandoz triggered a 30-month stay of marketing approval for Sandoz’s ANDA.

Effective December 13, 2022, the Company and Wyeth entered into a settlement and license agreement (the “Settlement and License Agreement”) with Sandoz to fully settle and release all claims and terminate without prejudice the patent infringement litigation. Pursuant to the Settlement and License Agreement, the Company granted Sandoz a non-exclusive, royalty-free sublicense to certain licensed patents, including U.S. Patent No. 7,399,865 B2, which would permit Sandoz to begin selling a generic version of neratinib on or around December 8, 2030, unless such date is otherwise adjusted in accordance with the Settlement and License Agreement. In addition, the Company and Wyeth granted Sandoz a waiver of any and all regulatory exclusivities.

The Company entered into the Settlement and License Agreement solely to eliminate the burden, expense, distraction and uncertainties of further litigation.

Acebright China Litigation

On January 18, 2022, Shanghai Acebright Pharmaceuticals Group Co., Ltd. (“Acebright”) filed an ANDA with the National Medical Products Administration in China (“NMPA”) seeking approval to market a generic version of the Company’s NERLYNX® (neratinib) tablet, 40mg in China. Acebright seeks approval prior to the expiration of three patents listed on the China Patent Information Registration Platform for Marketed Drugs (“Chinese Orange Book”), namely, Chinese Patent Nos. ZL201410082103.7, ZL201080060546.6, and ZL200880118789.3 (“NERLYNX® Patents”), alleging in a Type 4.2 patent declaration that its generic version of NERLYNX does not fall within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The patent declaration of Acebright were published in the Chinese Orange Book on January 19, 2022. On March 2, 2022, the Company filed petitions with the China National Intellectual Property Administration (“CNIPA”) and requested administrative determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The Company’s request for administrative determination was accepted by CNIPA on March 18, 2022. The Company has notified NMPA of the acceptance of the request for administrative determination for NMPA to institute a stay of Acebright’s ANDA for nine months. On July 11, 2022, CNIPA decided that claims 5 and 6 of patent No. ZL200880118789.3 are not eligible for registration in the Chinese Orange Book on the ground that these two pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms”, which are not eligible for listing in the Chinese Orange Book. On September 9, 2022, CNIPA decided that the generic drug in Acebright’s ANDA does not fall within the protection scope of claims 1, 3, 5 and 6 of patent No. ZL201410082103.7 and claims 1-4, 7 and 9-13 of patent No. ZL201080060546.6. The three CNIPA administrative decisions on NERLYNX® Patents have lifted the stay of Acebright’s ANDA by NMPA. The Company has appealed each CNIPA administrative decision in January 2023. The Company also filed three civil complaints based on the three NERLYNX® Patents against Acebright with the Beijing Intellectual Property court in July 2022 and requested court determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents. The court has accepted these three complaints.

Aosaikang ANDA China Litigation

On November 17, 2022, Jiangsu Aosaikang Pharmaceutical Co. Ltd. (“Aosaikang”) filed an ANDA with NMPA in China seeking approval to market a generic version of the Company’s NERLYNX®. The ANDA application No. is CYHS2202006. Aosaikang made non-infringement declarations (Type 4.2) against the four Orange Book patents ZL201410082103.7, ZL201080060546.6, ZL200880118789.3 and ZL201710057547.9. Aosaikang also alleged that patents ZL200880118789.3 and ZL201710057547.9 are not eligible for Chinese Orange Book listing.

On December 28, 2022, the Company submitted four Article 76 petitions against the Aosaikang ANDA with the CNIPA and requested administrative determination that Aosaikang’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. On January 6, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to patent nos. ZL201410082103.7 and ZL201080060546.6. Also on January 6, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to patent nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms”, which are not eligible for listing in the Chinese Orange Book. The Company has the right to appeal each CNIPA administrative decision within six months of receiving the decision. The Company also has the right to enforce NERLYNX® Patents in civil litigation before the Chinese court.

Convalife ANDA China Litigation

Convalife Pharmaceuticals (Shanghai) Co., Ltd (“Convalife”) filed an ANDA with NMPA in China seeking approval to market a generic version of the Company’s NERLYNX®. The ANDA application No. is CYHS2202095. On December 23, 2022, Convalife made non-infringement declarations (Type 4.2) against the four Orange Book patents ZL201410082103.7, ZL201080060546.6, ZL200880118789.3 and ZL201710057547.9. Convalife also alleged that patents ZL200880118789.3 and ZL201710057547.9 are not eligible for Chinese Orange Book listing.

On February 1, 2023, the Company submitted four Article 76 petitions against the Convalife ANDA with the CNIPA and requested administrative determination that Convalife’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. On February 3, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to patent nos. ZL201410082103.7 and ZL201080060546.6. Also on February 3, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to patent nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms”, which are not eligible for listing in the Chinese Orange Book. The Company has the right to appeal each CNIPA administrative decision within six months of receiving the decision. The Company also has the right to enforce NERLYNX® Patents in civil litigation before the Chinese court.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock has been quoted on the NASDAQ Global Select Market (“NASDAQ”), under the symbol “PBYI” since January 3, 2017. Prior to January 3, 2017, shares of our common stock had been listed on the New York Stock Exchange since October 19, 2012.

Record Holders

On February 22, 2023, we had ten holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. We believe approximately 11,700 additional owners held our common stock in “Street Name” as of February 22, 2023.

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

Recent Sales of Unregistered Securities

Other than as has been previously reported on a Current Report on Form 8-K filed with the SEC on March 8, 2022 and December 13, 2022, we did not sell any unregistered securities during fiscal year 2022.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Puma Biotechnology, Inc. (PBYI)*

Stock Price Performance Graph

The graph and table below compare the cumulative total return of Puma Biotechnology common stock from December 31, 2017, through December 31, 2022, with the cumulative total returns on (i) the Nasdaq Biotechnology Index and (ii) the Nasdaq Composite Index. The comparison assumes investment of $100 on December 31, 2017, in our common stock and in each index and, for each index, assumes reinvestment of all dividends.

The historical price performance included below is not necessarily indicative of future stock price performance.

Cumulative Total Return
Puma Biotechnology, Inc. Compared to the Nasdaq Biotechnology Index and Nasdaq Composite Index

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Puma Biotechnology, Inc.	100.00	20.59	8.85	10.38	3.08	4.28
Nasdaq Biotechnology Index	100.00	91.14	114.02	144.15	144.19	129.62
Nasdaq Composite Index	100.00	97.18	132.88	192.74	235.56	158.97

*On October 19, 2012, shares of Puma common stock were listed and began trading on the New York Stock Exchange.
On January 3, 2017, the listing of shares of Puma common stock was moved to the Nasdaq Stock Market.

ITEM 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company that develops and commercializes innovative products to enhance cancer care and improve treatment outcomes for patients. We are currently commercializing NERLYNX, an oral version of neratinib, for the treatment of certain HER2-positive breast cancers. Additionally, we recently in-licensed and are responsible for global development and commercialization of alisertib. Alisertib is a selective, small-molecule inhibitor of aurora kinase A that is designed to disrupt mitosis leading to apoptosis of rapidly proliferating tumor cells that are dependent on aurora kinase A. Prior to our licensing alisertib from Takeda, alisertib was tested in over 1,300 patients who were treated across 22 company-sponsored trials resulting in a large, well-characterized clinical safety database. Based on information in this database, we believe alisertib has potential application in the treatment of a range of different cancer types, including hormone receptor-positive breast cancer, triple negative breast cancer, small cell lung cancer and head and neck cancer. We intend to pursue development of alisertib initially in small cell lung cancer and hormone receptor-positive breast cancer.

NERLYNX is currently approved in the United States for two indications: the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy and for use in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens in metastatic setting. We have continued to expand the labeled indications for NERLYNX in the United States and intend to pursue further indications as well. We also believe neratinib has clinical application in the treatment of several other cancers as well, including other tumor types that over-express or have a mutation in HER2 or epidermal growth factor receptor (“EGFR”), such as cervical cancer, lung cancer or other solid tumors.

We currently market NERLYNX in the United States using our direct specialty sales force consisting of approximately 40 sales specialists. Our sales specialists are supported by an experienced sales leadership team consisting of regional managers and directors, as well as a commercial team of experienced professionals in marketing, access and reimbursement, managed markets, marketing research, commercial operations and sales force planning and management. Outside the United States, we seek to enter into exclusive sub-license agreements with third parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. As of December 31, 2022, NERLYNX has received approval for the treatment of certain patients with extended adjuvant or metastatic HER2-positive breast cancer in 49 countries outside the United States, including the European Union (“EU”), Australia, Canada, and Hong Kong. We are currently party to several sub-licenses in various regions outside the United States, including Europe (excluding Russia and Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, and various countries and territories in Central America, South America and Africa.

In September 2022, we entered into an exclusive license agreement with Takeda Pharmaceutical Company Limited (“Takeda”) to license the worldwide research and development and commercial rights to alisertib. Alisertib is an investigational, reversible, ATP-competitive inhibitor that is designed to be highly selective for aurora kinase A. Inhibition of aurora kinase A can lead to disruption of mitotic spindle apparatus assembly, disruption of chromosome segregation, and inhibition of cell proliferation. In clinical trials to date, alisertib had shown single agent activity and activity in combination with other cancer drugs in the treatment of many different types of cancers, including hormone receptor-positive breast cancer, triple negative breast cancer, small cell lung cancer and head and neck cancer.

Under the terms of the exclusive license agreement, we assumed sole responsibility for the global development and commercialization of alisertib. We paid Takeda an upfront license fee of $7.0 million in October 2022 and is eligible to receive potential future milestone payments of up to $287.3 million upon our achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. We recorded in-process research and development expense of $7.0 million during the year ended December 31, 2022, in connection with the up-front payment related to the asset acquisition. As of December 31, 2022, no milestones had been accrued as the underlying contingencies were not probable or estimable.

Our expenses to date have been related to hiring staff, commencing company-sponsored clinical trials and the build out of our corporate infrastructure and, since 2017, the commercial launch of NERLYNX. Going forward we anticipate significant expenses as we continue to develop NERLYNX in additional indications and as we pursue the development of alisertib. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance product development. To date, our major sources of working capital have been proceeds from product and license revenue, public offerings of our common stock, proceeds from our credit facility and sales of our common stock in private placements. We intend to satisfy our near-term liquidity requirements through a combination of our existing cash and cash equivalents and marketable securities as of December 31, 2022, and proceeds that will become available to us through product sales, royalties and sub-license milestone payments. However, this intention is based on assumptions that may prove to be wrong. Changes may occur that would consume our available capital faster than anticipated, including the length and severity of the COVID-19 pandemic and measures taken to control the spread of COVID-19, as well as changes in and progress of our development activities, the impact of commercialization efforts, acquisitions of additional drug candidates and changes in regulation. Some of these developments have had and may continue to have an adverse effect on our revenue and thus could have an adverse effect on our ability to satisfy the minimum revenue covenants as stated in the Athyrium Notes.

Impact of COVID-19

Our priorities during the COVID-19 pandemic have been focused on protecting the health and safety of our employees while delivering on our mission to develop and commercialize innovative products to enhance cancer care. Substantially all geographic regions in which our U.S. sales force operates have imposed restrictions to some extent and may in the future change or impose additional restrictions to control or limit the spread of COVID-19 and its variants. These restrictions include but are not limited to “shelter-in-place” orders, quarantines, testing requirements or similar orders or restrictions. These types of restrictions may deter or prevent cancer patients from traveling to see their doctors and result in a decline in revenue for NERLYNX, our only commercial product. Additionally, the impact of COVID-19 has reduced the ability of our commercial team and our sales force to travel and interact personally with physicians and members of the extended healthcare team. Many clinics, hospitals and other healthcare facilities have imposed certain restrictions that have reduced our commercial team’s abilities to engage with customers overall and have reduced face to face interactions as compared to pre-pandemic levels. Although we see recent easing of local restrictions, these have been somewhat inconsistent as we move to a broader relaxation of requirements. These types of restrictions have adversely impacted our ability to engage with our customers and have adversely impacted sales of NERLYNX, and may continue to do so. Commercial teams affiliated with certain companies to which we sub-license the commercial rights to NERLYNX, and on which we rely on for our international sales, have been impacted in similar ways by the COVID-19 pandemic. This impact has negatively impacted sales of NERLYNX and may continue to do so in the future. Any of these developments may have an adverse effect on our revenue. We have observed disruptions in patient enrollments in the United States and in our Phase II SUMMIT basket trial, and we may experience additional disruptions in those clinical trials or future clinical trials.

Our ability to continue to operate without any significant negative impact will in part depend on the future severity of the COVID-19 pandemic and our ability to protect our employees and our supply chain. We continue to follow and monitor recommended actions of government and health authorities to protect our employees worldwide. For the year ended December 31, 2022, we and our key third-party suppliers and manufacturers were able to broadly maintain operations. We rely exclusively on third-party manufacturers to manufacture NERLYNX.

Key Litigation Developments

Hsu v. Puma Biotechnology, Inc., et al.

On October 29, 2021, the parties informed the court that they had reached a settlement in principle. On November 9, 2021, the Court ordered the parties to file settlement documents by December 3, 2021. That same day, the court also clarified an earlier order by making clear that no judgment was entered against any party and that the court would retain jurisdiction over the settlement process. The parties' settlement provides that there will be no judgment for liability entered against us or our Chief Executive Officer, Alan H. Auerbach, and provides for two installment payments by us of approximately $27.1 million each, which were paid in January 2022 and June 2022. On December 29, 2021, the Court issued an order preliminarily approving the parties’ settlement. On August 3, 2022, the Court ordered final approval of the parties' settlement and dismissed the case. This matter is now concluded.

Eshelman v. Puma Biotechnology, Inc., et al.

In February 2016, Fredric N. Eshelman filed a lawsuit against the Company’s Chief Executive Officer and President, Alan H. Auerbach, and the Company in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D). The complaint generally alleged that Mr. Auerbach and the Company made defamatory statements regarding Dr. Eshelman in connection with a proxy contest. In May 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach. A trial on the remaining defamation claims against the Company took place from March 11 to March 15, 2019. At trial, the jury found the Company liable and awarded Dr. Eshelman $15.9 million in compensatory damages and $6.5 million in punitive damages. The Company strongly disagreed with the verdict and, on April 22, 2019, filed a motion for a new trial or, in the alternative, a reduced damages award. The Court denied that motion on March 2, 2020. The Company appealed that ruling, and the verdict. Additionally, after trial, the plaintiff filed a motion seeking approximately $3.0 million in attorneys’ fees, as well as prejudgment interest. In the Court’s March 2020 ruling, it denied the motion for attorneys’ fees but granted the request for prejudgment interest, bringing the total judgment to $26.3 million. On March 30, 2020, the plaintiff filed a notice of cross-appeal and conditional cross-appeal, appealing the Court’s order denying the plaintiff’s request for attorneys’ fees and conditionally cross-appealing a Court ruling that certain communications between Mr. Auerbach and his attorneys were protected by attorney-client privilege and a related evidentiary ruling. On June 23, 2021, the United States Court of Appeals for the Fourth Circuit affirmed the liability verdict in the Eshelman v. Puma Biotechnology, et al matter but found the $22.4 million damages award, payable by the Company, to be excessive in light of the evidence at trial. The court vacated this award and remanded for a new trial on damages. The Court’s judgment eliminated the damages award, pending further proceedings on remand. On remand, the District Court set a trial date for the new trial on damages for November 7, 2022. As the Company announced on November 10, 2022, the parties entered into a settlement agreement. Pursuant to the settlement agreement, Dr. Eshelman filed a Stipulation of Voluntary Dismissal with Prejudice on November 7, 2022, and the Company agreed to pay Dr. Eshelman $16.0 million. The settlement amount will be paid in two separate payments; the first payment of $8.0 million was paid in January 2023 and the second payment of $8.0 million will be paid on or before November 1, 2024.

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

Cost of sales

Cost of sales consists of third-party manufacturing costs, freight, and indirect overhead costs associated with sales of NERLYNX. Cost of product sales also includes period costs related to royalty charges payable to Pfizer, the amortization of milestone payments under our license agreement with Pfizer, certain inventory manufacturing services, inventory adjustment charges, unabsorbed manufacturing and overhead costs, and manufacturing variances. Cost of sales includes applicable license termination fees.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses, consist primarily of salaries and payroll-related costs, stock-based compensation expense, professional fees, business insurance, rent, general legal activities, credit loss expense and other corporate expenses. We expense SG&A costs as they are incurred.

Research and development expenses

Research and development ("R&D") expenses include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for manufacturing of clinical materials and clinical trials. During the years ended December 31, 2022, 2021 and 2020, our R&D expenses consisted primarily of CRO fees, fees paid to consultants, salaries and related personnel costs and stock-based compensation. We expense our R&D costs as they are incurred. Internal R&D expenses primarily consist of payroll-related costs and also include equipment costs, travel expenses and supplies.

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

Results of Operations

The following summarizes our results of operations for the years ended December 31, 2022 and 2021. For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2021, compared to the year ended December 31, 2020, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the Year Ended December 31, 2021, which was filed with the United States Securities and Exchange Commission on March 3, 2022.

Total revenue

Total revenue was approximately $228.0 million for the year ended December 31, 2022, compared to $253.2 million for the year ended December 31, 2021.

Product revenue, net

Product revenue, net was approximately $200.0 million for the year ended December 31, 2022, compared to $189.1 million for the year ended December 31, 2021. The increase in product revenue, net was primarily attributable to an increase in net selling price and a decrease in reserves for variable consideration from approximately 19.3% of product revenue for the year ended December 31, 2021 to approximately 17.9% of product revenue for the year ended December 31, 2022, partially offset by a volume decrease of approximately 4.6% in bottles of NERLYNX sold. The decrease in reserves for variable consideration is due primarily to a favorable payor mix, inflation as well as certain adjustments.

License revenue

There was no license revenue for the year ended December 31, 2022, compared to $51.8 million for the year ended December 31, 2021. The decrease in license revenue was primarily due to a large upfront payment in connection with an amendment to the Pierre Fabre sub-license agreement during the year ended December 31, 2021.

Royalty revenue

Royalty revenue was approximately $28.0 million for the year ended December 31, 2022, compared to $12.3 million for the year ended December 31, 2021. The increase was due to increased product sales by our sub-licensees as they increased commercialization of NERLYNX in additional territories, including an increase in China sales.

Cost of sales

Cost of sales was approximately $55.1 million for the year ended December 31, 2022, compared to $63.7 million for the year ended December 31, 2021. The decrease in cost of sales was primarily attributable to a one-time expense of $20.0 million related to the termination of the CANbridge Biomed Limited distribution agreement during the year ended December 31, 2021, partially offset by higher royalties on increased product sales, net.

Selling, general and administrative expenses:

Selling, general, and administrative expenses	For the Year Ended		Change
(in thousands)	December 31,		$	%
	2022	2021	2022/2021	2022/2021
Payroll and related costs	$29,933	$38,118	$(8,185)	-21.5%
Professional fees and expenses	38,122	38,356	(234)	-0.6%
Travel and meetings	5,057	4,521	536	11.9%
Facilities and equipment costs	5,338	5,546	(208)	-3.8%
Stock-based compensation	8,046	25,699	(17,653)	-68.7%
Credit loss recovery	—	(1,000)	1,000	-100.0%
Other	3,482	5,054	(1,572)	-31.1%
	$89,978	$116,294	$(26,316)	-22.6%

Total SG&A expenses decreased approximately 22.6% to $90.0 million for the year ended December 31, 2022 from $116.3 million for the year ended December 31, 2021. The decrease is primarily attributable to the following:

•	a decrease in payroll and related costs of approximately $8.2 million, consisting of approximately $7.6 million due to the impact of headcount reductions at the end of 2021, and approximately $2.0 million in a payroll tax credit under the CARES Act, offset by an increase in commissions and bonuses of approximately $1.2 million;

•

a decrease in professional fees and expenses of approximately $0.2 million, consisting of an increase of approximately $6.7 million in legal fees (See Part II, Item 1. "Legal Proceedings"); offset by decreases of approximately $6.6 million in consultant and contractors, primarily related to decreased consultancy efforts in marketing and commercialization support, and approximately $0.5 million in insurance expenses;

•	a decrease in stock-based compensation expense of approximately $17.7 million, primarily due to the $13.6 million incremental expense resulting from the modification to the term of Mr. Auerbach's warrant in 2021, and approximately $4.1 million due to the impact of headcount reductions at the end of 2021 combined with a lower stock price at which new grants were valued; and

•	a decrease in other expenses of approximately $1.6 million primarily due to a decrease in education and training, software, sponsorships, business licenses and other business related fees.

The decreases above were partially offset by:

•	an increase in travel and meetings expense of approximately $0.5 million, primarily due to the easing of COVID-19 travel restrictions; and

•	a recovery of a prior year $1.0 million credit loss expense in the year ended December 31, 2021.

Research and development expenses:

Research and development expenses	For the Year Ended		Change
(in thousands)	December 31,		$	%
	2022	2021	2022/2021	2022/2021
Clinical trial expense	$17,367	$26,033	$(8,666)	-33.3%
Internal R&D	27,511	33,068	(5,557)	-16.8%
Consultant and contractors	3,582	5,835	(2,253)	-38.6%
Stock-based compensation	3,780	6,934	(3,154)	-45.5%
	$52,240	$71,870	$(19,630)	-27.3%

Total R&D expenses decreased approximately 27.3% to $52.2 million for the year ended December 31, 2022 from approximately $71.9 million for the year ended December 31, 2021. The decrease is primarily attributable to the following:

•	a decrease in clinical trial expense of approximately $8.7 million, primarily due to the reduction in the number of patients in certain clinical trials;

•

a decrease in internal R&D of approximately $5.6 million, consisting of approximately $5.1 million due to a decrease in headcount and clinical trial activity, and a decrease of approximately $1.8 million for a payroll tax credit under the CARES Act, partially offset by an increase in bonuses of approximately $1.0 million and increased travel of approximately $0.4 million;

•

a decrease in consultant and contractors of approximately $2.3 million, primarily due to the close of the CONTROL study and a reduction in the number of patients undergoing treatment in the SUMMIT study; and

•	a decrease in stock-based compensation of approximately $3.2 million, primarily due to the impact of a lower headcount combined with a lower stock price at which new grants were valued.

Acquired In-Process Research and Development Expense

For the year ended December 31, 2022, we entered into an exclusive license agreement with Takeda to license the worldwide research and development and commercial rights to alisertib, a new product candidate. We recorded acquired in-process research and development expense related to the up-front payment of $7.0 million.

Other income and expenses:

Other income (expenses)	For the Year Ended		Change
(in thousands)	December 31,		$	%
	2022	2021	2022/2021	2022/2021
Interest income	$813	$160	$653	408.1%
Interest expense	(11,592)	(12,807)	1,215	-9.5%
Legal verdict expense	(12,456)	(9,591)	(2,865)	29.9%
Loss on debt extinguishment	—	(8,146)	8,146	0.0%
Other income (expense)	(28)	292	(320)	-109.6%
	$(23,263)	$(30,092)	$6,829	-22.7%

Interest expense

For the year ended December 31, 2022, we recognized approximately $11.6 million in interest expense compared to approximately $12.8 million of interest expense for the year ended December 31, 2021. The approximately $1.2 million decrease in interest expense was primarily the result of $0.8 million of interest accrued for the year ended December 31, 2021 related to a milestone payment due to Pfizer in installments, as well as lower costs related to our outstanding debt.

Legal verdict expense

For the year ended December 31, 2022, we increased our legal expense accrual by approximately $12.5 million with respect to the Eshelman v. Puma Biotechnology, Inc., et al. judgment. See Part II, Item 1. "Legal Proceedings" in this Annual Report for further details.

For the year ended December 31, 2021, we reduced our legal verdict expense accrual by approximately $19.8 million with respect to the Eshelman v. Puma Biotechnology, Inc., et al judgment, and we increased our legal verdict expense accrual by approximately $29.4 million with respect to the Hsu v. Puma Biotechnology, Inc., et al judgement, which resulted in a net legal verdict expense of approximately $9.6 million.

Loss on debt extinguishment

For the year ended December 31, 2021, we recognized approximately $8.1 million in loss on debt extinguishment in connection with our debt refinancing during the third quarter of 2021. See Note 10-Debt in the notes to the financial statements in this Annual Report on Form 10-K.

Non-GAAP Financial Measures:

In addition to our operating results, as calculated in accordance with generally accepted accounting principles in the United States, ("GAAP"), we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance. The following table presents our net income (loss) and net income (loss) per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation. For the year ended December 31, 2022, stock-based compensation represented approximately 8.3% of the total of SG&A and R&D expenses. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Income (Loss) and GAAP Net Loss Per Share to Non-GAAP Adjusted Net Income (Loss) Per Share

(in thousands except share and per share data)

	For the Year Ended December 31,
	2022		2021
GAAP net income (loss)	$2		$(29,126)
Adjustments:
Stock-based compensation -
Selling, general and administrative (1)	8,046		25,699
Research and development (2)	3,780		6,934
Non-GAAP adjusted net income	$11,828		$3,507

GAAP net income (loss) per share—basic	$-		$(0.72)
Adjustment to net income (loss) (as detailed above)	0.26		0.81
Non-GAAP adjusted basic net income per share	$0.26	(3)	$0.09	(3)

GAAP net income (loss) per share—diluted	$-		$(0.72)
Adjustment to net income (loss) (as detailed above)	0.26		0.80
Non-GAAP adjusted diluted net income per share	$0.26	(4)	$0.08	(4)
(1) To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.

(3) Non-GAAP adjusted basic net income per share was calculated based on 44,674,501 and 40,638,852 weighted-average shares of common stock outstanding for the years ended December 31, 2022 and 2021, respectively.

(4) Non-GAAP adjusted diluted net income per share was calculated based on 44,929,998 and 41,558,838 weighted-average shares of common stock outstanding and potentially dilutive common stock equivalents (stock options, restricted stock units and warrants) for the twelve months ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of and for the years ended December 31, 2022 and December 31, 2021 and is intended to supplement the more detailed discussion that follows:

	As of	As of
Liquidity and capital resources (in thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$76,201	$63,131
Marketable securities	$4,873	$18,975
Working capital	$56,797	$30,436
Stockholders' Equity (deficit)	$21,608	$(2,446)

We also have long-term debt, net of $98.3 million and $97.1 million for the years ended December 31, 2022 and 2021, respectively, related to our Athyrium debt

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Cash provided by (used in):
Operating activities	$(15,827)	$20,650
Investing activities	7,104	(10,881)
Financing activities	12,223	(31,931)
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,500	$(22,162)

Operating Activities

We recorded net income of approximately two thousand dollars and net loss of approximately $29.1 million for the years ended December 31, 2022 and 2021, respectively. We recorded negative cash flows from operating activities of approximately $15.8 million for the year ended December 31, 2022 and recorded positive cash flows from operating activities of approximately $20.7 million for the year ended December 31, 2021.

Net cash used in operating activities for the year ended December 31, 2022 of $15.8 million consisted of net income of two thousand dollars, offset by non-cash items of approximately $20.7 million, including stock-based compensation and depreciation and amortization. Total changes in cash flows from operations were due to changes in working capital and included a decrease in inventory of approximately $2.6 million and a decrease in prepaid expenses and other of approximately $2.4 million. These changes were offset by an increase in accounts receivable, net of approximately $7.8 million, an increase in other current assets of approximately $2.0 million, a decrease in post-marketing commitment liability of approximately $0.9 million, a decrease in accounts payable of approximately $4.7 million, and a decrease in accrued expenses of approximately $33.1 million

Net cash provided by operating activities for the year ended December 31, 2021 of $20.7 million consisted of a net loss of a $29.1 million, offset by a decrease of non-cash items of approximately $46.6 million, including stock-based compensation, depreciation and amortization, credit loss recovery and loss on extinguishment of debt of approximately $3.8 million related to the write off of debt issuance costs. Further changes in cash flows from operations included an increase in accrued expenses other of approximately $5.2 million, a decrease in other current assets of approximately $3.2 million, and a decrease in prepaid expenses and other of approximately $2.7 million. These changes were offset by an increase in accounts receivable, net of approximately $6.0 million, an increase in inventory of approximately $3.7 million, a decrease in post-marketing commitment liability of approximately $1.1 million, and a decrease in accounts payable of approximately $0.9 million.

Investing Activities

During the year ended December 31, 2022, cash provided by investing activities was approximately $7.1 million. This included the maturity of available-for-sale securities of approximately $18.9 million, partially offset by the purchase of available-for-sale securities of approximately $4.8 million, and the purchase of in-process R&D of $7.0 million as part of the Takeda Agreement.

During the year ended December 31, 2021, cash used in investing activities was approximately $10.9 million. This included the maturity of available for-sale securities of approximately $27.2 million, partially offset by the purchase of available-for-sale securities of approximately $38.1 million.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2022 was approximately $12.2 million, representing cash raised, net of offering expenses, from the Purchase Agreement entered into on March 8, 2022 with Mr. Auerbach and Athyrium, and the Purchase Agreement entered into with Mr. Auerbach on December 9, 2022.

During the year ended December 31, 2021, cash used in financing activities was approximately $31.9 million. During July 2021, we used approximately $8.5 million for the payment of prepayment costs, end of loan payment costs and other extinguishment costs related to our credit facility with Oxford Finance, LLC (“Oxford”), and approximately $1.9 million in payment of debt issuance costs related to the Athyrium Notes, and $20.0 million was used for installment payments relating to the milestone achieved under our license agreement with Pfizer.

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

Athyrium Note Purchase Agreement

We issued senior notes for an aggregate principal amount of $100.0 million pursuant to the note purchase agreement dated July 23, 2021, by us, and our subsidiaries, and Athyrium, as Administrative Agent, and certain other investor parties (the “Note Purchase Agreement”), with an initial maturity date of July 23, 2026 (the “Athyrium Notes”). The Athyrium Notes were issued for face amount of $100.0 million net of an original issue discount of $1.5 million. The Athyrium Notes also require a 2.0% exit payment to be made on each payment of principal. The borrowings under the Athyrium Notes, together with cash on hand, were used to repay our outstanding indebtedness, including the applicable exit and prepayment fees owed to lenders under our prior credit facility with Oxford (the “Prior Oxford Credit Facility”). We can borrow up to an additional $25.0 million under the Note Purchase Agreement for general corporate purposes and to further support commercial initiatives. The Athyrium Notes are secured by substantially all of our assets. We incurred $1.9 million of deferred financing costs with the initial borrowing of the Athyrium Notes.

Interest on the Athyrium Notes is calculated in part based on the Secured Overnight Financing Rate (“SOFR”), which replaced the “London Interbank Offering Rate” as the floating benchmark for interest rate calculations applicable to the Athyrium Notes pursuant to the terms of the Third Amendment to Note Purchase Agreement dated as of September 16, 2022 (the “Third Amendment”). The modification of the Note Purchase Agreement pursuant to the Third Amendment did not meet the requirements of a debt extinguishment under ASC 470-50 - Debt Modifications and Exchanges and no gain or loss was recognized. The Company performed a quantitative analysis and determined that the terms of the new debt and original debt instrument are not substantially different. Accordingly, the Third Amendment is accounted for as a debt modification.

Following the effectiveness of the Third Amendment, the Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) the lesser of (i) the sum of (x) three-month term SOFR for an interest period of three months plus (y) 0.26161% (26.161 basis points) and (ii) three and one-half of one percent (3.50%) per annum. Interest is payable quarterly on the last business day of March, June, September and December each year. Beginning June 30, 2024, principal payments are required to be made quarterly at 11.11% of the original face amount with the remaining balance paid at maturity. Each principal payment will also include a 2.0% exit payment. As of December 31, 2022, the effective interest rate for the loan was 12.99%.

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

As of December 31, 2022, the principal balance outstanding under the Athyrium Notes was $100.0 million, representing all of the Company’s long-term debt. The Company was in compliance with all applicable covenants under the Athyrium Notes.

Current and Future Financing Needs

We did not receive or record any product revenue until the third quarter of 2017. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our R&D efforts and our commercialization efforts.

We may choose to begin new R&D efforts or we may choose to launch additional marketing efforts. For example, we recently in-licensed alisertib from Takeda and assumed sole responsibility for its global development and commercialization. These efforts will require funding in addition to the cash and cash equivalents totaling approximately $76.2 million and approximately $4.9 million in marketable securities available at December 31, 2022. While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will need to generate significant revenue to sustain operations and successfully commercialize neratinib. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Our ability to obtain funding may be adversely impacted by uncertain market conditions, including the global COVID-19 pandemic, our success in commercializing neratinib, our success in developing alisertib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. We believe that our existing cash and cash equivalents and marketable securities as of December 31, 2022, and proceeds that will become available to us through product sales and sub-license payments are sufficient to satisfy our operating cash and capital needs for at least one year after the filing of this Annual Report.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. Our contractual obligations result from leases for office space and office equipment and the principal and interest owed under our Note Purchase Agreement. We also have unrecognized tax benefits that, if recognized, would affect the effective tax rate at December 31, 2022. We do not have tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefit will significantly increase or decrease within 12 months of the reporting date. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information.

The following table represents our contractual obligations as of December 31, 2022, aggregated by type (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years
Operating Lease Obligations	18,927	5,631	13,296
Long Term Debt Obligations (principal and interest)	131,234	11,660	119,574
Total	150,161	17,291	132,870

We also engage with CROs and contract manufacturing organizations ("CMOs") in addition to engaging in contracts for the management of its ongoing clinical trials and pre-commercialization efforts. We may cancel these agreements with a 30 to 45 day written notice to the outside vendor. We would be obligated to pay for services rendered up to that point, which amounts to total contractual obligations of $55.2 million within the next twelve months. The contracts also contain variable costs that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary, and therefore, are not included in the total obligations amount. The remaining milestone amounts were not included in the table above as the timing of when or if these payments will be made is uncertain. As of December 31, 2022, our obligations for potential milestone payments totaled approximately $14.4 million. This amount will be paid by us if all milestones are reached and would reduce the overall contractual obligation if one or more milestone is never reached.

In regard to our contractual obligations in relation to the Pfizer in-license agreement, as consideration for the license, we are required to make substantial payments upon the achievement of certain milestones totaling approximately $187.5 million if all such milestones are achieved, of which $102.5 million have been achieved as of December 31, 2022. The remaining milestone amounts were not included in the table above as the timing of when or if these payments will be made is uncertain. In connection with the FDA approval of NERLYNX in July 2017, we triggered a one-time milestone payment pursuant to the agreement. In June 2020, we entered into a letter agreement with Pfizer relating to the method of payment associated with a milestone payment under our license agreement with Pfizer (see Note 14-Commitments and Contingencies in the accompanying notes to the financial statements). In addition, the Company reached a commercial milestone by achieving aggregate worldwide net sales of $250.0 million in calendar year 2022, resulting in a payable to Pfizer of $12.5 million as of December 31, 2022. The commercial milestone payable was paid in February 2023. Should we commercialize any more of the compounds licensed from Pfizer or any products containing any of these compounds, we will be obligated to pay to Pfizer annual royalties at a fixed rate in the low to mid-teens of net sales of all such products, subject to certain reductions and offsets in some circumstances. Our royalty obligation continues, on a product-by-product and country-by-country basis, until the later of (i) the last to expire licensed patent covering the applicable licensed product in such country, or (ii) the earlier of generic competition for such licensed product reaching a certain level in such country or expiration of a certain time period after first commercial sale of such licensed product in such country. In the event that we sublicense the rights granted to us under the license agreement with Pfizer to a third party, the same milestone and royalty payments are required. We can terminate the license agreement at will, or for safety concerns, in each case upon specified advance notice.

In regard to our contractual obligations with Takeda, as consideration for the license, we are required to make substantial payments upon the achievement of certain milestones totaling $287.3 million if all such milestones are achieved. As of December 31, 2022, no milestones had been achieved.

See Note 13-Income Taxes and Note 14-Commitments and Contingencies in the accompanying notes to the financial statements for a summary of our uncertain tax positions and contracts held by us as of December 31, 2022. As of December 31, 2022, the amount of unrecognized tax benefit was $2.5 million, and is also not included in the table above as the timing of when or if these payments will be made is uncertain.

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

Product Revenue, Net:

We sell NERLYNX to a limited number of specialty pharmacies and specialty distributors in the United States. These customers subsequently resell our products to patients and certain medical centers or hospitals. In addition to distribution agreements with these customers, we enter into arrangements with healthcare providers and payors that provide for government mandated and/or privately negotiated rebates, chargebacks and discounts with respect to the purchase of our products. Product revenue also consists of product sales under sub-license agreements to our sub-licensees, who then sell into their respective international territories.

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

Reserves for Variable Consideration:

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between us and our customers, payors, and other indirect customers relating to the sale of our products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable or a current liability. These estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method in ASC 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2022 and, therefore, the transaction price was not reduced further during the year ended December 31, 2022. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Recently Issued Accounting Standards

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

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with Securities and Exchange Commission ("SEC") regulations. The Company adopted ASU 2020-10 as of the reporting period beginning January 1, 2021. ASU 2020-10 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832), which enhances disclosure of transactions with governments that are accounted for by applying a grant or contribution model. ASU 2021-10 requires entities to provide information about the nature of the transactions, the related accounting policies used to account for the transactions, the effect of the transactions on an entity's financial statements, and significant terms and conditions associated with the transactions. ASU 2021-10 must be adopted for fiscal years beginning after December 15, 2021. Early adoption is permitted. We adopted this guidance during 2022, and recognized approximately $3.8 million in payroll tax credits under the Coronavirus Aid Relief Economic Security Act (the "CARES Act").

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invest our excess cash primarily in cash equivalents such as money market investments as of December 31, 2022. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of borrowings outstanding under the Athyrium Notes. As of December 31, 2022 the aggregate outstanding principal amounts of the Athyrium Notes was $100.0 million. The Athyrium Notes bear interest at a rate per annum equal to the sum of (a) 8.00% plus (b) the lesser of (x) adjusted three-month term LIBOR for such interest period ("LIBOR") and (y) 3.5% (or a comparable or successor rate that gives due consideration to the then prevailing rate used by commercial banks in the United States, which rate is reasonably determined by Athyrium) until September 30, 2022. As described in Note 10, we modified the interest rate, beginning October 1, 2022, to the adjusted three-month term SOFR and the lesser of (a) the sum of (i) three-month term SOFR and (ii) 0.26161% (26.161 basis points) and (b) three and one-half of one percent (3.50%) per annum. If overall interest rates had increased by one hundred basis points during the year ended December 31, 2022, our interest expense would have increased by approximately $1.0 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)) as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework - 2013 (COSO 2013 framework). Based on this evaluation, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our 2023 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our 2023 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our 2023 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our 2023 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our 2023 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.

Consolidated Financial Statement Schedules

(a) Documents Filed as Part of Report

(1) Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm	F-2
•	Consolidated Balance Sheets at December 31, 2022 and 2021	F-5
•	Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020	F-6
•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2022, 2021 and 2020	F-7
•	Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2022, 2021 and 2020	F-8
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020	F-9
•	Notes to Consolidated Financial Statements	F-10

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

10.6#	Form of Indemnification Agreement (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 15, 2012 and incorporated herein by reference)

10.7#	Amended Non-Employee Director Compensation Program (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020 and incorporated herein by reference)

10.7(a)#	Amended Non-Employee Director Compensation Program, dated April 27, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed with the SEC on May 5, 2022 and incorporated herein by reference)

10.8(a)*

License Agreement, dated November 20, 2017, by and between the Company and Specialised Therapeutics Asia Pte Ltd. (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2018 and incorporated herein by reference)

10.8(b)*

Amendment No. 1, dated April 20, 2018, to the License Agreement by and between the Company and Specialised Therapeutics Asia Pte Ltd. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018 and incorporated herein by reference)

10.9#

Letter Agreement, dated December 8, 2017, between the Company and Douglas Hunt (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2018 and incorporated herein by reference)

10.10(a)*

Collaboration and License Agreement, dated January 30, 2018, between the Company and CANbridge Biomed Limited (as successor in interest to CANbridgepharma Limited) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018 and incorporated herein by reference)

10.10(b)*

Side Letter Agreement, dated November 19, 2018, between the Company and CANbridge Biomed Limited (as successor in interest to CANbridgepharma Limited) (filed as Exhibit 10.15(b) to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2019 and incorporated herein by reference)

10.10(c)**	Termination Agreement, dated February 24, 2021, by and between the Company and CANbridge BIOMED Limited (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021 and incorporated herein by reference)

10.11*

License Agreement, dated March 30, 2018, between the Company and Pint Pharma International SA (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018 and incorporated herein by reference)

10.12*

Supply Agreement, dated April 20, 2018, by and between the Company and Specialised Therapeutics Asia Pte. Ltd. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018 and incorporated herein by reference)

10.13#

Letter Agreement, dated September 28, 2018, between the Company and Maximo F. Nougues (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2018 and incorporated herein by reference)

10.14(a)*

License Agreement, dated January 9, 2019, by and between the Company and Knight Therapeutics Inc. (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2019 and incorporated herein by reference)

10.14(b)**

Amendment to the License Agreement, dated December 18, 2019, by and between the Company and Knight Therapeutics, Inc. (filed as Exhibit 10.17(b) to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020 and incorporated herein by reference)

10.15(a)**

License Agreement, dated March 29, 2019, by and between the Company and Pierre Fabre Medicament SAS (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019 and incorporated herein by reference)

10.15(b)**

First Amendment to the License Agreement, dated September 17, 2019, by and between the Company and Pierre Fabre Medicament SAS (filed as Exhibit 10.18(b) to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020 and incorporated herein by reference)

10.15(c)**

Second Amendment to the License Agreement, dated November 25, 2019, by and between the Company and Pierre Fabre Medicament SAS (filed as Exhibit 10.18(c) to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020 and incorporated herein by reference)

10.15(d)**	Amendment No. 3 to the License Agreement, dated February 24, 2021, by and between the Company and Pierre Fabre Medicament SAS (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021 and incorporated herein by reference)

10.16#	Letter Agreement, dated February 13, 2020, by and between the Company and Jeff J. Ludwig (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2021 and incorporated herein by reference)

10.17(a)**	Note Purchase Agreement, dated July 23, 2021, by and between the Company and Athyrium Opportunities IV Co-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2021 and incorporated herein by reference)

10.17(b)**	First Amendment to Note Purchase Agreement, dated February 8, 2022, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.18(b) to the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2022 and incorporated herein by reference)

10.17(c)+	Second Amendment to Note Purchase Agreement, dated May 18, 2022, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent

10.17(d)	Third Amendment to Note Purchase Agreement, dated September 16, 2022, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022 and incorporated herein by reference)

10.17(e)+**	Fourth Amendment to Note Purchase Agreement, dated November 29, 2022, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent

10.18	Open Market Sale AgreementSM, dated November 4, 2021, by and between the Company and Jeffries LLC (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2021 and incorporated herein by reference)

10.19**	Securities Purchase Agreement, dated March 8, 2022, by and between Puma Biotechnology, Inc. and the Purchasers listed on the Schedule of Purchasers thereto (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on July 25, 2022, and incorporated herein by reference)

10.20**	Exclusive License Agreement, dated September 16, 2022, by and between the Company and Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022 and incorporated herein by reference)

10.21**	Securities Purchase Agreement, dated December 9, 2022, by and between Puma Biotechnology, Inc. and Alan H. Auerbach (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2022 and incorporated herein by reference)

21.1+	Subsidiaries

23.1+	Consent of KPMG LLP

24.1+	Power of Attorney (included on signature page)

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Filed herewith

++	Furnished herewith

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

**

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10) or certain schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). Such omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

#	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2023.

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

Signature	Date

/s/ Alan H. Auerbach	March 2, 2023
Alan H. Auerbach

/s/ Maximo Nougues	March 2, 2023
Maximo Nougues

/s/ Alessandra Cesano	March 2, 2023
Alessandra Cesano

/s/ Allison Dorval	March 2, 2023
Allison Dorval

/s/ Michael P. Miller	March 2, 2023
Michael P. Miller

/s/ Jay M. Moyes	March 2, 2023
Jay M. Moyes

/s/ Adrian M. Senderowicz	March 2, 2023
Adrian M. Senderowicz

/s/ Brian M. Stuglik	March 2, 2023
Brian M. Stuglik

/s/ Troy E. Wilson	March 2, 2023
Troy E. Wilson

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Puma Biotechnology, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Puma Biotechnology, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Estimate of certain variable consideration related to product revenue, net

As discussed in Note 2 to the consolidated financial statements, the Company recognizes product revenue, net that includes estimates of variable consideration. For the year ended December 31, 2022, the Company recorded product revenue, net of $200.0 million. The components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives. These estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method in Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The range of possible outcomes is driven by relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns.

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

Los Angeles, California
March 2, 2023

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$76,201	$63,131
Marketable securities	4,873	18,975
Accounts receivable	40,350	32,526
Inventory, net	4,526	7,109
Prepaid expenses, current	5,902	8,984
Restricted cash, current	—	8,850
Other current assets	2,429	447
Total current assets	134,281	140,022
Lease right-of-use assets, net	11,362	14,017
Property and equipment, net	1,146	1,756
Intangible assets, net	70,610	66,125
Restricted cash, long-term	2,591	3,311
Prepaid expenses and other, long-term	2,069	1,354
Total assets	$222,059	$226,585
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,440	$11,174
Accrued expenses, current	53,034	92,575
Accrued in-licensed rights, current	12,500	—
Post-marketing commitment liability, current	1,370	2,263
Lease liabilities, current	4,140	3,574
Total current liabilities	77,484	109,586
Accrued expenses, long-term	7,391	915
Lease liabilities, long-term	11,834	15,975
Post-marketing commitment liability, long-term	5,435	5,463
Long-term debt, net	98,307	97,092
Total liabilities	200,451	229,031
Commitments and contingencies (Note 14)
Stockholders' equity (deficit):
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 46,345,660 and 41,175,507 shares issued and outstanding at December 31, 2022 and 2021, respectively	5	4
Additional paid-in capital	1,388,358	1,364,309
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(1,366,755)	(1,366,757)
Total stockholders' equity (deficit)	21,608	(2,446)
Total liabilities and stockholders' equity (deficit)	$222,059	$226,585

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2022	2021	2020
Revenues:
Product revenue, net	$200,023	$189,064	$196,728
License revenue	—	51,750	22,700
Royalty revenue	28,008	12,341	5,682
Total revenue	228,031	253,155	225,110
Operating costs and expenses:
Cost of sales	55,093	63,701	39,374
Selling, general and administrative	89,978	116,294	118,488
Research and development	52,240	71,870	97,650
Acquired in-process research and development	7,000	—	—
Total operating costs and expenses	204,311	251,865	255,512
Income (loss) from operations	23,720	1,290	(30,402)
Other income (expenses):
Interest income	813	160	489
Interest expense	(11,592)	(12,807)	(14,046)
Legal verdict expense	(12,456)	(9,591)	(16,196)
Loss on debt extinguishment	—	(8,146)	—
Other income (expense)	(28)	292	367
Total other expenses	(23,263)	(30,092)	(29,386)
Net income (loss) before income taxes	$457	$(28,802)	$(59,788)
Income tax expense	(455)	(324)	(207)
Net income (loss)	$2	$(29,126)	$(59,995)
Net income (loss) per share of common stock—basic	$-	$(0.72)	$(1.52)
Net income (loss) per share of common stock—diluted	$-	$(0.72)	$(1.52)
Weighted-average shares of common stock outstanding—basic	44,674,501	40,638,852	39,576,107
Weighted-average shares of common stock outstanding—diluted	44,929,998	40,638,852	39,576,107

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Net income (loss)	$2	(29,126)	(59,995)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax of $0, $0 and $0	2	(2)	(65)
Reclassifications of gain on available-for-sale securities, included in “Other income (expenses)", net of tax of $0, $0 and $0	—	—	3
Comprehensive income (loss)	$4	$(29,128)	$(60,057)

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2019	39,203,304	$4	$1,295,033	$62	$(1,277,636)	$17,463
Stock-based compensation	—	—	36,575	—	—	36,575
Shares issued or restricted stock units vested under employee stock plans	883,083	—	68	—	—	68
Reclassification of gain on available-for-sale securities	—	—	—	3	—	3
Unrealized loss on available-for-sale securities	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	(59,995)	(59,995)
Balance at December 31, 2020	40,086,387	4	1,331,676	—	(1,337,631)	(5,951)
Stock-based compensation	—	—	32,633	—	—	32,633
Shares issued or restricted stock units vested under employee stock plans	1,089,120	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(29,126)	(29,126)
Balance at December 31, 2021	41,175,507	4	1,364,309	(2)	(1,366,757)	(2,446)
Stock-based compensation	—	—	11,826	—	—	11,826
Shares issued or restricted stock units vested under employee stock plans	1,017,744	—	—	—	—	—
Shares issued under private investments in public equity, net of issuance costs of approximately $0.2M	4,152,409	1	12,223	—	—	12,224
Unrealized gain on available-for-sale securities	—	—	—	2	—	2
Net income	—	—	—	—	2	2
Balance at December 31, 2022	46,345,660	$5	$1,388,358	$—	$(1,366,755)	$21,608

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income (loss)	$2	$(29,126)	$(59,995)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,920	10,598	10,033
In-process research and development expenses	7,000	—	—
Stock-based compensation	11,826	32,633	36,575
Provision for credit loss (recovery)	—	(1,000)	1,000
Disposal of property and equipment	1	1	—
Loss on debt extinguishment	—	8,146	—
Changes in operating assets and liabilities:
Accounts receivable, net	(7,824)	(5,983)	2,353
Inventory, net	2,583	(3,655)	(284)
Prepaid expenses and other	2,367	2,669	2,207
Other current assets	(1,982)	3,194	(3,120)
Accounts payable	(4,734)	(902)	(7,107)
Accrued expenses and other	(33,065)	5,209	19,251
Post-marketing commitment liability	(921)	(1,134)	(140)
Net cash provided by (used in) operating activities	(15,827)	20,650	773
Investing activities:
Purchase of property and equipment	—	—	(46)
Acquired in-process research and development	(7,000)	—	—
Purchase of available-for-sale securities	(4,836)	(38,073)	(29,826)
Maturity of available-for-sale securities	18,940	27,192	73,275
Purchase of intangible assets	—	—	(10,000)
Net cash provided by (used in) investing activities	7,104	(10,881)	33,403
Financing activities:
Net proceeds from shares issued under employee stock plans	—	—	68
Gross proceeds from private investments in public equity	12,500	—	—
Issuance costs associated with private investments in public equity	(277)	—	—
Proceeds from debt	—	98,500	8,444
Payment of debt	—	(100,000)	(8,444)
Payment of prepayment costs, end of loan payment and other extinguishment costs	—	(8,521)	—
Payment of debt issuance costs	—	(1,910)
Installment payment for purchase of intangible asset	—	(20,000)	(10,000)
Net cash provided by (used in) financing activities	12,223	(31,931)	(9,932)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,500	(22,162)	24,244
Cash, cash equivalents and restricted cash, beginning of period	75,292	97,454	73,210
Cash, cash equivalents and restricted cash, end of period	78,792	75,292	97,454

Supplemental disclosures of non-cash investing and financing activities:
Intangibles in accrued in-license rights	$12,500	$—	$20,000

Supplemental disclosure of cash flow information:
Interest paid	$10,319	$10,342	$9,703
Income taxes paid	$384	$324	$207

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

The Company has one subsidiary, Puma Biotechnology, B.V., a Netherlands company. This subsidiary was established for the purpose of legal representation in the European Union. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements of the Company and its subsidiary has been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP").

The Company has incurred significant operating losses since its inception. While the Company recently reported net income, we cannot assure that we will continue to do so and will need to continue to generate significant revenue to sustain operations and successfully commercialize neratinib. In 2017, the Company received U.S. Food and Drug Administration ("FDA") approval for its first product, NERLYNX® (neratinib)("NERLYNX"), formerly known as PB272 (neratinib, oral), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. Following FDA approval in July 2017, NERLYNX became available by prescription in the United States, and the Company commenced commercialization.

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

In September 2022, the Company entered an exclusive license agreement with a subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of aurora kinase A. Alisertib is an adenosine triphosphate–competitive and reversible inhibitor of aurora kinase A and results in disruption of mitosis leading to apoptosis of rapidly proliferating tumor cells that are dependent on aurora kinase A. Alisertib has been tested in clinical trials in patients with metastatic cancers including breast cancer, small cell lung cancer, head and neck cancer, ovarian cancer, peripheral T cell lymphoma and acute myeloid leukemia. Under the terms of the exclusive license agreement, the Company assumed sole responsibility for the global development and commercialization of alisertib. The Company paid Takeda an upfront license fee of $7.0 million in October 2022 and is eligible to receive potential future milestone payments of up to $287.3 million upon the Company’s achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. The Company recorded in-process research and development expense of $7.0 million during the year ended December 31, 2022, in connection with the up-front payment related to the asset acquisition. As of December 31, 2022, no milestones had been accrued as the underlying contingencies were not probable or estimable.

The Company has reported net income of approximately two thousand dollars and cash used in operations of approximately $15.8 million for the year ended December 31, 2022. The Company’s commercialization, research and development or marketing efforts may require funding in addition to the cash and cash equivalents and marketable securities totaling approximately $81.1 million at December 31, 2022. The Company believes that its existing cash and cash equivalents and marketable securities as of December 31, 2022 and proceeds that will become available to the Company through product sales and sub-license payments are sufficient to satisfy its operating cash needs for at least one year after the filing of the Annual Report on Form 10-K in which these financial statements are included. The Company continues to remain dependent on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib in the United States. While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future. The Company’s ability to obtain funding may be adversely impacted by uncertain market conditions, including the global COVID-19 pandemic, the Company’s success in commercializing neratinib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. Additionally, the terms of the Company’s Note Purchase Agreement place restrictions on the Company’s ability to operate the business and on the Company’s financial flexibility, and the Company may be unable to achieve the revenue necessary to satisfy the minimum revenue and cash balance covenants as specified in the agreement.

Since its inception through December 31, 2022, the Company’s financing has primarily been proceeds from product, royalty, and license revenue, public offerings of its common stock, private equity placements, and various debt instruments.

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

Net Income (Loss) per Share of Common Stock

Basic net income (loss) per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented, as required by ASC 260, Earnings per Share. For purposes of calculating diluted loss per share of common stock, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents, such as stock options, restricted stock units ("RSUs") and warrants. A common stock equivalent is not included in the denominator when calculating diluted earnings per common share if the effect of such common stock equivalent would be anti-dilutive. The following potentially dilutive outstanding common stock equivalents were excluded from diluted net income (loss) per share because of their anti-dilutive effect:

	For the Year Ended December 31,
	2022	2021	2020
Options outstanding	4,212,481	4,595,247	5,009,342
Warrant outstanding	2,116,250	2,116,250	2,116,250
Unvested restricted stock units	478,108	1,399,317	1,854,205
Totals	6,806,839	8,110,814	8,979,797

Revenue Recognition

Under ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") the Company recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods or services. The Company had no contracts with customers until the FDA approved NERLYNX on July 17, 2017. Subsequent to receiving FDA approval, the Company entered into a limited number of arrangements with specialty pharmacies and specialty distributors in the United States to distribute NERLYNX. These arrangements are the Company’s initial contracts with customers. The Company has determined that these sales channels with customers are similar.

Product Revenue, Net

The Company sells NERLYNX to a limited number of specialty pharmacies and specialty distributors in the United States. These customers subsequently resell the Company’s products to patients and certain medical centers or hospitals. In addition to distribution agreements with these customers, the Company enters into arrangements with healthcare providers and payors that provide for government mandated and/or privately negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products.

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

If taxes relating to product sales should be collected from customers and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the year ended December 31, 2022.

For the year ended December 31, 2022, two major customers represented approximately 35% and 20%, respectively, of the Company’s total product revenue. For the year ended December 31, 2021, two major customers accounted for approximately 31% and 22%, respectively, of the Company’s total product revenue. For the period ended December 31, 2020, two major customers accounted for approximately 33% and 21%, respectively, of the Company’s total product revenue.

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

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analysis also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2022 and, therefore, the transaction price was not reduced further during the year ended December 31, 2022. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Product Returns

Consistent with industry practice, the Company offers the specialty pharmacies and specialty distributors that are its customers limited product return rights for damaged and expiring product, provided it is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as a reduction to accounts receivables, net on the consolidated balance sheets. The Company currently estimates product returns using its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company has an insignificant number of returns to date and believes that returns of its products will continue to be minimal.

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

License fees under the sub-license agreements include one-time upfront payments when each sub-license agreement was executed and potential additional one-time milestone payments due to the Company upon successful completion of certain performance obligations, such as achieving regulatory approvals or sales target thresholds, and potential double-digit royalties on sales of the licensed product, calculated as a percentage of net sales of the licensed product throughout each sub-licensee’s respective territory. As of December 31, 2022, the total potential milestone payments that would be due to the Company upon achievement of all respective performance obligations under the sub-license agreements is approximately $579.8 million. At this time, the Company cannot estimate if or when these milestone-related performance obligations might be achieved.

Royalty Revenue

For sub-license agreements that are within the scope of ASC 606, the Company recognizes revenue when the related sales occur in accordance with the sales-based royalty exception under ASC 606-10-55-65. Royalty revenue consists of consideration earned related to international sales of NERLYNX made by the Company’s sub-licensees in their respective territories. The Company recognizes royalty revenue when the performance obligations have been satisfied. The Company’s payment terms range between 10 and 45 days.

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

Acquired In-Process Research and Development Expense

The Company has acquired, and may continue to acquire, the rights to develop new drug candidates. Payments to acquire a new drug candidate are immediately expensed as acquired in-process research and development provided that the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.

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

Warrants

Warrants (see Note 11-Stockholders’ Equity (Deficit) for further details) granted to employees and non-employees are normally valued at the fair value of the instrument on the grant date and are recognized in the statement of operations over the requisite service period. When the requisite service period precedes the grant date and a market condition exists in the warrant, the Company values the warrant using the Monte Carlo Simulation Method. When the terms of the warrant become fixed, the Company values the warrant using the Black-Scholes Option Pricing Method. As allowed by ASC 718, the Company’s estimate of expected volatility is based on its average volatilities using its past nine years of publicly traded history. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant valuation. In determining the value of the warrant until the terms are fixed, the Company factors in the probability of the market condition occurring and several possible scenarios. When the requisite service period precedes the grant date and is deemed to be complete, the Company records the fair value of the warrant at the time of issuance as an equity stock-based compensation transaction. The grant date is determined when all pertinent information, such as exercise price and quantity are known.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2022, the Company’s uncertain tax positions includes a reserve for its R&D credits.

Financial Instruments

The carrying value of financial instruments, such as cash equivalents, accounts receivable and accounts payable, approximate their fair value because of their short-term nature. The carrying value of long-term debt approximates its fair value as the principal amounts outstanding are subject to variable interest rates that are based on market rates that are regularly reset.

Cash and Cash Equivalents

The Company classifies all highly liquid instruments with an original maturity of three months or less as cash equivalents.

Restricted Cash

Restricted cash represents cash held at financial institutions that is pledged as collateral for stand-by letters of credit for lease and legal verdict commitments. The lease related letters of credit will lapse at the end of the respective lease terms through 2026. At December 31, 2022 and 2021, the Company had restricted cash in the amount of $2.6 million and $12.2 million, respectively.

Investment Securities

The Company classifies all investment securities (short-term and long-term) as available-for-sale, as the sale of such securities may be required prior to maturity to implement management’s strategies. These securities are carried at fair value, with the unrealized gains and losses, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. In accordance with ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, credit losses on available-for-sale securities are reported using an expected loss model and recorded to an allowance. No material credit losses on available-for-sale securities were recognized in the years ending December 31, 2022 Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned.

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

Following are the major categories of assets measured at fair value on a recurring basis as of December 31, 2022 and 2021, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

December 31, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents	$41,673	$—	$—	$41,673
Commercial paper	—	4,873	—	4,873
Totals	$41,673	$4,873	$—	$46,546

December 31, 2021	Level 1	Level 2	Level 3	Total
Cash equivalents	$50,872	$—	$—	$50,872
Commercial paper	—	14,589	—	14,589
Corporate bonds	—	4,386	—	4,386
Totals	$50,872	$18,975	$—	$69,847

The Company’s investments in commercial paper, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
December 31, 2022	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$41,673	$—	$—	$41,673
Commercial paper	Less than 1	4,873	—	—	4,873
Totals		$46,546	$—	$—	$46,546

	Maturity	Amortized	Unrealized		Estimated
December 31, 2021	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$50,872	$—	$—	$50,872
Commercial paper	Less than 1	14,590	—	(1)	14,589
Corporate bonds	Less than 1	4,387	—	(1)	4,386
Totals		$69,849	$—	$(2)	$69,847

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, marketable securities, and accounts receivable, net. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at December 31, 2022, were approximately $78.5 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

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

As of December 31, 2022 and 2021, accounts receivable from individual customers with balances due in excess of 10% of total accounts receivable totaled $28.9 million and $23.2 million, respectively.

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

The Company relies exclusively on third parties to formulate and manufacture NERLYNX and its drug candidates. The commercialization of NERLYNX and any other drug candidates, if approved, could be stopped, delayed or made less profitable if those third parties fail to provide sufficient quantities of product or fail to do so at acceptable quality levels or prices. The Company has no experience in drug formulation or manufacturing and does not intend to establish its own manufacturing facilities. The Company lacks the resources and expertise to formulate or manufacture NERLYNX and other drug candidates. While the drug candidates were developed by Pfizer, both the drug substance and drug product are manufactured by third-party contractors. The Company is using the same third-party contractors to manufacture, supply, store and distribute drug supplies for clinical trials and the commercialization of NERLYNX. If the Company is unable to continue its relationships with one or more of these third-party contractors, it could experience delays in the development or commercialization efforts as it locates and qualifies new manufacturers. The Company intends to rely on one or more third-party contractors to manufacture the commercial supply of drugs.

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

The Company’s inventory balances are as follows:

	December 31, 2022	December 31, 2021
Raw materials	$1,679	$4,569
Work-in-process (materials, labor and overhead)	2,661	1,385
Finished goods (materials, labor and overhead)	186	1,155
Total Inventories	$4,526	$7,109

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

Leases

ASC Topic 842, Leases, as adopted in the first quarter of 2019, requires lessees to recognize most leases on the balance sheet with a corresponding right-of-use asset ("ROU asset"). ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. ROU assets are evaluated for impairment using the long-lived assets impairment guidance, as required by ASC 360. A significant indication of impairment of an ROU asset would include a change in the extent or manner in which the asset is being used. The Company must make assumptions that underlie the most significant and subjective estimates in determining whether any impairment exists. Those estimates, and the underlying assumptions, include estimates of future cash flow utilizing market lease rates and determination of fair value. If an ROU asset related to an operating lease is impaired, the carrying value of the ROU asset post-impairment should be amortized on a straight-line basis through the earlier of the end of the useful life of the ROU asset or the end of the lease term. Post impairment, a lessee must calculate the amortization of the ROU asset and interest expense on the lease liability separately, although the sum of the two continues to be presented as a single lease cost. If a lease is planned to be abandoned with no intention of subleasing, the ROU asset should be assessed for impairment.

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

The incremental borrowing rate ("IBR") represents the rate of interest the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. When determinable, the Company uses the rate implicit in the lease to determine the present value of lease payments. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s average IBR for existing leases as of December 31, 2022 was 10.9%.

The Company decided to cease the use of a portion of its leased office space in 2019. In connection with the decreased need for the right to use the ROU asset, the Company entered into a sublease for the underlying asset, in which the sublease income is less than the original lease payments, indicating impairment. In performing the recoverability test on the effective date, the undiscounted future estimated cash flows and carrying value were identified for the subleased portion of the leased building, as an individual asset group, defined under ASC 360. A reduction to the carrying value of the ROU asset of approximately $1.2 million was recorded, representing the fair value amount in excess of the carrying value, with a corresponding impairment charge recorded as selling, general and administration expense, in the consolidated statements of operations for the year ended  December 31, 2019. We determined there was no additional impairment on the ROU asset for the years ended December 31, 2022, 2021 and 2020.

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

In September 2022, the Company entered into an exclusive license agreement with Takeda to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of aurora kinase A. The up-front payment of $7.0 million was expensed as acquired in-process research and development as the product candidate has not achieved regulatory approval for marketing and has no alternative future use.

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or non-clinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales of the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each asset group to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. In connection with the FDA approval of NERLYNX in July 2017, the Company triggered a one-time milestone payment pursuant to its license agreement with Pfizer. In June 2020, the Company entered into a letter agreement with Pfizer relating to the method of payment associated with a milestone payment under the Company’s license agreement with Pfizer (see Note 14-Commitments and Contingencies). The Company capitalized the milestone payments as an intangible asset and is amortizing the asset to cost of sales on a straight-line basis over the estimated useful life of the licensed patent through 2030. In addition, the Company reached a commercial milestone by achieving aggregate worldwide net sales of $250 million in calendar year 2022, resulting in a payable to Pfizer of $12.5 million as of December 31, 2022. The Company capitalized this milestone as an intangible asset and accrued in-licensed rights on the accompanying consolidated balance sheets and payment was made in the first quarter of 2023. The Company recorded amortization expense related to its intangible assets of $8.0 million, $8.0 million, and $6.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, estimated future amortization expense related to the Company’s intangible asset was approximately $9.7 million for each year from 2023 through 2029, and $2.4 million for 2030.

Recently Issued Accounting Standards

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

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements (“ASU 2020-10”), which updates various codification topics by clarifying or improving disclosure requirements to align with Securities and Exchange Commission ("SEC") regulations. The Company adopted ASU 2020-10 as of the reporting period beginning January 1, 2021. ASU 2020-10 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832) (“ASU No. 2021-10”), which enhances disclosure of transactions with governments that are accounted for by applying a grant or contribution model. ASU 2021-10 requires entities to provide information about the nature of the transactions, the related accounting policies used to account for the transactions, the effect of the transactions on an entity's financial statements, and significant terms and conditions associated with the transactions. ASU 2021-10 must be adopted for fiscal years beginning after December 15, 2021. Early adoption is permitted. We adopted this guidance during 2022, and recognized approximately $3.8 million in payroll tax credits under the Coronavirus Aid Relief Economic Security Act (the "CARES Act").

Note 3—Accounts Receivable, Net

Accounts receivable, net consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Trade accounts receivable	$27,600	$29,646
Royalty revenue receivable	12,750	2,880
Total accounts receivable	$40,350	$32,526

Trade accounts receivable consist entirely of amounts owed from the Company’s customers related to product sales. Royalty revenue receivable represents amounts owed related to royalty revenue recognized based on the Company’s sub-licensees’ sales in their respective territories in the years ended December 31, 2022 and 2021.

For all accounts receivable, the Company recognized credit losses based on lifetime expected losses. In determining estimated credit losses, the Company evaluated its historical loss rates, current economic conditions and reasonable and supportable forecasts of future economic conditions. The Company did not record any credit loss expense in the year ended December 31, 2022, a recovery of credit loss expense of $1.0 million in year ended December 31, 2021, and a credit loss expense of $1.0 million in year ended December 31, 2020.

Note 4—Prepaid Expenses and Other

Prepaid expenses and other consisted of the following at December 31 (in thousands):

	December 31, 2022	December 31, 2021
Current:
CRO services	$431	$340
Other clinical development	1,408	2,933
Insurance	2,318	3,178
Professional fees	300	398
Other	1,445	2,135
	5,902	8,984
Long-term:
CRO services	—	166
Other clinical development	—	577
Other	2,069	611
	2,069	1,354
Totals	$7,971	$10,338

Other current prepaid amounts consist primarily of deposits, signing bonuses, licenses, subscriptions and software. Other long-term prepaid amounts consist primarily of prefunding of reimbursement claims.

Note 5—Other Current Assets

Other current assets consisted of the following at December 31 (in thousands):

	December 31, 2022	December 31, 2021
CARES Act Credit Receivable	$1,920	$—
Other	509	447
Totals	$2,429	$447

Other current asset amounts consist primarily of capitalized sublease commission and a sublease tenant improvement allowance, net of amortization.

Note 6—Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	December 31, 2022	December 31, 2021
Leasehold improvements	$3,779	$3,779
Computer equipment	2,132	2,177
Telephone equipment	302	302
Furniture and fixtures	2,359	2,359
	8,572	8,617
Less: accumulated depreciation	(7,426)	(6,861)
Totals	$1,146	$1,756

For the years ended December 31, 2022, 2021 and 2020, the Company incurred depreciation expense of $0.6 million, $0.7 million, and $0.9 million, respectively.

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

Total rent expense for years ended December 31, 2022, 2021 and 2020 was approximately $4.9 million, $5.1 million and $5.1 million, respectively. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. The Company’s office and equipment leases generally have contractually specified minimum rent and annual rent increases are included in the measurement of the ROU asset and related lease liability. Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in selling, general and administrative costs in the consolidated statements of operations when they are incurred.

The future minimum lease payments under ASC 842 as of December 31, 2022 were as follows (in thousands):

Amount
2023	$5,631
2024	5,805
2025	5,983
2026	1,507
Total minimum lease payments	$18,926
Less: imputed interest	(2,952)
Total lease liabilities	$15,974

In February 2019, the Company entered into a long-term sublease agreement for 12,429 square feet of the office space in Los Angeles, California. The term of the lease runs until March 2026, and rent amounts payable to the Company increase approximately 3% per year. The Company recorded operating sublease income of $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, in other income (expenses) in the consolidated statements of operations.

The future minimum lease payments to be received as of December 31, 2022 were as follows (in thousands):

Amount
2023	$495
2024	510
2025	525
2026	134
Total	$1,664

Supplemental cash flow information related to leases for the year ended December 31, 2022:

Operating cash flows used for operating leases (in thousands)	$5,862
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted average remaining lease term (in years)	3.2
Weighted average discount rate	10.9%

Note 8—Intangible Assets

Intangible assets consisted of the following at December 31 (in thousands):

	December 31, 2022	December 31, 2021
Acquired and in-licensed rights	$102,500	$90,000
Less: accumulated amortization	(31,890)	(23,875)
Total intangible asset, net	$70,610	$66,125

Estimated future intangible amortization expense as of  December 31, 2022 is as follows (in thousands):

2023	$9,739
2024	9,739
2025	9,739
2026	9,739
2027	9,739
Thereafter	21,913
Totals	$70,610

Note 9—Accrued Expenses

Accrued expenses consisted of the following at December 31 (in thousands):

	December 31, 2022	December 31, 2021
Current:
Accrued legal verdict expense	$8,000	$57,137
Accrued royalties	13,585	8,829
Accrued CRO services	1,796	2,663
Accrued variable consideration	12,304	11,406
Accrued bonus	7,667	5,083
Accrued compensation	4,301	3,878
Accrued other clinical development	1,233	911
Accrued professional fees	1,649	672
Accrued legal fees	1,731	674
Accrued manufacturing costs	553	690
Other	215	632
	53,034	92,575
Long-term:
Accrued legal verdict expense	7,354	—
Accrued CRO services	—	878
Accrued other	37	37
	7,391	915
Totals	$60,425	$93,490

On October 29, 2021, the parties to the Company's class action lawsuit, Hsu v. Puma Biotechnology, Inc. et al, informed the court that they had reached a settlement in principle, and the court entered judgement in the amount of claimed damages and prejudgment interest totaling approximately $54.2 million. On November 2, 2021, the court dismissed the case in light of the parties' settlement, retaining jurisdiction only for settlement approval. The parties' settlement in principle provides that there will be no judgment for liability entered against the Company or its Chief Executive Officer, Alan H. Auerbach, and provided for payment by the Company of approximately $54.2 million, which was paid during the year ended December 31, 2022.

Also included in accrued legal verdict expense is approximately $12.4 million for the year ended December 31, 2022 that is related to Eshelman v. Puma Biotechnology, Inc., et al. The Company announced on November 10, 2022, the parties entered into a settlement agreement. Pursuant to the settlement agreement, Dr. Eshelman filed a Stipulation of Voluntary Dismissal with Prejudice on November 7, 2022, and the Company agreed to pay Dr. Eshelman $16.0 million. The settlement amount will be paid in two separate payments, the first payment of $8.0 million was paid in January 2023, and the second payment of $8.0 million will be paid on or before November 1, 2024.

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

Other accrued expenses consist primarily of grants, software and taxes.

Restructuring Costs

On November 2, 2021, the Company implemented a restructuring of the organization in part due to the impact of COVID-19 on the Company's sales. The restructuring included a reduction in headcount of approximately 13%, consisting primarily of commercial and research personnel. The Company incurred approximately $1.2 million in severance related expense which included salary, health insurance and sales commissions. As of December 31, 2022, accrued restructuring amounts have been paid except for an immaterial amount.

Note 10—Debt

Long-term debt consisted of the following at December 31, 2022 (in thousands):

	December 31, 2022	Maturity Date
Total debt, inclusive of $2.0 million exit payment	$102,000	July 23, 2026
Less: debt issuance costs and discounts	(3,693)
Total long-term debt, net	$98,307

Oxford Loan and Security Agreement

In October 2017, the Company entered into a loan and security agreement with Silicon Valley Bank ("SVB"), as administrative agent, and the lenders party thereto from time to time, (the "Original Lenders"), including Oxford Finance LLC, ("Oxford"), and SVB. Pursuant to the terms of the credit facility provided for by the loan and security agreement, (the "Original Credit Facility"), the Company borrowed $50.0 million. In May 2018, the Company entered into an amendment to the loan and security agreement, which provided for an amended credit facility, ("the Amended Credit Facility"). Under the Amended Credit Facility, the Original Lenders agreed to make term loans available to the Company in an aggregate amount of $155.0 million, consisting of (i) an aggregate amount of $125.0 million, the proceeds of which, in part, were used to repay the $50.0 million outstanding under the Original Credit Facility, and (ii) an aggregate amount of $30.0 million that was drawn in December 2018, which was available under the Amended Credit Facility as a result of achieving a specified minimum revenue milestone.

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

On June 28, 2019, (the "Effective Date"), the Company entered into an amendment and restatement of the loan and security agreement, which provided for a new credit facility, (the "New Credit Facility"), with Oxford, as collateral agent, and the lenders party thereto from time to time, including Oxford, pursuant to which the Company repaid the $155.0 million outstanding under the Amended Credit Facility, as well as applicable exit and prepayment fees, owed to the Original Lenders under the Amended Credit Facility, using cash on hand and $100.0 million in new borrowings from the New Credit Facility. Under the New Credit Facility, the Company issued to Oxford new and/or replacement secured promissory notes in an aggregate principal amount for all such promissory notes of $100.0 million evidencing the New Credit Facility.

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

The term loans under the New Credit Facility bore interest at an annual rate equal to the greater of (i) 9.0% and (ii) the sum of (a) the "primate rate" as reported in The Wall Street Journal on the last business day of the month that immediately preceded the month in which the interest will accrue, plus (b) 3.5%. The Company was required to make monthly interest-only payments on each term loan under the New Credit Facility commencing on the first calendar day of the calendar month following the funding date of such term loan, and continuing on the first calendar day of each calendar month thereafter through August 1, 2021, (the "Amortization Date"). Commencing on the Amortization Date, and continuing on the first calendar day of each calendar month thereafter, the Company was required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears to each lender under the New Credit Facility, calculated pursuant to the New Credit Facility. All unpaid principal and accrued and unpaid interest with respect to each term loan under the New Credit Facility was due and payable in full on June 1, 2024, (the "Maturity Date"). Upon repayment of such term loans, the Company was also required to make a final payment to the lenders equal to 7.5% of the aggregate principal amount of such term loans outstanding as of the Effective Date. As of December 31, 2020, the effective interest rate for the loan was 12.75%.

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

Athyrium Note Purchase Agreement

The Company issued senior notes for an aggregate principal amount of $100.0 million pursuant to the note purchase agreement dated July 23, 2021, by and among the Company, its subsidiaries, Athyrium Opportunities IV Co-Invest 1 LP (“Athyrium”), as Administrative Agent, and certain other investor parties (the “Note Purchase Agreement”), with an initial maturity date of July 23, 2026 (the “Athyrium Notes”). The Athyrium Notes were issued for face amount of $100.0 million net of an original issue discount of $1.5 million. The Athyrium Notes also require a 2.0% exit payment to be made on each payment of principal. The borrowings under the Athyrium Notes, together with cash on hand, were used to repay the Company’s outstanding indebtedness, including the applicable exit and prepayment fees owed to lenders under its Prior Oxford Credit Facility. The Company can borrow up to an additional $25.0 million under the Note Purchase Agreement. The Athyrium Notes are secured by substantially all the Company’s assets. The Company incurred $1.9 million of deferred financing costs with the borrowing.

Interest on the Athyrium Notes is calculated in part based on the Secured Overnight Financing Rate (“SOFR”), which replaced the “London Interbank Offering Rate” as the floating benchmark for interest rate calculations applicable to the Athyrium Notes pursuant to the terms of the Third Amendment to Note Purchase Agreement dated as of September 16, 2022 (the “Third Amendment”). The modification of the Note Purchase Agreement pursuant to the Third Amendment did not meet the requirements of a debt extinguishment under ASC 470-50 - Debt Modifications and Exchanges and no gain or loss was recognized. The Company performed a quantitative analysis and determined that the terms of the new debt and original debt instrument are not substantially different. Accordingly, the Third Amendment is accounted for as a debt modification.

Following the effectiveness of the Third Amendment, the Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) the lesser of (i) the sum of (x) three-month term SOFR for an interest period of three months plus (y) 0.26161% (26.161 basis points) and (ii) three and one-half of one percent (3.50%) per annum. Interest is payable quarterly on the last business day of March, June, September and December each year. Beginning June 30, 2024, principal payments are required to be made quarterly at 11.11% of the original face amount with the remaining balance paid at maturity. Each principal payment will also include a 2.0% exit payment. As of December 31, 2022, the effective interest rate for the loan was 12.99%.

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

The Athyrium Notes include affirmative and negative covenants applicable to the Company. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, and satisfy certain requirements regarding deposit accounts. The negative covenants include, among others, restrictions on the Company’s transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions. Additionally, the Company may not make legal payments in connection with the Eshelman litigation exceeding a certain threshold without first raising sufficient additional capital above the threshold. The Company is also required to achieve certain minimum product revenue targets, measured as of the last day of each fiscal quarter on a trailing year-to-date basis as well as maintain a minimum cash balance. As of December 31, 2022, the Company was in compliance with such covenants.

As of December 31, 2022, the principal balance outstanding under the Athyrium Notes was $100.0 million, representing all of the Company’s long-term debt.

The future minimum principal and exit payments under the Athyrium Notes as of December 31, 2022, were as follows (in thousands):

Amount
2023	—
2024	33,997
2025	45,329
2026	22,674
Total	$102,000

Debt Issuance Costs and Discounts

Debt issuance costs and discounts consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Debt issuance costs and discounts (Athyrium Notes)	$5,410	$5,410
Less: accumulated amortization	(1,717)	(502)
Included in long-term debt	$3,693	$4,908

Debt issuance costs and discounts are financing costs related to the Company’s outstanding debt. Amortization of debt issuance costs is expensed using the effective interest method and is included in interest expense in the consolidated statements of operations. For the years ended December 31, 2022, 2021 and 2020, the Company recorded approximately $1.2 million, $2.6 million, and $2.0 million, respectively, of interest expense related to the amortization of debt issuance costs, discounts and exit fees in the consolidated statements of operations.

Note 11—Stockholders’ Equity (Deficit)

Common Stock

The Company did not issue any shares of common stock upon exercise of stock options for the years-ended December 31, 2022 and 2021. The Company issued 18,202 shares of common stock upon exercise of stock options for the year ended December 31, 2020. The Company issued 1,017,744, 1,089,120 and 883,083 shares of common stock upon vesting of RSUs during the years ended December 31, 2022, 2021 and 2020, respectively.

Alan H. Auerbach, the Company’s President, Chief Executive Officer and Chairman of the Board purchased 2,360,295 shares of  the Company's common stock for aggregate gross proceeds of approximately $7.5 million before deducting any offering expenses under two separate purchase agreements in the year ended December 31,2022. The first purchase took place on March 8, 2022 for 1,792,114 shares for a purchase price $2.79 per share and the second purchase took place on December 9, 2022 for 568,181 shares for a purchase price $4.40.  Each purchase price was equal to the closing price of the Company’s common stock on NASDAQ on the date of each purchase.

Authorized Shares

The Company has 100,000,000 shares of stock authorized for issuance, all of which are common stock, par value $0.0001 per share.

Warrants

In October 2011, the Company issued an anti-dilutive warrant to Mr. Auerbach. The warrant was issued to provide Mr. Auerbach with the right to maintain ownership of at least 20% of the Company’s common stock in the event that the Company raised capital through the sale of its securities in the future.

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

As a result of this amendment, the Company recorded additional stock-based compensation in the amount of $13.6 million which was included in selling, general and administrative expense for the year ended December 31, 2021. The fair value of the additional stock-based compensation was estimated using the Black-Scholes Option Pricing Method (see Note 2-Significant Accounting Policies) with the following assumptions as of June 15, 2021, the date of the modification.

Dividend yield	0.0%
Expected volatility	87.0%
Risk-free interest rate	0.8%
Expected life in years	5.31

Stock Options and Restricted Stock Units

The Company’s 2011 Incentive Award Plan ("2011 Plan") was adopted by the Company’s Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. On April 1, 2021, the Board of Directors adopted an amendment to the 2011 Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder by 2,000,000 shares. The amendment was approved by the Company's stockholders on June 15, 2021. As of December 31, 2022, a total of 14,545,860 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

As of December 31, 2022, 4,796,213 shares of the Company’s common stock are issuable upon the exercise of outstanding awards granted under the 2011 Plan and 3,621,061 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The Company awarded only “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107, or Share Based Payment. The fair value of options granted to employees and non-employees was estimated using the Black-Scholes Option Pricing Method (see Note 2-Significant Accounting Policies) with the following weighted-average assumptions used during the years ended December 31:

	2022	2021
Dividend yield	0.0%	0.0%
Expected volatility	86.3%	86.6%
Risk-free interest rate	1.9%	0.8%
Expected life in years	5.56	5.82

The Company’s 2017 Employment Inducement Incentive Award Plan ("2017 Plan") was adopted by the Company’s Board of Directors on April 27, 2017. Pursuant to the 2017 Plan, the Company may grant stock options and restricted stock units, as well as other forms of equity-based compensation to employees, as an inducement to join the Company. The maximum term of stock options granted under the 2017 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. On July 15, 2021, the Board of Directors adopted an amendment to the 2017 Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder by 1,000,000 shares. As of December 31, 2022, a total of 3,000,000 shares of the Company’s common stock have been reserved for issuance under the 2017 Plan. As of December 31, 2022, 918,035 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2017 Plan, and 1,255,785 shares of the Company’s common stock are available for future issuance under the 2017 Plan.

Stock-based compensation expense was as follows for the years ended December 31 (in thousands):

	For the Year Ended
	December 31,
	2022	2021	2020

Stock-based compensation:
Options:
Selling, general, and administrative	$2,993	$3,873	$3,937
Research and development	553	573	3,018
Restricted stock units:
Selling, general, and administrative	5,054	8,239	13,841
Research and development	3,227	6,361	15,779
Warrant modification:
Selling, general, and administrative	—	13,587	—
Total stock-based compensation expense	$11,826	$32,633	$36,575

Activity with respect to options granted under the 2011 Plan and 2017 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	5,009,342	$71.42	5.1	$3,458
Granted	640,748	$11.12	8.2	—
Forfeited	(186,339)	$10.60	—	—
Expired	(868,504)	$87.55	—	—
Outstanding at December 31, 2021	4,595,247	$62.43	4.5	—
Granted	582,353	$2.43	9.2	—
Expired	(965,119)	$38.63	—	—
Outstanding at December 31, 2022	4,212,481	$59.59	5.1	$1,046
Nonvested at December 31, 2022	799,376	$5.95	8.8	$817
Exercisable	3,413,105	$72.15	4.3	$229

At December 31, 2022, total estimated unrecognized compensation cost related to non-vested stock options granted prior to that date was approximately $2.5 million, which is expected to be recognized over a weighted-average period of 1.2 years. At December 31, 2022, the total estimated unrecognized compensation cost related to non-vested RSUs was approximately $8.3 million, which is expected to be recognized over a weighted-average period of 1.2 years. The weighted-average grant date fair value of options granted during the years ended December 31, 2022, 2021 and 2020, was $1.72, $7.90 and $7.81 per share, respectively. The weighted average grant date fair value of RSUs awarded during the year ended  December 31, 2022, 2021 and 2020 was $2.49, $11.44 and $10.47, respectively.

Stock Option Rollforward

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2020	899,672	$8.71
Granted	640,748	$7.90
Vested/Issued	(518,784)	$9.51
Forfeited	(186,339)	$7.96
Nonvested shares at December 31, 2021	835,297	$7.76
Granted	582,353	$1.72
Vested	(618,274)	$6.61
Nonvested shares at December 31, 2022	799,376	$4.25

Restricted Stock Unit Rollforward

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2020	1,854,205	$13.51
Granted	1,409,733	$11.44
Vested/Issued	(1,089,120)	$14.99
Forfeited	(775,501)	$12.13
Nonvested shares at December 31, 2021	1,399,317	$11.03
Granted	1,382,811	$2.49
Vested	(1,017,744)	$9.39
Forfeited	(262,617)	$7.40
Nonvested shares at December 31, 2022	1,501,767	$4.92

Note 12—401(k) Savings Plan

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $1.5 million, $1.5 million, and $1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

	2022	2021	2020
Current:
Federal	$—	$—	$—
State	363	77	124
Foreign	92	247	83
	455	324	207
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Total	$455	$324	$207

The provision for income taxes in the accompanying consolidated statements of operations differs from the amount calculated by applying the statutory income tax rate to income (loss) from continuing operations before income taxes. Approximately $6.4 million of tax expense for the year ended December 31, 2022 is due to stock-based compensation expense shortfall and the expiration of vested stock options. Approximately $1.5 million of the tax benefit for the year ended December 31, 2022 is due to R&D tax credits, net of an approximately $0.4 million reserve related to unrecognized tax benefits for the method of allocation of expenses used in the R&D tax credits calculation. The primary components of such differences are as follows as of December 31 (in thousands):

	2022	2021	2020
Tax computed at the federal statutory rate	$96	$(6,045)	$(12,540)
State taxes	485	(1,072)	(2,304)
Foreign taxes	92	247	83
Permanent items	6,864	22,689	13,660
R&D credits	(1,490)	(3,941)	(5,231)
Prior year adjustment	(455)	916	(2,116)
Change in valuation allowance	(5,137)	(12,470)	8,655
Total provision	$455	$324	$207

Temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes give rise to the Company’s deferred income taxes. The components of the Company’s net deferred tax assets are as follows as of December 31 (in thousands):

	2022	2021	2020
Deferred tax assets:
Net operating loss carry forwards	$253,544	$258,390	$261,472
Business credit carryforwards	59,726	59,514	55,574
Organization costs
Compensation	37,876	40,647	58,112
Sec 174 R&D expenses	10,371
Accrued legal verdict	3,878	14,144	11,880
Carryforward of disallowed interest	4,761	4,537	3,093
Accrued expenses	50	104	561
Lease liabilities	4,035	4,839	5,657
Other	3,560	1,306	804
Subtotal	377,801	383,481	397,153
Deferred tax liabilities:
Lease right-of-use assets	(2,870)	(3,470)	(4,099)
Inventory	242	406	(21)
Other deferred tax liabilities	(211)	(318)	(464)
Subtotal	(2,839)	(3,382)	(4,584)
Total deferred tax assets	374,962	380,099	392,569
Valuation allowance	(374,962)	(380,099)	(392,569)
Net deferred tax assets	$—	$—	$—

As the ultimate realization of the potential benefits of the Company’s deferred tax assets is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances. Accordingly, the Company did not recognize any benefit from income taxes in the accompanying consolidated statements of operations to offset its pre-tax losses. The valuation allowance decreased by approximately $5.1 million and approximately $12.5 million for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022, the Company had federal and state net operating loss carryforwards, respectively, of approximately $927.9 million and approximately $865.5 million, which will begin to expire in 2033. At December 31, 2022, the Company also has federal research and development credit carryforwards of approximately $38.0 million. If not utilized, the carryforwards will begin to expire in 2033. The Company has state research and development credit carryforwards of approximately $24.3 million which do not expire. Pursuant to the Internal Revenue Code, Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards could be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company performed an initial assessment of the potential limitation on net operating loss and credit carryforwards, and concluded that there will be no limitation for the tax year 2022.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits at December 31 (in thousands):

	2022	2021	2020
Unrecognized tax benefits - January 1	$4,261	$3,276	$1,968
Gross decreases - tax positions in a prior period	(2,113)	—	—
Gross increases - tax positions in a current period	374	985	1,308
Unrecognized tax benefits - December 31	2,522	4,261	3,276

During the year ended December 31, 2022, the Company completed an R&D credit study. As a result of the study, the Company computed the credit under safe harbor rules, which when applied consistently, results in a more conservative approach of calculating the amount of the R&D credit. The Company concluded that a release of uncertain tax benefits for the portion of the R&D credit attributable to safe harbor was appropriate, and released a portion of previously recorded uncertain tax positions reserve.

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

License Agreements

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

As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones totaling approximately $187.5 million if all such milestones are achieved, of which $102.5 million have been achieved as of December 31, 2022. In connection with the FDA approval of NERLYNX in July of 2017, the Company triggered a one-time milestone payment pursuant to the agreement. In June 2020, the Company entered into a letter agreement (the "Letter Agreement"), with Pfizer relating to the method of payment associated with a one-time milestone payment under the license agreement with Pfizer. The Letter Agreement permitted the Company to make the milestone payment in installments with the remaining amount payable to Pfizer (including interest). The milestone payment accrued interest at 6.25% per annum. The milestone payment including accrued interest of $1.8 million was paid in full in September 2021. In addition, the company reached a commercial milestone by achieving aggregate worldwide net sales of $250 million in calendar year 2022, resulting in a payable to Pfizer of $12.5 million as of December 31, 2022. The commercial milestone payable is included in accrued in-licensed rights on the accompanying consolidated balance sheets and was paid in February 2023.

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

Takeda License Agreement

In September 2022, the Company entered into an exclusive license agreement with Takeda to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of aurora kinase A. Under the terms of the exclusive license agreement, the Company assumed sole responsibility for the global development and commercialization of alisertib. The Company paid Takeda an upfront license fee of $7 million in October 2022 and is eligible to receive potential future milestone payments of up to $287.3 million upon the Company’s achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. The Company recorded in-process research and development expense of $7.0 million in connection with the up-front payment related to the asset acquisition. As of  December 31, 2022, no milestones had been accrued as the underlying contingencies were not probable or estimable.

Clinical Trial Contracts

The Company engages with CROs and contract manufacturing organizations ("CMOs") in addition to engaging in contracts for the management of its ongoing clinical trials and pre-commercialization efforts. The Company may cancel these agreements with a 30 to 45 day written notice to the outside vendor. The Company would be obligated to pay for services rendered up to that point, which amounts to total contractual obligations of approximately $55.2 million within the next twelve months. The contracts also contain variable costs that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary, and therefore, are not included in the total obligations amount. Included in the total contractual obligations amount above are payments to be made when milestones are reached. As of December 31, 2022, Company obligations for potential milestone payments totaled approximately $14.4 million. This amount will be paid by the Company if all milestones are reached and would reduce the overall contractual obligation if one or more milestone is never reached.

Legal Proceedings

The Company and certain of its executive officers were named as defendants in the lawsuits detailed below. The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Currently, the Company has accrued $16.0 million (less imputed interest) as of December 31, 2022 related to the Eshelman settlement. Pursuant to the settlement agreement, Dr. Eshelman filed a Stipulation of Voluntary Dismissal with Prejudice on November 7, 2022, and the Company agreed to pay him $16.0 million. The settlement amount will be paid in two separate payments, the first payment of $8.0 million was paid in January 2023, and the second payment of $8.0 million will be paid on or before November 1, 2024.

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

Eshelman v. Puma Biotechnology, Inc., et al.

In  February 2016, Fredric N. Eshelman filed a lawsuit against the Company’s Chief Executive Officer and President, Alan H. Auerbach, and the Company in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D). The complaint generally alleged that Mr. Auerbach and the Company made defamatory statements regarding Dr. Eshelman in connection with a proxy contest. In  May 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach. A trial on the remaining defamation claims against the Company took place from  March 11 to  March 15, 2019. At trial, the jury found the Company liable and awarded Dr. Eshelman $15.9 million in compensatory damages and $6.5 million in punitive damages. The Company strongly disagreed with the verdict and, on  April 22, 2019, filed a motion for a new trial or, in the alternative, a reduced damages award. The Court denied that motion on  March 2, 2020. The Company has appealed that ruling, and the verdict. Additionally, after trial, the plaintiff filed a motion seeking approximately $3.0 million in attorneys’ fees, as well as prejudgment interest. In the Court’s  March 2020 ruling, it denied the motion for attorneys’ fees but granted the request for prejudgment interest, bringing the total judgment to $26.3 million. On  March 30, 2020, the plaintiff filed a notice of cross-appeal and conditional cross-appeal, appealing the Court’s order denying the plaintiff’s request for attorneys’ fees and conditionally cross-appealing a Court ruling that certain communications between Mr. Auerbach and his attorneys were protected by attorney-client privilege and a related evidentiary ruling. On  June 23, 2021, the United States Court of Appeals for the Fourth Circuit affirmed the liability verdict in the Eshelman v. Puma Biotechnology, et al matter but found the $22.4 million damages award, payable by the Company, to be excessive in light of the evidence at trial. The court vacated this award and remanded for a new trial on damages. The Court’s judgment eliminated the damages award, pending further proceedings on remand. On remand, the District Court set a trial date for the new trial on damages for November 7, 2022. As the Company announced on November 10, 2022, the parties entered into a settlement agreement. Pursuant to the settlement agreement, Dr. Eshelman filed a Stipulation of Voluntary Dismissal with Prejudice on November 7, 2022, and the Company agreed to pay Dr. Eshelman $16 million. The settlement amount will be paid in two separate payments, the first payment of $8 million was paid in January 2023, and the second payment of $8 million will be paid on or before November 1, 2024.

Legal Malpractice Suits

On  September 17, 2020, the Company filed a lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. The Company is alleging legal malpractice based on the defendants’ negligent handling of the defense of the Company in Eshelman v. Puma Biotechnology, Inc., et al. as detailed above. On  November 23, 2020, the defendant filed an answer to the complaint denying the allegations of negligence. On August 19, 2022, the Company filed a voluntary dismissal of the legal malpractice action, without prejudice, to allow the Eshelman v. Puma Biotechnology, Inc. to conclude before proceedings. The Company intends to re-file the action now that the Eshelman case has concluded. The Company is seeking recovery of all legal fees and expenses incurred in appealing from the judgment and retrying the damages phase of the Eshelman v. Puma Biotechnology, Inc. et al., as well as the amount of the settlement. However, at this time, the amount of potential damages that may be recovered in the legal malpractice case is uncertain.

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ’314 patent”) and 10,596,162 (“the ’162 patent”). (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al, 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ’314 and ’162 patents. The Company is an exclusive licensee of the ’314 and ’162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. The parties attended a status conference with the Court on February 6, 2023. The parties are conducting fact discovery and have completed briefing relating to claim construction. A Markman hearing is scheduled for March 17, 2023. Trial is currently scheduled to begin on or after May 13, 2024.

Sandoz Litigation

On November 10, 2021, the Company filed suit against Sandoz, Inc. ("Sandoz") for infringement of U.S. Patent No. 7,399,865 B2 (“the '865 patent”) (Puma Biotechnology, Inc. et al. v. Sandoz Inc., 1:21CV19918 (D.N.J. Nov. 10, 2021) in the U.S. District Court for the District of New Jersey. The Complaint was filed within 45 days of Sandoz providing notice of its abbreviated new drug application (“ANDA”) seeking approval to market a generic version of the Company’s NERLYNX (neratinib) Tablets, 40 mg prior to the expiration of the '865 patent. The Company and Wyeth seek judgment that Sandoz’s purported ANDA product would, if allowed on the market, infringe the ‘865 patent, and ask that the Court order that, pursuant to 35 U.S.C. 271(e)(4)(A), the FDA’s approval of the Sandoz ANDA can be no earlier than the date the ‘865 patent expires. Sandoz has stated that, due to Paragraph III certifications filed for other patents listed in the Orange Book in conjunction with NERLYNX, Sandoz cannot launch its ANDA product until November 21, 2030, at the earliest. The Company’s complaint alleges that Sandoz has infringed the '865 patent by seeking approval to commercially manufacture, use, offer for sale, sell, and/or import a generic version of NERLYNX in the United States prior to the expiration of the '865 patent. The Company is the exclusive licensee of the '865 patent under the Pfizer Agreement. Wyeth is a co-plaintiff. Sandoz submitted its answer to the complaint on January 14, 2022 and asserted counterclaims challenging the ‘865 patent as invalid. The Company and Wyeth filed an answer to those counterclaims on February 4, 2022. The filing of the Company’s Complaint against Sandoz triggered a 30-month stay of marketing approval for Sandoz’s ANDA.

Effective December 13, 2022, the Company and Wyeth entered into a settlement and license agreement (the “Settlement and License Agreement”) with Sandoz to fully settle and release all claims and terminate without prejudice the patent infringement litigation. Pursuant to the Settlement and License Agreement, the Company granted Sandoz a non-exclusive, royalty-free sublicense to certain licensed patents, including U.S. Patent No. 7,399,865 B2, which would permit Sandoz to begin selling a generic version of neratinib on or around December 8, 2030, unless such date is otherwise adjusted in accordance with the Settlement and License Agreement. In addition, the Company and Wyeth granted Sandoz a waiver of any and all regulatory exclusivities.

The Company entered into the Settlement and License Agreement solely to eliminate the burden, expense, distraction and uncertainties of further litigation.

Acebright China Litigation

On January 18, 2022, Shanghai Acebright Pharmaceuticals Group Co., Ltd. (“Acebright”) filed an ANDA with the National Medical Products Administration in China (“NMPA”) seeking approval to market a generic version of the Company’s NERLYNX® (neratinib) tablet, 40mg in China. Acebright seeks approval prior to the expiration of three patents listed on the China Patent Information Registration Platform for Marketed Drugs (“Chinese Orange Book”), namely, Chinese Patent Nos. ZL201410082103.7, ZL201080060546.6, and ZL200880118789.3 (“NERLYNX® Patents”), alleging in a Type 4.2 patent declaration that its generic version of NERLYNX does not fall within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The patent declaration of Acebright were published in the Chinese Orange Book on January 19, 2022. On March 2, 2022, the Company filed petitions with the China National Intellectual Property Administration (“CNIPA”) and requested administrative determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The Company’s request for administrative determination was accepted by CNIPA on March 18, 2022. The Company has notified NMPA of the acceptance of the request for administrative determination for NMPA to institute a stay of Acebright’s ANDA for nine months. On July 11, 2022, CNIPA decided that claims 5 and 6 of patent No. ZL200880118789.3 are not eligible for registration in the Chinese Orange Book on the ground that these two pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms”, which are not eligible for listing in the Chinese Orange Book. On September 9, 2022, CNIPA decided that the generic drug in Acebright’s ANDA does not fall within the protection scope of claims 1, 3, 5 and 6 of patent No. ZL201410082103.7 and claims 1-4, 7 and 9-13 of patent No. ZL201080060546.6. The three CNIPA administrative decisions on NERLYNX® Patents have lifted the stay of Acebright’s ANDA by NMPA. The Company has appealed each CNIPA administrative decision in January 2023. The Company also filed three civil complaints based on the three NERLYNX® Patents against Acebright with the Beijing Intellectual Property court in July 2022 and requested court determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents. The court has accepted these three complaints.

Aosaikang ANDA China Litigation

On November 17, 2022, Jiangsu Aosaikang Pharmaceutical Co. Ltd. (“Aosaikang”) filed an ANDA with NMPA in China seeking approval to market a generic version of the Company’s NERLYNX®. The ANDA application No. is CYHS2202006. Aosaikang made non-infringement declarations (Type 4.2) against the four Orange Book patents ZL201410082103.7, ZL201080060546.6, ZL200880118789.3 and ZL201710057547.9. Aosaikang also alleged that patents ZL200880118789.3 and ZL201710057547.9 are not eligible for Chinese Orange Book listing.

On December 28, 2022, the Company submitted four Article 76 petitions against the Aosaikang ANDA with the CNIPA and requested administrative determination that Aosaikang’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. On January 6, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to patent nos. ZL201410082103.7 and ZL201080060546.6. Also on January 6, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to patent nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms”, which are not eligible for listing in the Chinese Orange Book. The Company has the right to appeal each CNIPA administrative decision within six months of receiving the decision. The Company also has the right to enforce NERLYNX® Patents in civil litigation before the Chinese court.

Convalife ANDA China Litigation

Convalife Pharmaceuticals (Shanghai) Co., Ltd (“Convalife”) filed an ANDA with NMPA in China seeking approval to market a generic version of the Company’s NERLYNX®. The ANDA application No. is CYHS2202095. On December 23, 2022, Convalife made non-infringement declarations (Type 4.2) against the four Orange Book patents ZL201410082103.7, ZL201080060546.6, ZL200880118789.3 and ZL201710057547.9. Convalife also alleged that patents ZL200880118789.3 and ZL201710057547.9 are not eligible for Chinese Orange Book listing.

On February 1, 2023, the Company submitted four Article 76 petitions against the Convalife ANDA with the CNIPA and requested administrative determination that Convalife’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. On February 3, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to patent nos. ZL201410082103.7 and ZL201080060546.6. Also on February 3, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to patent nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms”, which are not eligible for listing in the Chinese Orange Book. The Company has the right to appeal each CNIPA administrative decision within six months of receiving the decision. The Company also has the right to enforce NERLYNX® Patents in civil litigation before the Chinese court.