Form 10-Q
period 2023-03-31
PUMA BIOTECHNOLOGY, INC.
filed 2023-05-04
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 46,707,012 shares of Common Stock, par value $0.0001 per share, were outstanding as of May 1, 2023.

PUMA BIOTECHNOLOGY, INC.

- INDEX -

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, (this “Quarterly Report”), contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and may be forward looking. These forward-looking statements include, but are not limited to, statements about:

•	the commercialization of NERLYNX® (neratinib) tablets (“NERLYNX”);
•	the development of our other drug candidates, including alisertib, and when we expect to undertake, initiate and complete clinical trials of our product candidates;
•	the anticipated timing of regulatory filings;
•	the regulatory approval of our drug candidates;
•	our use of clinical research organizations and other contractors;
•	our ability to find collaborative partners for research, development and commercialization of potential products;
•	efforts of our sub-licensees to obtain regulatory approval and commercialize NERLYNX in areas outside the United States;
•	the impact of the global COVID-19 pandemic, and measures to control the spread of COVID-19, on business, financial condition, results of operations and ongoing trials;
•	our ability to market any of our products;
•	our expectations regarding our costs and expenses;
•	our anticipated capital requirements and estimates regarding our needs for additional financing;
•	our ability to compete against other companies and research institutions;
•	our ability to secure adequate protection for our intellectual property;
•	our intention and ability to vigorously defend against any litigation to which we are or may become party;
•	our ability to in-license additional drugs;
•	our ability to attract and retain key personnel; and
•	our ability to obtain adequate financing.

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Quarterly Report, including, in Part I, the section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, and this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from those in the forward-looking statements. Such risks should be considered in evaluating our prospects and future financial performance. We undertake no obligation to update the forward-looking statements or to reflect events or circumstances after the date of this document.

Part I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$61,394	$76,201
Marketable securities	9,823	4,873
Accounts receivable, net	31,164	40,350
Inventory, net	3,891	4,526
Prepaid expenses, current	5,032	5,902
Other assets, current	449	2,429
Total current assets	111,753	134,281
Lease right-of-use assets, net	10,650	11,362
Property and equipment, net	1,019	1,146
Intangible assets, net	68,175	70,610
Restricted cash, long-term	2,591	2,591
Prepaid expenses and other, long-term	2,069	2,069
Total assets	$196,257	$222,059
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,589	$6,440
Accrued expenses, current	34,135	53,034
Accrued in-licensed rights, current	—	12,500
Post-marketing commitment liability, current	1,167	1,370
Lease liabilities, current	4,297	4,140
Total current liabilities	48,188	77,484
Accrued expenses, long-term	7,479	7,391
Lease liabilities, long-term	10,715	11,834
Post-marketing commitment liability, long-term	5,405	5,435
Long-term debt, net	98,623	98,307
Total liabilities	170,410	200,451
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 46,663,599 shares issued and outstanding at March 31, 2023 and 46,345,660 issued and outstanding at December 31, 2022	5	5
Additional paid-in capital	1,391,196	1,388,358
Accumulated deficit	(1,365,354)	(1,366,755)
Total stockholders' equity	25,847	21,608
Total liabilities and stockholders' equity	$196,257	$222,059

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenues:
Product revenue, net	$46,794	$40,718
Royalty revenue	5,981	5,018
Total revenue	52,775	45,736
Operating costs and expenses:
Cost of sales	13,218	10,844
Selling, general and administrative	22,486	20,402
Research and development	12,706	15,237
Total operating costs and expenses	48,410	46,483
Income (loss) from operations	4,365	(747)
Other income (expenses):
Interest income	537	13
Interest expense	(3,312)	(2,664)
Legal verdict expense	—	(18)
Other income (expense)	(42)	50
Total other expenses	(2,817)	(2,619)
Net income (loss) before income taxes	$1,548	$(3,366)
Income tax expense	(147)	(37)
Net income (loss)	$1,401	$(3,403)
Net income (loss) per share of common stock—basic	$0.03	$(0.08)
Net income (loss) per share of common stock—diluted	$0.03	$(0.08)
Weighted-average shares of common stock outstanding—basic	46,636,083	42,207,709
Weighted-average shares of common stock outstanding—diluted	47,157,904	42,207,709

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net income (loss)	$1,401	$(3,403)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax of $0 and $0	—	$1
Comprehensive income (loss)	$1,401	$(3,402)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

For the Three Months Ended March 31, 2023
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2022	46,345,660	5	1,388,358	—	(1,366,755)	21,608
Stock-based compensation	—	—	2,838	—	—	2,838
Shares issued or restricted stock units vested under employee stock plans	317,939	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—
Net income	—	—	—	—	1,401	1,401
Balance at March 31, 2023	46,663,599	$5	$1,391,196	$—	$(1,365,354)	$25,847

For the Three Months Ended March 31, 2022
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2021	41,175,507	$4	$1,364,309	$(2)	$(1,366,757)	$(2,446)
Stock-based compensation	—	—	3,148	—	—	3,148
Shares issued or restricted stock units vested under employee stock plans	189,625	—	—	—	—	—
Shares issued under private investments in public equity, net of issuance costs of approximately $0.2M	3,584,228	—	9,845	—	—	9,845
Unrealized gain on available-for-sale securities	—	—	—	1	—	1
Net loss	—	—	—	—	(3,403)	(3,403)
Balance at March 31, 2022	44,949,360	$4	$1,377,302	$(1)	$(1,370,160)	$7,145

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Operating activities:
Net income (loss)	$1,401	$(3,403)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,878	2,457
Stock-based compensation	2,838	3,148
Disposal of property and equipment	—	1
Changes in operating assets and liabilities:
Accounts receivable, net	9,186	5,487
Inventory, net	635	(168)
Prepaid expenses and other	870	903
Other current assets	1,980	(184)
Accounts payable	2,149	(3,762)
Operating lease assets and liabilities, net	(250)	(195)
Accrued expenses and other	(18,811)	(30,897)
Post-marketing commitment liability	(233)	(282)
Net cash provided by (used in) operating activities	2,643	(26,895)
Investing activities:
Purchase of available-for-sale securities	(4,950)	—
Maturity of available-for-sale securities	—	8,982
Purchase of intangible assets	(12,500)	—
Net cash provided by (used in) investing activities	(17,450)	8,982
Financing activities:
Gross proceeds from private investments in public equity	—	10,000
Issuance costs associated with private investments in public equity	—	(155)
Net cash provided by financing activities	—	9,845
Net decrease in cash, cash equivalents and restricted cash	(14,807)	(8,068)
Cash, cash equivalents and restricted cash, beginning of period	78,792	75,292
Cash, cash equivalents and restricted cash, end of period	63,985	67,224

Supplemental disclosure of cash flow information:
Interest paid	$2,907	$2,375
Income taxes paid	$142	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation:

Business:

Puma Biotechnology, Inc., (the “Company”) is a biopharmaceutical company based in Los Angeles, California that develops and commercializes innovative products to enhance cancer care and improve treatment outcomes for patients. The Company is currently commercializing NERLYNX, an oral version of neratinib, for the treatment of HER2+ breast cancer. Additionally, the Company recently in-licensed, and is responsible for global development and commercialization of, alisertib. Alisertib is a selective, small molecule inhibitor of aurora kinase A that is designed to disrupt mitosis leading to apoptosis of rapidly proliferating tumor cells dependent on aurora kinase. The Company believes alisertib has potential application in the treatment of a range of different cancer types, including hormone receptor positive breast cancer, triple negative breast cancer, small cell lung cancer and head and neck cancer.

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

The Company has incurred significant operating losses since its inception. While the Company recently reported net income, we cannot assure that we will continue to do so and will need to continue to generate significant revenue to sustain operations and successfully commercialize neratinib. In 2017, the Company received U.S. Food and Drug Administration (“FDA”) approval for its first product, NERLYNX® (neratinib)(“NERLYNX”), formerly known as PB272 (neratinib, oral), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. Following FDA approval in  July 2017, NERLYNX became available by prescription in the United States, and the Company commenced commercialization.

In February 2020, NERLYNX was also approved by the FDA in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens in the metastatic setting.

In 2018, the European Commission (“EC”) granted marketing authorization for NERLYNX in the European Union (“EU”) for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab-based therapy.

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

The Company has reported net income of approximately $1.4 million for the three months ended March 31, 2023, and cash flows provided by operations of approximately $2.6 million for the same period. The Company’s commercialization, research and development or marketing efforts  may require funding in addition to the cash and cash equivalents and marketable securities totaling approximately $71.2 million at  March 31, 2023.

The Company believes that its existing cash and cash equivalents and marketable securities as of  March 31, 2023 and proceeds that will become available to the Company through product sales and sub-license payments are sufficient to satisfy its operating cash needs for at least one year after the filing of the Quarterly Report on Form 10-Q in which these financial statements are included. The Company continues to remain dependent on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib in the United States. While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future. The Company’s ability to obtain funding  may be adversely impacted by uncertain market and economic conditions, including the global COVID-19 pandemic, the Company’s success in commercializing neratinib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. Additionally, the terms of the Company’s Note Purchase Agreement place restrictions on the Company’s ability to operate the business and on the Company’s financial flexibility, and the Company  may be unable to achieve the revenue necessary to satisfy the minimum revenue and cash balance covenants as specified in the agreement.

Since its inception through March 31, 2023 the Company’s financing has primarily consisted of proceeds from product, royalty and license revenue, public offerings of its common stock, private equity placements, and various debt instruments.

In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of our consolidated financial position as of March 31, 2023. Such adjustments are of a normal and recurring nature and certain reclassifications of previously reported amounts have been made to conform to the current year presentation. The condensed consolidated balance sheet as of December 31, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the audited annual financial statements. The condensed consolidated results of operations for the quarter ended March 31, 2023 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending December 31, 2023.

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

Use of Estimates:

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the balance sheet, and reported amounts of revenues and expenses for the period presented. Accordingly, actual results could differ from those estimates.

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

Reclassification:

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment to the presentation of operating lease assets and liabilities, net has been made to the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022.

Net Income (Loss) per Share of Common Stock:

Basic net income (loss) per share of common stock is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the periods presented, as required by Accounting Standards Codification (“ASC”), ASC 260, Earnings per Share. For purposes of calculating diluted net income per share of common stock, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of dilutive common stock equivalents, such as stock options, restricted stock units (“RSUs”) and warrants. A common stock equivalent is not included in the denominator when calculating diluted earnings per common share if the effect of such common stock equivalent would be anti-dilutive and a net loss is reported.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock units granted in connection with the Puma Biotechnology, Inc. 2011 Incentive Award Plan and the Puma Biotechnology, Inc. 2017 Employment Inducement Incentive Award Plan. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. The following potentially dilutive outstanding common stock equivalents for the respective periods were excluded from diluted net income (loss) per share because of their anti-dilutive effect:

	For the Three Months Ended
	March 31,
	2023	2022
Options outstanding	4,658,944	4,528,668
Warrant outstanding	2,116,250	2,116,250
Unvested restricted stock units	487,305	2,081,989
Totals	7,262,499	8,726,907

The 2,116,250 shares underlying the warrant will not have an impact on our diluted net income (loss) per share until the average market price of our common stock exceeds the exercise price of $16 per share (see Note 10—Stockholders' Equity).

A reconciliation of the numerators and denominators of the basic and diluted net loss per share of common stock computations is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss)	$1,401	$(3,403)
Denominator:
Weighted average common stock outstanding for basic net income (loss) per share	46,636,083	42,207,709
Net effect of dilutive common stock equivalents	521,821	—
Weighted average common stock outstanding for diluted net income (loss) per share	47,157,904	42,207,709
Net income (loss) per share of common stock
Basic	$0.03	$(0.08)
Diluted	$0.03	$(0.08)

Revenue Recognition:

Under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. The Company had no contracts with customers until the FDA approved NERLYNX on July 17, 2017. Subsequent to receiving FDA approval, the Company entered into a limited number of arrangements with specialty pharmacies and specialty distributors in the United States to distribute NERLYNX. These arrangements are the Company’s initial contracts with customers. The Company has determined that these sales channels with customers are similar.

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

If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three months ended March 31, 2023 and 2022, respectively.

Reserves for Variable Consideration:

Revenue from product sales is recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its customers, payors, and other indirect customers relating to the Company’s sale of its products. These reserves, as detailed below, are based on the related sales, and are classified as reductions of accounts receivable, net when the right of offset exists in accordance with Accounting Standards Update (“ASU”) ASU 2013-1, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, or as a current liability. These estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method in ASC 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not be probable to occur in a future period for the estimates detailed below as of March 31, 2023, and, therefore, the transaction price was not reduced further during the quarter ended March 31, 2023. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances:

The Company generally provides customers with discounts, which include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. The reserve for discounts is established in the same period that the related revenue is recognized, together with reductions to accounts receivable, net on the consolidated balance sheets. In addition, the Company compensates its customers for sales order management, data, and distribution services. The Company has determined such services received to date are not distinct from the Company’s sale of products to its customers and, therefore, these payments have been recorded as a reduction of revenue within the condensed consolidated statements of operations.

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

Since 2018, the Company has entered into sub-license agreements with certain sub-licensees in territories outside of the United States. These sub-licensing agreements grant certain intellectual property rights and set forth various obligations with respect to actions such as development, pursuit and maintenance of regulatory approvals, commercialization and supply of NERLYNX in the sub-licensees’ respective territories.

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

As of March 31, 2023 the total potential milestone payments that would be due to the Company upon achievement of all respective performance obligations under the sub-license agreements is approximately $579.8 million. At this time, the Company cannot estimate if or when these milestone-related performance obligations might be achieved.

Royalty Revenue:

For sub-license agreements that are within the scope of ASC 606, the Company recognizes revenue when the related sales occur in accordance with the sales-based royalty exception under ASC 606-10-55-65.

Royalty revenue consists of consideration earned related to international sales of NERLYNX made by the Company’s sub-licensees in their respective territories. The Company recognizes royalty revenue when the performance obligations have been satisfied. Royalty revenue was $6.0 million and $5.0 million for the three months ended March 31, 2023 and 2022, respectively.

Royalty Expenses:

Royalties incurred in connection with the Company’s license agreement with Pfizer, as disclosed in Note 12—Commitments and Contingencies, are expensed to cost of sales as revenue from product sales is recognized.

Research and Development Expenses:

Research and development expenses (“R&D expenses”) are charged to operations as incurred. The major components of R&D expenses include clinical manufacturing costs, clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials, and allocations of various overhead costs. Clinical trial expenses include, but are not limited to, investigator fees, site costs, comparator drug costs, and clinical research organization (“CRO”) costs. In the normal course of business, the Company contracts with third parties to perform various clinical trial activities in the ongoing development of potential products. The financial terms of these agreements are subject to negotiation and variations from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients and the completion of portions of the clinical trial or similar conditions. The Company’s accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites, cooperative groups and CROs. As actual costs become known, the Company adjusts its accruals in that period.

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

Acquired In-Process Research and Development Expense:

The Company has acquired, and may continue to acquire, the rights to develop new product candidates. Payments to acquire a new product candidate are immediately expensed as acquired in-process research and development provided that the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.

Stock-Based Compensation:

Stock Option Awards:

ASC Topic 718, Compensation-Stock Compensation (“ASC 718”) requires the fair value of all share-based payments to employees and nonemployees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. Under ASC 718, employee and nonemployee option grants are generally valued at the grant date and those valuations do not change once they have been established. The fair value of each option award is estimated on the grant date using the Black-Scholes Option Pricing Method. As allowed by ASC 718, the Company’s estimate of expected volatility is based on its average volatilities using its past eight years of publicly traded history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. Option forfeitures are estimated when the option is granted to reduce the option expense to be recognized over the life of the award. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools, actual forfeiture experience and other factors. The option expense is adjusted upon the actual forfeiture of a stock option grant and the Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Due to its limited history of stock option exercises, the Company uses the simplified method to determine the expected life of the option grants. Compensation expense related to modified stock options is measured based on the fair value for the awards as of the modification date. Any incremental compensation expense arising from the excess of the fair value of the awards on the modification date compared to the fair value of the awards immediately before the modification date is recognized at the modification date or ratably over the requisite service period, as appropriate.

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

Warrants:

Warrants (see Note 10—Stockholders' Equity) granted to employees and nonemployees are valued at the fair value of the instrument on the grant date and are recognized in the condensed statement of operations over the requisite service period. When the requisite service period precedes the grant date and a market condition exists in the warrant, the Company values the warrant using the Monte Carlo Simulation Method. When the terms of the warrant become fixed, the Company values the warrant using the Black-Scholes Option Pricing Method. As allowed by ASC 718, the Company’s estimate of expected volatility is based on its average volatilities using its publicly traded history. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant valuation. In determining the value of the warrant until the terms are fixed, the Company factors in the probability of the market condition occurring and several possible scenarios. When the requisite service period precedes the grant date and is deemed to be complete, the Company records the fair value of the warrant at the time of issuance as an equity stock-based compensation transaction. The grant date is determined when all pertinent information, such as exercise price and quantity are known. Compensation expense related to warrant modifications is measured based on the fair value of the warrant as of the modification date. Any incremental compensation expense arising from the excess of the fair value of the warrant on the modification date compared to the fair value of the warrant immediately before the modification date is recognized at the modification date or ratably over the requisite service period, as appropriate.

Income Taxes:

The Company follows ASC Topic 740, Income Taxes (“ASC 740”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2023 the Company’s uncertain tax position reserves include a reserve for its R&D credits.

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

Restricted Cash:

Restricted cash represents cash held at financial institutions that is pledged as collateral for stand-by letters of credit for lease commitments. The lease-related letters of credit will lapse at the end of the respective lease terms through 2026. At each of periods ending  March 31, 2023 and December 31, 2022, the Company had restricted cash in the amount of approximately $2.6 million.

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

Assets Measured at Fair Value on a Recurring Basis:

ASC Topic 820, Fair Value Measurement (“ASC 820”) provides a single definition of fair value and a common framework for measuring fair value as well as disclosure requirements for fair value measurements used in financial statements. Under ASC 820, fair value is determined based upon the exit price that would be received by a company to sell an asset or paid by a company to transfer a liability in an orderly transaction between market participants, exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company uses the most advantageous market, which is the market from which the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. ASC 820 creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest.

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

Following are the major categories of assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

March 31, 2023	Level 1	Level 2	Level 3	Total
Cash equivalents	$37,242	$—	$—	$37,242
Commercial paper	—	9,823	—	9,823
Totals	$37,242	$9,823	$—	$47,065

December 31, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents	$41,673	$—	$—	$41,673
Commercial paper	—	4,873	—	4,873
Totals	$41,673	$4,873	$—	$46,546

The Company’s investments in commercial paper, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
March 31, 2023	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$37,242	$—	$—	$37,242
Commercial paper	Less than 1	9,823	—	—	9,823
Totals		$47,065	$—	$—	$47,065

	Maturity	Amortized	Unrealized		Estimated
December 31, 2022	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$41,673	$—	$—	$41,673
Commercial paper	Less than 1	4,873	—	—	4,873
Totals		$46,546	$—	$—	$46,546

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, marketable securities, and accounts receivable, net. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at March 31, 2023 were approximately $62.8 million.The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

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

The Company relies exclusively on third parties to formulate and manufacture NERLYNX and its drug candidates. The commercialization of NERLYNX and any other drug candidates, if approved, could be stopped, delayed or made less profitable if those third parties fail to provide sufficient quantities of product or fail to do so at acceptable quality levels or prices. The Company has no experience in drug formulation or manufacturing and does not intend to establish its own manufacturing facilities. While the drug candidates were being developed by Pfizer, both the drug substance and drug product are manufactured by third-party contractors. The Company is using the same third-party contractors to manufacture, supply, store and distribute drug supplies for clinical trials and the commercialization of NERLYNX and intends to use third party contractors to manufacture, supply, store and distribute drug supplies for its clinical trials of alisertib. If the Company is unable to continue its relationships with one or more of these third-party contractors, it could experience delays in the development or commercialization efforts as it locates and qualifies new manufacturers.

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

As of March 31, 2023 the Company’s inventory balance consisted primarily of raw materials and work-in-process purchased subsequent to FDA approval of NERLYNX.

	March 31, 2023	December 31, 2022
Raw materials	$1,679	$1,679
Work-in-process (materials, labor and overhead)	1,362	2,661
Finished goods (materials, labor and overhead)	850	186
Total inventories	$3,891	$4,526

Property and Equipment, Net:

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer hardware and software, three years for phone equipment, and seven years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the lesser of the useful life or the lease term. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Repair and maintenance costs are expensed as incurred.

The Company reviews its long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as required by ASC Topic 360, Property, Plant, and Equipment (“ASC 360”). The Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows over the life of the asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would then determine the fair value of the long-lived asset and recognize an impairment loss for the amount in excess of the carrying value.

Leases:

Right-of-use assets (“ROU assets”) represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. ROU assets are evaluated for impairment using the long-lived assets impairment guidance, as required by ASC 360. A significant indication of impairment of an ROU asset would include a change in the extent or manner in which the asset is being used. The Company must make assumptions which underlie the most significant and subjective estimates in determining whether any impairment exists. Those estimates, and the underlying assumptions, include estimates of future cash flow utilizing market lease rates and determination of fair value. If an ROU asset related to an operating lease is impaired, the carrying value of the ROU asset post-impairment should be amortized on a straight-line basis through the earlier of the end of the useful life of the ROU asset or the end of the lease term. Post impairment, a lessee must calculate the amortization of the ROU asset and interest expense on the lease liability separately, although the sum of the two continues to be presented as a single lease cost. If a lease is planned to be abandoned with no intention of subleasing, the ROU asset should be assessed for impairment.

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

The incremental borrowing rate (“IBR”), represents the rate of interest the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. When determinable, the Company uses the rate implicit in the lease to determine the present value of lease payments. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s average IBR for existing leases as of March 31, 2023 is 10.9%.

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

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. In connection with the FDA approval of NERLYNX in July 2017, the Company triggered a one-time milestone payment pursuant to its license agreement with Pfizer. In June 2020, the Company entered into a letter agreement with Pfizer relating to the method of payment associated with a milestone payment under the Company’s license agreement with Pfizer (see Note 12—Commitments and Contingencies). In addition, the Company reached a commercial milestone by achieving aggregate worldwide net sales of $250.0 million in calendar year 2022, resulting in a payment to Pfizer of $12.5 million during the three months ended March 31, 2023. The Company capitalized the milestones as intangible assets and is amortizing the assets to cost of sales on a straight-line basis over the estimated useful life of the licensed patent through 2030. The Company recorded amortization expense related to its intangible assets of approximately $2.4 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 estimated future amortization expense related to the Company’s intangible assets was approximately $7.3 million for the remainder of 2023 and $9.7 million for each year starting 2024 through 2029, and $2.4 million for 2030.

Recently Issued Accounting Standards:

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832) (“ASU-2021-10”), which enhances disclosure of transactions with governments that are accounted for by applying a grant or contribution model. ASU 2021-10 requires entities to provide information about the nature of the transactions, the related accounting policies used to account for the transactions, the effect of the transactions on an entity's financial statements, and significant terms and conditions associated with the transactions. ASU 2021-10 must be adopted for fiscal years beginning after December 15, 2021. Early adoption is permitted. We adopted this guidance during 2022, and recognized approximately $3.8 million in payroll tax credits under the Coronavirus Aid Relief Economic Security Act (the “CARES Act”). The entire amount of $3.8 million had been received by the Company as of March 31, 2023.

Note 3—Accounts Receivable, Net:

Accounts receivable, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Trade accounts receivable	$23,894	$27,600
Royalty revenue receivable	7,270	12,750
Total accounts receivable	$31,164	$40,350

Trade accounts receivable consist entirely of amounts owed from the Company’s customers related to product sales. License revenue receivable represents an amount owed from sub-licensees under sub-license agreements. Royalty revenue receivable represents amounts owed related to royalty revenue recognized based on the Company’s sub-licensees’ sales in their respective territories in the periods ended March 31, 2023 and December 31, 2022.

For all accounts receivable, the Company recognizes credit losses based on lifetime expected losses to selling, general and administrative expense in the condensed consolidated statements of operations. In determining estimated credit losses, the Company evaluates its historical loss rates, current economic conditions and reasonable and supportable forecasts of future economic conditions. No credit loss was recorded for the periods ended March 31, 2023 and December 31, 2022.

Note 4—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Current:
CRO services	$100	$431
Other clinical development	1,310	1,408
Insurance	1,714	2,318
Professional fees	404	300
Other	1,504	1,445
	5,032	5,902
Long-term:
Other clinical development	30	—
Other	2,039	2,069
	2,069	2,069
Totals	$7,101	$7,971

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

Total rent expense for the three months ended March 31, 2023 and March 31, 2022, was approximately $1.2 million and $1.3 million, respectively. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. The Company’s office leases generally have contractually specified minimum rent and annual rent increases that are included in the measurement of the ROU asset and related lease liability. Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in selling, general and administrative costs in the condensed consolidated statements of operations when they are incurred.

Supplemental cash flow information related to leases for the three months ended March 31, 2023:
Operating cash flows used for operating leases (in thousands)	$1,498
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted average remaining lease term (in years)	3.0
Weighted average discount rate	10.9%

Future minimum lease payments as of March 31, 2023 were as follows (in thousands):

Amount
2023	$4,254
2024	5,805
2025	5,983
2026	1,508
Total minimum lease payments	$17,550
Less: imputed interest	(2,538)
Total lease liabilities	$15,012

In February 2019, the Company entered into a long-term sublease agreement for 12,429 square feet of the office space in Los Angeles, California. The term of the lease runs until March 2026 and rent amounts payable to the Company increase approximately 3% per year. The Company recorded operating sublease income of $0.1 million for both of the three months ended March 31, 2023 and 2022 in other income (expenses) in the condensed consolidated statements of operations.

The future minimum lease payments to be received as of March 31, 2023, were as follows (in thousands):

Amount
2023	$373
2024	510
2025	525
2026	134
Total	$1,542

Note 6—Property and Equipment, Net:

Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Leasehold improvements	$3,779	$3,779
Computer equipment	2,132	2,132
Telephone equipment	302	302
Furniture and fixtures	2,359	2,359
	8,572	8,572
Less: accumulated depreciation	(7,553)	(7,426)
Totals	$1,019	$1,146

For the three months ended March 31, 2023 and 2022, the Company incurred depreciation expense of $0.1 million and $0.2 million, respectively.

Note 7—Intangible Assets, Net:

Intangible assets, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Acquired and in-licensed rights	$102,500	$102,500
Less: accumulated amortization	(34,325)	(31,890)
Total intangible asset, net	$68,175	$70,610

For the three months ended March 31, 2023 the Company incurred amortization expense of $2.4 million. The estimated remaining useful life of the intangible assets as of March 31, 2023 is 7.0 years.

Note 8—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Current:
Accrued legal verdict expense	$—	$8,000
Accrued royalties	9,669	13,585
Accrued CRO services	1,364	1,796
Accrued variable consideration	12,630	12,304
Accrued bonus	1,711	7,667
Accrued compensation	4,387	4,301
Accrued other clinical development	815	1,233
Accrued professional fees	1,384	1,649
Accrued legal fees	1,601	1,731
Accrued manufacturing costs	170	553
Other	404	215
	34,135	53,034
Long-term:
Accrued legal verdict expense	7,442	7,354
Accrued other	37	37
	7,479	7,391
Totals	$41,614	$60,425

On October 29, 2021, the parties to the Company's class action lawsuit, Hsu v. Puma Biotechnology, Inc. et al., informed the court that they had reached a settlement in principle. On November 9, 2021, the Court granted the parties’ request, ordering that settlement documents should be filed by December 3, 2021. That same day, the court also clarified an earlier order by making clear that no judgment was entered against any party and that the court would retain jurisdiction over the settlement process. The parties' settlement provides that there will be no judgment for liability entered against the Company or its Chief Executive Officer, Alan H. Auerbach, and provides for two installment payments by the Company of approximately $27.1 million each, which were paid in January 2022 and June 2022. On December 29, 2021, the Court issued an order preliminarily approving the parties’ settlement. On August 3, 2022, the Court ordered final approval of the parties' settlement and dismissed the case. This matter is now concluded.

Also included in accrued legal verdict expense is approximately $7.4 million ($8.0 million net of imputed interest) as of  March 31, 2023 that is related to Eshelman v. Puma Biotechnology, Inc., et al. (the “Eshelman Litigation“). The Company announced on November 10, 2022, that the parties entered into a settlement agreement. Pursuant to the settlement agreement, Dr. Eshelman filed a Stipulation of Voluntary Dismissal with Prejudice on November 7, 2022, and the Company agreed to pay Dr. Eshelman $16.0 million. The settlement amount will be paid in two separate payments, the first payment of $8.0 million was paid in January 2023, and the final payment of $8.0 million will be paid on or before November 1, 2024.

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

Other current accrued expenses consist primarily of marketing expenses, business license fees, and recruiting placement fees.

Note 9—Debt:

Long term debt consisted of the following (in thousands):

	March 31, 2023	Maturity Date
Total debt, inclusive of $2.0 million exit payment	$102,000	July 23, 2026
Less: debt issuance costs and discounts	(3,377)
Total long-term debt, net	$98,623

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

The Athyrium Notes bear interest at an annual rate equal to the sum of (i) 8.0% and (ii) three-month London Interbank Offering Rate (“LIBOR”) rate where the three-month LIBOR rate cannot be less than 1.5% or greater than 3.5%. (or a comparable or successor rate that gives due consideration to the then prevailing rate used by commercial banks in the United States, which rate is reasonably determined by Athyrium). Interest is payable quarterly on the last business day of March, June, September and December each year. Beginning June 30, 2024, principal payments are required to be made quarterly at 11.11% of the original face amount with the remaining balance paid at maturity. Each principal payment will also include a 2.0% exit payment. As of December 31, 2021, the effective interest rate for the loan was 10.98%.

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

The Athyrium Notes include affirmative and negative covenants applicable to the Company. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, and satisfy certain requirements regarding deposit accounts. The negative covenants include, among others, restrictions on the Company’s transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions. The Company is also required to maintain minimum cash balances and achieve certain minimum product revenue targets, measured as of the last day of each fiscal quarter on a trailing year-to-date basis.

As of  March 31, 2023, the principal balance outstanding under the Athyrium Notes was $100.0 million and exit fees of $2.0 million represent the balance of the Company’s long-term debt.

The future minimum principal and exit payments under the Athyrium Notes as of March 31, 2023 are as follows (in thousands):

Amount
2024	$33,997
2025	45,329
2026	22,674
Total	$102,000

Debt Issuance Costs and Discounts:

Debt issuance costs and discounts consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Debt issuance costs and discounts (Athyrium Notes)	$5,410	$5,410
Less: accumulated amortization	(2,033)	(1,717)
Included in long-term debt	$3,377	$3,693

Debt issuance costs and discounts are financing costs related to the Company’s outstanding debt. Amortization of debt issuance costs is expensed using the effective interest method and is included in interest expense in the condensed consolidated statement of operations. For the three months ended March 31, 2023 and 2022, the Company recorded approximately $0.2 million and $0.2 million, respectively, of interest expense related to the amortization of debt issuance costs in the condensed consolidated statements of operations.

Note 10—Stockholders’ Equity:

Common Stock:

The Company issued no shares of common stock upon exercise of stock options during the three months ended March 31, 2023 and 2022, respectively. The Company issued 317,939 and 189,625 shares of common stock upon vesting of RSUs during the three months ended March 31, 2023 and 2022, respectively.

On March 8, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Alan H. Auerbach, our President, Chief Executive Officer and Chairman of the Board, and Athyrium Opportunities IV Co-Invest 2 LP, an affiliate of the administrative agent and a purchaser under the Company’s existing note purchase agreement (together with Mr. Auerbach, the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to sell an aggregate of 3,584,228 shares of our common stock, par value $0.0001 per share, to the Purchasers for aggregate gross proceeds of approximately $10.0 million before deducting any offering expenses (the “Private Placement”). The purchase price for each Share was $2.79, which was equal to the closing price of the Company’s common stock on NASDAQ on the date of the Purchase Agreement. Each Purchaser agreed to purchase approximately $5.0 million of the shares, which resulted in Mr. Auerbach purchasing 1,792,114 shares of common stock. The Private Placement closed on March 10, 2022. In addition, Mr. Auerbach purchased an additional 568,181 shares of the Company's common stock on December 9, 2022 for a purchase price $4.40. Each purchase price was equal to the closing price of the Company’s common stock on NASDAQ on the date of each purchase.

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

Stock Options and Restricted Stock Units:

The Company’s 2011 Plan, as amended, was adopted by the Company’s Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers, and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. As of March 31, 2023 a total of 14,545,860 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

All of the options awarded by the Company have been “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107 - Share Based Payment. As of March 31, 2023, 6,235,783 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2011 Plan and 1,903,626 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees and nonemployees was estimated using the Black-Scholes Option Pricing Method (see Note 2—Significant Accounting Policies) with the following weighted-average assumptions used during the three months ended March 31:

	2023	2022
Dividend yield	0.0%	0.0%
Expected volatility	85.5%	86.2%
Risk-free interest rate	3.9%	1.8%
Expected life in years	5.63	5.50

The Company’s 2017 Plan, as amended, was adopted by the Company’s Board of Directors on April 27, 2017. Pursuant to the 2017 Plan, the Company may grant stock options and RSUs, as well as other forms of equity-based compensation to employees, as an inducement to join the Company. The maximum term of stock options granted under the 2017 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. On July 15, 2021, the Board of Directors adopted an amendment to the 2017 Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder by 1,000,000 shares. As of March 31, 2023 a total of 3,000,000 shares of the Company’s common stock have been reserved for issuance under the 2017 Plan. As of March 31, 2023, a total of 927,914 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2017 Plan and 1,205,832 shares of the Company’s common stock are available for future issuance under the 2017 Plan.

Stock-based compensation expense was as follows (in thousands):

	For the Three Months End
	March 31,
	2023	2022
Stock-based compensation:
Options:
Selling, general, and administrative	$758	$739
Research and development	152	137
Restricted stock units:
Selling, general, and administrative	1,207	1,460
Research and development	721	812
Total stock-based compensation expense	$2,838	$3,148

Activity with respect to options granted under the 2011 Plan and 2017 Plan is summarized as follows:

Stock Option Rollforward:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	4,212,481	$59.59	5.1	$1,046
Granted	581,614	$4.39	9.9
(Expired)	(42,893)	$116.94
Outstanding at March 31, 2023	4,751,202	$52.31	5.5	$383
Nonvested at March 31, 2023	1,141,605	$5.05	9.3	$199
Exercisable	3,609,597	$67.26	4.4	$183

At March 31, 2023 total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $3.5 million, which is expected to be recognized over a weighted-average period of 1.4 years. At March 31, 2023 the total estimated unrecognized employee compensation cost related to non-vested RSUs was approximately $8.5 million, which is expected to be recognized over a weighted-average period of 1.5 years. The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 and 2022 was $3.17 and $1.64 per share, respectively. The weighted average grant date fair value of RSUs awarded during the three months ended March 31, 2023 and 2022 was $4.10 and $2.34 per share, respectively.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2022	799,376	$4.25
Granted	581,614	$3.17
(Vested)	(239,385)	$4.65
Nonvested shares at March 31, 2023	1,141,605	$3.62

Restricted Stock Unit Rollforward:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2022	1,501,767	$4.92
Granted	1,264,527	$4.10
(Vested)	(317,939)	$4.94
(Forfeited)	(35,860)	$5.25
Nonvested shares at March 31, 2023	2,412,495	$4.48

Note 11—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $0.5 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

Note 12—Commitments and Contingencies:

Contractual Obligations:

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which the Company cannot reasonably predict future payment. The Company’s contractual obligations result primarily from obligations for various contract manufacturing organizations and clinical research organizations, which include potential payments we may be required to make under our agreements. The contracts also contain variable costs and milestones that are hard to predict as they are based on such things as patients enrolled and clinical trial sites. The timing of payments and actual amounts paid under contract manufacturing organization (“CMO”) and CRO agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations. Also, those agreements are cancelable upon written notice by the Company and, therefore, not long-term liabilities.

License Agreements:

Pfizer License Agreement

In August 2011, the Company entered into an agreement pursuant to which Pfizer agreed to grant it a worldwide license for the development, manufacture and commercialization of PB272 (neratinib, oral), PB272 (neratinib, intravenous) and PB357, and certain related compounds. The license is exclusive with respect to certain patent rights owned by or licensed to Pfizer. Under the agreement, the Company is obligated to commence a new clinical trial for a product containing one of these compounds within a specified period of time and to use commercially reasonable efforts to complete clinical trials and to achieve certain milestones as provided in a development plan. From the closing date of the agreement through December 31, 2011, Pfizer continued to conduct the existing clinical trials on behalf of the Company at Pfizer’s sole expense. At the Company’s request, Pfizer agreed to continue to perform certain services in support of the existing clinical trials at the Company’s expense. These services would continue through the completion of the transitioned clinical trials. The license agreement “capped” the out-of-pocket expense the Company would incur to complete the then existing clinical trials. All agreed upon costs incurred by the Company above the “cost cap” would be reimbursed by Pfizer. The Company exceeded the “cost cap” during the fourth quarter of 2012. In accordance with the license agreement, the Company billed Pfizer for agreed upon costs above the “cost cap” until December 31, 2013.

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

As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones totaling approximately $187.5 million if all such milestones are achieved. In connection with the FDA approval of NERLYNX in July of 2017, the Company triggered a one-time milestone payment pursuant to the agreement. In June 2020, the Company entered into a letter agreement (the “Letter Agreement”) with Pfizer relating to the method of payment associated with a one-time milestone payment under the license agreement with Pfizer. The Letter Agreement permitted the Company to make the milestone payment in installments with the remaining amount payable to Pfizer (including interest). The milestone payment accrued interest at 6.25% per annum. The milestone payment including accrued interest of $1.8 million was paid in full in September 2021. In addition, the Company reached a commercial milestone by achieving aggregate worldwide net sales of $250.0 million in calendar year 2022, resulting in a payment to Pfizer of $12.5 million during the three months ended March 31, 2023. The Company capitalized the milestones as intangible assets and is amortizing the assets to cost of sales on a straight-line basis over the estimated useful life of the licensed patent through 2030. Should the Company commercialize any more of the compounds licensed from Pfizer or any products containing any of these compounds, the Company will be obligated to pay to Pfizer annual royalties at a fixed rate in the low-to-mid teens of net sales of all such products, subject to certain reductions and offsets in some circumstances. The Company’s royalty obligation continues, on a product-by-product and country-by-country basis, until the later of (1) the last to expire licensed patent covering the applicable licensed product in such country, or (2) the earlier of generic competition for such licensed product reaching a certain level in such country or expiration of a certain time period after first commercial sale of such licensed product in such country. In the event that the Company sub-licenses the rights granted to the Company under the license agreement with Pfizer to a third party, the same milestone and royalty payments are required. The Company can terminate the license agreement at will, or for safety concerns, in each case upon specified advance notice.

Takeda License Agreement

In September 2022, the Company entered an exclusive license agreement with Takeda to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of aurora kinase A. Under the terms of the exclusive license agreement, Puma will assume sole responsibility for the global development and commercialization of alisertib. Takeda received an upfront license fee of $7.0 million in October 2022 and is eligible to receive potential future milestone payments of up to $287.3 million upon the Company’s achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. The Company recorded in-process research and development expense of $7.0 million during the three months ended September 30, 2022, in connection with the up-front payment related to the asset acquisition. As of March 31, 2023, no milestones had been accrued as the underlying contingencies were not probable or estimable.

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

Eshelman v. Puma Biotechnology, Inc., et al.

In  February 2016, Fredric N. Eshelman filed a lawsuit against the Company’s Chief Executive Officer and President, Alan H. Auerbach, and the Company in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D). The complaint generally alleged that Mr. Auerbach and the Company made defamatory statements regarding Dr. Eshelman in connection with a proxy contest. In  May 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach. A trial on the remaining defamation claims against the Company took place from  March 11 to  March 15, 2019. At trial, the jury found the Company liable and awarded Dr. Eshelman $15.9 million in compensatory damages and $6.5 million in punitive damages. The Company strongly disagreed with the verdict and, on  April 22, 2019, filed a motion for a new trial or, in the alternative, a reduced damages award. The Court denied that motion on  March 2, 2020. The Company has appealed that ruling, and the verdict. Additionally, after trial, the plaintiff filed a motion seeking approximately $3.0 million in attorneys’ fees, as well as prejudgment interest. In the Court’s  March 2020 ruling, it denied the motion for attorneys’ fees but granted the request for prejudgment interest, bringing the total judgment to $26.3 million. On  March 30, 2020, the plaintiff filed a notice of cross-appeal and conditional cross-appeal, appealing the Court’s order denying the plaintiff’s request for attorneys’ fees and conditionally cross-appealing a Court ruling that certain communications between Mr. Auerbach and his attorneys were protected by attorney-client privilege and a related evidentiary ruling. On  June 23, 2021, the United States Court of Appeals for the Fourth Circuit affirmed the liability verdict but found the $22.4 million damages award, payable by the Company, to be excessive in light of the evidence at trial. The court vacated this award and remanded for a new trial on damages. The Court’s judgment eliminated the damages award, pending further proceedings on remand. On remand, the District Court set a trial date for the new trial on damages for November 7, 2022. As the Company announced on November 10, 2022, the parties entered into a settlement agreement. Pursuant to the settlement agreement, Dr. Eshelman filed a Stipulation of Voluntary Dismissal with Prejudice on November 7, 2022, and the Company agreed to pay Dr. Eshelman $16.0 million, at which time the Company accrued $16.0 million (less imputed interest) related to the settlement, to be paid in two separate installments. The first payment of $8.0 million was paid in January 2023, and the second payment of $8.0 million will be paid on or before November 1, 2024.

Legal Malpractice Suit

On  September 17, 2020, the Company filed a lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in the Eshelman Litigation, in the Superior Court of Mecklenburg County, North Carolina. The Company is alleging legal malpractice based on the defendants’ negligent handling of the defense of the Company in the Eshelman Litigation. On  November 23, 2020, the defendant filed an answer to the complaint denying the allegations of negligence. On August 19, 2022, the Company filed a voluntary dismissal of the legal malpractice action, without prejudice, to allow the Eshelman Litigation to conclude before proceeding in the malpractice action. The Company intends to re-file the malpractice action now that the Eshelman Litigation has concluded. The Company is seeking recovery of all legal fees and expenses incurred in appealing from the judgment and retrying the damages phase of the Eshelman Litigation, as well as the amount of the settlement of that case. At this time, any recovery or the amount of any potential damages that may be recovered in the legal malpractice case is uncertain.

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ’314 patent”) and 10,596,162 (“the ’162 patent”) (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ’314 and ’162 patents. The Company is an exclusive licensee of the ’314 and ’162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. The parties attended a status conference with the Court on February 6, 2023. The parties are conducting fact discovery. A Markman Hearing was conducted on March 17, 2023, and the Court issued its claim construction decision on March 29, 2023. On April 10, 2023, AstraZenenca gave notice of its intention to rely on advice of counsel as a defense to Plaintiffs’ claims of willful infringement, and discovery related to that defense is ongoing. Trial is currently scheduled to begin on or after May 13, 2024.

Sandoz Litigation

On November 10, 2021, the Company filed suit against Sandoz, Inc. (“Sandoz”) for infringement of U.S. Patent No. 7,399,865 B2 (“the '865 patent”) (Puma Biotechnology, Inc. et al. v. Sandoz Inc., 1:21CV19918 (D.N.J. Nov. 10, 2021) in the U.S. District Court for the District of New Jersey. The Complaint was filed within 45 days of Sandoz providing notice of its abbreviated new drug application (“ANDA”) seeking approval to market a generic version of the Company’s NERLYNX® (neratinib) Tablets, 40 mg prior to the expiration of the '865 patent. The Company and Wyeth seek judgment that Sandoz’s purported ANDA product would, if allowed on the market, infringe the ‘865 patent, and ask that the Court order that, pursuant to 35 U.S.C. 271(e)(4)(A), the FDA’s approval of the Sandoz ANDA can be no earlier than the date the ‘865 patent expires. Sandoz has stated that, due to Paragraph III certifications filed for other patents listed in the Orange Book in conjunction with NERLYNX, Sandoz cannot launch its ANDA product until November 21, 2030, at the earliest. The Company’s complaint alleges that Sandoz has infringed the '865 patent by seeking approval to commercially manufacture, use, offer for sale, sell, and/or import a generic version of NERLYNX in the United States prior to the expiration of the '865 patent. The Company is the exclusive licensee of the '865 patent under the Pfizer Agreement. Wyeth is a co-plaintiff. Sandoz submitted its answer to the complaint on January 14, 2022 and asserted counterclaims challenging the ‘865 patent as invalid. The Company and Wyeth filed an answer to those counterclaims on February 4, 2022. The filing of the Company’s Complaint against Sandoz triggered a 30-month stay of marketing approval for Sandoz’s ANDA.

Effective December 13, 2022, the Company and Wyeth entered into a settlement and license agreement (the “Settlement and License Agreement”) with Sandoz to fully settle and release all claims and terminate without prejudice the patent infringement litigation. Pursuant to the Settlement and License Agreement, the Company granted Sandoz a non-exclusive, royalty-free sub-license to certain licensed patents, including U.S. Patent No. 7,399,865 B2, which would permit Sandoz to begin selling a generic version of neratinib on or around December 8, 2030, unless such date is otherwise adjusted in accordance with the Settlement and License Agreement. In addition, the Company and Wyeth granted Sandoz a waiver of any and all regulatory exclusivities.

The Company entered into the Settlement and License Agreement solely to eliminate the burden, expense, distraction and uncertainties of further litigation.

Acebright China Litigation

On January 18, 2022, Shanghai Acebright Pharmaceuticals Group Co., Ltd. (“Acebright”) filed an ANDA with the National Medical Products Administration in China (“NMPA”) seeking approval to market a generic version of the Company’s NERLYNX® (neratinib) tablet, 40mg in China. Acebright seeks approval prior to the expiration of three patents listed on the China Patent Information Registration Platform for Marketed Drugs (“Chinese Orange Book”), namely, Chinese Patent Nos. ZL201410082103.7, ZL201080060546.6, and ZL200880118789.3 (“NERLYNX® Patents”), alleging in a Type 4.2 patent declaration that its generic version of NERLYNX does not fall within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The patent declaration of Acebright were published in the Chinese Orange Book on January 19, 2022. On March 2, 2022, the Company filed petitions with the China National Intellectual Property Administration (“CNIPA”) and requested administrative determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The Company’s request for administrative determination was accepted by CNIPA on March 18, 2022. The Company has notified NMPA of the acceptance of the request for administrative determination for NMPA to institute a stay of Acebright’s ANDA for nine months. On July 11, 2022, CNIPA decided that claims 5 and 6 of patent No. ZL200880118789.3 are not eligible for registration in the Chinese Orange Book on the ground that these two pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On September 9, 2022, CNIPA decided that the generic drug in Acebright’s ANDA does not fall within the protection scope of claims 1, 3, 5 and 6 of patent No. ZL201410082103.7 and claims 1-4, 7 and 9-13 of patent No. ZL201080060546.6. The three CNIPA administrative decisions on NERLYNX® Patents have lifted the stay of Acebright’s ANDA by NMPA. The Company has appealed each CNIPA administrative decision in January 2023 at the Beijing Intellectual Property Court (“BJIPC”). The three appeals were accepted by BJIPC on February 20, 2023. The Company also filed three civil complaints based on the three NERLYNX® Patents against Acebright with the BJIPC in July 2022 and requested court determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents.

Aosaikang ANDA China Litigation

On November 17, 2022, Jiangsu Aosaikang Pharmaceutical Co. Ltd. (“Aosaikang”) filed an ANDA with NMPA in China seeking approval to market a generic version of the Company’s NERLYNX®. The ANDA application No. is CYHS2202006. Aosaikang made Type 4.2 declarations against the four Orange Book patents ZL201410082103.7, ZL201080060546.6, ZL200880118789.3 and ZL201710057547.9, alleging that its generic version of NERLYNX does not fall within the scope of the claims of the Orange Book patents. Aosaikang also alleged that patents ZL200880118789.3 and ZL201710057547.9 are not eligible for Chinese Orange Book listing.

On December 28, 2022, the Company submitted four Article 76 petitions against the Aosaikang ANDA with the CNIPA and requested administrative determination that Aosaikang’s generic neratinib tablet falls within the scope of the claims of the four Orange Book patents. On January 6, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to patent nos. ZL201410082103.7 and ZL201080060546.6. Also on January 6, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to patent nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On January 28, 2023, the Company requested the NMPA to institute a nine-month stay against Aosaikang ANDA starting from the CNIPA’s acceptance of the Company’s request for administrative determination. The Company has the right to appeal each CNIPA administrative decision within six months of receiving the decision. The Company also has the right to enforce the four Orange Book patents in civil litigation before the Chinese court.

Convalife ANDA China Litigation

Convalife Pharmaceuticals (Shanghai) Co., Ltd (“Convalife”) filed an ANDA with NMPA in China seeking approval to market a generic version of the Company’s NERLYNX®. The ANDA application No. is CYHS2202095. On December 23, 2022, Convalife made Type 4.2 declarations against the four Orange Book patents ZL201410082103.7, ZL201080060546.6, ZL200880118789.3 and ZL201710057547.9, alleging that its generic version of NERLYNX does not fall within the scope of the claims of the Orange Book patents. Convalife also alleged that patents ZL200880118789.3 and ZL201710057547.9 are not eligible for Chinese Orange Book listing.

On February 1, 2023, the Company submitted four Article 76 petitions against the Convalife ANDA with the CNIPA and requested administrative determination that Convalife’s generic neratinib tablet falls within the scope of the claims of the four Orange Book patents. On February 3, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to patent nos. ZL201410082103.7 and ZL201080060546.6. Also on February 3, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to patent nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On February 24, 2023, the Company requested the NMPA to institute a nine-month stay against Convalife ANDA starting from the CNIPA’s acceptance of the Company’s request for administrative determination. The Company has the right to appeal each CNIPA administrative decision within six months of receiving the decision. The Company also has the right to enforce the four Orange Book patents in civil litigation before the Chinese court.

Kelun China Litigation

Hunan Kelun Pharmaceutical Co., Ltd. (“Kelun”) filed an ANDA with NMPA in China seeking approval to market a generic version of the Company’s NERLYNX®. The ANDA application No. is CYHS2300221. On January 28, 2023, Kelun made Type 4.2 declarations against the four Orange Book patents ZL201410082103.7, ZL201080060546.6, ZL200880118789.3 and ZL201710057547.9, alleging that its generic version of NERLYNX does not fall within the scope of the claims of the Orange Book patents. Kelun also alleged that patents ZL200880118789.3 and ZL201710057547.9 are not eligible for Chinese Orange Book listing.

On March 13, 2023, the Company submitted four Article 76 petitions against the Kelun ANDA with the CNIPA and requested administrative determination that Kelun’s generic neratinib tablet falls within the scope of the claims of the four Orange Book patents. On March 21, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to patent nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On March 24, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to patent nos. ZL201410082103.7 and ZL201080060546.6. The Company has the right to appeal each CNIPA administrative decision within six months of receiving the decision. The Company also has the right to enforce the four Orange Book patents in civil litigation before the Chinese court.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q, (this “Quarterly Report”). The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Unless otherwise provided in this Quarterly Report, references to the “Company,” “we,” “us,” and “our” refer to Puma Biotechnology, Inc., a Delaware corporation, together with its wholly owned subsidiary.

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

Under the terms of the exclusive license agreement, we assumed sole responsibility for the global development and commercialization of alisertib. We paid Takeda an upfront license fee of $7.0 million in October 2022 and is eligible to receive potential future milestone payments of up to $287.3 million upon our achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. We recorded in-process research and development expense of $7.0 million during the year ended December 31, 2022, in connection with the up-front payment related to the asset acquisition. As of March 31, 2023, no milestones had been accrued as the underlying contingencies were not probable or estimable.

Our expenses to date have been related to hiring staff, commencing company-sponsored clinical trials and the build out of our corporate infrastructure and, since 2017, the commercial launch of NERLYNX. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance product development. To date, our major sources of working capital have been proceeds from product and license revenue, public offerings of our common stock, proceeds from our credit facility and sales of our common stock in private placements. We intend to satisfy our near-term liquidity requirements through a combination of our existing cash and cash equivalents and marketable securities as of March 31, 2023, and proceeds that will become available to us through product sales, royalties and sub-license milestone payments. However, this intention is based on assumptions that may prove to be wrong. Changes may occur that would consume our available capital faster than anticipated, including any potential impact of the COVID-19 pandemic and measures taken to control the spread of COVID-19, as well as changes in and progress of our development activities, the impact of commercialization efforts, acquisitions of additional drug candidates and changes in regulation. Some of these developments have had and may continue to have an adverse effect on our revenue and thus could have an adverse effect on our ability to satisfy the minimum revenue and cash balance covenants as stated in the Athyrium Notes.

Critical Accounting Policies

As of the date of the filing of this Quarterly Report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023 from our accounting policies at December 31, 2022, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Reclassification:

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment to the presentation of operating lease assets and liabilities, net has been made to the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022.

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

Cost of sales:

Cost of sales consists of third-party manufacturing costs, freight, and indirect overhead costs associated with sales of NERLYNX. Cost of product sales also includes period costs related to royalty charges payable to Pfizer, the amortization of milestone payments made under our license agreement with Pfizer, certain inventory manufacturing services, inventory adjustment charges, unabsorbed manufacturing and overhead costs, and manufacturing variances. Cost of sales includes applicable license termination fees.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A expenses”) consist primarily of salaries and payroll-related costs, stock-based compensation expense, professional fees, business insurance, rent, general legal activities, credit loss expense and other corporate expenses. We expense SG&A expenses as they are incurred.

Research and development expenses:

Research and development expenses (“R&D expenses”) include costs associated with services provided by consultants who conduct and perform clinical services on our behalf and contract organizations for the manufacturing of clinical materials. During the three months ended March 31, 2023 and 2022, our R&D expenses consisted primarily of clinical research organization (“CRO fees”), fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our R&D expenses as they are incurred. Internal R&D expenses primarily consist of payroll-related costs and also include equipment costs, travel expenses and supplies.

Acquired In-Process Research and Development Expense:

Acquired in-process research and development expense includes the rights to develop new product candidates. Payments to acquire a new product candidate are immediately expensed as acquired in-process research and development provided that the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Total revenue:

Total revenue for the three months ended March 31, 2023 was approximately $52.8 million, compared to $45.7 million for the three months ended March 31, 2022. This increase in total revenue was primarily due to an increase in product sales of approximately $6.1 million and an increase in royalty revenue of approximately $1.0 million in the three months ended March 31, 2023.

Product revenue, net:

Product revenue, net was approximately $46.8 million for the three months ended March 31, 2023, compared to $40.7 million for the three months ended March 31, 2022. This increase in product revenue, net was primarily attributable to an increase in net selling price compared to the three months ended March 31, 2022, and an increase of approximately 6.3% in bottles of NERLYNX sold compared to the three months ended March 31, 2022. The related deductions to gross revenue for variable consideration for the three months ended March 31, 2023 were slightly higher compared to the three months ended March 31, 2022.

Royalty revenue:

Royalty revenue was approximately $6.0 million for the three months ended March 31, 2023, compared to approximately $5.0 million for the three months ended March 31, 2022. The increase of approximately $1.0 million was due to increased product sales by our sub-licensees.

Cost of sales:

Cost of sales was approximately $13.2 million for the three months ended March 31, 2023, compared to approximately $10.8 million for the three months ended March 31, 2022. The increase was due to higher royalty expense related to increased product sales, net as well as increased intangible amortization related to the $12.5 million paid to Pfizer for meeting a commercial sales milestone as of December 31, 2022.

Selling, general and administrative expenses:

SG&A expenses were approximately $22.5 million for the three months ended March 31, 2023, compared to approximately $20.4 million for the three months ended March 31, 2022. SG&A expenses for the three months ended March 31, 2023 and 2022 were as follows:

Selling, general, and administrative expenses	For the Three Months Ended		Change
(in thousands)	March 31,		$	%
	2023	2022	2023/2022	2023/2022
Payroll and related costs	$9,204	$7,575	$1,629	21.5%
Professional fees and expenses	7,589	7,544	45	0.6%
Travel and meetings	1,515	992	523	52.7%
Facilities and equipment costs	1,317	1,362	(45)	-3.3%
Stock-based compensation	1,965	2,199	(234)	-10.6%
Other	896	730	166	22.7%
	$22,486	$20,402	$2,084	10.2%

SG&A expenses increased by approximately $2.1 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily attributable to the following:

●	an increase in payroll and related costs of approximately $1.6 million, primarily due to salary increases beginning in 2023 as well as an increase in SG&A headcount;

●	an increase in travel and meetings expenses of approximately $0.5 million, primarily due to the overall easing of COVID-19 travel restrictions;

●	a decrease in stock-based compensation expense of approximately $0.2 million, primarily due to lower fair value on equity grants (lower stock price); and

●	an increase in other expenses of approximately $0.2 million, primarily due to an increase in training and sponsorship expenses.

Research and development expenses:

R&D expenses were approximately $12.7 million for the three months ended March 31, 2023, compared to approximately $15.2 million for the three months ended March 31, 2022. R&D expenses for the three months ended March 31, 2023 and 2022, were as follows:

Research and development expenses	For the Three Months Ended		Change
(in thousands)	March 31,		$	%
	2023	2022	2023/2022	2023/2022
Clinical trial expense	$2,419	$5,617	$(3,198)	-56.9%
Internal R&D	8,559	7,801	758	9.7%
Consultant and contractors	854	870	(16)	-1.8%
Stock-based compensation	874	949	(75)	-7.9%
	$12,706	$15,237	$(2,531)	-16.6%

R&D expenses decreased by approximately $2.5 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily attributable to the following:

●	a decrease in clinical trial expense of approximately $3.2 million, primarily due to the reduction and closing of SUMMIT clinical trial sites; and

●	an increase in internal R&D of approximately $0.8 million, primarily due to an increase in payroll related expenses in 2023.

Other income (expenses):

Other income (expenses)	For the Three Months Ended		Change
(in thousands)	March 31,		$	%
	2023	2022	2023/2022	2023/2022
Interest income	$537	$13	$524	4030.8%
Interest expense	(3,312)	(2,664)	(648)	24.3%
Legal verdict expense	—	(18)	18	-100.0%
Other income (expense)	(42)	50	(92)	-184.0%
	$(2,817)	$(2,619)	$(198)	7.6%

Interest income:

For the three months ended March 31, 2023, we recognized approximately $0.5 million in interest income, compared to approximately $13,000 of interest income for the three months ended March 31, 2022. The increase in interest income was primarily the result of higher interest rates.

Interest expense:

For the three months ended March 31, 2023, we recognized approximately $3.3 million in interest expense, compared to approximately $2.7 million of interest expense for the three months ended March 31, 2022. The increase in interest expense was primarily related to higher interest rates on our Athyrium loan, which is partially determined by the three-month SOFR rate, for the three months ended March 31, 2023 (see Item 3 of this Form 10-Q) as well as imputed interest on $8.0 million related to the final installment payment on the Eshelman Litigation settlement due on or before November 1, 2024 (see Item 1—Legal Proceedings).

Liquidity and Capital Resources

The following table, which summarizes our liquidity and capital resources as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022, is intended to supplement the more detailed discussion that follows:

	As of	As of
Liquidity and capital resources (in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$61,394	$76,201
Marketable securities	$9,823	$4,873
Working capital	$63,565	$56,797
Long term debt	$98,623	$98,307
Stockholders' equity	$25,847	$21,608

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Cash provided by (used in):
Operating activities	$2,643	$(26,895)
Investing activities	(17,450)	8,982
Financing activities	—	9,845
Net (decrease) in cash, cash equivalents and restricted cash	$(14,807)	$(8,068)

Operating Activities:

Cash provided by operating activities for the three months ended March 31, 2023 was $2.6 million and consisted of net income of approximately $1.4 million, a decrease of approximately $5.7 million of non-cash items, including stock-based compensation, and depreciation and amortization. Further changes in cash flows from operations included a decrease in accrued expenses and other of approximately $18.8 million related primarily an $8.0 million payment related to the Eshelman settlement, payments of $7.7 million for employee bonuses and a $4.0 million decrease in our Pfizer royalty accrual, partially offset by a decrease of $9.2 million in accounts receivable, a decrease $0.6 million in inventory, a decrease of $0.9 million in prepaid expenses and other, a decrease of $2.0 million in other current assets (related to receipt of CARES Act funds), a decrease in our post-marketing commitment liability of approximately $0.2 million and an increase of $2.1 million in accounts payable.

Cash used in operating activities for the three months ended March 31, 2022 consisted of a net loss of approximately $3.4 million, offset by a decrease of approximately $5.4 million of non-cash items, including stock-based compensation and depreciation and amortization. Further changes in cash flows from operations included a decrease in accrued expenses and other of approximately $30.9 million related primarily to the $27.1 million payment in our class action lawsuit settlement, a decrease of approximately $3.8 million in accounts payable, a decrease in our post-marketing commitment liability of approximately $0.3 million, an increase in inventory of approximately $0.2 million, and an increase in other assets of approximately $0.2 million, partially offset by a decrease of approximately $5.5 million in accounts receivable and a decrease of $0.9 million in prepaid expenses and other.

Investing Activities:

Cash used in investing activities for the three months ended March 31, 2023 was approximately $17.5 million, compared to net cash provided by investing activities of approximately $9.0 million for the same period in 2022. Cash used in investing activities was primarily due to the purchase of the intangible asset of $12.5 million, and the purchase of available-for-sale securities of approximately $5.0 million for the three months ended March 31, 2023.

Cash provided by investing activities for the three months ended March 31, 2022 consisted of approximately $9.0 million in maturities of available-for-sale securities and no purchases of available-for-sale securities.

Financing Activities:

There was no cash provided by or used in financing activities for the three months ended March 31, 2023.

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

Following the effectiveness of the Third Amendment, the Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) the lesser of (i) the sum of (x) three-month term SOFR for an interest period of three months plus (y) 0.26161% (26.161 basis points) and (ii) three and one-half of one percent (3.50%) per annum. Interest is payable quarterly on the last business day of March, June, September and December each year. Beginning June 30, 2024, principal payments are required to be made quarterly at 11.11% of the original face amount with the remaining balance paid at maturity. Each principal payment will also include a 2.0% exit payment. As of March 31, 2023, the effective interest rate for the loan was 12.99%.

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

The Athyrium Notes include affirmative and negative covenants applicable to us. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, and satisfy certain requirements regarding deposit accounts. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions. We are also required to maintain minimum cash balances and achieve certain minimum product revenue targets, measured as of the last day of each fiscal quarter on a trailing year-to-date basis.

As of March 31, 2023, there were $102.0 million in term loans outstanding under the Athyrium Notes, representing all of our long-term debt outstanding as of that date, and we were in compliance with all applicable covenants.

Current and Future Financing Needs:

We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our research and development efforts and our commercialization efforts.

We may choose to begin new research and development efforts, or we may choose to launch additional marketing efforts. For example, we recently in-licensed alisertib from Takeda and assumed sole responsibility for its global development and commercialization. These efforts will likely require funding in addition to our cash and cash equivalents totaling approximately $61.4 million at March 31, 2023. While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will need to generate significant revenue to sustain operations, successfully commercialize neratinib and develop alisertib. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Our ability to obtain funding may be adversely impacted by uncertain market conditions, including the global COVID-19 pandemic, our success in commercializing NERLYNX, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time.

In addition, we have based our estimate of capital needs on assumptions that may prove to be wrong. Changes may occur that would consume our available capital faster than anticipated, including any potential impact of the COVID-19 pandemic and measures taken to control the spread of COVID-19, as well as changes in and progress of our development activities, the impact of commercialization efforts, acquisitions of additional drug candidates and changes in regulation. Potential sources of financing include strategic relationships, public or private sales of equity or debt, third-party debt financing and other sources of funds. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interests of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations, and our business, financial condition and results of operations would be materially harmed. In such an event, we will be required to undertake a thorough review of our programs, and the opportunities presented by such programs, and allocate our resources in the manner most prudent.

Non-GAAP Financial Measures

In addition to our operating results, as calculated in accordance with Generally Accepted Accounting Principles (“GAAP”) we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance. The following table presents our net income (loss) and net income (loss) per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation. For the three months ended March 31, 2023, stock-based compensation represented approximately 8.1% of our operating expenses compared to 8.8% for the same period in 2022, in each case excluding cost of sales and acquired in-process research and development. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Adjusted Net Income (Loss) and

GAAP Net Income (Loss) Per Share to Non-GAAP Adjusted Net Income (Loss) Per Share

(in thousands except share and per share data)

	For the Three Months Ended March 31,
	2023		2022
GAAP net income (loss)	$1,401		$(3,403)
Adjustments:
Stock-based compensation -
Selling, general and administrative (1)	$1,965		2,199
Research and development (2)	$873		949
Non-GAAP adjusted net income	$4,239		$(255)

GAAP net income (loss) per share—basic	$0.03		$(0.08)
Adjustment to net income (loss) (as detailed above)	0.06		0.07
Non-GAAP adjusted basic net income per share	$0.09	(3)	$(0.01	) (3)

GAAP net income (loss) per share—diluted	$0.03		$(0.08)
Adjustment to net income (loss) (as detailed above)	0.06		0.07
Non-GAAP adjusted diluted net income (loss) per share	$0.09	(4)	$(0.01	) (5)

(1)	To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2)	To reflect a non-cash charge to operating expense for research and development stock-based compensation.
(3)	Non-GAAP adjusted basic net income per share was calculated based on 46,636,083 and 42,207,709 weighted-average shares of common stock outstanding for the three months ended March 31, 2023 and 2022, respectively.
(4)	Non-GAAP adjusted diluted net income per share was calculated based on 47,157,904 weighted-average shares of common stock outstanding for the three months ended March 31, 2023.
(5)	Potentially dilutive common stock equivalents (stock options restricted stock units and warrants) were not included in this non-GAAP adjusted diluted net loss per share for the three months ended March 31, 2022, as these shares would be considered anti-dilutive.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined by SEC regulations.

Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invested our excess cash primarily in cash equivalents such as money market investments as of March 31, 2023. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of borrowings outstanding under the Athyrium Notes. As of March 31, 2023 the aggregate outstanding principal amounts of the Athyrium Notes was $100.0 million. The Athyrium Notes bear interest at a rate per annum equal to the sum of 8.00% plus the adjusted three-month term SOFR and the lesser of (a) the sum of (i) three-month term SOFR and (ii) 0.26161% (26.161 basis points) and (b) three and one-half of one percent (3.50%) per annum. If overall interest rates had increased by one hundred basis points during the quarter ended March 31, 2023, our interest expense would have increased by $1.0 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Eshelman v. Puma Biotechnology, Inc., et al.

In February 2016, Fredric N. Eshelman filed a lawsuit against the Company’s Chief Executive Officer and President, Alan H. Auerbach, and the Company in the United States District Court for the Eastern District of North Carolina (Case No. 7:16-cv-00018-D). The complaint generally alleged that Mr. Auerbach and the Company made defamatory statements regarding Dr. Eshelman in connection with a proxy contest. In May 2016, Dr. Eshelman filed a notice of voluntary dismissal of the claims against Mr. Auerbach. A trial on the remaining defamation claims against the Company took place from March 11 to March 15, 2019. At trial, the jury found the Company liable and awarded Dr. Eshelman $15.9 million in compensatory damages and $6.5 million in punitive damages. The Company strongly disagreed with the verdict and, on April 22, 2019, filed a motion for a new trial or, in the alternative, a reduced damages award. The Court denied that motion on March 2, 2020. The Company has appealed that ruling, and the verdict. Additionally, after trial, the plaintiff filed a motion seeking approximately $3.0 million in attorneys’ fees, as well as prejudgment interest. In the Court’s March 2020 ruling, it denied the motion for attorneys’ fees but granted the request for prejudgment interest, bringing the total judgment to $26.3 million. On March 30, 2020, the plaintiff filed a notice of cross-appeal and conditional cross-appeal, appealing the Court’s order denying the plaintiff’s request for attorneys’ fees and conditionally cross-appealing a Court ruling that certain communications between Mr. Auerbach and his attorneys were protected by attorney-client privilege and a related evidentiary ruling. On June 23, 2021, the United States Court of Appeals for the Fourth Circuit affirmed the liability verdict but found the $22.4 million damages award, payable by the Company, to be excessive in light of the evidence at trial. The court vacated this award and remanded for a new trial on damages. The Court’s judgment eliminated the damages award, pending further proceedings on remand. On remand, the District Court set a trial date for the new trial on damages for November 7, 2022. As the Company announced on November 10, 2022, the parties entered into a settlement agreement. Pursuant to the settlement agreement, Dr. Eshelman filed a Stipulation of Voluntary Dismissal with Prejudice on November 7, 2022, and the Company agreed to pay Dr. Eshelman $16.0 million related to the settlement of Eshelman v. Puma Biotechnology (the “Eshelman Litigation”), at which time the Company accrued $16.0 million (less imputed interest) related to the settlement, to be paid in two separate installments. The first payment of $8.0 million was paid in January 2023, and the second payment of $8.0 million will be paid on or before November 1, 2024.

Legal Malpractice Suit

On September 17, 2020, the Company filed a lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in the Eshelman Litigation, in the Superior Court of Mecklenburg County, North Carolina. The Company is alleging legal malpractice based on the defendants’ negligent handling of the defense of the Company in the Eshelman Litigation. On November 23, 2020, the defendant filed an answer to the complaint denying the allegations of negligence. On August 19, 2022, the Company filed a voluntary dismissal of the legal malpractice action, without prejudice, to allow the Eshelman Litigation to conclude before proceeding in the malpractice action. The Company intends to re-file the malpractice action now that the Eshelman Litigation has concluded. The Company is seeking recovery of all legal fees and expenses incurred in appealing from the judgment and retrying the damages phase of the Eshelman Litigation, as well as the amount of the settlement of that case. At this time, any recovery or the amount of any potential damages that may be recovered in the legal malpractice case is uncertain.

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ’314 patent”) and 10,596,162 (“the ’162 patent”) (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ’314 and ’162 patents. The Company is an exclusive licensee of the ’314 and ’162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. The parties attended a status conference with the Court on February 6, 2023. The parties are conducting fact discovery. A Markman Hearing was conducted on March 17, 2023, and the Court issued its claim construction decision on March 29, 2023. On April 10, 2023, AstraZenenca gave notice of its intention to rely on advice of counsel as a defense to Plaintiffs’ claims of willful infringement, and discovery related to that defense is ongoing. Trial is currently scheduled to begin on or after May 13, 2024.

Sandoz Litigation

On November 10, 2021, the Company filed suit against Sandoz, Inc. (“Sandoz”) for infringement of U.S. Patent No. 7,399,865 B2 (“the '865 patent”) (Puma Biotechnology, Inc. et al. v. Sandoz Inc., 1:21CV19918 (D.N.J. Nov. 10, 2021) in the U.S. District Court for the District of New Jersey. The Complaint was filed within 45 days of Sandoz providing notice of its abbreviated new drug application (“ANDA”) seeking approval to market a generic version of the Company’s NERLYNX® (neratinib) Tablets, 40 mg prior to the expiration of the '865 patent. The Company and Wyeth seek judgment that Sandoz’s purported ANDA product would, if allowed on the market, infringe the ‘865 patent, and ask that the Court order that, pursuant to 35 U.S.C. 271(e)(4)(A), the FDA’s approval of the Sandoz ANDA can be no earlier than the date the ‘865 patent expires. Sandoz has stated that, due to Paragraph III certifications filed for other patents listed in the Orange Book in conjunction with NERLYNX, Sandoz cannot launch its ANDA product until November 21, 2030, at the earliest. The Company’s complaint alleges that Sandoz has infringed the '865 patent by seeking approval to commercially manufacture, use, offer for sale, sell, and/or import a generic version of NERLYNX in the United States prior to the expiration of the '865 patent. The Company is the exclusive licensee of the '865 patent under the Pfizer Agreement. Wyeth is a co-plaintiff. Sandoz submitted its answer to the complaint on January 14, 2022 and asserted counterclaims challenging the ‘865 patent as invalid. The Company and Wyeth filed an answer to those counterclaims on February 4, 2022. The filing of the Company’s Complaint against Sandoz triggered a 30-month stay of marketing approval for Sandoz’s ANDA.

Effective December 13, 2022, the Company and Wyeth entered into a settlement and license agreement (the “Settlement and License Agreement”) with Sandoz to fully settle and release all claims and terminate without prejudice the patent infringement litigation. Pursuant to the Settlement and License Agreement, the Company granted Sandoz a non-exclusive, royalty-free sub-license to certain licensed patents, including U.S. Patent No. 7,399,865 B2, which would permit Sandoz to begin selling a generic version of neratinib on or around December 8, 2030, unless such date is otherwise adjusted in accordance with the Settlement and License Agreement. In addition, the Company and Wyeth granted Sandoz a waiver of any and all regulatory exclusivities.

The Company entered into the Settlement and License Agreement solely to eliminate the burden, expense, distraction and uncertainties of further litigation.

Acebright China Litigation

On January 18, 2022, Shanghai Acebright Pharmaceuticals Group Co., Ltd. (“Acebright”) filed an ANDA with the National Medical Products Administration in China (“NMPA”) seeking approval to market a generic version of the Company’s NERLYNX® (neratinib) tablet, 40mg in China. Acebright seeks approval prior to the expiration of three patents listed on the China Patent Information Registration Platform for Marketed Drugs (“Chinese Orange Book”), namely, Chinese Patent Nos. ZL201410082103.7, ZL201080060546.6, and ZL200880118789.3 (“NERLYNX® Patents”), alleging in a Type 4.2 patent declaration that its generic version of NERLYNX does not fall within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The patent declaration of Acebright were published in the Chinese Orange Book on January 19, 2022. On March 2, 2022, the Company filed petitions with the China National Intellectual Property Administration (“CNIPA”) and requested administrative determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The Company’s request for administrative determination was accepted by CNIPA on March 18, 2022. The Company has notified NMPA of the acceptance of the request for administrative determination for NMPA to institute a stay of Acebright’s ANDA for nine months. On July 11, 2022, CNIPA decided that claims 5 and 6 of patent No. ZL200880118789.3 are not eligible for registration in the Chinese Orange Book on the ground that these two pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On September 9, 2022, CNIPA decided that the generic drug in Acebright’s ANDA does not fall within the protection scope of claims 1, 3, 5 and 6 of patent No. ZL201410082103.7 and claims 1-4, 7 and 9-13 of patent No. ZL201080060546.6. The three CNIPA administrative decisions on NERLYNX® Patents have lifted the stay of Acebright’s ANDA by NMPA. The Company has appealed each CNIPA administrative decision in January 2023 at the Beijing Intellectual Property Court (“BJIPC”). The three appeals were accepted by BJIPC on February 20, 2023. The Company also filed three civil complaints based on the three NERLYNX® Patents against Acebright with the BJIPC in July 2022 and requested court determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents.

Aosaikang ANDA China Litigation

On November 17, 2022, Jiangsu Aosaikang Pharmaceutical Co. Ltd. (“Aosaikang”) filed an ANDA with NMPA in China seeking approval to market a generic version of the Company’s NERLYNX®. The ANDA application No. is CYHS2202006. Aosaikang made Type 4.2 declarations against the four Orange Book patents ZL201410082103.7, ZL201080060546.6, ZL200880118789.3 and ZL201710057547.9, alleging that its generic version of NERLYNX does not fall within the scope of the claims of the Orange Book patents. Aosaikang also alleged that patents ZL200880118789.3 and ZL201710057547.9 are not eligible for Chinese Orange Book listing.

On December 28, 2022, the Company submitted four Article 76 petitions against the Aosaikang ANDA with the CNIPA and requested administrative determination that Aosaikang’s generic neratinib tablet falls within the scope of the claims of the four Orange Book patents. On January 6, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to patent nos. ZL201410082103.7 and ZL201080060546.6. Also on January 6, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to patent nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On January 28, 2023, the Company requested the NMPA to institute a nine-month stay against Aosaikang ANDA starting from the CNIPA’s acceptance of the Company’s request for administrative determination. The Company has the right to appeal each CNIPA administrative decision within six months of receiving the decision. The Company also has the right to enforce the four Orange Book patents in civil litigation before the Chinese court.

Convalife ANDA China Litigation

Convalife Pharmaceuticals (Shanghai) Co., Ltd (“Convalife”) filed an ANDA with NMPA in China seeking approval to market a generic version of the Company’s NERLYNX®. The ANDA application No. is CYHS2202095. On December 23, 2022, Convalife made Type 4.2 declarations against the four Orange Book patents ZL201410082103.7, ZL201080060546.6, ZL200880118789.3 and ZL201710057547.9, alleging that its generic version of NERLYNX does not fall within the scope of the claims of the Orange Book patents. Convalife also alleged that patents ZL200880118789.3 and ZL201710057547.9 are not eligible for Chinese Orange Book listing.

On February 1, 2023, the Company submitted four Article 76 petitions against the Convalife ANDA with the CNIPA and requested administrative determination that Convalife’s generic neratinib tablet falls within the scope of the claims of the four Orange Book patents. On February 3, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to patent nos. ZL201410082103.7 and ZL201080060546.6. Also on February 3, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to patent nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On February 24, 2023, the Company requested the NMPA to institute a nine-month stay against Convalife ANDA starting from the CNIPA’s acceptance of the Company’s request for administrative determination. The Company has the right to appeal each CNIPA administrative decision within six months of receiving the decision. The Company also has the right to enforce the four Orange Book patents in civil litigation before the Chinese court.

Kelun China Litigation

Hunan Kelun Pharmaceutical Co., Ltd. (“Kelun”) filed an ANDA with NMPA in China seeking approval to market a generic version of the Company’s NERLYNX®. The ANDA application No. is CYHS2300221. On January 28, 2023, Kelun made Type 4.2 declarations against the four Orange Book patents ZL201410082103.7, ZL201080060546.6, ZL200880118789.3 and ZL201710057547.9, alleging that its generic version of NERLYNX does not fall within the scope of the claims of the Orange Book patents. Kelun also alleged that patents ZL200880118789.3 and ZL201710057547.9 are not eligible for Chinese Orange Book listing.

On March 13, 2023, the Company submitted four Article 76 petitions against the Kelun ANDA with the CNIPA and requested administrative determination that Kelun’s generic neratinib tablet falls within the scope of the claims of the four Orange Book patents. On March 21, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to patent nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On March 24, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to patent nos. ZL201410082103.7 and ZL201080060546.6. The Company has the right to appeal each CNIPA administrative decision within six months of receiving the decision. The Company also has the right to enforce the four Orange Book patents in civil litigation before the Chinese court.

Item 1A.	RISK FACTORS

Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report. Except as described below, there has been no material change in our risk factors subsequent to the filing of our prior reports referenced above. However, the risks described in our reports are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

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

31.1+

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

31.2+

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

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

PUMA BIOTECHNOLOGY, INC.

Date: May 4, 2023	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Maximo F. Nougues
Maximo Nougues
Chief Financial Officer
(Principal Financial and Accounting Officer)