Form 10-Q
period 2023-06-30
PUMA BIOTECHNOLOGY, INC.
filed 2023-08-03
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 47,509,765 shares of Common Stock, par value $0.0001 per share, were outstanding as of July 31, 2023

PUMA BIOTECHNOLOGY, INC.

- INDEX -

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

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$60,007	$76,201
Marketable securities	14,432	4,873
Accounts receivable, net of allowance for credit loss of $514 and $0	31,290	40,350
Inventory, net	7,631	4,526
Prepaid expenses, current	4,619	5,902
Other assets, current	573	2,429
Total current assets	118,552	134,281
Lease right-of-use assets, net	9,914	11,362
Property and equipment, net	977	1,146
Intangible assets, net	65,740	70,610
Restricted cash, long-term	2,591	2,591
Prepaid expenses and other, long-term	2,720	2,069
Total assets	$200,494	$222,059
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,795	$6,440
Accrued expenses, current	35,496	53,034
Accrued in-licensed rights, current	—	12,500
Post-marketing commitment liability, current	1,204	1,370
Lease liabilities, current	4,460	4,140
Current portion of long-term debt	11,332	—
Total current liabilities	60,287	77,484
Accrued expenses, long-term	7,567	7,391
Lease liabilities, long-term	9,523	11,834
Post-marketing commitment liability, long-term	5,096	5,435
Long-term debt, net	87,622	98,307
Total liabilities	170,095	200,451
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 46,947,153 shares issued and outstanding at June 30, 2023 and 46,345,660 issued and outstanding at December 31, 2022	5	5
Additional paid-in capital	1,393,628	1,388,358
Accumulated other comprehensive loss	(6)	—
Accumulated deficit	(1,363,228)	(1,366,755)
Total stockholders' equity	30,399	21,608
Total liabilities and stockholders' equity	$200,494	$222,059

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Product revenue, net	$51,551	$51,314	$98,345	$92,032
Royalty revenue	3,017	8,204	8,998	13,222
Total revenue	54,568	59,518	107,343	105,254
Operating costs and expenses:
Cost of sales	11,857	14,918	25,075	25,762
Selling, general and administrative	24,462	20,576	46,948	40,978
Research and development	13,357	11,966	26,063	27,203
Total operating costs and expenses	49,676	47,460	98,086	93,943
Income from operations	4,892	12,058	9,257	11,311
Other income (expenses):
Interest income	660	65	1,197	78
Interest expense	(3,325)	(2,702)	(6,637)	(5,366)
Legal verdict expense	—	(55)	—	(73)
Other income	86	62	44	112
Total other expenses, net	(2,579)	(2,630)	(5,396)	(5,249)
Net income before income taxes	$2,313	$9,428	$3,861	$6,062
Income tax expense	(187)	(57)	(334)	(94)
Net income	$2,126	$9,371	$3,527	$5,968
Net income per share of common stock—basic	$0.05	$0.21	$0.08	$0.14
Net income per share of common stock—diluted	$0.05	$0.21	$0.07	$0.14
Weighted-average shares of common stock outstanding—basic	46,759,062	45,058,924	46,697,912	43,641,193
Weighted-average shares of common stock outstanding—diluted	47,201,185	45,358,739	47,172,752	43,889,556

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$2,126	$9,371	$3,527	$5,968
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax of $0	(6)	$1	(6)	2
Comprehensive income	$2,120	$9,372	$3,521	$5,970

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

For the Three Months Ended June 30, 2023
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at March 31, 2023	46,663,599	5	$1,391,196	—	$(1,365,354)	$25,847
Stock-based compensation	—	—	2,432	—	—	2,432
Shares issued or restricted stock units vested under employee stock plans	283,554	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(6)	—	(6)
Net income	—	—	—	—	2,126	2,126
Balance at June 30, 2023	46,947,153	$5	$1,393,628	$(6)	$(1,363,228)	$30,399

For the Three Months Ended June 30, 2022
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at March 31, 2022	44,949,360	$4	$1,377,302	$(1)	$(1,370,160)	$7,145
Stock-based compensation	—	—	3,220	—	—	3,220
Shares issued or restricted stock units vested under employee stock plans	325,275	—	—	—	—	—
Shares issued under private investments in public equity, net of issuance costs of approximately $0.2M	—	1	—	—	—	1
Unrealized gain on available-for-sale securities	—	—	—	1	—	1
Net income	—	—	—	—	9,371	9,371
Balance at June 30, 2022	45,274,635	$5	$1,380,522	$—	$(1,360,789)	$19,738

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

For the Six Months Ended June 30, 2023
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2022	46,345,660	$5	$1,388,358	$—	$(1,366,755)	$21,608
Stock-based compensation	—	—	5,270	—	—	5,270
Shares issued or restricted stock units vested under employee stock plans	601,493	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(6)	—	(6)
Net income	—	—	—	—	3,527	3,527
Balance at June 30, 2023	46,947,153	$5	$1,393,628	$(6)	$(1,363,228)	$30,399

For the Six Months Ended June 30, 2022
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2021	41,175,507	$4	$1,364,309	$(2)	$(1,366,757)	$(2,446)
Stock-based compensation	—	—	6,368	—	—	6,368
Shares issued or restricted stock units vested under employee stock plans	514,900	—	—	—	—	—
Shares issued under private investments in public equity, net of issuance costs of approximately $0.2M	3,584,228	1	9,845	—	—	9,846
Unrealized gain on available-for-sale securities	—	—	—	2	—	2
Net income	—	—	—	—	5,968	5,968
Balance at June 30, 2022	45,274,635	$5	$1,380,522	$—	$(1,360,789)	$19,738

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$3,527	$5,968
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,754	4,918
Stock-based compensation	5,270	6,368
Provision for credit loss	514	—
Disposal of property and equipment	—	1
Changes in operating assets and liabilities:
Accounts receivable	8,546	(1,461)
Inventory, net	(3,105)	444
Prepaid expenses and other	632	1,251
Other current assets	1,856	(3,844)
Accounts payable	1,355	(1,333)
Operating lease assets and liabilities, net	(543)	(432)
Accrued expenses and other	(17,362)	(52,156)
Post-marketing commitment liability	(505)	(493)
Net cash provided by (used in) operating activities	5,939	(40,769)
Investing activities:
Purchase of property and equipment	(68)	—
Purchase of available-for-sale securities	(10,543)	—
Maturity of available-for-sale securities	978	10,979
Purchase of intangible assets	(12,500)	—
Net cash (used in) provided by investing activities	(22,133)	10,979
Financing activities:
Gross proceeds from private investments in public equity	—	10,000
Issuance costs associated with private investments in public equity	—	(155)
Net cash provided by financing activities	—	9,845
Net decrease in cash, cash equivalents and restricted cash	(16,194)	(19,945)
Cash, cash equivalents and restricted cash, beginning of period	78,792	75,292
Cash, cash equivalents and restricted cash, end of period	62,598	55,347

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases in accounts payable	$15	$—
Supplemental disclosure of cash flow information:
Interest paid	$5,814	$4,776
Income taxes paid	$238	$141

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation:

Business:

Puma Biotechnology, Inc., (the “Company”) is a biopharmaceutical company based in Los Angeles, California that develops and commercializes innovative products to enhance cancer care and improve treatment outcomes for patients. The Company is currently commercializing NERLYNX®, an oral version of neratinib ("NERLYNX"), for the treatment of HER2+ breast cancer. Additionally, the Company recently in-licensed, and is responsible for global development and commercialization of, alisertib. Alisertib is a selective, small molecule inhibitor of aurora kinase A that is designed to disrupt mitosis leading to apoptosis of rapidly proliferating tumor cells dependent on aurora kinase. The Company believes alisertib has potential application in the treatment of a range of different cancer types, including hormone receptor positive breast cancer, triple negative breast cancer, small cell lung cancer and head and neck cancer.

The Company has one subsidiary, Puma Biotechnology, B.V., a Netherlands company. In March 2022, the Company dissolved its United Kingdom company, Puma Biotechnology Ltd. These two subsidiaries were originally established for the purpose of legal representation in the European Union and the United Kingdom, respectively. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company has incurred significant operating losses since its inception. While the Company recently reported net income, we cannot assure that we will continue to do so and will need to continue to generate significant revenue to sustain operations and successfully commercialize neratinib. In 2017, the Company received U.S. Food and Drug Administration (“FDA”) approval for its first product, NERLYNX® (neratinib), formerly known as PB272 (neratinib, oral), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. Following FDA approval in  July 2017, NERLYNX became available by prescription in the United States, and the Company commenced commercialization.

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

In September 2022, the Company entered into an exclusive license agreement with a subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of aurora kinase A.

The Company has reported net income of approximately $2.1 million and $3.5 million for the three and six months ended June 30, 2023, respectively, and cash flows provided by operations of approximately $5.9 million for the six months ended June 30, 2023. The Company’s commercialization, research and development or marketing efforts  may require funding in addition to the cash and cash equivalents and marketable securities totaling approximately $74.4 million at  June 30, 2023.

The Company believes that its existing cash and cash equivalents and marketable securities as of  June 30, 2023 and proceeds that will become available to the Company through product sales and sub-license payments are sufficient to satisfy its operating cash needs for at least one year after the filing of the Quarterly Report on Form 10-Q in which these financial statements are included. The Company continues to remain dependent on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib in the United States. While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future. The Company’s ability to obtain funding  may be adversely impacted by uncertain market and economic conditions, including the global COVID-19 pandemic, the Company’s success in commercializing neratinib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. Additionally, the terms of the Company’s Note Purchase Agreement place restrictions on the Company’s ability to operate the business and on the Company’s financial flexibility, and the Company  may be unable to achieve the revenue necessary to satisfy the minimum revenue and cash balance covenants as specified in the agreement.

Since its inception through June 30, 2023 the Company’s financing has primarily consisted of proceeds from product, royalty and license revenue, public offerings of its common stock, private equity placements, and various debt instruments.

In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of our consolidated financial position as of  June 30, 2023. Such adjustments are of a normal and recurring nature and certain reclassifications of previously reported amounts have been made to conform to the current year presentation. The condensed consolidated balance sheet as of December 31, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the audited annual financial statements. The condensed consolidated results of operations for the quarter ended June 30, 2023 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending December 31, 2023.

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

Reclassification:

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment to the presentation of operating lease assets and liabilities, net has been made to the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022.

Net Income per Share of Common Stock:

Basic net income per share of common stock is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the periods presented, as required by Accounting Standards Codification (“ASC”), ASC 260, Earnings per Share. For purposes of calculating diluted net income per share of common stock, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of dilutive common stock equivalents, such as stock options, restricted stock units (“RSUs”) and warrants. A common stock equivalent is not included in the denominator when calculating diluted earnings per common share if the effect of such common stock equivalent would be anti-dilutive and a net loss is reported.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock units granted in connection with the Puma Biotechnology, Inc. 2011 Incentive Award Plan and the Puma Biotechnology, Inc. 2017 Employment Inducement Incentive Award Plan. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. The following potentially dilutive outstanding common stock equivalents for the respective periods were excluded from diluted net income per share because of their anti-dilutive effect:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Options outstanding	4,214,583	4,460,955	4,214,583	4,460,955
Warrant outstanding	2,116,250	2,116,250	2,116,250	2,116,250
Unvested restricted stock units	1,663,050	1,259,700	748,497	1,474,112
Totals	7,993,883	7,836,905	7,079,330	8,051,317

The 2,116,250 shares underlying the warrant will not have an impact on our diluted net income per share until the average market price of our common stock exceeds the exercise price of $16 per share (see Note 10—Stockholders' Equity).

A reconciliation of the numerators and denominators of the basic and diluted net loss per share of common stock computations is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$2,126	$9,371	$3,527	$5,968
Denominator:
Weighted average common stock outstanding for basic net income per share	46,759,062	45,058,924	46,697,912	43,641,193
Net effect of dilutive common stock equivalents	442,123	299,815	474,840	248,363
Weighted average common stock outstanding for diluted net income per share	47,201,185	45,358,739	47,172,752	43,889,556
Net income per share of common stock
Basic	$0.05	$0.21	$0.08	$0.14
Diluted	$0.05	$0.21	$0.07	$0.14

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

If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the six months ended June 30, 2023 and 2022, respectively.

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

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not be probable to occur in a future period for the estimates detailed below as of June 30, 2023, and, therefore, the transaction price was not reduced further during the quarter ended June 30, 2023. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

As of June 30, 2023 the total potential milestone payments that would be due to the Company upon achievement of all respective performance obligations under the sub-license agreements is approximately $579.8 million. At this time, the Company cannot estimate if or when these milestone-related performance obligations might be achieved.

Royalty Revenue:

For sub-license agreements that are within the scope of ASC 606, the Company recognizes revenue when the related sales occur in accordance with the sales-based royalty exception under ASC 606-10-55-65.

Royalty revenue consists of consideration earned related to international sales of NERLYNX made by the Company’s sub-licensees in their respective territories. The Company recognizes royalty revenue when the performance obligations have been satisfied. Royalty revenue was $3.0 million and $9.0 million for the three and six months ended June 30, 2023, respectively, and $8.2 million and $13.2 million for the three and six months ended June 30, 2022, respectively.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2023 the Company’s uncertain tax position reserves include a reserve for its research and development credits.

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

Restricted Cash:

Restricted cash represents cash held at financial institutions that is pledged as collateral for stand-by letters of credit for lease commitments. The lease-related letters of credit will lapse at the end of the respective lease terms through 2026. At each of periods ending  June 30, 2023 and December 31, 2022, the Company had restricted cash in the amount of approximately $2.6 million.

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

Following are the major categories of assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

June 30, 2023	Level 1	Level 2	Level 3	Total
Cash equivalents	$28,832	$4,378	$—	$33,210
U.S. government	3,966	—	—	3,966
Commercial paper	—	10,466	—	10,466
Totals	$32,798	$14,844	$—	$47,642

December 31, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents	$41,673	$—	$—	$41,673
Commercial paper	—	4,873	—	4,873
Totals	$41,673	$4,873	$—	$46,546

The Company’s investments in commercial paper, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
June 30, 2023	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$33,211	$—	$(1)	$33,210
U.S. government	Less than 1	3,965	1	—	3,966
Commercial paper	Less than 1	10,472	—	(6)	10,466
Totals		$47,648	$1	$(7)	$47,642

	Maturity	Amortized	Unrealized		Estimated
December 31, 2022	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$41,673	$—	$—	$41,673
Commercial paper	Less than 1	4,873	—	—	4,873
Totals		$46,546	$—	$—	$46,546

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, marketable securities, and accounts receivable, net. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at June 30, 2023 were approximately $61.6 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

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

As of June 30, 2023 and December 31, 2022, the Company’s inventory balance consisted primarily of raw materials and work-in-process purchased subsequent to FDA approval of NERLYNX.

	June 30, 2023	December 31, 2022
Raw materials	$3,807	$1,679
Work-in-process (materials, labor and overhead)	3,206	2,661
Finished goods (materials, labor and overhead)	618	186
Total inventories	$7,631	$4,526

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

The incremental borrowing rate (“IBR”) represents the rate of interest the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. When determinable, the Company uses the rate implicit in the lease to determine the present value of lease payments. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s average IBR for existing leases as of June 30, 2023 is 10.9%.

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

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. In connection with the FDA approval of NERLYNX in July 2017, the Company triggered a one-time milestone payment pursuant to its license agreement with Pfizer. In June 2020, the Company entered into a letter agreement with Pfizer relating to the method of payment associated with a milestone payment under the Company’s license agreement with Pfizer (see Note 12—Commitments and Contingencies). In addition, the Company reached a commercial milestone by achieving aggregate worldwide net sales of $250.0 million in calendar year 2022, resulting in a payment to Pfizer of $12.5 million during the three months ended March 31, 2023. The Company capitalized the milestones as intangible assets and is amortizing the assets to cost of sales on a straight-line basis over the estimated useful life of the licensed patent through 2030. The Company recorded amortization expense related to its intangible assets of approximately $2.5 million and $4.9 million and $2.0 million and $4.0 million for the three and six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 estimated future amortization expense related to the Company’s intangible assets is approximately $4.9 million for the remainder of 2023 and $9.7 million for each year starting 2024 through 2029, and $2.4 million for 2030.

Recently Issued Accounting Standards:

In November 2021, the Financial Accounting Standards Board ("FASB") issued ASU No. 2021-10, Government Assistance (Topic 832) (“ASU-2021-10”), which enhances disclosure of transactions with governments that are accounted for by applying a grant or contribution model. ASU 2021-10 requires entities to provide information about the nature of the transactions, the related accounting policies used to account for the transactions, the effect of the transactions on an entity's financial statements, and significant terms and conditions associated with the transactions. ASU 2021-10 must be adopted for fiscal years beginning after December 15, 2021. Early adoption is permitted. We adopted this guidance during 2022 and recognized approximately $3.8 million in payroll tax credits under the Coronavirus Aid Relief Economic Security Act (the “CARES Act”). The entire amount of $3.8 million had been received by the Company as of March 31, 2023.

Note 3—Accounts Receivable, Net:

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Trade accounts receivable	$27,433	$27,600
Royalty revenue receivable, net	3,857	12,750
Total accounts receivable, net	$31,290	$40,350

Trade accounts receivable consist entirely of amounts owed from the Company’s customers related to product sales. Royalty revenue receivable, net represents amounts owed related to royalty revenue recognized based on the Company’s sub-licensees’ sales in their respective territories in the periods ended June 30, 2023 and December 31, 2022.

For all accounts receivable, the Company recognizes credit losses based on lifetime expected losses to selling, general and administrative expense in the condensed consolidated statements of operations. In determining estimated credit losses, the Company evaluates its historical loss rates, current economic conditions and reasonable and supportable forecasts of future economic conditions. Credit loss of approximately $0.5 million was recorded during the three months ended June 30, 2023 compared to no credit loss recorded for the period ended  December 31, 2022.

Note 4—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Current:
CRO services	$40	$431
Other clinical development	954	1,408
Insurance	1,117	2,318
Professional fees	1,072	300
Other	1,436	1,445
	4,619	5,902
Long-term:
Other clinical development	169	—
Other	2,551	2,069
	2,720	2,069
Totals	$7,339	$7,971

Other current prepaid amounts consist primarily of deposits, subscriptions/software, and sponsorships. Other long-term prepaid amounts consist primarily of deposits, a capitalized sublease commission and a sublease tenant improvement allowance, net of amortization.

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

Total rent expense for the three and six months ended June 30, 2023 was approximately $1.2 million and $2.4 million, respectively. Total rent expense for the three and and six months ended June 30, 2022 was approximately $1.2 million and $2.5 million, respectively. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. The Company’s office leases generally have contractually specified minimum rent and annual rent increases that are included in the measurement of the ROU asset and related lease liability. Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in selling, general and administrative costs in the condensed consolidated statements of operations when they are incurred.

Supplemental cash flow information related to leases for the six months ended June 30, 2023:
Operating cash flows used for operating leases (in thousands)	$2,987
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted average remaining lease term (in years)	2.8
Weighted average discount rate	10.9%

Future minimum lease payments as of June 30, 2023 were as follows (in thousands):

Amount
2023 (remaining)	$2,838
2024	5,805
2025	5,983
2026	1,508
Total minimum lease payments	$16,134
Less: imputed interest	(2,151)
Total lease liabilities	$13,983

In February 2019, the Company entered into a long-term sublease agreement for 12,429 square feet of the office space in Los Angeles, California. The term of the lease runs until March 2026 and rent amounts payable to the Company increase approximately 3% per year. The Company recorded operating sublease income of $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively, in other income (expenses) in the condensed consolidated statements of operations.

The future minimum lease payments to be received as of June 30, 2023, were as follows (in thousands):

Amount
2023 (remaining)	$251
2024	510
2025	525
2026	134
Total	$1,420

Note 6—Property and Equipment, Net:

Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Leasehold improvements	$3,779	$3,779
Computer equipment	2,200	2,132
Telephone equipment	302	302
Furniture and fixtures	2,359	2,359
	8,640	8,572
Less: accumulated depreciation	(7,663)	(7,426)
Totals	$977	$1,146

For the three and six months ended June 30, 2023, the Company incurred depreciation expense of $0.1 million and $0.2 million, respectively.  For the three and six months ended June 30, 2022, the Company incurred depreciation expense of $0.1 million and $0.3 million, respectively.

Note 7—Intangible Assets, Net:

Intangible assets, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Acquired and in-licensed rights	$102,500	$102,500
Less: accumulated amortization	(36,760)	(31,890)
Total intangible asset, net	$65,740	$70,610

For the three and six months ended June 30, 2023 the Company incurred amortization expense of $2.5 million and $4.9 million, respectively. The estimated remaining useful life of the intangible assets as of June 30, 2023 is 6.8 years.

Note 8—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Current:
Accrued legal verdict expense	$—	$8,000
Accrued royalties	8,858	13,585
Accrued CRO services	1,059	1,796
Accrued variable consideration	13,261	12,304
Accrued bonus	3,410	7,667
Accrued compensation	4,605	4,301
Accrued other clinical development	1,413	1,233
Accrued professional fees	611	1,649
Accrued legal fees	1,498	1,731
Accrued manufacturing costs	451	553
Other	330	215
	35,496	53,034
Long-term:
Accrued legal verdict expense	7,530	7,354
Accrued other	37	37
	7,567	7,391
Totals	$43,063	$60,425

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

Also included in accrued legal verdict expense is approximately $7.5 million ($8.0 million net of imputed interest) as of June 30, 2023 that is related to Eshelman v. Puma Biotechnology, Inc., et al. (the “Eshelman Litigation”). The Company announced on November 10, 2022, that the parties entered into a settlement agreement. Pursuant to the settlement agreement, Dr. Eshelman filed a Stipulation of Voluntary Dismissal with Prejudice on November 7, 2022, and the Company agreed to pay Dr. Eshelman $16.0 million. The settlement amount will be paid in two separate payments, the first payment of $8.0 million was paid in January 2023, and the final payment of $8.0 million will be paid on or before November 1, 2024.

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

Other current accrued expenses consist primarily of marketing expenses, business license fees, and recruiting placement fees.

Note 9—Debt:

Long term debt consisted of the following (in thousands):

	June 30, 2023	Maturity Date
Total debt, inclusive of $2.0 million exit payment	$102,000	July 23, 2026
Less: debt issuance costs and discounts	(3,046)
Less: current portion	(11,332)
Total long-term debt, net	$87,622

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

Prior to October 1, 2022, the Athyrium Notes bore interest at an annual rate equal to the sum of (i) 8.0% and (ii) three-month London Interbank Offering Rate (“LIBOR”) rate where the three-month LIBOR rate could not be less than 1.5% or greater than 3.5%. (or a comparable or successor rate that gives due consideration to the then prevailing rate used by commercial banks in the United States, which rate is reasonably determined by Athyrium). Interest was payable quarterly on the last business day of March, June, September and December each year. Beginning June 30, 2024, principal payments were required to be made quarterly at 11.11% of the original face amount with the remaining balance paid at maturity. Each principal payment also included a 2.0% exit payment.

On September 16, 2022, the Company entered into a third amendment to the Note Purchase Agreement in which the Secured Overnight Financing Rate (“SOFR”) is to be used in place of the LIBOR rate in calculating interest on the Athyrium Notes, beginning on October 1, 2022. The Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) adjusted three-month term SOFR for such interest period. The adjusted three-month term SOFR means, with respect to any interest period, the lesser of (a) the sum of (i) three-month term SOFR and (ii) 0.26161% (26.161 basis points) and (b) three and one-half of one percent (3.50%) per annum. The interest rate applicable to the Athyrium Notes during the period from September 16, 2022, until the expiration of the interest period ending on September 30, 2022, was equal to the sum of (a) eight percent (8.00%) plus (b) adjusted three-month LIBOR. The modification of the Note Purchase Agreement did not meet the requirements of a debt extinguishment under ASC 470-50 - Debt Modifications and Exchanges and no gain or loss was recognized. The Company performed a quantitative analysis and determined that the terms of the new debt and original debt instrument were not substantially different. Accordingly, the September 16, 2022 amendment was accounted for as a debt modification.

Following the effectiveness of the Third Amendment, the Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) the lesser of (i) the sum of (x) three-month term SOFR for an interest period of three months plus (y) 0.26161% (26.161 basis points) and (ii) three and one-half of one percent (3.50%) per annum. Interest is payable quarterly on the last business day of March, June, September and December each year. Beginning June 30, 2024, principal payments are required to be made quarterly at 11.11% of the original face amount with the remaining balance paid at maturity. Each principal payment will also include a 2.0% exit payment. As of June 30, 2023, the effective interest rate for the loan was 12.99%.

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

As of  June 30, 2023, the principal balance outstanding under the Athyrium Notes was $100.0 million and exit fees of $2.0 million represent the balance of the Company’s long-term deb

The future minimum principal and exit payments under the Athyrium Notes as of June 30, 2023 are as follows (in thousands):

Amount
2023 (remaining)	$—
2024	33,997
2025	45,329
2026	22,674
Total	$102,000

Debt Issuance Costs and Discounts:

Debt issuance costs and discounts consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Debt issuance costs and discounts (Athyrium Notes)	$5,410	$5,410
Less: accumulated amortization	(2,364)	(1,717)
Included in long-term debt	$3,046	$3,693

Debt issuance costs and discounts are financing costs related to the Company’s outstanding debt. Amortization of debt issuance costs is expensed using the effective interest method and is included in interest expense in the condensed consolidated statement of operations. For both the three and six months ended June 30, 2023 and 2022, the Company recorded approximately $0.2 million and $0.4 million of interest expense, respectively, related to the amortization of debt issuance costs in the condensed consolidated statements of operations.

Note 10—Stockholders’ Equity:

Common Stock:

The Company issued no shares of common stock upon exercise of stock options during the six months ended June 30, 2023 and 2022, respectively. The Company issued 601,493 and 514,900 shares of common stock upon vesting of RSUs during the six months ended June 30, 2023 and 2022, respectively.

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

Stock Options and Restricted Stock Units:

The Company’s 2011 Plan, as amended, was adopted by the Company’s Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers, and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. As of June 30, 2023 a total of 14,545,860 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

All of the options awarded by the Company have been “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107 - Share Based Payment. As of June 30, 2023, 6,148,397 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2011 Plan and 1,773,223 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees and nonemployees was estimated using the Black-Scholes Option Pricing Method (see Note 2—Significant Accounting Policies) with the following weighted-average assumptions used during the six months ended  June 30:

	2023	2022
Dividend yield	0.0%	0.0%
Expected volatility	85.5%	86.2%
Risk-free interest rate	3.9%	1.8%
Expected life in years	5.63	5.50

The Company’s 2017 Plan, as amended, was adopted by the Company’s Board of Directors on April 27, 2017. Pursuant to the 2017 Plan, the Company may grant stock options and RSUs, as well as other forms of equity-based compensation to employees, as an inducement to join the Company. The maximum term of stock options granted under the 2017 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. On July 15, 2021, the Board of Directors adopted an amendment to the 2017 Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder by 1,000,000 shares. As of June 30, 2023 a total of 3,000,000 shares of the Company’s common stock have been reserved for issuance under the 2017 Plan. As of June 30, 2023, a total of 921,649 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2017 Plan and 1,146,332 shares of the Company’s common stock are available for future issuance under the 2017 Plan.

Stock-based compensation expense was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Stock-based compensation:
Options:
Selling, general, and administrative	$623	$741	$1,380	$1,480
Research and development	153	138	305	275
Restricted stock units:
Selling, general, and administrative	1,042	1,370	2,249	2,830
Research and development	614	971	1,336	1,783
Total stock-based compensation expense	$2,432	$3,220	$5,270	$6,368

Activity with respect to options granted under the 2011 Plan and 2017 Plan is summarized as follows:

Stock Option Rollforward:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	4,212,481	$59.59	5.1	$1,046
Granted	581,614	$4.39	9.6
(Expired)	(97,159)	$113.09
Outstanding at June 30, 2023	4,696,936	$51.64	5.3	$639
Nonvested at June 30, 2023	1,117,215	$4.96	9.0	$349
Exercisable	3,579,721	$66.22	4.2	$289

At June 30, 2023 total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $2.7 million, which is expected to be recognized over a weighted-average period of 1.2 years. At June 30, 2023 the total estimated unrecognized employee compensation cost related to non-vested RSUs was approximately $7.7 million, which is expected to be recognized over a weighted-average period of 1.3 years. The weighted-average grant date fair value of options granted during the six months ended June 30, 2023 and 2022 was $3.17 and $1.64 per share, respectively. The weighted average grant date fair value of RSUs awarded during the six months ended June 30, 2023 and 2022 was $3.98 and $2.43 per share, respectively.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2022	799,376	$4.25
Granted	581,614	3.17
(Vested)	(263,775)	4.85
Nonvested shares at June 30, 2023	1,117,215	$3.55

Restricted Stock Unit Rollforward:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2022	1,501,767	$4.92
Granted	1,520,527	3.98
(Vested)	(601,493)	5.17
(Forfeited)	(47,691)	5.11
Nonvested shares at June 30, 2023	2,373,110	$4.25

Note 11—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $1.1 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively.

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

Takeda License Agreement

In September 2022, the Company entered an exclusive license agreement with Takeda to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of aurora kinase A. Under the terms of the exclusive license agreement, Puma will assume sole responsibility for the global development and commercialization of alisertib. Takeda received an upfront license fee of $7.0 million in October 2022 and is eligible to receive potential future milestone payments of up to $287.3 million upon the Company’s achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. The Company recorded in-process research and development expense of $7.0 million during the three months ended September 30, 2022, in connection with the up-front payment related to the asset acquisition. As of June 30, 2023, no milestones had been accrued as the underlying contingencies were not probable or estimable.

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

Legal Malpractice Suit

On  September 17, 2020, the Company filed a lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. The Company is alleging legal malpractice based on the defendants’ negligent handling of the defense of the Company in Eshelman v. Puma Biotechnology, Inc., et al. as detailed above. The Company is seeking recovery of the entire amount awarded in Eshelman v. Puma Biotechnology, Inc., et al. and all legal fees and expenses incurred in appealing from the judgment and retrying the damages phase of the trial. On  November 23, 2020, the defendant filed an answer to the complaint denying the allegations of negligence. On August 19, 2022, the Company filed a voluntary dismissal of the legal malpractice action, without prejudice, to allow the Eshelman v. Puma Biotechnology, Inc. to conclude before proceedings. On June 2, 2023 the Company re-filed the lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina.

Mfolozi Dlamini, individually and on behalf of all others similarly situated v. Puma Biotechnology, Inc.

On May 26, 2023, Mfolozi Dlamini filed a Class Action Complaint against the Company in the United States District Court for the Central District of California, alleging injuries as a result of unauthorized disclosure of certain individuals’ personally identifiable information in connection with a data security incident discovered by the Company in June 2022.  The plaintiff seeks monetary and injunctive relief on behalf of himself and the putative class.  At this time, the amount of potential damages as a result of the lawsuit, if any, is uncertain, though the Company believes any such amount would be immaterial.

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ’314 patent”) and 10,596,162 (“the ’162 patent”) (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ’314 and ’162 patents. The Company is an exclusive licensee of the ’314 and ’162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. The parties attended a status conference with the Court on February 6, 2023. Fact discovery closed on May 19, 2023, and the parties are working to complete discovery of certain issues. A Markman Hearing was conducted on March 17, 2023, and the Court issued its claim construction decision on March 29, 2023. On April 10, 2023, AstraZeneca gave notice of its intention to rely on advice of counsel as a defense to Plaintiffs’ claims of willful infringement, and discovery related to that defense is ongoing. Initial expert discovery will be due July 28, 2023, and expert discovery will close on November 17, 2023. A jury trial is scheduled to begin on May 13, 2024.

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

Acebright China Litigation

On January 18, 2022, Shanghai Acebright Pharmaceuticals Group Co., Ltd. (“Acebright”) filed an ANDA with the National Medical Products Administration in China (“NMPA”) seeking approval to market a generic version of the Company’s NERLYNX® (neratinib) tablet, 40mg in China. Acebright seeks approval prior to the expiration of three patents listed on the China Patent Information Registration Platform for Marketed Drugs (“Chinese Orange Book”), namely, Chinese Patent Nos. ZL201410082103.7, ZL201080060546.6, and ZL200880118789.3 (“NERLYNX® Patents”), alleging in a Type 4.2 patent declaration that its generic version of NERLYNX does not fall within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The patent declaration of Acebright were published in the Chinese Orange Book on January 19, 2022. On March 2, 2022, the Company filed petitions with the China National Intellectual Property Administration (“CNIPA”) and requested administrative determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The Company’s request for administrative determination was accepted by CNIPA on March 18, 2022. The Company has notified NMPA of the acceptance of the request for administrative determination for NMPA to institute a stay of Acebright’s ANDA for nine months. On July 11, 2022, CNIPA decided that claims 5 and 6 of patent No. ZL200880118789.3 are not eligible for registration in the Chinese Orange Book on the ground that these two pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On September 9, 2022, CNIPA decided that the generic drug in Acebright’s ANDA does not fall within the protection scope of claims 1, 3, 5 and 6 of patent No. ZL201410082103.7 and claims 1-4, 7 and 9-13 of patent No. ZL201080060546.6. The three CNIPA administrative decisions on NERLYNX® Patents have lifted the stay of Acebright’s ANDA by NMPA. The Company has appealed each CNIPA administrative decision in January 2023 at the Beijing Intellectual Property Court (“BJIPC”). The three appeals were accepted by BJIPC on February 20, 2023. The Company also filed three civil complaints based on the three NERLYNX® Patents against Acebright with the BJIPC in July 2022 and requested court determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents. On May 6, 2023, the Company withdrew two civil lawsuits and two appeals in relation to Chinese Patent Nos. ZL201410082103.7 and ZL201080060546.6 at the BJIPC. On May 24, 2023, the BJIPC accepted the Company’s withdrawal request. The Company has one pending civil lawsuit and one pending appeal in relation to Chinese Patent No. ZL200880118789.3 at the BJIPC.

Aosaikang China Litigation

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

On December 28, 2022, the Company submitted four Article 76 petitions against the Aosaikang ANDA with the CNIPA and requested administrative determination that Aosaikang’s generic neratinib tablet falls within the scope of the claims of the four Orange Book patents. On January 6, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to patent nos. ZL201410082103.7 and ZL201080060546.6. Also on January 6, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to patent nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On January 28, 2023, the Company requested the NMPA to institute a nine-month stay against Aosaikang ANDA starting from the CNIPA’s acceptance of the Company’s request for administrative determination. On June 2, 2023, CNIPA decided that the generic drug in Aosaikang’s ANDA does not fall within the protection scope of claims 1, 3, 5 and 6 of patent No. ZL201410082103.7 and claims 1-4, 7 and 9-13 of patent No. ZL201080060546.6. The two CNIPA administrative decisions on NERLYNX® Patents have lifted the stay of Aosaikang’s ANDA by NMPA. The Company has the right to appeal each CNIPA administrative decision within six months of receiving the decision. The Company also has the right to enforce the four Orange Book patents in civil litigation before the Chinese court.

Convalife China Litigation

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

On February 1, 2023, the Company submitted four Article 76 petitions against the Convalife ANDA with the CNIPA and requested administrative determination that Convalife’s generic neratinib tablet falls within the scope of the claims of the four Orange Book patents. On February 3, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to patent nos. ZL201410082103.7 and ZL201080060546.6. Also on February 3, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to patent nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On February 24, 2023, the Company requested the NMPA to institute a nine-month stay against Convalife ANDA starting from the CNIPA’s acceptance of the Company’s request for administrative determination. On June 2, 2023, CNIPA decided that the generic drug in Convalife’s ANDA does not fall within the protection scope of claims 1, 3, 5 and 6 of patent No. ZL201410082103.7 and claims 1-4, 7 and 9-13 of patent No. ZL201080060546.6. The two CNIPA administrative decisions on NERLYNX® Patents have lifted the stay of Convalife’s ANDA by NMPA. The Company has the right to appeal each CNIPA administrative decision within six months of receiving the decision. The Company also has the right to enforce the four Orange Book patents in civil litigation before the Chinese court.

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

On March 13, 2023, the Company submitted four Article 76 petitions against the Kelun ANDA with the CNIPA and requested administrative determination that Kelun’s generic neratinib tablet falls within the scope of the claims of the four Orange Book patents. On March 21, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to patent nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On March 24, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to patent nos. ZL201410082103.7 and ZL201080060546.6. On April 17, 2023, the Company requested the NMPA to institute a nine-month stay against Kelun’s ANDA starting from the CNIPA’s acceptance of the Company’s request for administrative determination. The Company has the right to appeal each CNIPA administrative decision within six months of receiving the decision. The Company also has the right to enforce the four Orange Book patents in civil litigation before the Chinese court.

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

Under the terms of the exclusive license agreement, we assumed sole responsibility for the global development and commercialization of alisertib. We paid Takeda an upfront license fee of $7.0 million in October 2022, and it is eligible to receive potential future milestone payments of up to $287.3 million upon our achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. We recorded in-process research and development expense of $7.0 million during the year ended December 31, 2022, in connection with the up-front payment related to the asset acquisition. As of June 30, 2023, no milestones had been accrued as the underlying contingencies were not probable or estimable.

Our expenses to date have been related to hiring staff, commencing company-sponsored clinical trials and the build out of our corporate infrastructure and, since 2017, the commercial launch of NERLYNX. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance product development. To date, our major sources of working capital have been proceeds from product and license revenue, public offerings of our common stock, proceeds from our credit facility and sales of our common stock in private placements. We intend to satisfy our near-term liquidity requirements through a combination of our existing cash and cash equivalents and marketable securities as of June 30, 2023, and proceeds that will become available to us through product sales, royalties and sub-license milestone payments. However, this intention is based on assumptions that may prove to be wrong. Changes may occur that would consume our available capital faster than anticipated, including any potential impact of the COVID-19 pandemic and measures taken to control the spread of COVID-19, as well as changes in and progress of our development activities, the impact of commercialization efforts, acquisitions of additional drug candidates and changes in regulation. Some of these developments have had and may continue to have an adverse effect on our revenue and thus could have an adverse effect on our ability to satisfy the minimum revenue and cash balance covenants as stated in the Athyrium Notes.

Critical Accounting Policies

As of the date of the filing of this Quarterly Report, we believe there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2023 from our accounting policies at December 31, 2022, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Reclassification:

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment to the presentation of operating lease assets and liabilities, net has been made to the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022.

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

Research and development expenses:

Research and development expenses (“R&D expenses”) include costs associated with services provided by consultants who conduct and perform clinical services on our behalf and contract organizations for the manufacturing of clinical materials. During the three and six months ended June 30, 2023 and 2022, our R&D expenses consisted primarily of clinical research organization (“CRO fees”), fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our R&D expenses as they are incurred. Internal R&D expenses primarily consist of payroll-related costs and also include equipment costs, travel expenses and supplies.

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

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Total revenue:

Total revenue for the three months ended June 30, 2023 was approximately $54.6 million, compared to $59.5 million for the three months ended June 30, 2022. This decrease in total revenue was primarily due to a decrease in royalty revenue of approximately $5.2 million in the three months ended June 30, 2023, partially offset by an  increase in product sales of approximately $0.2 million.

Product revenue, net:

Product revenue, net was approximately $51.6 million for the three months ended June 30, 2023, compared to $51.3 million for the three months ended June 30, 2022. This increase in product revenue, net was primarily attributable to an increase in net selling price compared to the three months ended June 30, 2022, partially offset by a decrease of approximately 5.5% in bottles of NERLYNX sold compared to the three months ended June 30, 2022. The related deductions to gross revenue for variable consideration for the three months ended June 30, 2023 were lower compared to the three months ended June 30, 2022.

Royalty revenue:

Royalty revenue was approximately $3.0 million for the three months ended June 30, 2023, compared to approximately $8.2 million for the three months ended June 30, 2022. The decrease was due primarily to the timing of sales made in China by Puma's sub-licensee.

Cost of sales:

Cost of sales was approximately $11.9 million for the three months ended June 30, 2023, compared to approximately$14.9 million for the three months ended June 30, 2022. The decrease was due to lower royalty expense, primarily due to the timing of sales made in China by Puma's sub-licensee, partially offset by increased intangible amortization related to the $12.5 million paid to Pfizer for meeting a commercial sales milestone as of December 31, 2022.

Selling, general and administrative expenses:

SG&A expenses were approximately $24.5 million for the three months ended June 30, 2023, compared to approximately $20.6 million for the three months ended June 30, 2022. SG&A expenses for the three months ended June 30, 2023 and 2022 were as follows:

Selling, general, and administrative expenses	For the Three Months Ended		Change
(in thousands)	June 30,		$	%
	2023	2022	2023/2022	2023/2022
Payroll and related costs	$8,889	$5,817	$3,072	52.8%
Professional fees and expenses	9,636	8,854	782	8.8%
Travel and meetings	1,654	1,514	140	9.2%
Facilities and equipment costs	1,273	1,349	(76)	-5.6%
Stock-based compensation	1,664	2,111	(447)	-21.2%
Credit loss expense	514	—	514	100.0%
Other	832	931	(99)	-10.6%
	$24,462	$20,576	$3,886	18.9%

SG&A expenses increased by approximately $3.9 million for the three months ended June 30, 2023, compared to the same period in 2022, primarily attributable to the following:

●

an increase in payroll and related costs of approximately $3.1 million, primarily related to a $2.0 million tax credit received during the quarter ended June 30, 2022 under the CARES Act. Further changes included salary increases beginning in 2023, as well as an increase in SG&A headcount due mostly to lower turnover than the same quarter in 2022;

●	an increase in professional fees and expenses of approximately $0.8 million, consisting primarily of an increase of approximately $1.5 million in legal fees, partially offset by a decrease of approximately $0.4 million related to consultants and contractors, and a decrease of $0.3 million in insurance expense;

●	an increase in credit loss expense of approximately $0.5 million related to a royalty receivable due from a sub-license partner, compared to no credit loss expense for the quarter ended June 30, 2022;

●	an increase in travel and meetings expenses of approximately $0.1 million, primarily due to the continued overall easing of COVID-19 travel restrictions; and

●	a decrease in stock-based compensation expense of approximately $0.5 million, primarily due to lower fair value on equity grants (lower stock price).

Research and development expenses:

R&D expenses were approximately $13.4 million for the three months ended June 30, 2023, compared to approximately $12.0 million for the three months ended June 30, 2022. R&D expenses for the three months ended June 30, 2023 and 2022, were as follows:

Research and development expenses	For the Three Months Ended		Change
(in thousands)	June 30,		$	%
	2023	2022	2023/2022	2023/2022
Clinical trial expense	$4,373	$4,694	$(321)	-6.8%
Internal R&D	7,498	5,319	2,179	41.0%
Consultant and contractors	719	844	(125)	-14.8%
Stock-based compensation	767	1,109	(342)	-30.8%
	$13,357	$11,966	$1,391	11.6%

R&D expenses increased by approximately $1.4 million for the three months ended June 30, 2023, compared to the same period in 2022, primarily attributable to the following:

●

an increase in internal R&D of approximately $2.2 million, primarily due to a $1.8 million tax credit received during the quarter ended June 30, 2022 under the CARES Act as well as an increase in payroll related expenses in 2023;

●	a decrease in clinical trial expense of approximately $0.3 million, primarily due to the reduction and closing of SUMMIT clinical trial sites;

●	a decrease in stock-based compensation expense of approximately $0.3 million, primarily due to lower fair value on equity grants (lower stock price); and

●	a decrease in consultant and contractors expense of approximately $0.1 million, primarily due to the reduction and closure of SUMMIT clinical trial sites.

Other income (expenses):

Other income (expenses)	For the Three Months Ended		Change
(in thousands)	June 30,		$	%
	2023	2022	2023/2022	2023/2022
Interest income	$660	$65	$595	915.4%
Interest expense	(3,325)	(2,702)	(623)	23.1%
Legal verdict expense	—	(55)	55	-100.0%
Other income	86	62	24	38.7%
	$(2,579)	$(2,630)	$51	-1.9%

Interest income:

For the three months ended June 30, 2023, we recognized approximately $0.7 million in interest income, compared to approximately $0.1 million of interest income for the three months ended June 30, 2022. The increase in interest income was primarily the result of higher interest rates and an increase in investment securities compared to the same period in 2022.

Interest expense:

For the three months ended June 30, 2023, we recognized approximately $3.3 million in interest expense, compared to approximately $2.7 million of interest expense for the three months ended June 30, 2022. The increase in interest expense was primarily related to higher interest rates on our Athyrium loan, which is partially determined by the three-month SOFR rate, for the three months ended June 30, 2023 (see Item 3 of this Form 10-Q), as well as imputed interest on $8.0 million related to the final installment payment on the Eshelman Litigation settlement due on or before November 1, 2024 (see Item 1—Legal Proceedings).

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Total revenue:

Total revenue for the six months ended June 30, 2023 was approximately $107.3 million, compared to $105.3 million for the six months ended June 30, 2022. This increase in total revenue was primarily due to an increase in product sales of approximately $6.3 million, partially offset by a decrease in royalty revenue, related to the timing of China sales, of approximately $4.2 million in the six months ended June 30, 2023.

Product revenue, net:

Product revenue, net was approximately $98.3 million for the six months ended June 30, 2023, compared to $92.0 million for the six months ended June 30, 2022. This increase in product revenue, net was primarily attributable to an increase in net selling price compared to the six months ended June 30, 2022, as bottles sales of NERLYNX were comparable to the six months ended June 30, 2022. The related deductions to gross revenue for variable consideration for the six months ended June 30, 2023 were slightly lower compared to the six months ended June 30, 2022.

Royalty revenue:

Royalty revenue was approximately $9.0 million for the six months ended June 30, 2023, compared to approximately $13.2 million for the six months ended June 30, 2022. The decrease of approximately $4.2 million was due to the timing of sales made in China by Puma's sub-licensee.

Cost of sales:

Cost of sales was approximately $25.1 million for the six months ended June 30, 2023, compared to approximately $25.8 million for the six months ended June 30, 2022. The decrease was due to lower royalty expense related primarily to the timing of sales made in China by Puma's sub-licensee, partially offset by increased intangible amortization related to the $12.5 million paid to Pfizer for meeting a commercial sales milestone as of December 31, 2022.

Selling, general and administrative expenses:

SG&A expenses were approximately $46.9 million for the six months ended June 30, 2023, compared to approximately $41.0 million for the six months ended June 30, 2022. SG&A expenses for the six months ended June 30, 2023 and 2022 were as follows:

Selling, general, and administrative expenses	For the Six Months Ended		Change
(in thousands)	June 30,		$	%
	2023	2022	2023/2022	2023/2022
Payroll and related costs	$18,093	$13,392	$4,701	35.1%
Professional fees and expenses	17,225	16,398	827	5.0%
Travel and meetings	3,169	2,506	663	26.5%
Facilities and equipment costs	2,590	2,711	(121)	-4.5%
Stock-based compensation	3,629	4,310	(681)	-15.8%
Credit loss expense	514	—	514	100.0%
Other	1,728	1,661	67	4.0%
	$46,948	$40,978	$5,970	14.6%

SG&A expenses increased by approximately $6.0 million for the six months ended June 30, 2023, compared to the same period in 2022, primarily attributable to the following:

●

an increase in payroll and related costs of approximately $4.7 million, consisting of approximately $2.5 million due to salary increases in 2023 as well as an increase in SG&A headcount due mostly to lower turnover, and a $2.0 million tax credit received during the period ended June 30, 2022 under the CARES Act;

●	an increase in professional fees and expenses of approximately $0.8 million, consisting of approximately $2.2 million increase in legal fees (See Part II, Item 1. "Legal Proceedings"); offset by decreases of approximately $0.7 million in consultant and contractors, and approximately $0.7 million in insurance and other expenses;

●	an increase in travel and meetings expenses of approximately $0.7 million, primarily due to the overall easing of COVID-19 travel restrictions;

●	an increase in credit loss expense of approximately $0.5 million related to a royalty receivable due from a sub-license partner, compared to no credit loss expense for the same period ended June 30, 2022;

●	a decrease in stock-based compensation expense of approximately $0.7 million, primarily due to lower fair value on equity grants (lower stock price); and

●	a decrease in facilities and equipment costs of approximately $0.1 million, primarily due to lower depreciation expense for fully depreciated assets.

Research and development expenses:

R&D expenses were approximately $26.1 million for the six months ended June 30, 2023, compared to approximately $27.2 million for the six months ended June 30, 2022. R&D expenses for the six months ended June 30, 2023 and 2022, were as follows:

Research and development expenses	For the Six Months Ended		Change
(in thousands)	June 30,		$	%
	2023	2022	2023/2022	2023/2022
Clinical trial expense	$6,792	$10,311	$(3,519)	-34.1%
Internal R&D	16,057	13,120	2,937	22.4%
Consultant and contractors	1,573	1,714	(141)	-8.2%
Stock-based compensation	1,641	2,058	(417)	-20.3%
	$26,063	$27,203	$(1,140)	-4.2%

R&D expenses decreased by approximately $1.1 million for the six months ended June 30, 2023, compared to the same period in 2022, primarily attributable to the following:

●

an increase in internal R&D of approximately $2.9 million, primarily due to a $1.8 million tax credit received during the period ended June 30, 2022 under the CARES Act as well as an increase in payroll-related expenses in 2023;

●	a decrease in clinical trial expense of approximately $3.5 million, primarily due to the reduction and closure of SUMMIT clinical trial sites;

●	a decrease in stock-based compensation of approximately $0.4 million, primarily due to lower fair value on equity grants (lower stock price); and

●	a decrease in consultant and contractors of approximately $0.1 million, primarily due to the reduction and closure of SUMMIT clinical trial sites.

Other income (expenses):

Other income (expenses)	For the Six Months Ended		Change
(in thousands)	June 30,		$	%
	2023	2022	2023/2022	2023/2022
Interest income	$1,197	$78	$1,119	1434.6%
Interest expense	(6,637)	(5,366)	(1,271)	23.7%
Legal verdict expense	—	(73)	73	-100.0%
Other income	44	112	(68)	-60.7%
	$(5,396)	$(5,249)	$(147)	2.8%

Interest income:

For the six months ended June 30, 2023, we recognized approximately $1.2 million in interest income, compared to approximately $0.1 million of interest income for the six months ended June 30, 2022. The increase in interest income was primarily the result of higher interest rates and an increase in investment securities compared to the same period in 2022.

Interest expense:

For the six months ended June 30, 2023, we recognized approximately $6.6 million in interest expense, compared to approximately $5.4 million of interest expense for the six months ended June 30, 2022. The increase in interest expense was primarily related to higher interest rates on our Athyrium loan, which is partially determined by the three-month SOFR rate, for the six months ended June 30, 2023 (see Item 3 of this Form 10-Q) as well as imputed interest on $8.0 million related to the final installment payment on the Eshelman Litigation settlement due on or before November 1, 2024 (see Item 1—Legal Proceedings).

Liquidity and Capital Resources

The following table, which summarizes our liquidity and capital resources as of June 30, 2023 and December 31, 2022 and for the six months ended June 30, 2023 and 2022, is intended to supplement the more detailed discussion that follows:

	As of	As of
Liquidity and capital resources (in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$60,007	$76,201
Marketable securities	$14,432	$4,873
Working capital	$58,265	$56,797
Long term debt	$87,622	$98,307
Stockholders' equity	$30,399	$21,608

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Cash provided by (used in):
Operating activities	$5,939	$(40,769)
Investing activities	(22,133)	10,979
Financing activities	—	9,845
Net (decrease) in cash, cash equivalents and restricted cash	$(16,194)	$(19,945)

Operating Activities:

Cash provided by operating activities for the six months ended June 30, 2023 was $5.9 million and consisted of net income of approximately $3.5 million, a decrease of approximately $11.5 million of non-cash items, including stock-based compensation, depreciation and amortization and provision for credit loss. Further changes in cash flows from operations included a decrease in accrued expenses and other of approximately $17.4 million primarily due to an $8.0 million payment related to the Eshelman settlement, net decrease of $4.3 million in the employee bonus accrual and a net decrease of $4.8 million in our Pfizer royalty accrual, and a decrease in our post-marketing commitment liability of approximately $0.5 million, partially offset by a decrease of $8.5 million in accounts receivable, an increase $3.1 million in inventory, a decrease of $0.6 million in prepaid expenses and other, a decrease of $1.9 million in other current assets (related to receipt of CARES Act funds), and an increase of $1.4 million in accounts payable.

Cash used in operating activities for the six months ended June 30, 2022 consisted of net income of approximately $6.0 million, offset by a decrease of approximately $11.3 million of non-cash items, including stock-based compensation, depreciation and amortization. Further changes in cash flows from operations included a decrease in accrued expenses and other of approximately $52.2 million related primarily to the $54.3 million in payments towards our class action lawsuit settlement, a decrease of approximately $1.3 million in accounts payable, a decrease in our post-marketing commitment liability of approximately $0.5 million, an increase in other current assets of approximately $3.8 million due to a tax credit receivable related to the CARES Act, and an increase of approximately $1.5 million in accounts receivable, partially offset by a decrease of $1.3 million in prepaid expenses and other and a decrease in inventory of approximately $0.4 million.

Investing Activities:

Cash used in investing activities for the six months ended June 30, 2023 was approximately $22.1 million, compared to net cash provided by investing activities of approximately $11.0 million for the same period in 2022. Cash used in investing activities was primarily due to the purchase of the intangible asset of $12.5 million, and the purchase of available-for-sale securities of approximately $10.5 million for the six months ended June 30, 2023.

Cash provided by investing activities for the six months ended June 30, 2022 consisted of approximately $11.0 million in maturities of available-for-sale securities.

Financing Activities:

There was no cash provided by or used in financing activities for the six months ended June 30, 2023.

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

Prior to October 1, 2022, the Athyrium Notes bore interest at an annual rate equal to the sum of (i) 8.0% and (ii) three-month London Interbank Offering Rate (“LIBOR”) rate where the three-month LIBOR rate could not be less than 1.5% or greater than 3.5%. (or a comparable or successor rate that gives due consideration to the then prevailing rate used by commercial banks in the United States, which rate is reasonably determined by Athyrium). Interest was payable quarterly on the last business day of March, June, September and December each year. Beginning June 30, 2024, principal payments were required to be made quarterly at 11.11% of the original face amount with the remaining balance paid at maturity. Each principal payment also included a 2.0% exit payment.

On September 16, 2022, we entered into a third amendment to the Note Purchase Agreement in which the Secured Overnight Financing Rate (“SOFR”) is to be used in place of the LIBOR rate in calculating interest on the Athyrium Notes, beginning on October 1, 2022. The Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) adjusted three-month term SOFR for such interest period. The adjusted three-month term SOFR means, with respect to any interest period, the lesser of (a) the sum of (i) three-month term SOFR and (ii) 0.26161% (26.161 basis points) and (b) three and one-half of one percent (3.50%) per annum. The interest rate applicable to the Athyrium Notes during the period from September 16, 2022, until the expiration of the interest period ending on September 30, 2022, was equal to the sum of (a) eight percent (8.00%) plus (b) adjusted three-month LIBOR. The modification of the Note Purchase Agreement did not meet the requirements of a debt extinguishment under ASC 470-50 - Debt Modifications and Exchanges and no gain or loss was recognized. The Company performed a quantitative analysis and determined that the terms of the new debt and original debt instrument were not substantially different. Accordingly, the September 16, 2022 amendment was accounted for as a debt modification.

Following the effectiveness of the Third Amendment, the Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) the lesser of (i) the sum of (x) three-month term SOFR for an interest period of three months plus (y) 0.26161% (26.161 basis points) and (ii) three and one-half of one percent (3.50%) per annum. Interest is payable quarterly on the last business day of March, June, September and December each year. Beginning June 30, 2024, principal payments are required to be made quarterly at 11.11% of the original face amount with the remaining balance paid at maturity. Each principal payment will also include a 2.0% exit payment. As of June 30, 2023, the effective interest rate for the loan was 12.99%.

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

As of June 30, 2023, there were $102.0 million in term loans outstanding under the Athyrium Notes, representing all of our long-term debt outstanding as of that date, and we were in compliance with all applicable covenants.

Current and Future Financing Needs:

We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our research and development efforts and our commercialization efforts.

We may choose to begin new research and development efforts, or we may choose to launch additional marketing efforts. For example, we recently in-licensed alisertib from Takeda and assumed sole responsibility for its global development and commercialization. These efforts will likely require funding in addition to our cash and cash equivalents totaling approximately $60.0 million at June 30, 2023. While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will need to generate significant revenue to sustain operations, successfully commercialize neratinib and develop alisertib. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Our ability to obtain funding may be adversely impacted by uncertain market conditions, including the global COVID-19 pandemic, our success in commercializing NERLYNX, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time.

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

Non-GAAP Financial Measures

In addition to our operating results, as calculated in accordance with Generally Accepted Accounting Principles (“GAAP”) we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance. The following table presents our net income and net income per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation. For the three and six months ended June 30, 2023, stock-based compensation represented approximately 6.4% and 7.2% of our operating expenses, respectively, compared to 9.9% and 9.3% for the same respective periods in 2022, in each case excluding cost of sales and acquired in-process research and development. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income and

GAAP Net Income Per Share to Non-GAAP Adjusted Net Income Per Share

(in thousands except share and per share data)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
GAAP net income	$2,126		$9,371		$3,527		$5,968
Adjustments:
Stock-based compensation -
Selling, general and administrative (1)	1,665		2,111		3,629		4,310
Research and development (2)	767		1,109		1,641		2,058
Non-GAAP adjusted net income	$4,558		$12,591		$8,797		$12,336

GAAP net income per share—basic	$0.05		$0.21		$0.08		$0.14
Adjustment to net income (as detailed above)	0.05		0.07		0.11		0.14
Non-GAAP adjusted basic net income per share	$0.10	(3)	$0.28	(4)	$0.19	(3)	$0.28	(4)

GAAP net income per share—diluted	$0.05		$0.21		$0.07		$0.14
Adjustment to net income (as detailed above)	0.05		0.07		0.12		0.14
Non-GAAP adjusted diluted net income per share	$0.10	(5)	$0.28	(6)	$0.19	(5)	$0.28	(6)

(1)	To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2)	To reflect a non-cash charge to operating expense for research and development stock-based compensation.
(3)	Non-GAAP adjusted basic net income per share was calculated based on 46,759,062 and 46,697,912 weighted-average shares of common stock outstanding for the three and six months ended June 30, 2023, respectively.
(4)	Non-GAAP adjusted basic net income per share was calculated based on 45,058,924 and 43,641,193 weighted-average shares of common stock outstanding for the three and six months ended June 30, 2022, respectively.
(5)	Non-GAAP adjusted diluted net income per share was calculated based on 47,201,185 and 47,172,752 weighted-average shares of common stock outstanding for the three and six months ended June 30, 2023, respectively.
(6)	Non-GAAP adjusted diluted net income per share was calculated based on 45,358,739 and 43,889,556 weighted-average shares of common stock outstanding for the three and six months ended June 30, 2022, respectively.

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

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invested our excess cash primarily in cash equivalents such as money market investments as of June 30, 2023. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of borrowings outstanding under the Athyrium Notes. As of June 30, 2023 the aggregate outstanding principal amounts of the Athyrium Notes was $100.0 million. The Athyrium Notes bear interest at a rate per annum equal to the sum of 8.00% plus the adjusted three-month term SOFR and the lesser of (a) the sum of (i) three-month term SOFR and (ii) 0.26161% (26.161 basis points) and (b) three and one-half of one percent (3.50%) per annum. If overall interest rates had increased by one hundred basis points during the quarter ended June 30, 2023, our interest expense would have increased by $1.0 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legal Malpractice Suit

On September 17, 2020, the Company filed a lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. The Company is alleging legal malpractice based on the defendants’ negligent handling of the defense of the Company in Eshelman v. Puma Biotechnology, Inc., et al. as detailed above. The Company is seeking recovery of the entire amount awarded in Eshelman v. Puma Biotechnology, Inc., et al. and all legal fees and expenses incurred in appealing from the judgment and retrying the damages phase of the trial. On November 23, 2020, the defendant filed an answer to the complaint denying the allegations of negligence. On August 19, 2022, the Company filed a voluntary dismissal of the legal malpractice action, without prejudice, to allow the Eshelman v. Puma Biotechnology, Inc. to conclude before proceedings. On June 2, 2023 the Company re-filed the lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina.

Mfolozi Dlamini, individually and on behalf of all others similarly situated v. Puma Biotechnology, Inc.

On May 26, 2023, Mfolozi Dlamini filed a Class Action Complaint against the Company in the United States District Court for the Central District of California, alleging injuries as a result of unauthorized disclosure of certain individuals’ personally identifiable information in connection with a data security incident discovered by the Company in June 2022.  The plaintiff seeks monetary and injunctive relief on behalf of himself and the putative class.  At this time, the amount of potential damages as a result of the lawsuit, if any, is uncertain, though the Company believes any such amount would be immaterial.

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ’314 patent”) and 10,596,162 (“the ’162 patent”) (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ’314 and ’162 patents. The Company is an exclusive licensee of the ’314 and ’162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. The parties attended a status conference with the Court on February 6, 2023. Fact discovery closed on May 19, 2023, and the parties are working to complete discovery of certain issues. A Markman Hearing was conducted on March 17, 2023, and the Court issued its claim construction decision on March 29, 2023. On April 10, 2023, AstraZeneca gave notice of its intention to rely on advice of counsel as a defense to Plaintiffs’ claims of willful infringement, and discovery related to that defense is ongoing. Initial expert discovery will be due July 28, 2023, and expert discovery will close on November 17, 2023. A jury trial is scheduled to begin on May 13, 2024.

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

Acebright China Litigation

On January 18, 2022, Shanghai Acebright Pharmaceuticals Group Co., Ltd. (“Acebright”) filed an ANDA with the National Medical Products Administration in China (“NMPA”) seeking approval to market a generic version of the Company’s NERLYNX® (neratinib) tablet, 40mg in China. Acebright seeks approval prior to the expiration of three patents listed on the China Patent Information Registration Platform for Marketed Drugs (“Chinese Orange Book”), namely, Chinese Patent Nos. ZL201410082103.7, ZL201080060546.6, and ZL200880118789.3 (“NERLYNX® Patents”), alleging in a Type 4.2 patent declaration that its generic version of NERLYNX does not fall within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The patent declaration of Acebright were published in the Chinese Orange Book on January 19, 2022. On March 2, 2022, the Company filed petitions with the China National Intellectual Property Administration (“CNIPA”) and requested administrative determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The Company’s request for administrative determination was accepted by CNIPA on March 18, 2022. The Company has notified NMPA of the acceptance of the request for administrative determination for NMPA to institute a stay of Acebright’s ANDA for nine months. On July 11, 2022, CNIPA decided that claims 5 and 6 of patent No. ZL200880118789.3 are not eligible for registration in the Chinese Orange Book on the ground that these two pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On September 9, 2022, CNIPA decided that the generic drug in Acebright’s ANDA does not fall within the protection scope of claims 1, 3, 5 and 6 of patent No. ZL201410082103.7 and claims 1-4, 7 and 9-13 of patent No. ZL201080060546.6. The three CNIPA administrative decisions on NERLYNX® Patents have lifted the stay of Acebright’s ANDA by NMPA. The Company has appealed each CNIPA administrative decision in January 2023 at the Beijing Intellectual Property Court (“BJIPC”). The three appeals were accepted by BJIPC on February 20, 2023. The Company also filed three civil complaints based on the three NERLYNX® Patents against Acebright with the BJIPC in July 2022 and requested court determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents. On May 6, 2023, the Company withdrew two civil lawsuits and two appeals in relation to Chinese Patent Nos. ZL201410082103.7 and ZL201080060546.6 at the BJIPC. On May 24, 2023, the BJIPC accepted the Company’s withdrawal request. The Company has one pending civil lawsuit and one pending appeal in relation to Chinese Patent No. ZL200880118789.3 at the BJIPC.

Aosaikang China Litigation

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

On December 28, 2022, the Company submitted four Article 76 petitions against the Aosaikang ANDA with the CNIPA and requested administrative determination that Aosaikang’s generic neratinib tablet falls within the scope of the claims of the four Orange Book patents. On January 6, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to patent nos. ZL201410082103.7 and ZL201080060546.6. Also on January 6, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to patent nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On January 28, 2023, the Company requested the NMPA to institute a nine-month stay against Aosaikang ANDA starting from the CNIPA’s acceptance of the Company’s request for administrative determination. On June 2, 2023, CNIPA decided that the generic drug in Aosaikang’s ANDA does not fall within the protection scope of claims 1, 3, 5 and 6 of patent No. ZL201410082103.7 and claims 1-4, 7 and 9-13 of patent No. ZL201080060546.6. The two CNIPA administrative decisions on NERLYNX® Patents have lifted the stay of Aosaikang’s ANDA by NMPA. The Company has the right to appeal each CNIPA administrative decision within six months of receiving the decision. The Company also has the right to enforce the four Orange Book patents in civil litigation before the Chinese court.

Convalife China Litigation

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

On February 1, 2023, the Company submitted four Article 76 petitions against the Convalife ANDA with the CNIPA and requested administrative determination that Convalife’s generic neratinib tablet falls within the scope of the claims of the four Orange Book patents. On February 3, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to patent nos. ZL201410082103.7 and ZL201080060546.6. Also on February 3, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to patent nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On February 24, 2023, the Company requested the NMPA to institute a nine-month stay against Convalife ANDA starting from the CNIPA’s acceptance of the Company’s request for administrative determination. On June 2, 2023, CNIPA decided that the generic drug in Convalife’s ANDA does not fall within the protection scope of claims 1, 3, 5 and 6 of patent No. ZL201410082103.7 and claims 1-4, 7 and 9-13 of patent No. ZL201080060546.6. The two CNIPA administrative decisions on NERLYNX® Patents have lifted the stay of Convalife’s ANDA by NMPA. The Company has the right to appeal each CNIPA administrative decision within six months of receiving the decision. The Company also has the right to enforce the four Orange Book patents in civil litigation before the Chinese court.

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

On March 13, 2023, the Company submitted four Article 76 petitions against the Kelun ANDA with the CNIPA and requested administrative determination that Kelun’s generic neratinib tablet falls within the scope of the claims of the four Orange Book patents. On March 21, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to patent nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On March 24, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to patent nos. ZL201410082103.7 and ZL201080060546.6. On April 17, 2023, the Company requested the NMPA to institute a nine-month stay against Kelun’s ANDA starting from the CNIPA’s acceptance of the Company’s request for administrative determination. The Company has the right to appeal each CNIPA administrative decision within six months of receiving the decision. The Company also has the right to enforce the four Orange Book patents in civil litigation before the Chinese court.

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

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 14, 2016 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2016, and incorporated herein by reference)

3.2	Third Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2019, and incorporated herein by reference)

10.1+	Limited Waiver and Fifth Amendment to Note Purchase Agreement, dated July 7, 2023, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent

31.1+

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023

31.2+

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023

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

PUMA BIOTECHNOLOGY, INC.

Date: August 3, 2023	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Maximo F. Nougues
Maximo Nougues
Chief Financial Officer
(Principal Financial and Accounting Officer)