Form 10-Q
period 2023-09-30
PUMA BIOTECHNOLOGY, INC.
filed 2023-11-02
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 47,571,332 shares of Common Stock, par value $0.0001 per share, were outstanding as of October 30, 2023

PUMA BIOTECHNOLOGY, INC.

- INDEX -

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

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$81,800	$76,201
Marketable securities	3,229	4,873
Accounts receivable, net of allowance for credit loss of $514 and $0	28,974	40,350
Inventory, net	5,679	4,526
Prepaid expenses, current	3,684	5,902
Other assets, current	1,988	2,429
Total current assets	125,354	134,281
Lease right-of-use assets, net	8,540	11,362
Property and equipment, net	907	1,146
Intangible assets, net	63,305	70,610
Restricted cash, long-term	2,591	2,591
Prepaid expenses and other, long-term	2,908	2,069
Total assets	$203,605	$222,059
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,061	$6,440
Accrued expenses, current	33,773	53,034
Accrued in-licensed rights, current	—	12,500
Post-marketing commitment liability, current	1,236	1,370
Lease liabilities, current	4,628	4,140
Current portion of long-term debt	22,664	—
Total current liabilities	67,362	77,484
Accrued expenses, long-term	7,739	7,391
Lease liabilities, long-term	8,296	11,834
Post-marketing commitment liability, long-term	4,832	5,435
Long-term debt, net	76,634	98,307
Total liabilities	164,863	200,451
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 47,542,790 shares issued and outstanding at September 30, 2023 and 46,345,660 issued and outstanding at December 31, 2022	5	5
Additional paid-in capital	1,396,173	1,388,358
Accumulated other comprehensive loss	(4)	—
Accumulated deficit	(1,357,432)	(1,366,755)
Total stockholders' equity	38,742	21,608
Total liabilities and stockholders' equity	$203,605	$222,059

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Product revenue, net	$51,592	$54,287	$149,937	$146,319
Royalty revenue	4,524	2,815	13,522	16,037
Total revenue	56,116	57,102	163,459	162,356
Operating costs and expenses:
Cost of sales	13,284	12,495	38,359	38,257
Selling, general and administrative	22,801	23,961	69,749	64,939
Research and development	11,446	11,253	37,509	38,456
Acquired in-process research and development	—	7,000	—	7,000
Total operating costs and expenses	47,531	54,709	145,617	148,652
Income from operations	8,585	2,393	17,842	13,704
Other income (expenses):
Interest income	689	216	1,886	294
Interest expense	(3,339)	(2,947)	(9,976)	(8,313)
Legal verdict expense	—	(19)	—	(92)
Other income	74	64	118	176
Total other expenses, net	(2,576)	(2,686)	(7,972)	(7,935)
Net income (loss) before income taxes	$6,009	$(293)	$9,870	$5,769
Income tax expense	(213)	(67)	(547)	(161)
Net income (loss)	$5,796	$(360)	$9,323	$5,608
Net income (loss) per share of common stock—basic	$0.12	$(0.01)	$0.20	$0.13
Net income (loss) per share of common stock—diluted	$0.12	$(0.01)	$0.20	$0.13
Weighted-average shares of common stock outstanding—basic	47,520,338	45,567,739	46,977,127	44,290,432
Weighted-average shares of common stock outstanding—diluted	47,819,234	45,567,739	47,397,209	44,464,682

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$5,796	$(360)	$9,323	$5,608
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax of $0	2	$—	(4)	2
Comprehensive income (loss)	$5,798	$(360)	$9,319	$5,610

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

For the Three Months Ended September 30, 2023
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at June 30, 2023	46,947,153	$5	$1,393,628	$(6)	$(1,363,228)	$30,399
Stock-based compensation	—	—	2,545	—	—	2,545
Shares issued or restricted stock units vested under employee stock plans	595,637	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	2	—	2
Net income	—	—	—	—	5,796	5,796
Balance at September 30, 2023	47,542,790	$5	$1,396,173	$(4)	$(1,357,432)	$38,742

For the Three Months Ended September 30, 2022
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at June 30, 2022	45,274,635	$5	$1,380,522	$—	$(1,360,789)	$19,738
Stock-based compensation	—	—	2,830	—	—	2,830
Shares issued or restricted stock units vested under employee stock plans	334,179	—	—	—	—	—
Issuance costs of approximately $0.1M for private investments in public equity	—	—	(53)	—	—	(53)
Net loss	—	—	—	—	(360)	(360)
Balance at September 30, 2022	45,608,814	$5	$1,383,299	$—	$(1,361,149)	$22,155

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

For the Nine Months Ended September 30, 2023
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2022	46,345,660	$5	$1,388,358	$—	$(1,366,755)	$21,608
Stock-based compensation	—	—	7,815	—	—	7,815
Shares issued or restricted stock units vested under employee stock plans	1,197,130	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(4)	—	(4)
Net income	—	—	—	—	9,323	9,323
Balance at September 30, 2023	47,542,790	$5	$1,396,173	$(4)	$(1,357,432)	$38,742

For the Nine Months Ended September 30, 2022
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2021	41,175,507	$4	$1,364,309	$(2)	$(1,366,757)	$(2,446)
Stock-based compensation	—	—	9,198	—	—	9,198
Shares issued or restricted stock units vested under employee stock plans	849,079	—	—	—	—	—
Shares issued under private investments in public equity, net of issuance costs of approximately $0.2M	3,584,228	1	9,792	—	—	9,793
Unrealized gain on available-for-sale securities	—	—	—	2	—	2
Net income	—	—	—	—	5,608	5,608
Balance at September 30, 2022	45,608,814	$5	$1,383,299	$—	$(1,361,149)	$22,155

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$9,323	$5,608
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,630	7,387
Stock-based compensation	7,815	9,198
Provision for credit loss	514	—
Disposal of property and equipment	—	1
Loss on impairment of asset	625	—
Changes in operating assets and liabilities:
Accounts receivable	10,862	4,496
Inventory, net	(1,153)	1,657
Prepaid expenses and other	1,379	3,160
Other current assets	441	(3,663)
Accounts payable	(1,379)	3,753
Operating lease assets and liabilities, net	(853)	(674)
Accrued expenses and other	(18,913)	(53,762)
Post-marketing commitment liability	(737)	(671)
Net cash provided by (used in) operating activities	16,554	(23,510)
Investing activities:
Purchase of property and equipment	(95)	—
Purchase of available-for-sale securities	(12,511)	—
Maturity of available-for-sale securities	14,151	18,977
Purchase of intangible assets	(12,500)	—
Net cash (used in) provided by investing activities	(10,955)	18,977
Financing activities:
Gross proceeds from private investments in public equity	—	10,000
Issuance costs associated with private investments in public equity	—	(208)
Net cash provided by financing activities	—	9,792
Net increase in cash, cash equivalents and restricted cash	5,599	5,259
Cash, cash equivalents and restricted cash, beginning of period	78,792	75,292
Cash, cash equivalents and restricted cash, end of period	84,391	80,551

Supplemental disclosures of non-cash investing and financing activities:
Amounts in accounts payable for acquired in-process research and development	$—	$7,000
Supplemental disclosure of cash flow information:
Interest paid	$8,721	$7,412
Income taxes paid	$491	$141

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation:

Business:

Puma Biotechnology, Inc., (the “Company”) is a biopharmaceutical company based in Los Angeles, California that develops and commercializes innovative products to enhance cancer care and improve treatment outcomes for patients. The Company is currently commercializing NERLYNX®, an oral version of neratinib (“NERLYNX”), for the treatment of HER2-positive breast cancer. Additionally, the Company recently in-licensed, and is responsible for global development and commercialization of, alisertib. Alisertib is a selective, small molecule inhibitor of aurora kinase A that is designed to disrupt mitosis leading to apoptosis of rapidly proliferating tumor cells dependent on aurora kinase. The Company believes alisertib has potential application in the treatment of a range of different cancer types, including hormone receptor positive breast cancer, triple-negative breast cancer and small cell lung cancer.

The Company has one subsidiary, Puma Biotechnology, B.V., a Netherlands company. In March 2022, the Company dissolved its United Kingdom company, Puma Biotechnology Ltd. These two subsidiaries were originally established for the purpose of legal representation in the European Union ("EU") and the United Kingdom, respectively. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

In 2018, the European Commission (“EC”) granted marketing authorization for NERLYNX in the EU for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab-based therapy.

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

The Company has reported net income of approximately $5.8 million and $9.3 million for the three and nine months ended September 30, 2023, respectively, and cash flows provided by operations of approximately $16.6 million for the nine months ended September 30, 2023. The Company’s commercialization, research and development or marketing efforts  may require funding in addition to the cash and cash equivalents and marketable securities totaling approximately $85.0 million at  September 30, 2023.

The Company believes that its existing cash and cash equivalents and marketable securities as of  September 30, 2023 and proceeds that will become available to the Company through product sales and sub-license payments are sufficient to satisfy its operating cash needs, including amounts due under the Company's Note Purchase Agreement with Athyrium, for at least one year after the filing of the Quarterly Report on Form 10-Q in which these financial statements are included. The Company continues to remain dependent on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib in the United States. While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future. The Company’s ability to obtain funding  may be adversely impacted by uncertain market and economic conditions, including the Company’s success in commercializing neratinib and unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. Additionally, the terms of the Company’s Note Purchase Agreement place restrictions on the Company’s ability to operate the business and on the Company’s financial flexibility, and the Company  may be unable to achieve the revenue necessary to satisfy the minimum revenue and cash balance covenants as specified in the agreement.

Since its inception through September 30, 2023 the Company’s financing has primarily consisted of proceeds from product, royalty and license revenue, public offerings of its common stock, private equity placements, and various debt instruments.

In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of our consolidated financial position as of  September 30, 2023. Such adjustments are of a normal and recurring nature and certain reclassifications of previously reported amounts have been made to conform to the current year presentation. The condensed consolidated balance sheet as of December 31, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the audited annual financial statements. The condensed consolidated results of operations for the quarter ended September 30, 2023 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending  December 31, 2023.

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

Reclassification:

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment to the presentation of operating lease assets and liabilities, net has been made to the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022.

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

Our potentially dilutive securities include potential common shares related to our stock options and RSUs granted in connection with the Puma Biotechnology, Inc. 2011 Incentive Award Plan and the Puma Biotechnology, Inc. 2017 Employment Inducement Incentive Award Plan. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. The following potentially dilutive outstanding common stock equivalents for the respective periods were excluded from diluted net income per share because of their anti-dilutive effect:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Options outstanding	4,211,389	4,458,414	4,211,389	4,458,414
Warrant outstanding	2,116,250	2,116,250	2,116,250	2,116,250
Unvested restricted stock units	1,087,224	1,350,925	1,111,286	2,113,930
Totals	7,414,863	7,925,589	7,438,925	8,688,594

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share of common stock computations is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$5,796	$(360)	$9,323	$5,608
Denominator:
Weighted average common stock outstanding for basic net income (loss) per share	47,520,338	45,567,739	46,977,127	44,290,432
Net effect of dilutive common stock equivalents	298,896	—	420,082	174,250
Weighted average common stock outstanding for diluted net income (loss) per share	47,819,234	45,567,739	47,397,209	44,464,682
Net income (loss) per share of common stock
Basic	$0.12	$(0.01)	$0.20	$0.13
Diluted	$0.12	$(0.01)	$0.20	$0.13

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

If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the nine months ended September 30, 2023 and 2022, respectively.

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

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not be probable to occur in a future period for the estimates detailed below as of September 30, 2023, and, therefore, the transaction price was not reduced further during the quarter ended September 30, 2023. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

As of September 30, 2023 the total potential milestone payments that would be due to the Company upon achievement of all respective performance obligations under the sub-license agreements is approximately $579.8 million. At this time, the Company cannot estimate if or when these milestone-related performance obligations might be achieved.

Royalty Revenue:

For sub-license agreements that are within the scope of ASC 606, the Company recognizes revenue when the related sales occur in accordance with the sales-based royalty exception under ASC 606-10-55-65.

Royalty revenue consists of consideration earned related to international sales of NERLYNX made by the Company’s sub-licensees in their respective territories. The Company recognizes royalty revenue when the performance obligations have been satisfied. Royalty revenue was $4.5 million and $13.5 million for the three and nine months ended September 30, 2023, respectively, and $2.8 million and $16.0 million for the three and nine months ended September 30, 2022, respectively.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2023 the Company’s uncertain tax position reserves include a reserve for its research and development credits.

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

Restricted Cash:

Restricted cash represents cash held at financial institutions that is pledged as collateral for stand-by letters of credit for lease commitments. The lease-related letters of credit will lapse at the end of the respective lease terms through 2026. At each of periods ending  September 30, 2023 and December 31, 2022, the Company had restricted cash in the amount of approximately $2.6 million.

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

Following are the major categories of assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

September 30, 2023	Level 1	Level 2	Level 3	Total
Cash equivalents	$35,304	$9,734	$—	$45,038
U.S. government	999	—	—	999
Commercial paper	—	2,231	—	2,231
Totals	$36,303	$11,965	$—	$48,268

December 31, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents	$41,673	$—	$—	$41,673
Commercial paper	—	4,873	—	4,873
Totals	$41,673	$4,873	$—	$46,546

The Company’s investments in commercial paper, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
September 30, 2023	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$45,041	$—	$(3)	$45,038
U.S. government	Less than 1	999	—	—	999
Commercial paper	Less than 1	2,232	—	(1)	2,231
Totals		$48,272	$—	$(4)	$48,268

	Maturity	Amortized	Unrealized		Estimated
December 31, 2022	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$41,673	$—	$—	$41,673
Commercial paper	Less than 1	4,873	—	—	4,873
Totals		$46,546	$—	$—	$46,546

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, marketable securities, and accounts receivable, net. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at September 30, 2023 were approximately $83.2 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

The Company sells its products in the United States primarily through specialty pharmacies and specialty distributors. Therefore, wholesale distributors and large pharmacy chains account for a large portion of its accounts receivables, net and product revenues, net. The creditworthiness of its customers is continuously monitored, and the Company has internal policies regarding customer credit limits. The Company estimates an allowance for doubtful accounts primarily based on the creditworthiness of its customers, historical payment patterns, aging of receivable balances and general economic conditions.

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

As of September 30, 2023 and December 31, 2022, the Company’s inventory balance consisted primarily of raw materials and work-in-process purchased subsequent to FDA approval of NERLYNX.

	September 30, 2023	December 31, 2022
Raw materials	$1,269	$1,679
Work-in-process (materials, labor and overhead)	3,432	2,661
Finished goods (materials, labor and overhead)	978	186
Total inventories	$5,679	$4,526

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

The incremental borrowing rate (“IBR”) represents the rate of interest the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. When determinable, the Company uses the rate implicit in the lease to determine the present value of lease payments. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s average IBR for existing leases as of September 30, 2023 is 10.9%.

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

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. In connection with the FDA approval of NERLYNX in July 2017, the Company triggered a one-time milestone payment pursuant to its license agreement with Pfizer. In June 2020, the Company entered into a letter agreement with Pfizer relating to the method of payment associated with a milestone payment under the Company’s license agreement with Pfizer (see Note 12—Commitments and Contingencies). In addition, the Company reached a commercial milestone by achieving aggregate worldwide net sales of $250.0 million in calendar year 2022, resulting in a payment to Pfizer of $12.5 million during the three months ended March 31, 2023. The Company capitalized the milestones as intangible assets and is amortizing the assets to cost of sales on a straight-line basis over the estimated useful life of the licensed patent through 2030. The Company recorded amortization expense related to its intangible assets of approximately $2.4 million and $7.3 million and $2.0 million and $6.0 million for the three and nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 estimated future amortization expense related to the Company’s intangible assets is approximately $2.4 million for the remainder of 2023 and $9.7 million for each year starting 2024 through 2029, and $2.4 million for 2030.

Recently Issued Accounting Standards:

In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-10, Government Assistance (Topic 832) (“ASU-2021-10”), which enhances disclosure of transactions with governments that are accounted for by applying a grant or contribution model. ASU 2021-10 requires entities to provide information about the nature of the transactions, the related accounting policies used to account for the transactions, the effect of the transactions on an entity's financial statements, and significant terms and conditions associated with the transactions. ASU 2021-10 must be adopted for fiscal years beginning after December 15, 2021. Early adoption is permitted. We adopted this guidance during 2022 and recognized approximately $3.8 million in payroll tax credits under the Coronavirus Aid Relief Economic Security Act (the “CARES Act”). The entire amount of $3.8 million had been received by the Company as of March 31, 2023.

Note 3—Accounts Receivable, Net:

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Trade accounts receivable	$23,813	$27,600
Royalty revenue receivable	5,675	12,750
Total accounts receivable	$29,488	$40,350

Allowance for credit losses	(514)	—
Total accounts receivable, net	$28,974	$40,350

Trade accounts receivable consist entirely of amounts owed from the Company’s customers related to product sales. Royalty revenue receivable represents amounts owed related to royalty revenue recognized based on the Company’s sub-licensees’ sales in their respective territories in the periods ended September 30, 2023 and December 31, 2022.

For all accounts receivable, the Company recognizes credit losses based on lifetime expected losses to selling, general and administrative expense in the condensed consolidated statements of operations. In determining estimated credit losses, the Company evaluates its historical loss rates, current economic conditions and reasonable and supportable forecasts of future economic conditions.

Note 4—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Current:
CRO services	$6	$431
Other clinical development	826	1,408
Insurance	408	2,318
Professional fees	1,026	300
Other	1,418	1,445
	3,684	5,902
Long-term:
Other clinical development	168	—
Other	2,740	2,069
	2,908	2,069
Totals	$6,592	$7,971

Other current prepaid amounts consist primarily of deposits, subscriptions/software, and sponsorships. Other long-term prepaid amounts consist primarily of deposits, capitalized sublease commission fees paid, and a sublease tenant improvement allowance, net of amortization.

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

Total rent expense for the three and nine months ended September 30, 2023 was approximately $1.2 million and $3.7 million, respectively. Total rent expense for the three and nine months ended September 30, 2022 was approximately $1.2 million and $3.7 million, respectively. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. The Company’s office leases generally have contractually specified minimum rent and annual rent increases that are included in the measurement of the ROU asset and related lease liability. Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in selling, general and administrative costs in the condensed consolidated statements of operations when they are incurred.

Supplemental cash flow information related to leases for the nine months ended September 30, 2023:
Operating cash flows used for operating leases (in thousands)	$4,546
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted average remaining lease term (in years)	2.5
Weighted average discount rate	10.9%

Future minimum lease payments as of September 30, 2023 were as follows (in thousands):

Amount
2023 (remaining)	$1,419
2024	5,805
2025	5,983
2026	1,509
Total minimum lease payments	$14,716
Less: imputed interest	(1,792)
Total lease liabilities	$12,924

In February 2019, the Company entered into a long-term sublease agreement for 12,429 square feet of the office space in Los Angeles, California. The term of the lease runs until March 2026 and rent amounts payable to the Company increase approximately 3% per year. The Company recorded operating sublease income of $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively, in other income (expenses) in the condensed consolidated statements of operations.

In September 2023, the Company entered into a long-term sublease agreement for 13,916 square feet of the office space in Los Angeles, California, which commences in November 2023. The term of the lease runs until March 2026 and the rent amounts payable to the Company increase approximately 3% per year. The Company will begin to record sublease income in other income (expenses) in the condensed consolidated statements of operations beginning November 2023. As a result of the long-term sublease, the Company recorded an impairment expense on the right-of-use asset of approximately $0.6 million.

The future minimum lease payments to be received as of September 30, 2023, were as follows (in thousands):

Amount
2023 (remaining)	$209
2024	1,013
2025	1,044
2026	266
Total	$2,533

Note 6—Property and Equipment, Net:

Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Leasehold improvements	$3,779	$3,779
Computer equipment	2,228	2,132
Telephone equipment	302	302
Furniture and fixtures	2,359	2,359
Total property and equipment	8,668	8,572
Less: accumulated depreciation	(7,761)	(7,426)
Property and equipment, net	$907	$1,146

For the three and nine months ended September 30, 2023, the Company incurred depreciation expense of $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2022, the Company incurred depreciation expense of $0.2 million and $0.5 million, respectively.

Note 7—Intangible Assets, Net:

Intangible assets, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Acquired and in-licensed rights	$102,500	$102,500
Less: accumulated amortization	(39,195)	(31,890)
Total intangible assets, net	$63,305	$70,610

For the three and nine months ended September 30, 2023, the Company incurred amortization expense of $2.4 million and $7.3 million, respectively. The estimated remaining useful life of the intangible assets as of September 30, 2023 is 6.5 years.

Note 8—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Current:
Accrued legal verdict expense	$—	$8,000
Accrued royalties	9,575	13,585
Accrued CRO services	893	1,796
Accrued variable consideration	9,034	12,304
Accrued bonus	5,161	7,667
Accrued compensation	4,227	4,301
Accrued other clinical development	1,247	1,233
Accrued professional fees	860	1,649
Accrued legal fees	1,848	1,731
Accrued manufacturing costs	664	553
Other	264	215
	33,773	53,034
Long-term:
Accrued legal verdict expense	7,618	7,354
Accrued other	121	37
	7,739	7,391
Totals	$41,512	$60,425

Included in accrued long-term legal verdict expense is approximately $7.6 million ($8.0 million net of imputed interest) as of September 30, 2023 that is related to Eshelman v. Puma Biotechnology, Inc., et al. The Company announced on November 10, 2022, that the parties entered into a settlement agreement. Pursuant to the settlement agreement, Dr. Eshelman filed a Stipulation of Voluntary Dismissal with Prejudice on November 7, 2022, and the Company agreed to pay Dr. Eshelman $16.0 million. The settlement amount will be paid in two separate payments, the first payment of $8.0 million was paid in January 2023, and the final payment of $8.0 million will be paid on or before November 1, 2024.

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

Other current accrued expenses consist primarily of marketing expenses, business license fees, and recruiting placement fees.

Note 9—Debt:

Long term debt consisted of the following (in thousands):

	September 30, 2023	Maturity Date
Total debt, inclusive of $2.0 million exit payment	$102,000	July 23, 2026
Less: debt issuance costs and discounts	(2,702)
Less: current portion	(22,664)
Total long-term debt, net	$76,634

Athyrium Note Purchase Agreement:

The Company issued senior notes for an aggregate principal amount of $100.0 million pursuant to a note purchase agreement dated July 23, 2021, by the Company, and its subsidiaries, and Athyrium Opportunities IV Co-Invest 1 LP (“Athyrium”), as Administrative Agent, and certain other investor parties (the “Note Purchase Agreement”), with an initial maturity date of July 23, 2026 (the “Athyrium Notes”). The Athyrium Notes were issued for face amount of $100.0 million net of an original issue discount of $1.5 million. The Athyrium Notes also require a 2.0% exit payment to be made on each payment of principal. The borrowings under the Athyrium Notes, together with cash on hand, were used to repay the Company’s outstanding indebtedness, including the applicable exit and prepayment fees owed to lenders under its Oxford Credit Facility. The Company can borrow up to an additional $25.0 million under the Note Purchase Agreement for general corporate purposes and to further support commercial initiatives. The Athyrium Notes are secured by substantially all of the Company’s assets. The Company incurred $1.9 million of deferred financing costs with the borrowing.

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

Following the effectiveness of the Third Amendment, the Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) the lesser of (i) the sum of (x) three-month term SOFR for an interest period of three months plus (y) 0.26161% (26.161 basis points) and (ii) three and one-half of one percent (3.50%) per annum. Interest is payable quarterly on the last business day of March, June, September and December each year. Beginning June 30, 2024, principal payments are required to be made quarterly at 11.11% of the original face amount with the remaining balance paid at maturity. Each principal payment will also include a 2.0% exit payment. As of September 30, 2023, the effective interest rate for the loan was 12.99%.

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

As of  September 30, 2023, the principal balance outstanding under the Athyrium Notes was $100.0 million and exit fees of $2.0 million represent the balance of the Company’s long-term debt.

The future minimum principal and exit payments under the Athyrium Notes as of September 30, 2023 are as follows (in thousands):

Amount
2023 (remaining)	$—
2024	33,997
2025	45,329
2026	22,674
Total	$102,000

Debt Issuance Costs and Discounts:

Debt issuance costs and discounts consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Debt issuance costs and discounts (Athyrium Notes)	$5,410	$5,410
Less: accumulated amortization	(2,708)	(1,717)
Included in long-term debt	$2,702	$3,693

Debt issuance costs and discounts are financing costs related to the Company’s outstanding debt. Amortization of debt issuance costs is expensed using the effective interest method and is included in interest expense in the condensed consolidated statement of operations. For both the three and nine months ended September 30, 2023 and 2022, the Company recorded approximately $0.2 million and $0.6 million of interest expense, respectively, related to the amortization of debt issuance costs in the condensed consolidated statements of operations.

Note 10—Stockholders’ Equity:

Common Stock:

The Company issued no shares of common stock upon exercise of stock options during the nine months ended September 30, 2023 and 2022, respectively. The Company issued 1,197,130 and 849,079 shares of common stock upon vesting of RSUs during the nine months ended September 30, 2023 and 2022, respectively.

On March 8, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Alan H. Auerbach, our President, Chief Executive Officer and Chairman of the Board, and Athyrium Opportunities IV Co-Invest 2 LP, an affiliate of the administrative agent and a purchaser under the Company’s existing note purchase agreement (together with Mr. Auerbach, the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to sell an aggregate of 3,584,228 shares of our common stock, par value $0.0001 per share, to the Purchasers for aggregate gross proceeds of approximately $10.0 million before deducting any offering expenses (the “Private Placement”). The purchase price for each share was $2.79, which was equal to the closing price of the Company’s common stock on NASDAQ on the date of the Purchase Agreement. Each Purchaser agreed to purchase approximately $5.0 million of the shares, which resulted in Mr. Auerbach purchasing 1,792,114 shares of common stock. The Private Placement closed on March 10, 2022. In addition, Mr. Auerbach purchased an additional 568,181 shares of the Company's common stock on December 9, 2022 at a purchase price of $4.40 per share. The purchase price was equal to the closing price of the Company’s common stock on NASDAQ on the date of each purchase.

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

Stock Options and Restricted Stock Units:

The Company’s 2011 Plan, as amended, was adopted by the Company’s Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers, and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. As of September 30, 2023 a total of 14,545,860 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

All of the options awarded by the Company have been “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107 - Share Based Payment. As of September 30, 2023, 5,587,936 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2011 Plan and 1,787,903 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees and nonemployees was estimated using the Black-Scholes Option Pricing Method (see Note 2—Significant Accounting Policies) with the following weighted-average assumptions used during the nine months ended  September 30:

	2023	2022
Dividend yield	0.0%	0.0%
Expected volatility	85.5%	86.3%
Risk-free interest rate	3.9%	1.9%
Expected life in years	5.63	5.60

The Company’s 2017 Plan, as amended, was adopted by the Company’s Board of Directors on April 27, 2017. Pursuant to the 2017 Plan, the Company may grant stock options and RSUs, as well as other forms of equity-based compensation, to employees as an inducement to join the Company. The maximum term of stock options granted under the 2017 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. On July 15, 2021, the Board of Directors adopted an amendment to the 2017 Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder by 1,000,000 shares. As of September 30, 2023 a total of 3,000,000 shares of the Company’s common stock have been reserved for issuance under the 2017 Plan. As of September 30, 2023, a total of 871,793 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2017 Plan and 1,146,332 shares of the Company’s common stock are available for future issuance under the 2017 Plan.

Stock-based compensation expense was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Stock-based compensation:
Options:
Selling, general, and administrative	$566	$753	$1,947	$2,233
Research and development	153	139	457	414
Restricted stock units:
Selling, general, and administrative	1,228	1,185	3,477	4,015
Research and development	598	753	1,934	2,536
Total stock-based compensation expense	$2,545	$2,830	$7,815	$9,198

Activity with respect to options granted under the 2011 Plan and 2017 Plan is summarized as follows:

Stock Option Roll Forward:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	4,212,481	$59.59	5.1	$1,046
Granted	581,614	$4.39	9.4
(Expired)	(100,353)	$114.62
Outstanding at September 30, 2023	4,693,742	$51.57	5.1	$145
Nonvested at September 30, 2023	731,874	$4.90	8.9	$36
Exercisable	3,961,868	$60.19	4.4	$109

At September 30, 2023 total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $2.0 million, which is expected to be recognized over a weighted-average period of 1.0 years. At September 30, 2023 the total estimated unrecognized employee compensation cost related to non-vested RSUs was approximately $5.8 million, which is expected to be recognized over a weighted-average period of 1.2 years. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2023 and 2022 was $3.17 and $1.72 per share, respectively. The weighted average grant date fair value of RSUs awarded during the nine months ended September 30, 2023 and 2022 was $3.98 and $2.46 per share, respectively.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2022	799,376	$4.25
Granted	581,614	3.17
(Vested)	(649,116)	4.12
Nonvested shares at September 30, 2023	731,874	$3.52

Restricted Stock Unit Roll Forward:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2022	1,501,767	$4.92
Granted	1,520,527	3.98
(Vested)	(1,197,130)	4.70
(Forfeited)	(59,177)	5.02
Nonvested shares at September 30, 2023	1,765,987	$4.25

Note 11—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $1.4 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Takeda License Agreement

In September 2022, the Company entered an exclusive license agreement with Takeda to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of aurora kinase A. Under the terms of the exclusive license agreement, the Company will assume sole responsibility for the global development and commercialization of alisertib. Takeda received an upfront license fee of $7.0 million in October 2022 and is eligible to receive potential future milestone payments of up to $287.3 million upon the Company’s achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. The Company recorded in-process research and development expense of $7.0 million during the three months ended September 30, 2022, in connection with the up-front payment related to the asset acquisition. As of September 30, 2023, no milestones had been accrued as the underlying contingencies were not probable or estimable.

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

Legal Malpractice Suit

On  September 17, 2020, the Company filed a lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. The Company is alleging legal malpractice based on the defendants’ negligent handling of the defense of the Company in Eshelman v. Puma Biotechnology, Inc., et al. The Company is seeking recovery of the entire amount awarded in Eshelman v. Puma Biotechnology, Inc., et al. and all legal fees and expenses incurred in appealing from the judgment and retrying the damages phase of the trial. On  November 23, 2020, the defendant filed an answer to the complaint denying the allegations of negligence. On August 19, 2022, the Company filed a voluntary dismissal of the legal malpractice action, without prejudice, to allow the Eshelman v. Puma Biotechnology, Inc., et al. to conclude before proceedings. On June 2, 2023 the Company re-filed the lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. On August 22, 2023, the defendants filed motions to dismiss the case. These motions have not been scheduled for hearing.

Mfolozi Dlamini, individually and on behalf of all others similarly situated v. Puma Biotechnology, Inc.

On May 26, 2023, Mfolozi Dlamini filed a Class Action Complaint against the Company in the United States District Court for the Central District of California, alleging injuries as a result of unauthorized disclosure of certain individuals’ personally identifiable information in connection with a data security incident discovered by the Company in June 2022. On September 21, 2023, the plaintiff and the Company agreed to dismiss the action with prejudice.

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ’314 patent”) and 10,596,162 (“the ’162 patent”) (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ’314 and ’162 patents. The Company is an exclusive licensee of the ’314 and ’162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of unclean hands and patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. A Markman Hearing was conducted on March 17, 2023, and the Court issued its claim construction decision on March 29, 2023. Fact discovery closed on May 19, 2023. The parties have exchanged expert reports, and are now preparing to conduct expert depositions. Expert discovery will close on November 17, 2023. Any dispositive motions and/or Daubert motions challenging the admissibility of expert testimony are to be filed by December 8, 2023. A jury trial is scheduled to begin on May 13, 2024.

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

Acebright China Litigation

On January 18, 2022, Shanghai Acebright Pharmaceuticals Group Co., Ltd. (“Acebright”) filed an ANDA with the National Medical Products Administration in China (“NMPA”) seeking approval to market a generic version of the Company’s NERLYNX® (neratinib) tablet, 40mg in China. Acebright seeks approval prior to the expiration of three patents listed on the China Patent Information Registration Platform for Marketed Drugs (“Chinese Orange Book”), namely, Chinese Patent Nos. ZL201410082103.7, ZL201080060546.6, and ZL200880118789.3 (“NERLYNX® Patents”), alleging in a Type 4.2 patent declaration that its generic version of NERLYNX does not fall within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The patent declaration of Acebright was published in the Chinese Orange Book on January 19, 2022. On March 2, 2022, the Company filed petitions with the China National Intellectual Property Administration (“CNIPA”) and requested administrative determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The Company’s request for administrative determination was accepted by CNIPA on March 18, 2022. The Company has notified NMPA of the acceptance of the request for administrative determination for NMPA to institute a stay of Acebright’s ANDA for nine months. On July 11, 2022, CNIPA decided that claims 5 and 6 of Patent No. ZL200880118789.3 are not eligible for registration in the Chinese Orange Book on the ground that these two pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On September 9, 2022, CNIPA decided that the generic drug in Acebright’s ANDA does not fall within the protection scope of claims 1, 3, 5 and 6 of Patent No. ZL201410082103.7 and claims 1-4, 7 and 9-13 of Patent No. ZL201080060546.6. The three CNIPA administrative decisions on NERLYNX® Patents have lifted the stay of Acebright’s ANDA by NMPA. The Company has appealed each CNIPA administrative decision in January 2023 at the Beijing Intellectual Property Court (“BJIPC”). The three appeals were accepted by BJIPC on February 20, 2023. The Company also filed three civil complaints based on the three NERLYNX® Patents against Acebright with the BJIPC in July 2022 and requested court determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents. On May 6, 2023, the Company withdrew two civil lawsuits and two appeals in relation to Chinese Patent Nos. ZL201410082103.7 and ZL201080060546.6 at the BJIPC. On May 24, 2023, the BJIPC accepted the Company’s withdrawal request. On July 24, 2023, the Company withdrew the remaining one civil lawsuit and one appeal in relation to Chinese Patent No. ZL200880118789.3 at the BJIPC. On August 15, 2023, the BJIPC accepted the Company’s withdrawal request. On September 12, 2023, the NMPA approved Acebright’s ANDA to market a generic version of the Company’s NERLYNX® in China with the approval number of GuoYaoZhunZi H20234141. The Company has the right to enforce NERLYNX® Patents in civil litigation under Article 11 of the Chinese Patent Law before the Chinese court.

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

On March 13, 2023, the Company submitted four Article 76 petitions against the Kelun ANDA with the CNIPA and requested administrative determination that Kelun’s generic neratinib tablet falls within the scope of the claims of the four Orange Book patents. On March 21, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to Patent Nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On March 24, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to Patent Nos. ZL201410082103.7 and ZL201080060546.6. On April 17, 2023, the Company requested the NMPA to institute a nine-month stay against Kelun’s ANDA starting from the CNIPA’s acceptance of the Company’s request for administrative determination. On September 14, 2023, the Company withdrew the two requests for administrative determination in relation to Chinese Patent Nos. ZL201410082103.7 and ZL201080060546.6 at the CNIPA. On September 25, 2023, the CNIPA accepted the Company’s withdrawal request.

Note 13—Subsequent Events

On October 26, 2023, the Company implemented a reduction in our workforce of approximately 5% across the Company. The Company anticipates that it will incur approximately $0.4 million in related costs, which include severance payments and insurance premiums. These costs will be recorded in the fourth quarter of 2023. The Company believes that all payments related to this plan will be made by March 31, 2024.

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

Overview

We are a biopharmaceutical company that develops and commercializes innovative products to enhance cancer care and improve treatment outcomes for patients. We are currently commercializing NERLYNX, an oral version of neratinib, for the treatment of certain HER2-positive breast cancers. Additionally, we recently in-licensed and are responsible for global development and commercialization of alisertib. Alisertib is a selective, small-molecule inhibitor of aurora kinase A that is designed to disrupt mitosis leading to apoptosis of rapidly proliferating tumor cells that are dependent on aurora kinase A. Prior to our licensing alisertib from Takeda, alisertib was tested in over 1,300 patients who were treated across 22 company-sponsored trials resulting in a large, well-characterized clinical safety database. Based on information in this database, we believe alisertib has potential application in the treatment of a range of different cancer types, including hormone receptor-positive breast cancer, triple-negative breast cancer and small cell lung cancer. We intend to pursue development of alisertib initially in small cell lung cancer and hormone receptor-positive breast cancer.

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

We currently market NERLYNX in the United States using our direct specialty sales force consisting of approximately 40 sales specialists. Our sales specialists are supported by an experienced sales leadership team consisting of regional managers and directors, as well as a commercial team of experienced professionals in marketing, access and reimbursement, managed markets, marketing research, commercial operations and sales force planning and management. Outside the United States, we seek to enter into exclusive sub-license agreements with third parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. We are currently party to several sub-licenses in various regions outside the United States, including Europe (excluding Russia and Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, and various countries and territories in Central America, South America and Africa. As of September 30, 2023, NERLYNX has received approval for the treatment of certain patients with extended adjuvant or metastatic HER2-positive breast cancer in over 50 countries outside the United States.

In September 2022, we entered into an exclusive license agreement with Takeda Pharmaceutical Company Limited (“Takeda”) to license the worldwide research and development and commercial rights to alisertib. Alisertib is an investigational, reversible, ATP-competitive inhibitor that is designed to be highly selective for aurora kinase A. Inhibition of aurora kinase A can lead to disruption of mitotic spindle apparatus assembly, disruption of chromosome segregation, and inhibition of cell proliferation. In clinical trials to date, alisertib had shown single agent activity and activity in combination with other cancer drugs in the treatment of many different types of cancers, including hormone receptor-positive breast cancer, triple-negative breast cancer, small cell lung cancer and head and neck cancer.

Under the terms of the exclusive license agreement, we assumed sole responsibility for the global development and commercialization of alisertib. We paid Takeda an upfront license fee of $7.0 million in October 2022, and it is eligible to receive potential future milestone payments of up to $287.3 million upon our achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. We recorded in-process research and development expense of $7.0 million during the year ended December 31, 2022, in connection with the up-front payment related to the asset acquisition. As of September 30, 2023, no milestones had been accrued as the underlying contingencies were not probable or estimable.

Our expenses to date have been related to hiring staff, commencing company-sponsored clinical trials and the build out of our corporate infrastructure and, since 2017, the commercial launch of NERLYNX. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance product development. To date, our major sources of working capital have been proceeds from product and license revenue, public offerings of our common stock, proceeds from our credit facility and sales of our common stock in private placements. We intend to satisfy our near-term liquidity requirements through a combination of our existing cash and cash equivalents and marketable securities as of September 30, 2023, and proceeds that will become available to us through product sales, royalties and sub-license milestone payments. However, this intention is based on assumptions that may prove to be wrong. Changes may occur that would consume our available capital faster than anticipated, including changes in and progress of our development activities, the impact of commercialization efforts, acquisitions of additional drug candidates and changes in regulation. Some of these developments have had and may continue to have an adverse effect on our revenue and thus could have an adverse effect on our ability to satisfy the minimum revenue and cash balance covenants contained in the Athyrium Notes.

Critical Accounting Policies

As of the date of the filing of this Quarterly Report, we believe there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2023 from our accounting policies at December 31, 2022, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Reclassification:

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment to the presentation of operating lease assets and liabilities, net has been made to the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022.

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

Research and development expenses:

Research and development expenses (“R&D expenses”) include costs associated with services provided by consultants who conduct and perform clinical services on our behalf and contract organizations for the manufacturing of clinical materials. During the three and nine months ended September 30, 2023 and 2022, our R&D expenses consisted primarily of clinical research organization (“CRO fees”), fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our R&D expenses as they are incurred. Internal R&D expenses primarily consist of payroll-related costs and also include equipment costs, travel expenses and supplies.

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

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Total revenue:

Total revenue for the three months ended September 30, 2023 was approximately $56.1 million, compared to $57.1 million for the three months ended September 30, 2022. This decrease in total revenue was primarily due to a decrease in product revenue, net of approximately $2.7 million, partially offset by an increase in royalty revenue of $1.7 million.

Product revenue, net:

Product revenue, net was approximately $51.6 million for the three months ended September 30, 2023, compared to $54.3 million for the three months ended September 30, 2022. This decrease in product revenue, net was primarily attributable a decrease of approximately 10% in bottles of NERLYNX sold compared to the three months ended September 30, 2022, partially offset by an increase in net selling price compared to the three months ended September 30, 2022. The related deductions to gross revenue for variable consideration for the three months ended September 30, 2023 were slightly lower compared to the three months ended September 30, 2022.

Royalty revenue:

Royalty revenue was approximately $4.5 million for the three months ended September 30, 2023, compared to approximately $2.8 million for the three months ended September 30, 2022. The increase was due primarily to the timing of sales made in China by Puma's sub-licensee.

Cost of sales:

Cost of sales was approximately $13.3 million for the three months ended September 30, 2023, compared to approximately $12.5 million for the three months ended September 30, 2022. The increase was primarily due to higher unit volume sales to our sub-licensees and the related higher royalty expense and by increased intangible amortization related to the $12.5 million paid to Pfizer for meeting a commercial sales milestone as of December 31, 2022.

Selling, general and administrative expenses:

SG&A expenses were approximately $22.8 million for the three months ended September 30, 2023, compared to approximately $24.0 million for the three months ended September 30, 2022. SG&A expenses for the three months ended September 30, 2023 and 2022 were as follows:

Selling, general, and administrative expenses	For the Three Months Ended		Change
(in thousands)	September 30,		$	%
	2023	2022	2023/2022	2023/2022
Payroll and related costs	$7,973	$7,780	$193	2.5%
Professional fees and expenses	9,152	10,794	(1,642)	-15.2%
Travel and meetings	1,099	1,130	(31)	-2.7%
Facilities and equipment costs	1,283	1,331	(48)	-3.6%
Stock-based compensation	1,795	1,938	(143)	-7.4%
Loss on impairment of asset	625	—	625	100.0%
Other	874	988	(114)	-11.5%
	$22,801	$23,961	$(1,160)	-4.8%

SG&A expenses decreased by approximately $1.2 million for the three months ended September 30, 2023, compared to the same period in 2022, primarily attributable to the following:

●	a decrease in professional fees and expenses of approximately $1.6 million, primarily related to a $0.6 million decrease in legal fees, a $0.6 million decrease in consultants and contractors, and a $0.3 million decrease in insurance costs;

●	a decrease in stock-based compensation expense of approximately $0.1 million, primarily due to lower fair val ue on equity grants as a result of a lower market price for our common stock;

●	a decrease in other expenses of $0.1 million, primarily due to lower training related expenses; partially offset by

●	an increase in payroll and related costs of approximately $0.2 million, primarily related to salary increases that began in the first quarter of 2023; and

●	an increase in loss on impairment of asset expense of $0.6 million in connection with our decision to sublease a portion of our leased office space, which was recorded as an operating asset in accordance with ASC 842.

Research and development expenses:

R&D expenses were approximately $11.4 million for the three months ended September 30, 2023, compared to approximately $11.3 million for the three months ended September 30, 2022. R&D expenses for the three months ended September 30, 2023 and 2022, were as follows:

Research and development expenses	For the Three Months Ended		Change
(in thousands)	September 30,		$	%
	2023	2022	2023/2022	2023/2022
Clinical trial expense	$2,791	$2,737	$54	2.0%
Internal R&D	7,307	6,844	463	6.8%
Consultant and contractors	597	780	(183)	-23.5%
Stock-based compensation	751	892	(141)	-15.8%
	$11,446	$11,253	$193	1.7%

R&D expenses increased by approximately $0.2 million for the three months ended September 30, 2023, compared to the same period in 2022, primarily attributable to the following:

●	an increase in internal R&D of approximately $0.5 million, primarily related to salary increases in the first quarter of 2023; partially offset by

●	a decrease in consultant and contractors expense of approximately $0.2 million, primarily due to the reduction and closure of clinical trial sites with respect to NERLYNX; and

●	a decrease in stock-based compensation expense of approximately $0.1 million, primarily due to lower fair value on equity grants as a result of a lower market price for our common stock.

Other income (expenses):

Other income (expenses)	For the Three Months Ended		Change
(in thousands)	September 30,		$	%
	2023	2022	2023/2022	2023/2022
Interest income	$689	$216	$473	219.0%
Interest expense	(3,339)	(2,947)	(392)	13.3%
Legal verdict expense	—	(19)	19	-100.0%
Other income	74	64	10	15.6%
	$(2,576)	$(2,686)	$110	-4.1%

Interest income:

For the three months ended September 30, 2023, we recognized approximately $0.7 million in interest income, compared to approximately $0.2 million of interest income for the three months ended September 30, 2022. The increase in interest income was primarily the result of higher interest rates and an increase in return on investment securities compared to the same period in 2022.

Interest expense:

For the three months ended September 30, 2023, we recognized approximately $3.3 million in interest expense, compared to approximately $2.9 million of interest expense for the three months ended September 30, 2022. The increase in interest expense was primarily related to higher interest rates on our Athyrium Notes, which is partially determined by the three-month SOFR rate, for the three months ended September 30, 2023 (see Part I., Item 3 of this Form 10-Q), as well as imputed interest on $8.0 million related to the final installment payment on the Eshelman litigation settlement due on or before November 1, 2024.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Total revenue:

Total revenue for the nine months ended September 30, 2023 was approximately $163.5 million, compared to $162.4 million for the nine months ended September 30, 2022. This increase in total revenue was primarily due to an increase in product revenue, net of approximately $3.6 million, partially offset by a decrease in royalty revenue of approximately $2.5 million in the nine months ended September 30, 2023.

Product revenue, net:

Product revenue, net was approximately $149.9 million for the nine months ended September 30, 2023, compared to $146.3 million for the nine months ended September 30, 2022. This increase in product revenue, net was primarily attributable to an increase in net selling price compared to the nine months ended September 30, 2022, partially offset by a decrease of approximately 3.7% in bottles of NERLYNX sold compared to the nine months ended September 30, 2022.The related deductions to gross revenue for variable consideration for the nine months ended September 30, 2023 were consistent with the nine months ended September 30, 2022.

Royalty revenue:

Royalty revenue was approximately $13.5 million for the nine months ended September 30, 2023, compared to approximately $16.0 million for the nine months ended September 30, 2022. The decrease of approximately $2.5 million was due to the timing of sales made in China by Puma's sub-licensee.

Cost of sales:

Cost of sales was approximately $38.4 million for the nine months ended September 30, 2023, compared to approximately $38.3 million for the nine months ended September 30, 2022. The increase was due to lower royalty expense related primarily to the timing of sales made in China by Puma's sub-licensee, partially offset by increased intangible amortization related to the $12.5 million paid to Pfizer for meeting a commercial sales milestone as of December 31, 2022.

Selling, general and administrative expenses:

SG&A expenses were approximately $69.7 million for the nine months ended September 30, 2023, compared to approximately $64.9 million for the nine months ended September 30, 2022. SG&A expenses for the nine months ended September 30, 2023 and 2022 were as follows:

Selling, general, and administrative expenses	For the Nine Months Ended		Change
(in thousands)	September 30,		$	%
	2023	2022	2023/2022	2023/2022
Payroll and related costs	$26,066	$21,172	$4,894	23.1%
Provision for credit loss	514	—	514	100.0%
Professional fees and expenses	26,377	27,192	(815)	-3.0%
Travel and meetings	4,268	3,636	632	17.4%
Facilities and equipment costs	3,873	4,042	(169)	-4.2%
Stock-based compensation	5,424	6,248	(824)	-13.2%
Loss on impairment of asset	625	—	625	100.0%
Other	2,602	2,649	(47)	-1.8%
	$69,749	$64,939	$4,810	7.4%

SG&A expenses increased by approximately $4.8 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily attributable to the following:

●

an increase in payroll and related costs of approximately $4.9 million, primarily related to a $2.0 million tax credit under the CARES Act recorded during the nine months ended September 30, 2022, without a comparable tax credit in 2023, salary increases that began in the first quarter of 2023, as well as lower turnover during the nine months ended September 30, 2023;

●	an increase in provision for credit loss of approximately $0.5 million, primarily due to a royalty receivable due from a sub-license partner, compared to no provision for credit loss expense for the nine months ended September 30, 2022;

●	an increase in travel and meetings expenses of approximately $0.6 million, primarily due to the overall easing of COVID-19 travel restrictions;

●	an increase in loss on impairment of asset expense of approximately $0.6 million in connection with our decision to sublease the right to use a portion of our leased office space recorded as an operating asset in accordance with ASC 842; partially offset by

●

a decrease in professional fees and expenses of approximately $0.8 million, consisting of a decrease of approximately $1.3 million in consultant and contractor fees and a decrease of $1.1 million in insurance and other costs, offset by an increase of approximately $1.6 million in legal fees (see Part II, Item 1. of this Form 10-Q);

●	a decrease in facilities and equipment costs of approximately $0.2 million, primarily due to lower depreciation expense for fully depreciated assets; and

●	a decrease in stock-based compensation expense of approximately $0.8 million, primarily due to lower fair value on equity grants as a result of a lower market price for our common stock.

Research and development expenses:

R&D expenses were approximately $37.5 million for the nine months ended September 30, 2023, compared to approximately $38.5 million for the nine months ended September 30, 2022. R&D expenses for the nine months ended September 30, 2023 and 2022, were as follows:

Research and development expenses	For the Nine Months Ended		Change
(in thousands)	September 30,		$	%
	2023	2022	2023/2022	2023/2022
Clinical trial expense	$9,583	$13,048	$(3,465)	-26.6%
Internal R&D	23,364	19,964	3,400	17.0%
Consultant and contractors	2,170	2,494	(324)	-13.0%
Stock-based compensation	2,392	2,950	(558)	-18.9%
	$37,509	$38,456	$(947)	-2.5%

R&D expenses decreased by approximately $0.9 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily attributable to the following:

●	a decrease in clinical trial expense of approximately $3.5 million, primarily due to the reduction and closure of clinical trial sites with respect to NERLYNX;

●	a decrease in consultant and contractors of approximately $0.3 million, primarily due to the reduction and closure of clinical trial sites with respect to NERLYNX;

●	a decrease in stock-based compensation of approximately $0.6 million, primarily due to lower fair value on equity grants as a result of a lower market price for our common stock; partially offset by

●	an increase in internal R&D of approximately $3.4 million, primarily due to a $1.8 million tax credit recorded during the nine months ended September 30, 2022 under the CARES Act without a comparable tax credit in 2023, as well as salary increases that began in the first quarter of 2023.

Other income (expenses):

Other income (expenses)	For the Nine Months Ended		Change
(in thousands)	September 30,		$	%
	2023	2022	2023/2022	2023/2022
Interest income	$1,886	$294	$1,592	541.5%
Interest expense	(9,976)	(8,313)	(1,663)	20.0%
Legal verdict expense	—	(92)	92	-100.0%
Other income	118	176	(58)	-33.0%
	$(7,972)	$(7,935)	$(37)	0.5%

Interest income:

For the nine months ended September 30, 2023, we recognized approximately $1.9 million in interest income, compared to approximately $0.3 million of interest income for the nine months ended September 30, 2022. The increase in interest income was primarily the result of higher interest rates and an increase in return on investment securities compared to the same period in 2022.

Interest expense:

For the nine months ended September 30, 2023, we recognized approximately $10.0 million in interest expense, compared to approximately $8.3 million of interest expense for the nine months ended September 30, 2022. The increase in interest expense was primarily related to higher interest rates on our Athyrium loan, which is partially determined by the three-month SOFR rate, for the nine months ended September 30, 2023 (see Item 3 of this Form 10-Q) as well as imputed interest on $8.0 million related to the final installment payment on the Eshelman litigation settlement due on or before November 1, 2024.

Liquidity and Capital Resources

The following table, which summarizes our liquidity and capital resources as of September 30, 2023 and December 31, 2022 and for the nine months ended September 30, 2023 and 2022, is intended to supplement the more detailed discussion that follows:

	As of	As of
Liquidity and capital resources (in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$81,800	$76,201
Marketable securities	$3,229	$4,873
Working capital	$57,992	$56,797
Long-term debt	$76,634	$98,307
Stockholders' equity	$38,742	$21,608

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash provided by (used in):
Operating activities	$16,554	$(23,510)
Investing activities	(10,955)	18,977
Financing activities	—	9,792
Net increase in cash, cash equivalents and restricted cash	$5,599	$5,259

On October 26, 2023, we implemented a reduction in our workforce of approximately 5% across the Company. We anticipate that we will incur approximately $0.4 million in related costs, which include severance payments and insurance premiums. These costs will be recorded in the fourth quarter of 2023. We believe that all payments related to this plan will be made by March 31, 2024.

Operating Activities:

Cash provided by operating activities for the nine months ended September 30, 2023 was $16.6 million and consisted of net income of approximately $9.3 million, offset by a decrease of approximately $17.6 million of non-cash items. These non-cash items included stock-based compensation, depreciation and amortization, provision for credit loss and loss on impairment of asset. In addition, there were decreases in cash flows from operations due to a decrease in accrued expenses and other of approximately $18.9 million, which included an $8.0 million payment related to the Eshelman litigation settlement, net, a decrease of $3.3 million in variable considerations, and $2.5 million in the employee bonus accrual, and a net decrease of $4.0 million in our Pfizer royalty accrual. Additional decreases in cash flows were due to a decrease in our post-marketing commitment liability of approximately $0.7 million, a decrease of $1.4 million in accounts payable and an increase of $1.2 million in inventory. These decreases in cash flows were partially offset increases in cash flows due to a decrease of $10.9 million in accounts receivable from collections and a decrease of $1.4 million in prepaid expenses and other. The decrease of $0.4 million in other current assets was due to receipt of CARES Act funds, partially offset by an increase of a $1.7 million receivable from a vendor related to damaged inventory.

Cash used in operating activities for the nine months ended September 30, 2022 was $23.5 million and consisted of net income of approximately $5.6 million, offset by a decrease of approximately $15.9 million of non-cash items, including stock-based compensation, and depreciation and amortization. Further changes in cash flows from operations included a decrease in accrued expenses and other of approximately $53.8 million related primarily to the $54.3 million in payments related to our class action lawsuit settlement, an increase in other assets of approximately $3.7 million due to a tax credit receivable related to the CARES Act, an increase of approximately $3.8 million in accounts payable, a decrease in our post-marketing commitment liability of approximately $0.7 million, offset by a decrease of approximately $4.5 million in accounts receivable, a decrease of $3.2 million in prepaid expense, and a decrease in inventory of approximately $1.7 million.

Investing Activities:

Cash used in investing activities for the nine months ended September 30, 2023 was approximately $11.0 million, compared to net cash provided by investing activities of approximately $19.0 million for the same period in 2022. Cash used in investing activities was primarily due to the purchase of the intangible asset of $12.5 million, and the purchase of available-for-sale securities of approximately $12.5 million, offset by the maturity of available-for-sale securities of approximately $14.2 million for the nine months ended September 30, 2023.

Cash provided by investing activities for the nine months ended September 30, 2022 was approximately $19.0 million, primarily due to maturity of available-for-sale securities.

Financing Activities:

There was no cash provided by or used in financing activities for the nine months ended September 30, 2023.

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

Following the effectiveness of the Third Amendment, the Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) the lesser of (i) the sum of (x) three-month term SOFR for an interest period of three months plus (y) 0.26161% (26.161 basis points) and (ii) three and one-half of one percent (3.50%) per annum. Interest is payable quarterly on the last business day of March, June, September and December each year. Beginning June 30, 2024, principal payments are required to be made quarterly at 11.11% of the original face amount with the remaining balance paid at maturity. Each principal payment will also include a 2.0% exit payment. As of September 30, 2023, the effective interest rate for the loan was 12.99%.

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

As of September 30, 2023, there were $102.0 million in term loans outstanding under the Athyrium Notes, representing all of our long-term debt outstanding as of that date, and we were in compliance with all applicable covenants.

Current and Future Financing Needs:

We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our research and development efforts and our commercialization efforts.

We may choose to begin new research and development efforts, or we may choose to launch additional marketing efforts. For example, we recently in-licensed alisertib from Takeda and assumed sole responsibility for its global development and commercialization. These efforts may require funding in addition to our cash and cash equivalents totaling approximately $81.8 million at September 30, 2023. While our consolidated financial statements have been prepared on a going concern basis, we expect to continue incurring significant losses for the foreseeable future and will need to generate significant revenue to sustain operations, successfully commercialize neratinib and develop alisertib. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Our ability to obtain funding may be adversely impacted by uncertain market conditions, including our success in commercializing NERLYNX, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time.

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

Non-GAAP Financial Measures

In addition to our operating results, as calculated in accordance with Generally Accepted Accounting Principles (“GAAP”) we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance. The following table presents our net income and net income per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation. For the three and nine months ended September 30, 2023, stock-based compensation represented approximately 7.4% and 7.3% of our operating expenses, respectively, compared to 8.0% and 8.9% for the same respective periods in 2022, in each case excluding cost of sales and acquired in-process research and development. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Adjusted Net Income and

GAAP Net Income (Loss) Per Share to Non-GAAP Adjusted Net Income Per Share

(in thousands except share and per share data)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
GAAP net income (loss)	$5,796		$(360)		$9,323		$5,608
Adjustments:
Stock-based compensation -
Selling, general and administrative (1)	1,794		1,938		5,424		6,248
Research and development (2)	751		892		2,391		2,950
Non-GAAP adjusted net income	$8,341		$2,470		$17,138		$14,806

GAAP net income (loss) per share—basic	$0.12		$(0.01)		$0.20		$0.13
Adjustment to net income (loss) (as detailed above)	0.06		0.06		0.16		0.20
Non-GAAP adjusted basic net income per share	$0.18	(3)	$0.05	(4)	$0.36	(3)	$0.33	(4)

GAAP net income (loss) per share—diluted	$0.12		$(0.01)		$0.20		$0.13
Adjustment to net income (loss) (as detailed above)	0.05		0.06		0.16		0.20
Non-GAAP adjusted diluted net income per share	$0.17	(5)	$0.05	(6)	$0.36	(5)	$0.33	(6)

(1)	To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2)	To reflect a non-cash charge to operating expense for research and development stock-based compensation.
(3)

Non-GAAP adjusted basic net income per share was calculated based on 47,520,338 and 46,977,127 weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2023, respectively.

(4)

Non-GAAP adjusted basic net income per share was calculated based on 45,567,739 and 44,290,432 weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2022, respectively.

(5)

Non-GAAP adjusted diluted net income per share was calculated based on 47,819,234 and 47,397,209 weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2023, respectively.

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

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invested our excess cash primarily in cash equivalents such as money market investments as of September 30, 2023. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of borrowings outstanding under the Athyrium Notes. As of September 30, 2023 the aggregate outstanding principal amounts of the Athyrium Notes was $100.0 million. The Athyrium Notes bear interest at a rate per annum equal to the sum of 8.00% plus the adjusted three-month term SOFR and the lesser of (a) the sum of (i) three-month term SOFR and (ii) 0.26161% (26.161 basis points) and (b) three and one-half of one percent (3.50%) per annum. If overall interest rates had increased by one hundred basis points during the quarter ended September 30, 2023, our interest expense would have increased by $1.0 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Legal Malpractice Suit

On September 17, 2020, the Company filed a lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. The Company is alleging legal malpractice based on the defendants’ negligent handling of the defense of the Company in Eshelman v. Puma Biotechnology, Inc., et al. The Company is seeking recovery of the entire amount awarded in Eshelman v. Puma Biotechnology, Inc., et al. and all legal fees and expenses incurred in appealing from the judgment and retrying the damages phase of the trial. On November 23, 2020, the defendant filed an answer to the complaint denying the allegations of negligence. On August 19, 2022, the Company filed a voluntary dismissal of the legal malpractice action, without prejudice, to allow the Eshelman v. Puma Biotechnology, Inc., et al. to conclude before proceedings. On June 2, 2023 the Company re-filed the lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. On August 22, 2023, the defendants filed motions to dismiss the case. These motions have not been scheduled for hearing.

Mfolozi Dlamini, individually and on behalf of all others similarly situated v. Puma Biotechnology, Inc.

On May 26, 2023, Mfolozi Dlamini filed a Class Action Complaint against the Company in the United States District Court for the Central District of California, alleging injuries as a result of unauthorized disclosure of certain individuals’ personally identifiable information in connection with a data security incident discovered by the Company in June 2022. On September 21, 2023, the plaintiff and the Company agreed to dismiss the action with prejudice.

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ’314 patent”) and 10,596,162 (“the ’162 patent”) (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ’314 and ’162 patents. The Company is an exclusive licensee of the ’314 and ’162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of unclean hands and patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. A Markman Hearing was conducted on March 17, 2023, and the Court issued its claim construction decision on March 29, 2023. Fact discovery closed on May 19, 2023. The parties have exchanged expert reports, and are now preparing to conduct expert depositions. Expert discovery will close on November 17, 2023. Any dispositive motions and/or Daubert motions challenging the admissibility of expert testimony are to be filed by December 8, 2023. A jury trial is scheduled to begin on May 13, 2024.

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

Acebright China Litigation

On January 18, 2022, Shanghai Acebright Pharmaceuticals Group Co., Ltd. (“Acebright”) filed an ANDA with the National Medical Products Administration in China (“NMPA”) seeking approval to market a generic version of the Company’s NERLYNX® (neratinib) tablet, 40mg in China. Acebright seeks approval prior to the expiration of three patents listed on the China Patent Information Registration Platform for Marketed Drugs (“Chinese Orange Book”), namely, Chinese Patent Nos. ZL201410082103.7, ZL201080060546.6, and ZL200880118789.3 (“NERLYNX® Patents”), alleging in a Type 4.2 patent declaration that its generic version of NERLYNX does not fall within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The patent declaration of Acebright was published in the Chinese Orange Book on January 19, 2022. On March 2, 2022, the Company filed petitions with the China National Intellectual Property Administration (“CNIPA”) and requested administrative determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The Company’s request for administrative determination was accepted by CNIPA on March 18, 2022. The Company has notified NMPA of the acceptance of the request for administrative determination for NMPA to institute a stay of Acebright’s ANDA for nine months. On July 11, 2022, CNIPA decided that claims 5 and 6 of Patent No. ZL200880118789.3 are not eligible for registration in the Chinese Orange Book on the ground that these two pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On September 9, 2022, CNIPA decided that the generic drug in Acebright’s ANDA does not fall within the protection scope of claims 1, 3, 5 and 6 of Patent No. ZL201410082103.7 and claims 1-4, 7 and 9-13 of Patent No. ZL201080060546.6. The three CNIPA administrative decisions on NERLYNX® Patents have lifted the stay of Acebright’s ANDA by NMPA. The Company has appealed each CNIPA administrative decision in January 2023 at the Beijing Intellectual Property Court (“BJIPC”). The three appeals were accepted by BJIPC on February 20, 2023. The Company also filed three civil complaints based on the three NERLYNX® Patents against Acebright with the BJIPC in July 2022 and requested court determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents. On May 6, 2023, the Company withdrew two civil lawsuits and two appeals in relation to Chinese Patent Nos. ZL201410082103.7 and ZL201080060546.6 at the BJIPC. On May 24, 2023, the BJIPC accepted the Company’s withdrawal request. On July 24, 2023, the Company withdrew the remaining one civil lawsuit and one appeal in relation to Chinese Patent No. ZL200880118789.3 at the BJIPC. On August 15, 2023, the BJIPC accepted the Company’s withdrawal request. On September 12, 2023, the NMPA approved Acebright’s ANDA to market a generic version of the Company’s NERLYNX® in China with the approval number of GuoYaoZhunZi H20234141. The Company has the right to enforce NERLYNX® Patents in civil litigation under Article 11 of the Chinese Patent Law before the Chinese court.

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

On March 13, 2023, the Company submitted four Article 76 petitions against the Kelun ANDA with the CNIPA and requested administrative determination that Kelun’s generic neratinib tablet falls within the scope of the claims of the four Orange Book patents. On March 21, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to Patent Nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On March 24, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to Patent Nos. ZL201410082103.7 and ZL201080060546.6. On April 17, 2023, the Company requested the NMPA to institute a nine-month stay against Kelun’s ANDA starting from the CNIPA’s acceptance of the Company’s request for administrative determination. On September 14, 2023, the Company withdrew the two requests for administrative determination in relation to Chinese Patent Nos. ZL201410082103.7 and ZL201080060546.6 at the CNIPA. On September 25, 2023, the CNIPA accepted the Company’s withdrawal request.

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

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 14, 2016 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2016, and incorporated herein by reference)

3.2	Fourth Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2023, and incorporated herein by reference)

10.1	Limited Waiver and Fifth Amendment to Note Purchase Agreement, dated July 7, 2023, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2023, and incorporated herein by reference)

10.2+	Sixth Amendment to Note Purchase Agreement, dated September 8, 2023, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent

31.1+

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023

31.2+

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023

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

PUMA BIOTECHNOLOGY, INC.

Date: November 2, 2023	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Maximo F. Nougues
Maximo Nougues
Chief Financial Officer
(Principal Financial and Accounting Officer)