Form 10-K
period 2023-12-31
PUMA BIOTECHNOLOGY, INC.
filed 2024-02-29
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $141.4 million as of June 30, 2023, based upon the closing price of $3.53 per share of the registrant’s common stock on the NASDAQ Global Select Market on Thursday, June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 26, 2024, there were 48,207,162 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), are incorporated by reference into Part III of the Form 10-K to the extent stated herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and may be forward looking. These forward-looking statements include, but are not limited to, statements about:

•	the commercialization of NERLYNX® (neratinib) tablets ( “NERLYNX”);

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our drug candidates;

•	the anticipated timing of regulatory filings;

•	the regulatory approval of our drug candidates;

•	our use of clinical research organizations (“CRO”) and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products;

•	efforts of our sub-licensees to obtain regulatory approval and commercialize NERLYNX in areas outside the United States;

•	our ability to market any of our products;

•	our expectations regarding our costs and expenses;

•	our anticipated capital requirements and estimates regarding our needs for additional financing;

•	our ability to compete against other companies and research institutions;

•	our ability to secure adequate protection for our intellectual property;

•	our intention and ability to vigorously defend against any litigation to which we are or may become party;

•	our ability to in-license additional drugs;

•	our ability to attract and retain key personnel; and

•	our ability to obtain adequate financing on favorable terms or at all.

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

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock, including those described in the section entitled “Item 1A. Risk Factors” in Part I of this Annual Report. These risks include, among others, the following:

•	While we have reported net income in the years ended December 31, 2023 and 2022, we cannot assure that we will continue to do so and may not be able to maintain profitability.

•	We are currently a single product company with limited commercial sales experience.

•	We may not be able to successfully commercialize NERLYNX in the future.

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

•	We have in-licensed alisertib, a drug candidate for which we have assumed all responsibility for global development and commercialization. Our development of alisertib will be expensive, lengthy and unpredictable, and any failure to successfully develop alisertib will have a material adverse effect on our business and financial position.

•

Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•

NERLYNX, alisertib or other drug candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any, as applicable.

•	We are in the early stages of development of alisertib, and we cannot be certain that we will be successful if we seek regulatory approvals for our drug candidates.

•

We have limited experience as a company in marketing or distributing pharmaceutical products. If we are unable to expand our marketing and sales capabilities in the commercialization of NERLYNX, our business, results of operations and financial condition may be materially adversely affected.

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

•

Even though the United States Food and Drug Administration (“FDA”) and the European Commission (“EC”) have granted approval of NERLYNX for the extended adjuvant treatment of certain patients with early stage, HER2-positive breast cancer and the FDA has granted approval for NERLYNX for the treatment of certain patients with metastatic HER2-positive breast cancer, the terms of the approvals may limit its commercial potential.

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

•	Our business, financial condition, results of operations and ongoing clinical trials have been, and could continue to be, harmed by the effects of public health emergencies or outbreaks of epidemics, pandemics or contagious diseases.

•	We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm us.

•	We depend significantly on in-licensed intellectual property, and the termination of these licenses would significantly harm our business and future prospects.

•

Our proprietary rights may not adequately protect our intellectual property and potential products, and if we cannot obtain adequate protection of our intellectual property and potential products, we may not be able to successfully market our potential products.

PART I

ITEM 1.	BUSINESS

Company Overview

Unless otherwise provided in this Annual Report, references to the “Company,” “we,” “us,” and “our” refer to Puma Biotechnology, Inc. and our wholly owned subsidiaries.

We are a biopharmaceutical company that develops and commercializes innovative products to enhance cancer care and improve treatment outcomes for patients. We are currently commercializing NERLYNX, an oral version of neratinib, for the treatment of HER2-positive breast cancer. Additionally, we have in-licensed, and are responsible for global development and commercialization of, alisertib. Alisertib is a selective, small-molecule inhibitor of aurora kinase A that is designed to disrupt mitosis leading to apoptosis of rapidly proliferating tumor cells that are dependent on aurora kinase A. Prior to our licensing alisertib from Takeda, alisertib was tested in over 1,300 patients who were treated across 22 company-sponsored trials resulting in a large, well-characterized clinical safety database. Based on information in this database, we believe alisertib has potential application in the treatment of range of different cancer types, including hormone receptor positive breast cancer, triple negative breast cancer, small cell lung cancer and head and neck cancer. We intend to pursue development of alisertib initially in small cell lung cancer and hormone receptor positive breast cancer.

The following figure provides an overview of our commercial product and drug candidates.

*	EBC: Early breast cancer
**	MBC: Metastatic breast cancer
***	HRc+: Hormone receptor positive
****	NSCLC: Non small cell lung cancer

Neratinib

Breast cancer is the leading cause of cancer death among women worldwide, with approximately one million new cases reported each year and more than 400,000 deaths per year. Up to 20% of breast cancer tumors show over-expression of the HER2 protein. Women with breast cancer that over-expresses HER2, referred to as HER2-positive breast cancer, are at greater risk for disease progression and death than women whose tumors do not over-express HER2. Therapeutic strategies have been developed to block HER2 in order to improve the treatment of this type of breast cancer. Trastuzumab, pertuzumab, lapatinib, T-DM1, fam‐trastuzumab deruxtecan and tucatinib are all drugs are used as single agents, in combination with other drugs and in combination with chemotherapy to treat patients with HER2-positive breast cancer at various stages.

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

We currently market NERLYNX in the United States using our direct specialty sales force consisting of approximately 38 sales specialists as of December 31, 2023. Our sales specialists are supported by an experienced sales leadership team consisting of regional managers and directors, as well as a commercial team of experienced professionals in marketing, access and reimbursement, managed markets, marketing research, commercial operations and sales force planning and management. Outside the United States, we have entered into exclusive sub-license agreements with third parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. As of December 31, 2023, NERLYNX has received approval for the treatment of certain patients with extended adjuvant or metastatic HER2-positive breast cancer in more than 20 countries outside the United States, including the European Union (“EU”), China, Latin America, Australia, Canada, and Hong Kong. We are currently a party to several sub-licenses in various regions outside the United States, including Europe (excluding Russia and Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, and various countries and territories in Central America, South America and Africa.

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

Alisertib

In September 2022, we entered into an exclusive license agreement with a subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) to license the worldwide research and development and commercial rights to alisertib. Alisertib is an investigational, reversible, ATP-competitive inhibitor that is designed to be highly selective for Aurora Kinase A. Inhibition of Aurora Kinase A leads to disruption of mitotic spindle apparatus assembly, disruption of chromosome segregation, and inhibition of cell proliferation. In clinical trials to date, alisertib had shown single agent activity and activity in combination with other cancer drugs in the treatment of many different types of cancers, including hormone receptor positive breast cancer, triple negative breast cancer, small cell lung cancer and head and neck cancer. Alisertib has also shown activity in previous clinical trials in peripheral T cell lymphoma and non-Hodgkin's lymphoma. Prior to our licensing alisertib from Takeda, the drug was tested in over 1,300 patients who were treated across 22 company-sponsored trials resulting in a large well-characterized clinical safety database.

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

•

Advance the development of alisertib. We intend to pursue the development of alisertib in hormone receptor positive breast cancer as well as small cell lung cancer based on the prior clinical data that has been generated. We also plan to evaluate alisertib in biomarker focused populations where it has shown a higher degree of activity, such as patients with c-myc amplification and RB1 loss/RB1 mutations, as we believe that this may provide a point of differentiation from the other drugs being developed in the treatment of these diseases. In the first half of 2024, we plan to initiate our ALI-4201 clinical trial, a Phase II clinical trial in up to 60 patients designed to evaluate the safety and efficacy of alisertib in extensive small cell lung cancer.

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

•	In-license or acquire additional commercial drugs and/or drug candidates and technologies in order to build a sustainable product pipeline by employing multiple therapeutic approaches and disciplined decision criteria based on clearly defined proof of principal goals. We seek to build a sustainable portfolio including commercial drugs where we can successfully leverage our existing commercial infrastructure and a product pipeline by employing multiple therapeutic approaches and by acquiring drug candidates belonging to known drug classes. In addition, we employ disciplined decision criteria to assess drug candidates. A decision by us to license a drug candidate will depend on a variety of factors, including the scientific merits of the technology; the costs of the transaction and other economic terms of the proposed license; the amount of capital required to develop the technology; and the economic potential of the drug candidate, should it be commercialized. We believe this strategy minimizes our clinical development risk and allows us to accelerate the development and potential commercialization of current and future drug candidates.

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

Currently, the only treatment approved by the FDA for the treatment of neoadjuvant (newly diagnosed) HER2-positive breast cancer is the combination of pertuzumab plus trastuzumab and taxane chemotherapy. The FDA-approved treatments for the adjuvant treatment of HER2-positive early stage breast cancer are the combination of trastuzumab and chemotherapy, the combination of pertuzumab plus trastuzumab and chemotherapy, or Kadcyla, which is approved specifically in patients with HER2-positive early stage breast cancer with residual disease after neoadjuvant treatment. In addition, we are aware of numerous additional ongoing clinical trials involving other drug candidates used alone or in combination with existing drugs to treat patients with breast cancer. In addition, we are also aware of a Phase III trial in patients with high risk HER2-positive early stage breast cancer with residual disease after neoadjuvant treatment that is testing the combination of Kadcyla plus tucatinib versus Kadcyla alone (the CompassHER2 RD Trial) as well as a Phase III trial in patients with high risk HER2-positive early stage breast cancer with residual disease after neoadjuvant treatment that is testing fam-trastuzumab deruxtecan versus Kadcyla alone (the DESTINY-Breast05 Trial).

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

Two-Year ExteNET Data. In July 2014, we announced top line results from our ExteNET trial, a Phase III clinical trial of neratinib for the extended adjuvant treatment of early stage HER2-positive breast cancer. The data from this trial were presented in an oral presentation at the American Society of Clinical Oncology (“ASCO”) Annual Meeting in June 2015 and were published online in The Lancet Oncology in February 2016. The ExteNET trial was a double-blind, placebo-controlled, Phase III trial of neratinib versus placebo after adjuvant treatment with Herceptin in women with early stage HER2-positive breast cancer. More specifically, the ExteNET trial enrolled 2,840 patients in 41 countries with early stage HER2-positive breast cancer who had undergone surgery and adjuvant treatment with trastuzumab. After completion of adjuvant treatment with trastuzumab, patients were randomized to receive extended adjuvant treatment with either neratinib or placebo for a period of one year. Patients were then followed for recurrent disease, ductal carcinoma in situ (“DCIS”), or death for a period of two years after randomization in the trial.

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

The primary endpoint of the ExteNET trial was invasive disease-free survival (“DFS”). The results of the trial demonstrated that treatment with neratinib resulted in a 33% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.67, p = 0.009). The two-year DFS rate for the neratinib arm was 93.9% and the two-year DFS rate for the placebo arm was 91.6%. The secondary endpoint of the trial was disease-free survival including ductal carcinoma in situ (“DFS-DCIS”). The results of the trial demonstrated that treatment with neratinib resulted in a 37% reduction of risk of disease recurrence including DCIS or death versus placebo (hazard ratio = 0.63, p = 0.002). The two-year DFS-DCIS rate for the neratinib arm was 93.9% and the two-year DFS-DCIS rate for the placebo arm was 91.0%.

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

Five-Year ExteNET Data. In September 2017, we presented updated data from the ExteNET trial at the European Society of Medical Oncology (“ESMO”) 2017 Congress in Madrid, Spain. The data represented a predefined five-year invasive disease-free survival (“iDFS”), analysis as a follow-up to the primary two-year iDFS analysis of the Phase III ExteNet trial. The results of the trial demonstrated that after a median follow up of 5.2 years, treatment with neratinib resulted in a 27% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.73, p = 0.008). The five-year iDFS rate for the neratinib arm was 90.2% and the 5-year iDFS rate for the placebo arm was 87.7%. The secondary endpoint of the trial was invasive disease-free survival including ductal carcinoma in situ (“iDFS-DCIS”). The results of the trial demonstrated that treatment with neratinib resulted in a 29% reduction of risk of disease recurrence, including DCIS or death versus placebo (hazard ratio = 0.71, p = 0.004). The five-year iDFS-DCIS rate for the neratinib arm was 89.7% and the five-year iDFS-DCIS rate for the placebo arm was 86.8%.

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

In October 2020, we announced that efficacy results of neratinib in HER2-positive, hormone receptor-positive, or HR+, early stage breast cancer, (“eBC”) from the Phase III ExteNET trial were published in Clinical Breast Cancer. The manuscript presented data focusing on HR+ patients who initiated treatment within a year of completing an adjuvant trastuzumab containing treatment (HR+ /< 1 yr) and subgroups of clinical interest including patients who did not achieve a pathological complete response (no pCR) after neoadjuvant treatment and therefore were at a high risk of disease recurrence (HR+/ <1 yr, no pCR). In the HR+ /< 1 yr patient population, the absolute 5-year invasive disease-free survival benefit versus placebo was 5.1% (HR=0.58, 95% CI 0.41–0.82) and absolute 8-year overall survival benefit was 2.1%. (HR=0.79, 95% CI 0.55–1.13). The 5-year cumulative incidence of central nervous system (“CNS”) metastases was 0.7% in the neratinib arm and 2.1% in the placebo arm.

In the HR+/ <1 yr, no pCR subgroup of patients that were at a high risk of disease recurrence the absolute 5-year iDFS benefit in the neratinib arm versus placebo was 7.4% (HR=0.60; 95% CI 0.33–1.07) and the 8- year overall survival benefit was 9.1% (HR=0.47; 95% CI 0.23– 0.92).

NERLYNX is included in the body of the National Comprehensive Cancer Network (“NCCN”) Practice Guidelines for Breast Cancer for the treatment of adjuvant HER2-positive Breast Cancer (BINV-16 & BINV-L) under the heading Useful in Certain Circumstances, with a recommendation for considering extended adjuvant neratinib for patients with HR-positive, HER2-positive disease with a perceived high risk of recurrence. Dose escalation of neratinib is included as an approach to improve the tolerability of neratinib in the treatment of adjuvant HER2-positive breast cancer.

CONTROL. In February 2015, we initiated the CONTROL trial, which is an international, open-label, Phase II study investigating the use of antidiarrheal prophylaxis or dose escalation in the prevention and reduction of neratinib-associated diarrhea and, more specifically, grade 3 diarrhea. In the CONTROL trial, patients with HER2-positive early stage breast cancer who had completed trastuzumab-based adjuvant therapy received neratinib daily for a period of one year.

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

Table 1: Incidence of Treatment-Emergent Diarrhea

				Colestipol +	Neratinib Dose	Neratinib Dose
				Loperamide	Escalation	Escalation
	Loperamide	Budesonide	Colestipol	Loperamide PRN	Scheme 1	Scheme 2
	(N=137)	(N=64)	(N=136)	(N=104)	(N=60)	(N=62)
Patient incidence of diarrhea by worst grade - n (%)
Any grade	109 (80)	55 (86)	113 (83)	99 (95)	59 (98)	61 (98)
Grade 1	33 (24)	15 (23)	38 (28)	34 (33)	24 (40)	23 (37)
Grade 2	34 (25)	22 (34)	47 (35)	31 (30)	27 (45)	21 (34)
Grade 3	42 (31)	18 (28)	28 (21)	34 (33)	8 (13)	17 (27)
Grade 4	0	0	0	0	0	0

Diarrhea leading to discontinuation	28 (20)	7 (11)	5 (4)	8 (8)	2 (3)	4 (6)

Hospitalization (due to diarrhea)	2 (1)	0	0	0	0	0

Adoption of neratinib dose escalation at the initiation of treatment, particularly the 2-week DE schedule (“DE1”), most markedly reduced the incidence, severity, and duration of neratinib-associated grade 3 diarrhea in CONTROL compared to other treatment cohorts. Both DE strategies showed a lower incidence of grade 3 diarrhea (DE1 13%; DE2 27%) compared with that observed in the ExteNET trial (historical control: 39.8%). No grade 4 diarrhea was reported in any cohort. The median cumulative duration of grade 3 diarrhea ranged from 2 – 2.5 days across the CONTROL DE study cohorts for the entire 12-month treatment period (compared with 5.0 days for ExteNET). The proportion of patients discontinuing neratinib because of diarrhea was decreased both DE cohorts (DE1 3%; DE2 6%) compared with ExteNET (17%). The adoption of neratinib DE + loperamide PRN during the first 2 weeks of treatment (DE1 cohort) was associated with the lowest rate of grade 3 diarrhea during the trial compared with all other anti-diarrheal strategies investigated in CONTROL. These final findings from the CONTROL study showed improved tolerability of neratinib with all diarrhea prophylaxis strategies and suggest that neratinib DE1 with loperamide PRN may allow patients to stay on treatment longer and receive the full benefit of neratinib therapy. This study is complete, and the results have been submitted to multiple global Health Authorities to support the addition of a dose escalation regimen to approved package inserts.

Dose escalation as an approach to improve the tolerability of neratinib in the treatment of adjuvant HER2-positive Breast Cancer (BINV-L) is included in the NCCN treatment guidelines. This inclusion aligns with the labeling supplement to the U.S. Prescribing Information approved by the FDA in June 2021, which incorporated the use of NERLYNX dose escalation as evaluated in the Phase II CONTROL study.

Neratinib—Metastatic Breast Cancer

In February 2020, the FDA approved our supplemental New Drug Application (“NDA”) for the use of neratinib in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens in the metastatic setting. This approval was based on the results from our NALA trial.

Trials of Neratinib as a Single Agent. In 2009, Pfizer Inc. (“Pfizer”) presented data at the CTRC-AACR San Antonio Breast Cancer Symposium from a Phase II trial of neratinib administered as a single agent to patients with HER2-positive metastatic breast cancer. Final results from this trial were published in the Journal of Clinical Oncology in March 2010.

The trial involved a total of 136 patients, 66 of whom had received prior treatment with trastuzumab and 70 of whom had not received prior treatment with trastuzumab. The results of the study showed that neratinib was reasonably well-tolerated among both the pretreated patients and the patients who had not received prior treatment with trastuzumab. Diarrhea was the most common side effect but was manageable with antidiarrheal agents and dose modification. Efficacy results from the trial showed that the objective response rate was 24% for patients who had received prior trastuzumab treatment and 56% for patients with no prior trastuzumab treatment. Furthermore, the median progression free survival (“PFS”) was 22.3 weeks for the patients who had received prior trastuzumab and 39.6 weeks for the patients who had not received prior trastuzumab.

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

NALA. In February 2013, we reached agreement with the FDA under a Special Protocol Assessment (“SPA”) for our Phase III clinical trial (PUMA-NER-1301 or the NALA trial) of neratinib in patients with HER2-positive metastatic breast cancer who have failed two or more prior treatments (third-line disease). An SPA is a written agreement between the trial’s sponsor and the FDA regarding the design, endpoints, and planned statistical analysis of the Phase III trial with respect to the effectiveness of neratinib for the indication to be studied to support a NDA. The European Medicines Agency (“EMA”) also provided follow-on Scientific Advice (“SA”) consistent with that of the FDA regarding our Phase III trial design and endpoints used for such design to support the submission of an marketing authorization application (“MAA”) in the EU.

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

Treatment-emergent adverse events (“TEAEs”) were similar between arms: TEAEs leading to neratinib/lapatinib discontinuation were lower with neratinib (10.9%) than with lapatinib (14.5%). There was a higher rate of grade 3 diarrhea with neratinib plus capecitabine compared to lapatinib plus capecitabine (24.4% vs 12.5%); however, the discontinuations due to diarrhea (neratinib plus capecitabine: 2.6%, lapatinib plus capecitabine: 2.3%) were similar in both arms.

NERLYNX plus capecitabine is included in the body of the NCCN Practice Guidelines for Breast Cancer for the treatment of recurrent unresectable (local or regional) or stage IV (M1) HER2-positive Breast Cancer (BINV-Q), with a recommendation for Fourth Line and Beyond (optimal sequence is not known). Dose escalation of neratinib is included as an approach to improve the tolerability of neratinib in the treatment of metastatic HER2-positive breast cancer.

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

The primary endpoint of the trial was CNS Objective Response Rate according to a composite criteria that included volumetric brain MRI measurements, steroid use, neurological signs and symptoms, and Response Evaluation Criteria in Solid Tumors (“RECIST”) evaluation for non-CNS sites. The secondary endpoint of the trial was CNS response by Response Assessment in Neuro-Oncology-Brain Metastases (“RANO-BM”), criteria. The efficacy results from the trial showed that 49% of patients experienced a CNS Objective Response by the composite criteria. The results also showed that the CNS response rate using the RANO-BM criteria was 24%. The median time to CNS progression was 5.5 months and the median overall survival was 13.5 months, though 49% of patients remain alive and survival data are immature.

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

NERLYNX combinations are included in the body of the NCCN Practice Guidelines for Breast Cancer for patients with HER2-negative metastatic (stage IV) breast cancer and activating mutations in the HER2 gene as detected by next generation sequencing of tumor tissue or ctDNA under the heading Useful in Certain Circumstances (BINV-Q). NERLYNX is included (i) with or without fulvestrant and (ii) with or without trastuzumab/fulvestrant. This inclusion is described in a table entitled, “Emerging Biomarkers to Identify Novel Therapies for Patients with Stage IV (M1) Disease,” within the NCCN Practice Guidelines for Breast Cancer. Dose escalation of neratinib is included as an approach to improve the tolerability of neratinib in the treatment of metastatic HER2-positive breast cancer.

Alisertib

Alisertib is an investigational reversible, ATP-competitive inhibitor that is designed to be highly selective for Aurora Kinase A. Inhibition of Aurora Kinase A leads to disruption of mitotic spindle apparatus assembly, disruption of chromosome segregation, and inhibition of cell proliferation. In clinical trials to date, alisertib had shown single agent activity and activity in combination with other cancer drugs in the treatment of many different types of cancers, including hormone receptor positive breast cancer, triple negative breast cancer, small cell lung cancer and head and neck cancer. The drug has also shown activity in previous clinical trials in peripheral T cell lymphoma and non-Hodgkin's lymphoma. Prior to our licensing alisertib from Takeda the drug was tested in over 1,300 patients who were treated across 22 company sponsored trials resulting in a large well characterized clinical safety database.

We intend to pursue the development of alisertib in hormone receptor positive. HER2-negative, breast cancer as well as small cell lung cancer based on the prior clinical data that has been generated. We also plan to evaluate alisertib in biomarker focused populations where it has shown a higher degree of activity, such as patients with c-myc amplification and RB1 loss/RB1 mutations, as we believe that this may provide a point of differentiation from the other drugs being developed in the treatment of these diseases. During 2023, we met with the FDA to discuss our alisertib clinical development plan in both proposed indications and discussed potential dosing schedules for alisertib.

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

Randomization was stratified by type of relapse after primary treatment, based on the common definition for each type (with sensitive defined as relapsed greater than 90 but less than 180 days after primary treatment and resistant or refractory defined as relapsed less than or equal to 90 days after primary treatment). The protocol was initially written by the sponsor to record relapse type as the time from initial response. The protocol was corrected approximately midway through the trial to correct the stratification definition of relapse type after primary treatment so that relapses were recorded “from last administration of platinum-based chemotherapy,” which is in line with the NCCN treatment guidelines and clinical treatment practice rather than “from initial response.” To maintain balance, the primary end point of PFS was analyzed by using the original stratification definition of relapse type. However, a sensitivity analysis which used the corrected stratification definition was also performed. The trial also incorporated an extensive biomarker analysis with a prespecified analysis of c-Myc expression and an exploratory, retrospective analysis of genetic alterations in circulating tumor DNA (“ctDNA”) with clinical outcome.

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

In August 2023, we announced that we had been notified by the FDA that we can proceed under our Investigational New Drug application (“IND”) with the clinical development of alisertib monotherapy for the treatment of patients with extensive stage small cell lung cancer (“SCLC”). Our Phase II trial (ALISertib in CAncer (ALISCA-Lung1) Phase II trial (PUMA-ALI-4201)) will enroll up to 60 patients with extensive stage small cell lung cancer who have progressed after first-line platinum-based chemotherapy and immunotherapy. Patients must provide tissue-based biopsies so that biomarkers can be analyzed. Alisertib will be dosed at 50 mg BID on days 1-7 of every 21-day cycle. In February 2024 we announced that we initiated the Phase II ALISCA-Lung1 trial.

The primary endpoint of the trial will be objective response rate with secondary endpoints of duration of response, disease control rate, progression free survival and overall survival. We will also be looking at each of these endpoints within selected pre-specified biomarker subgroups as well as to assess whether there is enhanced efficacy in any biomarker subgroup. We will be performing a biomarker analysis of the ALI-4201 trial in parallel with the execution of the clinical trial. We plan to perform an initial interim analysis for the evaluation of the biomarkers as well as an evaluation of the efficacy. Based upon the outcomes of the study, we anticipate meeting with the FDA to explore the potential for an accelerated approval pathway for alisertib in small cell lung cancer.

Alisertib in Breast Cancer

In the same Phase II trial of alisertib monotherapy that was published in Lancet Oncology in 2015, alisertib was also tested in patients with HER2-negative, hormone receptor positive breast cancer, HER2-positive breast cancer and triple negative breast cancer. Patients were administered alisertib monotherapy at a dose of 50 mg BID for seven days followed by a 14-day break. In the cohort of patients with HER2-negative, hormone receptor positive breast cancer, treatment with alisertib resulted in a response rate of 23% with a PFS of 7.9 months. The main grade 3/4 AEs seen were neutropenia, leukopenia, stomatitis and fatigue.

Alisertib was also tested in a randomized Phase II trial in hormone receptor positive, HER2-negative metastatic breast cancer patients that was presented at the San Antonio Breast Cancer Symposium in 2020 and published in JAMA Oncology in March 2023. In this trial alisertib was dosed at 50 mg BID on days 1-3, 8-10 and 15-17 on a 28 day cycle while fulvestrant was dosed at its approved dose of 500 mg IM on days 1 and 15. The baseline characteristics from the trial were well balanced although a higher percentage of patients with prior chemotherapy given in the metastatic setting were present in the alisertib plus fulvestrant arm. Of note, patients were required to have been treated with prior fulvestrant as an inclusion criteria for the trial.

The results from the trial showed a response rate of 19.6% in the alisertib alone arm and 20.0% in the alisertib plus fulvestrant arm. The median duration of response was 15.1 months for the alisertib alone arm and 8.5 months for the alisertib plus fulvestrant arm. The PFS was 5.6 months in the alisertib alone arm and 5.4 months in the alisertib plus fulvestrant arm. The main AEs seen in the trial were similar to the prior monotherapy trial with incidences of neutropenia, anemia, and decreases in white blood cells and lymphocytes seen.

Alisertib was also tested in a randomized Phase II trial in hormone receptor positive, HER2-negative metastatic breast cancer and triple negative breast cancer patients, which was published in JAMA Network Open in 2021, in which patients were randomized to receive either paclitaxel plus alisertib or paclitaxel alone. In this trial alisertib was dosed at 40 mg BID on days 1-3, 8-10 and 15-17 on a 28-day cycle while paclitaxel was dosed at 60 mg/m2 on days 1, 8 and 15 of a 28-day cycle. In the control arm paclitaxel was dosed at 90 mg/m2 on days 1, 8 and 15 of a 28-day cycle.

The combination of paclitaxel plus alisertib resulted in a statistically significant improvement in PFS with a hazard ratio of 0.56 and a p value of 0.005. The median PFS in the paclitaxel plus alisertib arm was 10.2 months and the median PFS in the paclitaxel alone arm was 7.1 months. Treatment with paclitaxel plus alisertib resulted in a numerically higher but not statistically significant improvement in overall survival with the median OS for the paclitaxel plus alisertib arm was 26.3 months versus 25.1 months for the single agent paclitaxel arm of the trial which resulted in a hazard ratio of 0.89 and a p value of 0.61.

The standard of care for the first line treatment of hormone receptor positive, HER2-negative metastatic breast cancer in the United States is treatment with Cyclin-dependent kinases (CDK) 4/6 inhibitors (CDK 4/6 inhibitors). In the cohort of patients in the trial who were treated with CDK 4/6 inhibitors, the combination of paclitaxel plus alisertib resulted in a median PFS of 13.9 months while paclitaxel alone resulted in a median PFS of 5.6 months. The hazard ratio was 0.59 with a p value of 0.19.

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

Archival tissue samples from patients enrolled in the clinical study were analyzed as part of a biomarker evaluation strategy. Of the 140 patients enrolled in the trial, 45 from the alisertib plus paclitaxel arm and 51 from the paclitaxel arm had sufficient tissue available for next generation sequencing, and 31 from the alisertib plus paclitaxel arm and 35 from the paclitaxel arm had enough for RNA sequencing/gene set enrichment analysis. The most frequently mutated genes were PIK3CA (45%) and TP53 (44%). No mutations were significantly associated with response or resistance to alisertib plus paclitaxel, including those in PIK3CA, TP53, AKT1, HER2, and CDH1.

Increased MYC RNA expression was observed in tumors from patients who did not derive clinical benefit from paclitaxel alone (defined as PFS less than 6 months) compared to those with benefit from paclitaxel alone (defined as PFS greater than or equal to 6 months). Increased MYC RNA expression was not observed in patients who did not appear to benefit from alisertib plus paclitaxel. Elevated expression of genes involved in MYC activation and in unfolded protein response (a pro- survival mechanism) were enriched in alisertib plus paclitaxel responders compared to paclitaxel responders and were associated with poor response to paclitaxel alone. In 12 patients with exceptional response to alisertib plus paclitaxel (defined as PFS greater than or equal to 12 months), increased expression of genes involved in MYC activation and in epithelial to mesenchymal transition (a hallmark of cancer progression and metastasis) was observed in comparison to cancers from patients whose disease progressed within 6 months of initiating alisertib + paclitaxel (n=11) or those with exceptional response to paclitaxel alone (n=4).

Development plan. In the United States the incidence of hormone receptor positive HER2-negative breast cancer is 40,000 patients per year with 29,700 deaths per year. There are two biomarkers of interest that we intend to study with alisertib, c-myc amplifications and RB1 mutations/deletions. According to biomarker analyses from clinical trials, approximately 50% of hormone receptor positive breast cancer tumors may have c-myc amplifications and approximately 2-9% of hormone receptor positive HER2-negative breast cancer samples have RB1 mutations detected at the time of resistance to cdk4/6 inhibitors.

Based on the our interactions with the FDA in 2023, we plan to initiate a Phase II trial of alisertib in combination with endocrine treatment (consisting of either anastrozole, exemestane, letrozole, fulvestrant or tamoxifen) in patients with chemotherapy-naïve HER2-negative, hormone receptor-positive metastatic breast cancer (ALISCA-Breast1). Patients must have been previously treated with CDK 4/6 inhibitors and received at least two prior lines of endocrine therapy in the recurrent or metastatic setting to be eligible for the trial. We plan to initiate this trial in the second half of 2024.

The ALISCA-Breast1 trial is designed to dose patients with alisertib given at either 30 mg, 40 mg or 50 mg twice daily (BID) on days 1-3, 8-10 and 15-17 on a 28-day cycle in combination with the endocrine therapy of the investigator’s choice. Patients must not have been previously treated with the endocrine treatment that will be given in combination with alisertib in the trial. Each dose level is expected to enroll up to 50 patients. Patients must provide blood samples and tissue-based biopsies so that biomarkers can be evaluated. The primary efficacy end points will include objective response rate, duration of response, disease control rate and PFS. As a secondary objective, the we plan to evaluate each of these efficacy endpoints within biomarker subgroups in order to determine whether any biomarker subgroup correlates with more favorable efficacy results, such as though observed in preclinical and clinical studies in other cancers including breast cancer and small cell lung cancer. Pending the outcome of this planned study, we may then look to focus the future clinical development of alisertib in combination with endocrine therapy for patients with HER2-negative hormone receptor-positive breast cancer in patients with any potential biomarkers.

Based on our interactions with the FDA, we believe that this trial design could find the optimal dose of alisertib in combination with endocrine therapy in patients with HER2-negative, hormone receptor-positive metastatic breast cancer, and pending sufficiently positive results, allow us to move into a pivotal Phase III trial. Once the optimal alisertib dose is identified, we plan to engage with global regulatory agencies regarding the design of a pivotal Phase III trial, which we anticipate will be a randomized trial of alisertib plus investigator’s choice endocrine therapy versus placebo plus investigator’s choice endocrine therapy in patients with chemotherapy naïve HER2-negative, hormone receptor-positive metastatic breast cancer.

Clinical Testing of Our Drug Candidates

Any drug candidates we seek to develop will require extensive pre-clinical and clinical testing to determine its safety and efficacy in the potential applications prior to seeking and obtaining regulatory approval. This process is expensive and time consuming. In completing these trials, we are dependent upon third-party consultants, consisting mainly of investigators and collaborators, who will conduct such trials.

We and our third-party consultants conduct pre-clinical testing in accordance with Good Laboratory Practices (“GLP”) and clinical testing in accordance with Good Clinical Practice standards (“GCP”) which are international ethical and scientific quality standards utilized for pre-clinical and clinical testing, respectively. GCP is the standard for the design, conduct, performance, monitoring, auditing, recording, analysis and reporting of clinical trials and the FDA requires compliance with GCP regulations in the conduct of clinical trials. Additionally, our pre-clinical and clinical testing completed in the EU is conducted in accordance with applicable EU standards, such as the EU Clinical Trials Regulation (Regulation (EU) No 536/2014 of April 16, 2014), and applicable national laws of the 27 EU member states.

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

Competition

The development and commercialization of new products to treat cancer is highly competitive. Significant financial resources are invested in research, development and commercialization of new cancer products. We have faced and will likely continue to face considerable competition from major pharmaceutical, biotechnology and specialty cancer companies. Our competitors include, but are not limited to, Genentech, Novartis, Roche, Boehringer Ingelheim, Lilly, Amgen, Daiichi Sankyo, Jazz and Seagen. Amgen, Daiichi Sankyo and Jazz are developing their drugs for the treatment of small cell lung cancer. All of the other competitors are developing their drugs for the treatment of early stage and/or metastatic HER2-positive breast cancer and/or for cancers that have a HER2 mutation. In addition, we are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of cancer.

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

Sales and Marketing

United States

We currently have an oncology sales force in the United States comprised of approximately 38 sales specialists, 8 clinical nurse educators and four strategic account managers and one national account director who are focused on promoting NERLYNX to oncologists and the oncology care team. This sales force is supported by an experienced leadership team consisting of 6 regional business leaders and a VP of sales. In addition, the broader commercial team is comprised of experienced professionals in marketing, training, sales operations, global product strategy as well as access and reimbursement. In addition, our commercial infrastructure includes capabilities in manufacturing, regulatory, quality control, and compliance. It is also supported from a clinical expertise and cancer landscape perspective by our medical affairs group.

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

We believe that the key commercial priorities to achieve for NERLYNX include:

•

Educating healthcare providers about the evolving clinical data for NERLYNX and its ability to reduce the risk of recurrence in the extended adjuvant setting for woman battling HER2-positive breast cancer;

•	Educating HER2-positive breast cancer patients about the risks of recurrence and empowering them to ask their MDs if NERLYNX is an appropriate option for them;

•	Removing access barriers by ensuring broad insurance coverage; and

•	Providing patients with appropriate co-pay support as well as tools and resources to better maintain persistency and compliance.

In the United States, we sell our products through a specialty pharmacy network and special distributor network. The specialty pharmacy network sells directly to patients and consists of Acaria Health, Accredo, CVS, ONCO 360, Optum/Diplomat and Biologics. Our specialty distributor network sells to hospitals, physician practices and other sites of care and consists of McKesson, ASD/Oncology Supply, Cardinal Health and DMS Pharmaceutical Group.

International

Outside the United States, we seek to enter into exclusive sub-license agreements with third parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. In 2018, the EC granted a marketing authorization for NERLYNX in the EU for the extended adjuvant treatment of adult patients with early-stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who completed adjuvant trastuzumab-based therapy less than one year ago. In December 2021, NERLYNX (neratinib) was included in the updated National Reimbursement Drug List (“NRDL”) by the China National Healthcare Security Administration for patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer after adjuvant trastuzumab based therapy. The addition of NERLYNX to the China NRDL now enables broad access to neratinib to more women throughout China. We continue to pursue commercialization of NERLYNX in Europe and other countries outside the United States, where approved. The following table shows the HER2-positive breast cancer approvals for NERLYNX by disease and country:

Extended adjuvant		Metastatic
United States	July 2017	United States	February 2020
European Union	August 2018	Argentina	January 2021
Australia	March 2019	Peru	March 2021
Canada	July 2019	Chile	May 2021
Argentina	August 2019	Canada	June 2021
Hong Kong	October 2019	Taiwan	October 2021
Singapore	November 2019	Israel	July 2022
Switzerland	March 2020	Ecuador	August 2022
Brunei	April 2020	Singapore	September 2022
China	April 2020	Colombia	March 2023
Chile	April 2020	Malaysia	September 2023
New Zealand	June 2020
Taiwan	June 2020
Ecuador	July 2020
Malaysia	July 2020
Peru	March 2021
Macau	August 2021
South Korea	October 2021
Brazil	December 2021
Mexico	January 2022
Philippines	June 2022
Israel	July 2022
South Africa	January 2023
Morocco	February 2023

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

In the United States, we have a license to an issued patent, which is set to expire in 2030, for the composition of matter of neratinib, our lead compound. We also have a license to an issued U.S. patent for the use of neratinib in the treatment of breast cancer, which is currently set to expire in 2025, an issued patent for the use of neratinib in the extended adjuvant treatment of early stage HER2-positive breast cancer that has previously been treated with a trastuzumab containing regimen that expires in 2030, two issued patents for the use of neratinib in combination with capecitabine, the latter of which is set to expire in 2031, and two issued patents for the formulation of NERLYNX® that are set to expire in 2030, two issued patents for the polymorphic forms of neratinib which are set to expire in 2028, one issued patent for the preparation of the polymorphic forms of neratinib which is set to expire in 2028, and three issued patents for the use of the polymorphic forms of neratinib in the treatment of breast cancer which are set to expire in 2028. In jurisdictions which permit such, we will seek patent term extensions where possible for certain of our patents (discussed further below, including in “Government Regulation”). We plan to pursue additional patents in and outside the United States, based on our existing neratinib patent portfolio, that covers neratinib composition, formulations, and combinations and uses thereof, and additional therapeutic uses of neratinib. In addition, we will pursue patent protection for any new discoveries or inventions made in the course of our development of neratinib.

In the United States, marketing approval for neratinib was obtained on July 17, 2017, which provided five years of regulatory exclusivity. Marketing approval in the United States for neratinib in combination with capecitabine was obtained on February 25, 2020, which provided three years of regulatory exclusivity. Requests for patent term extension under the Hatch-Waxman Act have been filed for two patents in the United States: U.S. Patent No. 7,399,865 and U.S. Patent No. 9,211,291. We elected to apply patent term extension to U.S. Patent No. 7,399,865. The U.S. Patent and Trademark Office (“USPTO”) has determined that U.S. Patent No. 7,399,865 is eligible for five years of patent term extension. U.S. Patent No. 7,399,865 Patent Term Extension (PTE) Certificate issued on November 19, 2021. U.S. Patent No. 7,399,865 will expire December 29, 2030. See “Government Regulation” below. If we obtain marketing approval in the United States for new uses or combination therapies for neratinib, we may be eligible for additional periods of regulatory exclusivity, such as three-year market exclusivity covering the new use. If we obtain market approval for neratinib or other drug candidates or in certain jurisdictions outside the United States, we may be eligible for regulatory protection, such as eight to eleven years of data and marketing exclusivity are potentially available for new drugs in the EU; up to five years of patent extension are potentially available in Europe (Supplemental Protection Certificate), and eight years of data exclusivity are potentially available in Japan. In Europe, marketing approval for neratinib was obtained on August 31, 2018, which provided 10 years of regulatory exclusivity. Between 2019 and 2022, marketing approval for neratinib was obtained in Argentina, Brazil, Brunei, Canada, Chile, China, Ecuador, Hong Kong, Israel, Malaysia, Mexico, Singapore and Taiwan. Where available and eligible, regulatory or data exclusivity has been obtained, or is currently being pursued in these jurisdictions outside the United States and Europe. Patent term extension or supplemental protection certificate are being, or will be, pursued in jurisdictions where available and eligible, including Chile, Europe and Taiwan. We are pursuing patent term extension in the form of patent term adjustment (PTA), in market approved jurisdictions where PTA is available. Where PTA requests require proceedings in a court setting, there is no guarantee that such PTA requests will be granted. Current market approved jurisdictions where patent term extensions or supplemental protection certificates are not available, not eligible, or not pursued, include Argentina, Brunei, Canada, China, Ecuador, Hong Kong, Israel, Malaysia and Singapore. There can be no assurance that we will qualify for any such regulatory exclusivity, or that any such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies. See “Government Regulation” below.

On November 28, 2011, a Boehringer Ingelheim entity filed an opposition to European Patent No. EP1848414, which was licensed from Pfizer in 2011, and which included specific claims to a pharmaceutical composition for use in treating cancer in a subject with a cancer having a mutation in epidermal growth factor receptor with a T790M mutation. Oral proceedings were held before the Opposition Division of the European Patent Office in Munich, Germany on February 4, 2014. The decision of the Opposition Division was to uphold the granted claims of the European patent that relate to the T790M mutation without any modification. This included specific claims to a pharmaceutical composition comprising an irreversible epidermal growth factor receptor inhibitor for use in treating cancer in a subject having a T790M mutation and claims for the pharmaceutical composition for use in the treatment of numerous cancers, including lung cancer and non-small cell lung cancer. Both parties appealed this decision. The opposition was rejected as inadmissible by the Board of Appeal of the European Patent Office on December 1, 2020, and the EP1848414 patent was upheld as originally granted. We have filed Supplemental Protection Certificate applications in the countries the EP1848414 patent was validated. Of these Supplemental Protection Certificate applications, five have been granted, one is pending grant, four have been abandoned and the remaining are in active prosecution.

An Opposition was filed by Hexal AG (“Hexal”) on August 3, 2016 against European Patent No. EP2416774 which was licensed from Pfizer in 2011, and which claims neratinib for use in a method for treating HER-2/neu overexpressed/amplified cancer and improving IDFS, wherein the method comprises delivering neratinib therapy to HER-2/neu overexpressed/amplified cancer patients following the completion of at least one year of trastuzumab adjuvant therapy, and wherein the neratinib therapy comprises treating the cancer patients with neratinib for at least twelve months. An oral hearing was held December 8, 2017, wherein the patent was maintained as granted. Following an appeal filed by Hexal, the Board of Appeal of the European Patent Office rejected the claims as granted and all pending auxiliary requests during the oral hearing of September 2, 2021. Before issuance of a decision, we withdrew approval of the text in which the patent was granted and all pending auxiliary requests, thereby revoking the patent and concluding the appeal. One European divisional application, namely EP15188350.1, was granted with the European patent number EP3000467 on March 1, 2023. Oppositions against EP3000467 were filed by Hexal AG (“Hexal”) on November 3, 2023, by Alfred E. Tiefenbacher (GmbH & Co. KG) on November 28, 2023 and by Generics [UK] Limited on December 1, 2023. EP3000467 is used as the basic patent for Supplementary Protection Certificate applications for the EMA-approved NERLYNX® product. Responses to the notices of opposition need to be filed by April 15, 2024. One European divisional application is pending in the same family, namely EP 23157078.8. Substantive examination thereof has not yet commenced.

On October 6, 2017, Hexal also filed an Opposition against European Patent No. EP2326329 which was licensed from Pfizer in 2011, and which claims a combination of neratinib and pharmaceutically acceptable salts thereof with capecitabine for use in a method of treating an Erb-2 positive metastatic breast cancer. An oral hearing was held on February 13, 2019, wherein the patent was maintained as granted. Hexal then appealed, the Board of Appeal of the European Patent Office rejected the claims as granted and the pending auxiliary request during the oral hearing of November 16, 2022. Before issuance of a decision, we withdrew approval of the text in which the patent was granted and the pending auxiliary request, thereby revoking the patent and concluding the appeal. A divisional application, EP16203986.1 was granted with the patent number EP3175853 on November 1, 2023. A divisional application, EP23206402.2, remains pending in this family. Claims for this pending divisional need to be filed by January 8, 2024. Substantive examination thereof has not yet commenced.

On May 21, 2020, Dr. Richard Cooke at the firm Elkington and Fife LLP filed an Opposition against European Patent No. EP2498756, which was licensed from Pfizer in 2011, and which claims, inter alia, tablet formulations of neratinib maleate comprising intragranular and extragranular components. An oral hearing was held on April 6, 2022, wherein the patent has been maintained in amended form. The Interlocutory Decision of the Opposition Division was issued on July 25, 2022. Hexal, has not appealed the decision within the prescribed time and the Interlocutory Decision became final. There are two pending divisional applications, namely EP19154710.8 and EP22169771.7, wherein the latter received Third Party Observations on December 1, 2023.

An Opposition was filed by Generics (UK) Ltd. (“Generics”) on September 3, 2015 against European Patent No. EP2656844, which was licensed from Pfizer in 2011, and which claims, inter alia, a pharmaceutical pack containing 50 to 300 mg of neratinib and pharmaceutically acceptable salts thereof and vinorelbine for use in a method of treating a neoplasm. An oral hearing was held July 3, 2017, wherein the patent was maintained as granted. Generics then appealed. The appeal was dismissed by the Board of Appeal of the European Patent Office on August 11, 2020, and the EP2656844 patent was upheld as originally granted.

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

Alisertib Patent Portfolio

We hold a worldwide exclusive license under our license agreement with Takeda (the “Takeda Agreement”), to 20 granted U.S. patents and 5 pending U.S. patent applications, as well as foreign counterparts thereof, and other patent applications and patents claiming priority therefrom for a total of approximately 363 foreign patents and patent applications to develop and commercialize alisertib.

We have a license to issued U.S. patents that include species claims and genus claims to the composition of matter of alisertib which are set to expire in 2029 and 2027, respectively, not including any extension for Hatch-Waxman exclusivity. We also have issued U.S. patents for the use of alisertib in combination with certain other agents in the treatment of certain proliferative disorders, small-cell lung cancer and breast cancer, which are currently set to expire in 2032, 2033 and 2034, respectively, not including any extension for Hatch-Waxman exclusivity.

We plan to pursue additional patents in and outside the United States, based on our existing alisertib patent portfolio, that covers alisertib composition, formulations, combinations and uses thereof, and additional therapeutic uses of alisertib. In addition, we will pursue patent protection for any new discoveries or inventions made in the course of our development of alisertib.

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our current drug candidates and any future drug candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and abroad. However, even patent protection may not always provide us with complete protection against competitors who seek to circumvent our patents. See “Risk Factors—Risks Related to Our Intellectual Property—Our proprietary rights may not adequately protect our intellectual property and potential products, and if we cannot obtain adequate protection of our intellectual property and potential products, we may not be able to successfully market our potential products.”

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

As consideration for the license, we are required to make payments totaling $187.5 million upon the achievements of certain milestones if all such milestones are achieved. FDA approval of NERLYNX in July 2017 triggered a one-time milestone payment. In June 2020, we entered into a letter agreement (the “Letter Agreement”) with Pfizer relating to the method of payment associated with a one-time milestone payment under the Pfizer Agreement. The Letter Agreement permits us to make the milestone payment in installments with portions of the amount payable to Pfizer (including interest) made in June and November 2020 for approximately $20.6 million in the aggregate and the remaining portion to be made in September 2021 for approximately $21.9 million. Unpaid portions of the milestone payment accrued interest at 6.25% per annum until paid. The installment payments and accrued interest are included in accrued in-licensed rights on the accompanying consolidated balance sheets.

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

Specialised Therapeutics Agreement

On November 20, 2017, we entered into a sub-license agreement (the “Specialised Therapeutics Agreement”), with Specialised Therapeutics Asia Pte Ltd. (“STA”). Pursuant to the Specialised Therapeutics Agreement, we granted to STA, under certain of our intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license to commercialize any pharmaceutical product containing neratinib in finished form for the extended adjuvant treatment of patients with early stage HER2-positive breast cancer and HER2-positive metastatic breast cancer in Australia, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, New Zealand, Papua New Guinea, Philippines, Singapore, Thailand, Timor-Leste and Vietnam, or the STA Territory.

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

Medison Agreement

During the first quarter of 2018, we entered into a sub-license agreement (the “Medison Agreement”), with Medison Pharma Ltd. (“Medison”). Pursuant to the Medison Agreement, we granted to Medison, under certain of our intellectual property rights relating to neratinib, an exclusive license to commercialize neratinib and certain related compounds and participate in the named patient supply in Israel (the “Medison Territory”), subject to the terms of the Medison Agreement and the related supply agreement. Pursuant to the Medison Agreement, we will potentially receive milestone payments due to us upon successful completion of certain separate, distinct performance obligations. In addition, we are entitled to receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products in the Medison Territory.

Pint Agreement

On March 30, 2018, we entered into a sub-license agreement (the “Pint Agreement”), with Pint Pharma International SA (“Pint”). Pursuant to the Pint Agreement, we granted to Pint, under certain of our intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license to develop and commercialize any product containing neratinib and certain related compounds in Belize, Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, and Panama, Argentina, Bolivia, Brazil, Chile, Colombia, Ecuador, Guyana, Paraguay, Peru, Suriname, Uruguay, and Venezuela, French Guiana, the Falkland Islands, and Mexico (the “Pint Territory”).

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

Knight Agreement

On January 9, 2019, we entered into a sub-license agreement (the “Knight Agreement”), with Knight Therapeutics, Inc. (“Knight”). Pursuant to the Knight Agreement, we granted to Knight, under certain of the our intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license (i) to commercialize any product containing neratinib and certain related compounds in Canada (the “Knight Territory”), (ii) to seek and maintain regulatory approvals for the licensed products in the Knight Territory and (iii) to manufacture the licensed products anywhere in the world solely for the development and commercialization of the licensed products in the Knight Territory for human use, subject to the terms of the Knight Agreement and a supply agreement to be negotiated and executed by the parties.

Under the terms of the Knight Agreement, we will be solely responsible for the manufacturing and supply of the licensed products to Knight, but under limited circumstances Knight may obtain the right to manufacture the licensed products under the supply agreement.

The Knight Agreement sets forth the parties’ respective obligations with respect to the commercialization of the licensed products. Within the Knight Territory, we will be solely responsible for obtaining the regulatory approval for the indication of extended adjuvant treatment of HER2-positive early stage breast cancer (the “Initial Indication”), and Knight will use commercially reasonable efforts to prepare, file and manage regulatory filings for any other indications in the field of human use. Promptly after obtaining the regulatory approval for the Initial Indication in the Knight Territory, we will transfer such regulatory approval to Knight, and Knight will own and hold any regulatory approvals for the licensed products in the Knight Territory in its name.

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

On February 24, 2021, we resolved a dispute with our former partner CANbridge Biomed Limited and terminated our sub-license agreement. Simultaneous to the termination of this agreement, we entered into a third license amendment (the “Third Pierre Fabre Amendment”) with Pierre Fabre to further extend Pierre Fabre’s licensed territory to Greater China, (the “Third Pierre Fabre Territory”) which includes mainland China, Taiwan, Hong Kong and Macao (each a “China Region”).

Pursuant to the Pierre Fabre Agreement, we received an upfront payment and will potentially receive additional regulatory and sales-based milestone payments based on regulatory and sales activities in the Licensee Territory (as such term is defined in the Third Pierre Fabre Amendment). Pursuant to the Third Pierre Fabre Amendment, we received an upfront payment of $50.0 million and will potentially receive additional regulatory and sales-based milestone payments up to $240.0 million based solely on regulatory and sales activities in the Third Pierre Fabre Territory. In addition, we will receive double-digit royalties based on net sales of the licensed products in the Licensee Territory, on the one hand, and double-digit royalties based on net sales of the licensed products in the Third Pierre Fabre Territory, on the other hand. For the purposes of calculating royalties, sales of the licensed products in the Third Pierre Fabre Territory will be excluded from the sales of licensed products made in the Licensee Territory.

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

Bixink Agreement

During the second quarter of 2020, we entered into a sub-license agreement (the “Bixink Agreement”), with Bixink Therapeutics Co., Ltd. (“Bixink”). The Bixink Agreement granted intellectual property rights and set forth the respective obligations with respect to development, commercialization and supply of NERLYNX in South Korea (the “Bixink Territory”). The Bixink Agreement includes potential milestone payments due to us upon successful completion of certain performance obligations, such as achieving regulatory approvals. In addition, we are entitled to receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products throughout the Bixink Territory.

Manufacturing

We do not currently have our own manufacturing facilities. We intend to continue to use our financial resources to support commercialization of NERLYNX and development of our drug candidates, including alisertib, rather than diverting resources to establish our own manufacturing facilities. While our drug candidates were developed by Pfizer and Takeda, both the drug substance and drug product are manufactured by third-party contractors. We are currently using third-party contractors to manufacture, supply, store and distribute our neratinib products (including NERLYNX) in clinical trials and commercial quantities as well as for alisertib in clinical trials.

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

Government Regulation

United States—FDA Process

The research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of drug products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning letters, fines, civil penalties, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.

Drug Approval Process. None of our drug candidates may be marketed in the United States until the drug has received FDA approval. The steps required before a drug may be marketed in the United States generally include the following:

•	completion of extensive pre-clinical laboratory tests, animal studies, and formulation studies, certain of which must be conducted in accordance with the FDA’s GLP requirements and other applicable regulations;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board (“IRB”) or ethics committee at each clinical site before each trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with GCP requirements to establish the safety and efficacy of the drug for each proposed indication;

•	submission to the FDA of an NDA after completion of all pivotal clinical trials;

•	satisfactory completion of an FDA advisory committee review, if applicable;

•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the active pharmaceutical ingredient (“API”) and finished drug product are produced and tested to assess compliance with current Good Manufacturing Practices (“cGMPs”) and potential inspection of clinical trial sites to assess compliance with GCP; and

•	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

Pre-clinical tests include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies. The conduct of the pre-clinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the conduct of the trial, such as whether human research subjects will be exposed to an unreasonable health risk. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Therefore, submission of an IND may not necessarily result in the FDA allowing clinical trials to begin.

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

Clinical trials necessary for product approval typically are conducted in three sequential phases, but the phases may overlap. Phase I usually involves the initial introduction of the investigational drug into a limited population, typically healthy humans, to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics and pharmacologic actions, and, if possible, to gain an early indication of its effectiveness. Phase II usually involves trials in a limited patient population to (i) evaluate dosage tolerance and appropriate dosage; (ii) identify possible adverse effects and safety risks; and (iii) evaluate preliminarily the efficacy of the drug for specific targeted indications. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials. Phase III trials are undertaken in an expanded patient population at multiple, geographically dispersed clinical trial centers to further evaluate clinical efficacy and test further for safety by using the drug in its final form in order to establish the risk/benefit profile of the drug and provide an adequate basis for product labeling. Post-approval trials, sometimes referred to as Phase IV studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase IV clinical trials as a condition of approval of an NDA.

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

A sponsor may request an SPA to reach an agreement with the FDA that the protocol design, clinical endpoints, and statistical analyses are acceptable to support regulatory approval of the drug candidate with respect to effectiveness in the indication studied. If such an agreement is reached, it will be documented and made part of the administrative record, and it will be binding on the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining the safety or effectiveness of the product after clinical studies begin, if the relevant data, assumptions, or information provided by the sponsor in a request for SPA change are found to be false statements or misstatements or omit relevant facts, or if the sponsor fails to follow the protocol that was agreed upon with the FDA. A documented SPA may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if FDA and the sponsor agree in writing to modify the protocol and such modification is intended to improve the study. There is no guarantee that a study will ultimately be adequate to support an approval, even if the study is subject to an SPA.

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

Assuming successful completion of the required clinical testing, the results of pre-clinical studies and of clinical trials, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. An NDA must be accompanied by a significant user fee, which may be waived in circumstances, such as where the drug is approved for an orphan-designated indications, or for the first NDA submitted by a qualifying small business.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to a filing review before the FDA accepts it for filing and substantive review. Once filed, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act (“PDUFA”) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted.

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

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data and/or additional clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, pre-clinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. However, competitors, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of a competing product for seven years if a competitor obtains approval of the “same drug,” as defined by the FDA, or if a drug candidate is determined to be contained within the competitor’s product for the same disease or condition. In addition, if an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity.

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

For example, fast track designation is designed to facilitate the development and expedite the review of drugs designed to treat serious or life-threatening diseases or conditions and which demonstrate the potential to address an unmet medical need for such diseases or conditions. Fast track designation applies to the combination of the drug candidate and the specific indication for which it is being studied. The sponsor of a fast track drug candidate has opportunities for more frequent interactions with the FDA review team during development. With regard to a fast track-designated drug candidate, the FDA may also consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

A drug candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A drug candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the drug candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase I and an organizational commitment to expedite the development and review of the drug candidate, including involvement of senior managers.

Any drug candidate submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. An NDA is eligible for priority review if the drug candidate is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

Drug products intended for serious or life threatening conditions may also be eligible for accelerated approval upon a determination that the drug candidate has an effect on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome, or an effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials to verify or characterize the anticipated effect on irreversible morbidity or mortality or other clinical benefit and may require that such confirmatory trials be underway prior to granting any accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required clinical trials in a timely manner, or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval.

Post-Approval Requirements. After a drug has been approved by the FDA for sale, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical studies. In addition, certain changes to an approved product, such as adding new indications, making certain manufacturing changes, or making certain additional labeling claims, are subject to further FDA review and approval. Before a company can market products for additional indications, it must obtain additional approvals from the FDA. Obtaining approval for a new indication generally requires that additional clinical studies be conducted. A company cannot be sure that any additional approval for new indications for any drug candidate will be approved on a timely basis, or at all.

If post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved NDA are required to (i) report certain adverse reactions to the FDA and maintain pharmacovigilance programs to proactively look for these adverse events; (ii) comply with certain requirements concerning advertising and promotional labeling for their products; and (iii) continue to have quality control and manufacturing procedures conform to cGMPs after approval. The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing facilities; this latter effort includes assessment of ongoing compliance with cGMPs. Accordingly, manufacturers and their subcontractors must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including, among other things:

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

Data and market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA”), or an NDA submitted under section 505(b)(2) of the FDCA by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the holder of the NDA for the reference drug.

 The FDCA also provides three years of non-patent exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the original active agent or from accepting and reviewing an application referencing the approved drug’s application. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the pre-clinical studies and clinical trials necessary to demonstrate safety and effectiveness.

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

Non-clinical studies and clinical trials

As in the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of GLP as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on GCP as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation (“CTR”) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for EU member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the EU Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each EU member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with GMP. Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our drug candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal drug candidates can only be placed on the market after obtaining a marketing authorization (“MA”). To obtain regulatory approval of a drug candidate under EU regulatory systems, we must submit a MA application (“MAA”). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

•

“Centralized MAs” – are issued by the European Commission (“EC”) through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, and are valid throughout the EU. The centralized procedure is mandatory for certain types of products, such as (i) medicinal products, derived from biotechnology processes, such as genetic engineering, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products (“ATMPs”) such as gene therapy, somatic cell therapy or tissue-engineered medicines, and (iv) medicinal products containing a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU or for drug candidates which constitute a significant therapeutic, scientific or technical innovation; or for which the granting of an MA would be in the interest of public health in the EU.

•

“National MAs” – are issued by the competent authorities of the EU member states, and only cover their respective territory and are available for drug candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure, an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state. The competent authority of the reference member state prepares a draft assessment report, a draft summary of the product characteristics (“SmPC”), and a draft of the labeling and package leaflet, which are sent to the other member states (referred to as the member states concerned) for their approval. If the member states concerned raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling or packaging proposed by the reference member state, the product is subsequently granted a national MA in all the member states, i.e., in the reference member state and the member states concerned.

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

Under the centralized procedure, the maximum timeframe for the evaluation of a MAA by the EMA is 210 days. In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the United States. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment, but this is not guaranteed. The benefits of a PRIME designation include the appointment of a CHMP rapporteur before submission of a MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

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

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product can be designated as an orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition (2) either (a) such condition affects not more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from the orphan status, would not generate sufficient return in the EU to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.

Orphan designation must be requested before submitting an MAA. An EU orphan designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to ten years of market exclusivity for the approved indication, which means that the competent authorities cannot accept another MAA, or grant a MA, or accept an application to extend a MA for a similar medicinal product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan (“PIP”). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The orphan exclusivity period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan destination, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, MA may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance (“QPPV”) who is responsible for the establishment and maintenance of that system, and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).

All new MAA must include a risk management plan (“RMP”), describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

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

The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”) which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

For other countries outside of the EU and the United States, the requirements governing product development, the conduct of clinical trials, manufacturing, distribution, marketing approval, advertising and promotion, product licensing, pricing and reimbursement vary from country to country. Additionally, clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Further, to the extent that any of our drug candidates, once approved, are sold in a foreign country, we may be subject to applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals.

Brexit and the Regulatory Framework in the United Kingdom

Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Ireland/Northern Ireland Protocol, EU laws generally apply to Northern Ireland. The EU laws that have been transposed into United Kingdom law through secondary legislation remain applicable in Great Britain, however, new legislation such as the EU CTR is not applicable in Great Britain.

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

Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”), has been the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland, together, Great Britain (“GB”); broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA. On February 27, 2023, the UK Government and the European Commission reached a political agreement on the “Windsor Framework” which will revise the Northern Ireland protocol in order to address some of the perceived shortcomings in its operation. Under the changes, Northern Ireland will be reintegrated under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework was approved by the European Union-United Kingdom Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder opted-out. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore, since Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. A new international recognition framework has been in place from January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new GB MA.

The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The MHRA responded to the consultation on March 21, 2023 and confirmed that it would bring forward changes to the legislation. The final legal texts introduced by the UK Government will ultimately determine the extent to which the UK clinical trials framework aligns with or diverges from the (EU) CTR.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Coverage and Reimbursement

In the United States and internationally, sales of NERLYNX and any other product(s) that we market in the future, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability of adequate coverage and reimbursement from third-party payors, such as state and federal governments, managed care providers and private insurance plans. Private insurers, such as health maintenance organizations and managed care providers, have implemented cost-cutting and reimbursement initiatives and likely will continue to do so in the future. These include establishing formularies that govern the drugs and biologics that will be offered and the out-of-pocket obligations of member patients for such products. We may need to conduct pharmacoeconomic studies to demonstrate the cost-effectiveness of our products for formulary coverage and reimbursement. Even with such studies, our products may be considered less safe, less effective or less cost-effective than existing or future products, and third-party payors may not provide limits or deny coverage and reimbursement for our drug candidates, in whole or in part.

In many countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. In the EU, governments influence the price of products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Member states are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. Member states may approve a specific price or level of reimbursement for the pharmaceutical product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the pharmaceutical product on the market, including volume-based arrangements, caps and reference pricing mechanisms. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. The downward pressure on healthcare costs in general, particularly prescription products, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low‑priced markets exert a commercial pressure on pricing within a country. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

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

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our future business. For example, the Patient Protection and Affordable Care Act (the “ACA”), enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, of greatest importance to the pharmaceutical industry are the following:

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, led to reductions of Medicare payments to providers, which will remain in effect through 2032, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

Most significantly, in August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

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

In 2011, Directive 2011/24/EU was adopted at the EU level. This Directive establishes a voluntary network of national authorities or bodies responsible for HTA in the individual EU member states. The network facilitates and supports the exchange of scientific information concerning HTAs. Further to this, in December 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Government Price Reporting

Medicaid is a joint federal and state program for low-income and disabled beneficiaries. Medicare is a federal program covering individuals age 65 and over as well as those with certain disabilities. As a condition of having federal funds being made available for covered outpatient drugs under Medicaid and Medicare Part B, we have enrolled in the Medicaid Drug Rebate Program (“MDRP”), which requires us to pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by a state Medicaid program. Medicaid rebates are based on pricing data that we must report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price (“AMP”) for each drug and, in the case of our innovator products, the best price (“BP”). If we become aware that our MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.

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

Physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties, and often reflect a physician’s belief that the off-label use is the best treatment for the patient. The FDA does not regulate the behavior of physicians in their choice to prescribe treatments, but FDA regulations do impose stringent restrictions on manufacturers’ communications regarding off-label uses. Failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA and other regulatory agencies, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA. In addition to the FDA, a company can be subject to legal claims from other governmental agencies and private parties relating to marketing practices such as the Federal Trade Commission (“FTC”), competitors, patients, and other third parties.

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

The federal Anti-Kickback Statute (“AKS”) prohibits, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution; however, these are drawn narrowly and require strict compliance in order to offer protection. Additionally, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Federal civil and criminal false claims laws, such as the federal False Claims Act (“FCA”) prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented false, fictitious or fraudulent claims for payment or approval by the federal government, including federal health care programs, such as Medicare and Medicaid, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. Private individuals can bring “qui tam” actions under the FCA, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. Moreover, a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA.

The federal Civil Monetary Penalties law prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier.

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

There are also state and foreign law and regulations equivalents of each of the above federal laws, such as state anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers. These laws and regulations may differ from one another in significant ways, thus further complicating compliance efforts. For instance, in the EU, many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medicinal products, in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on pharmaceutical companies. Certain countries also mandate implementation of commercial compliance programs or require disclosure of marketing expenditures and pricing information. Violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, disgorgement, additional reporting obligations and oversight if a manufacturer becomes subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and imprisonment.

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

Other Laws and Regulatory Processes

We are subject to a variety of financial disclosure and securities trading regulations as a public company in the United States with securities traded on the NASDAQ Global Select Market, including laws relating to the oversight activities of the Securities and Exchange Commission (the “SEC”), and the rules and regulations of The NASDAQ Stock Market LLC. In addition, the Financial Accounting Standards Board (“FASB”), the SEC, and other bodies that have jurisdiction over the form and content of our accounts, our financial statements and other public disclosure are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses.

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

Human Capital

Employees

As of December 31, 2023, our workforce consisted of 185 full-time employees. Throughout 2023, the size of our employee population was fairly consistent, but ending with lower headcount at the end of the year due to reorganization efforts and employee attrition. Our employee population consists of a field-based commercial team, working from a home office and visiting customers across the country, employees reporting out of our two offices in the United States - Los Angeles, CA and South San Francisco, CA – and employees working remotely from home on a consistent basis. For our office-based employees, during the latter part of 2022, adopted a virtual work environment, allowing functional management and employees to determine when working virtually is more efficient and productive, and when in-office collaboration is beneficial. We are an equal opportunity employer and believe strongly in hiring and maintaining a diverse, equitable, and inclusive workforce. This is reflected in our numbers with our total workforce being approximately 50% women and 36% ethnically diverse. The following table summarizes our workforce by location for the years ended December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Los Angeles	60	66
South San Francisco	28	35
Field & Remote	97	91
	185	192

We believe that the safety and health of our employees and their families is essential to our business. Our culture is driven by a desire to do what is right, and we strive to support the well-being of our employees. Our financial, medical, and mental health benefits are designed to help employees through crisis, and we recently expanded our offerings to create appropriate “work from home” conditions for those employees that are in field positions or choose not to work in the office to include:

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

In addition to competitive salaries and performance incentives, we offer employees 100% employer-paid benefits that include medical, dental, vision, mental health services, life insurance, paid time off and family leave, 401(k) match, fertility benefits, fitness/wellness benefits, volunteer days and more. Our benefit programs are constantly evolving to meet our employees’ needs and renew our commitment to them as a vital resource to our continued success.

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

We were originally incorporated in the State of Delaware in April 2007 under the name Innovative Acquisitions Corp. We were a “shell” company registered under the Exchange Act with no specific business plan or purpose until we acquired Puma Biotechnology, Inc., a privately held Delaware corporation formed on September 15, 2010 (“Former Puma”), in October 2011. As a result of this transaction, Former Puma became our wholly owned subsidiary and subsequently merged with and into us, at which time we adopted Former Puma’s business plan and changed our name to “Puma Biotechnology, Inc.”

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

Risks Related to our Financial Condition and Capital Requirements

While we have reported net income in the years ended December 31, 2023 and 2022, we cannot assure that we will continue to do so and may not be able to maintain profitability.

We have incurred significant operating losses since our inception. While we have reported net income in the years ended December 31, 2023 and 2022, we cannot assure that we will continue to do so and will need to continue to generate significant revenue to sustain operations and successfully commercialize neratinib and develop alisertib. As of December 31, 2023, we had an accumulated deficit of approximately $1,345.2 million, outstanding indebtedness of approximately $99.7 million and cash and cash equivalents and marketable securities of approximately $95.9 million.

We expect to continue to incur significant expenses and may incur net losses in the future. Since inception, we have devoted substantially all of our resources to identifying, acquiring and developing NERLYNX and to its commercialization in the indications for which it has received regulatory approval. In September 2022, we in-licensed the development and global commercialization rights to our drug candidate, alisertib. Biopharmaceutical development is a highly speculative undertaking and involves a substantial degree of risk. While we experienced profitability in 2023 and 2022, we may incur operating losses in the future as we continue our efforts to commercialize NERLYNX in existing indications and to develop NERLYNX for additional indications, and as we commence development efforts for alisertib and any other drug candidates we may acquire.

In 2017, the FDA approved NERLYNX for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. In February 2020, NERLYNX was also approved by the FDA in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens in the metastatic setting. In 2018, the EC granted a marketing authorization for NERLYNX in the EU for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who completed adjuvant trastuzumab-based therapy less than one year ago. Although we have begun to commercialize NERLYNX in the United States and Europe in these indications, we continue to experience net losses. Moreover, we are in the early stages of development for alisertib. The successful development and commercialization of any drug candidate will require us to perform a variety of functions, including:

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

We may not be able to successfully commercialize NERLYNX in the future.

The future commercial success of NERLYNX depends on the extent to which patients and physicians accept and adopt NERLYNX. For example, if the expected patient population is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take or continue to take NERLYNX, due to any perceived efficacy limitations or related side effects, including diarrhea, or otherwise, the commercial success of NERLYNX will be limited. Thus, significant uncertainty remains regarding the future commercial potential of NERLYNX. We believe our ability to effectively increase product revenue from NERLYNX depends on our ability to, among other things:

•	achieve and maintain compliance with regulatory requirements;

•	create and sustain market demand for NERLYNX through our marketing and sales activities and other arrangements established for the promotion of NERLYNX;

•	compete with other breast cancer drugs, including clinical trials (either in the present or in the future);

•	educate physicians and patients about the benefits, administration and use of NERLYNX;

•	train, deploy and support a qualified sales force;

•	ensure and maintain appropriate placement on formularies and pathways;

•

ensure that our third-party manufacturers manufacture NERLYNX in sufficient quantities, in compliance with requirements of the FDA and similar foreign regulatory agencies where NERLYNX is approved, and at acceptable quality and pricing levels in order to meet commercial demand;

•

ensure that our third-party manufacturers develop, validate and maintain commercially viable manufacturing processes that are compliant with current Good Manufacturing Practice (“cGMP”) or similar foreign regulations;

•	maintain agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;

•	ensure that our entire supply chain efficiently and consistently delivers NERLYNX to our customers;

•	maintain broad levels of coverage and reimbursement for NERLYNX from commercial health plans and governmental health programs;

•	continue to provide co-pay assistance to help qualified patients with out-of-pocket costs associated with their NERLYNX prescription and/or other programs to ensure patient access to our products;

•	maintain acceptance of NERLYNX as safe and effective by patients and the medical community;

•	influence the nature and volume of publicity relative to our competitors’ products;

•	obtain regulatory approvals for additional indications for the use of NERLYNX; and

•

maintain and defend our patent protection and regulatory exclusivity for NERLYNX and to comply with our obligations under, and otherwise maintain, our intellectual property license with Pfizer and our license agreements with third parties.

We cannot assure you that we will successfully address each of these uncertainties or any others we may face in the ongoing commercialization of NERLYNX. In addition, we are dependent on international third-party sub-licensees for the development and commercialization of NERLYNX in several countries outside the United States. The failure of these sub-licensees to meet their contractual, regulatory or other obligations could adversely affect international sales of NERLYNX and hinder our ability to generate revenue. These uncertainties make it difficult to predict our future commercial opportunity and forecast our financial performance.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs and our failure to obtain additional financing when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development or commercialization efforts or other operations.

Our operations have consumed substantial amounts of cash since inception. As we continue to commercialize NERLYNX and as we pursue development of alisertib, our costs and expenses may increase in the future due to, among other things, the cost of a direct sales force and the cost of manufacturing. We will also continue to expend substantial amounts on research and development of our other drug candidates, including conducting clinical trials. Our future capital requirements will depend on many factors, including:

•	the costs and expenses of our United States sales and marketing infrastructure, and of manufacturing;

•	the degree of success we experience in commercializing NERLYNX;

•	the revenue generated by the sale of NERLYNX and any other products that may be approved;

•	the costs, timing and outcomes of clinical trials and regulatory reviews associated with developing NERLYNX for additional indications, alisertib and our other drug candidates;

•	the emergence of competing products;

•	the extent to which NERLYNX or any other drug candidates we develop are adopted by the physician community and patients;

•	the number and types of future drug candidates we develop and commercialize;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the costs of operating as a public company and compliance with existing and future regulations; and

•	the extent and scope of our general and administrative expenses.

While our consolidated financial statements have been prepared on a going concern basis, we expect to incur significant losses for the foreseeable future and will continue to remain dependent on our ability to obtain sufficient funding to sustain operations and successfully commercialize NERLYNX and develop alisertib. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. We may raise funds in equity or debt financings to access funds for our capital needs. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing obtained by us in the future would cause us to incur debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may terminate or delay the development of one or more of our drug candidates, delay clinical trials necessary to market our products, or delay establishment of sales and marketing capabilities or other activities necessary to commercialize our products. If this were to occur, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited. Furthermore, our ability to obtain funding may be adversely impacted by uncertain market conditions, our success in commercializing NERLYNX, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time.

The terms of our Note Purchase Agreement place restrictions on our ability to operate our business and on our financial flexibility, and we may be unable to achieve the revenue necessary for us to incur additional borrowings under the Note Purchase Agreement or to satisfy the minimum revenue and cash balance covenants.

We are party to a Note Purchase Agreement with Athyrium Opportunities IV Co-Invest 1 LP (“Athyrium”), providing for potential issuance by us of notes of up to $125.0 million, which mature on July 23, 2026. The terms of our Note Purchase Agreement place restrictions on our ability to operate our business and on our financial flexibility. As of December 31, 2023, the aggregate principal amount outstanding under the notes sold pursuant to the Note Purchase Agreement (collectively, the “Athyrium Notes”) was $100.0 million. The Athyrium Notes are secured by collateral which consists of our equity interests in our domestic and foreign subsidiaries (including up to 100% of the issued and outstanding equity interests in each of our domestic subsidiaries directly owned by us or the guarantors of the Athyrium Notes) and substantially all of our property. In addition to voluntary prepayments, we may also be required to make mandatory prepayments under the Athyrium Notes in varying amounts within three (3) business days of the occurrence of certain events, including in the event that we receive proceeds from a voluntary or involuntary disposition and such proceeds are not reinvested in eligible assets within 180 days of the date of such disposition, or in the event that we receive extraordinary receipt cash proceeds and such proceeds are not reinvested in eligible assets within 180 days of the date of such extraordinary receipt. The Note Purchase Agreement includes affirmative and negative covenants applicable to us and our subsidiaries. The affirmative covenants include, but are not limited to, requirements to (i) maintain our legal existence and take all reasonable actions to maintain our rights, privileges and authorizations (including renewal of permits or licenses) necessary to conduct our business and maintain our intellectual property, (ii) deliver certain financial statements, certificates and other information to Athyrium on a regular basis, (iii) maintain adequate insurance coverage with respect to the properties and business and (iv) cause all of our deposit accounts (other than certain “excluded accounts”) to be subject to Deposit Account Control Agreements. The negative covenants include, but are not limited to, restrictions on (i) creating or incurring certain liens on our property, assets or revenues, (ii) making certain investments or incurring additional indebtedness, (iii) engaging in certain business or strategic activities (including transactions with affiliates or insiders) and (iv) paying certain dividends, distributions or other restricted payments. Additionally, pursuant to the Note Purchase Agreement, we must maintain a minimum cash balance in our accounts subject to a deposit account control agreement and must achieve certain levels of product revenue for any four (4) consecutive fiscal quarter periods. These affirmative and negative covenants may make it difficult for us to operate our business. In addition, we cannot assure you that we will be able to achieve the minimum product revenue requirements or minimum cash balance requirements under the Note Purchase Agreement. Our failure to satisfy such requirements, or our direct or indirect breach of certain other covenants, could result in an event of default under the Athyrium Notes. The occurrence and continuation of an event of default could (i) cause interest to accrue at a rate per annum equal to the applicable interest rate under the Note Purchase Agreement plus two percent (2.00%) and (ii) cause accrued and unpaid interest on past due amounts (including interest thereon) to be due and payable in cash on demand. Additionally, upon the occurrence or continuation of an event of default, Athyrium, in its capacity as administrative agent, would have the right to exercise remedies against us, including declaring the unpaid principal amount under the Note (and interest thereon) immediately due and payable, and foreclosure against the property securing the Athyrium Notes (including our cash). Other events of default under the Note Purchase Agreement include, but are not limited to, (i) our failure to pay principal or interest due under the Note Purchase Agreement, (ii) our insolvency or related actions (including an assignment for the benefit of creditors), (iii) the existence of material adverse changes in our business or products, (iv) the occurrence of any default under certain other indebtedness in an amount greater than $750,000 or one or more judgments against us in an amount greater than $750,000 individually or in the aggregate that remains unsatisfied, unvacated or unstayed for a period of thirty (30) days after its entry and (v) the delisting of our shares of common stock from the Nasdaq Capital Market.

Risks Related to the Discovery and Development of our Products and Drug Candidates

We have in-licensed alisertib, a drug candidate for which we have assumed all responsibility for global development and commercialization. Our development of alisertib will be expensive, lengthy and unpredictable, and any failure to successfully develop alisertib will have a material adverse effect on our business and financial position.

In September 2022, we in-licensed alisertib from Takeda. Pursuant to our exclusive license agreement with Takeda, we are responsible for global development and commercialization of alisertib. Clinical development of alisertib will be expensive, lengthy and unpredictable. Failure or delay can occur at any time during the development process. There are numerous risks associated with our planned development alisertib, including, among others:

•	We have limited experience developing alisertib;

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

In addition, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our drug candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

NERLYNX, alisertib or other drug candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any, as applicable.

Undesirable side effects caused by NERLYNX, alisertib or other drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. To date, subjects treated with NERLYNX have experienced drug-related side effects such as diarrhea. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our drug candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete clinical trials or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, if we or others later identify undesirable side effects caused by any approved product, including in combination with other approved products or investigational new drugs, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;

•	regulatory authorities may require additional warnings on the label;

•	we may be required to suspend marketing of a product, or we may decide to remove such product from the marketplace;

•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

•	we could be subject to fines, injunctions, or the imposition of criminal or civil penalties, or be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of NERLYNX or the particular drug candidate, if approved, and could significantly harm our business, results of operations and prospects.

We are in the early stages of development of alisertib, and we cannot be certain that we will be successful if we seek regulatory approvals for our drug candidates.

We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the development of alisertib. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We cannot predict with any certainty that any NDA or supplemental NDA (or similar foreign applications) to market alisertib or our other drug candidates will be approved by the FDA or foreign regulatory authorities. We are not permitted to market NERLYNX for other indications or alisertib or any of our other drug candidates in the United States until we receive approval of an NDA from the FDA or until we receive a MA from the EC in the EU, as applicable, for such indications, or, in any foreign countries, until requisite approval from such countries.

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

•

the CRO that we retain to conduct clinical trials or any other third parties involved in the conduct of trials may take actions outside of our control that materially adversely impact our clinical trials;

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

If we do not obtain regulatory approval of alisertib or our other drug candidates in a particular jurisdiction, we will not be able to market such drug candidate in that jurisdiction. Therefore, failure to obtain regulatory approval of alisertib or our other drug candidates will limit our commercial revenue.

In addition, FDA and foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not expected before early 2026. The revisions may however have a significant impact on the biopharmaceutical industry in the long term.

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

The FDA’s approval for NERLYNX and any regulatory approvals that we receive for alisertib or our other drug candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the drug candidate. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and similar requirements and GCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s and foreign regulatory authorities' ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and foreign regulatory authorities' ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the European Medicines Agency (“EMA”) following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA resumed standard inspection operations and any resurgence of the virus or emergence of new variants may lead to further inspectional or administrative delays.

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

Although NERLYNX has been approved by the FDA for two limited indications, alisertib and our other drug candidates are in development, as well, all of which will require extensive clinical testing before we can submit any NDA or similar foreign entities for regulatory approval. We have no prior experience developing alisertib and may face significant difficulties during our development of alisertib. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials for any of our drug candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The results of pre-clinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be successful.

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

•	obtaining approval or a positive opinion from one or more institutional review boards (“IRBs”) or ethics committees;

•	IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;

•	changes to clinical trial protocol;

•	clinical sites deviating from trial protocol or dropping out of a trial;

•	manufacturing sufficient quantities of drug candidate or obtaining sufficient quantities of combination therapies for use in clinical trials;

•	subjects failing to enroll or remain in our trial at the rate we expect, or failing to return for post- treatment follow-up;

•	subjects choosing an alternative treatment for the indication for which we are developing our drug candidates, or participating in competing clinical trials;

•	lack of adequate funding to continue the clinical trial;

•	subjects experiencing severe or unexpected drug-related adverse effects;

•	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;

•	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;

•

a facility manufacturing our drug candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice (“cGMP”), regulations or other applicable requirements, or infections or cross-contaminations of drug candidates in the manufacturing process;

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

Further, we, the FDA, foreign regulatory authorities, or an IRB may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, that we are exposing participants to unacceptable health risks, or if the FDA or such other foreign regulator finds deficiencies in our IND or comparable submissions supporting the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our drug candidates could be harmed, and our ability to generate revenue from the drug candidates may be delayed. In addition, any delays in our clinical trials could increase our costs, slow down the approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our drug candidates.

In addition, the FDA’s and other foreign regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU CTR which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

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

Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their drug candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or comparable foreign regulatory authority approval. We cannot guarantee that the FDA or foreign regulatory authorities will interpret trial results as we do, and more trials could be required before we are able to submit applications seeking approval of our drug candidates. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our drug candidates. Even if regulatory approval is secured for any of our drug candidates, the terms of such approval may limit the scope and use of our drug candidate, which may also limit its commercial potential. Furthermore, the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA or comparable foreign regulatory authorities delaying, limiting or denying approval of our drug candidates.

We may attempt to secure approval from the FDA through the use of the accelerated approval pathway. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary regulatory approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw any accelerated approval we have obtained.

We may in the future seek accelerated approval for our one or more of our drug candidates, including alisertib. Under the accelerated approval program, the FDA may grant accelerated approval to a drug candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the drug candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verity and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, President Biden signed an omnibus appropriations bill to fund the U.S. government through fiscal year 2023. Included in the omnibus bill is the Food and Drug Omnibus Reform Act of 2022, which among other things, provided FDA new statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

Prior to seeking accelerated approval for any of our drug candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval for our drug candidates, there can be no assurance that such application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our drug candidate would result in a longer time period to commercialization of such drug candidate, if any, could increase the cost of development of such drug candidate and could harm our competitive position in the marketplace.

Risks Related to Commercialization of our Drug Candidates

We have limited experience as a company in marketing or distributing pharmaceutical products. If we are unable to expand our marketing and sales capabilities in the commercialization of NERLYNX, our business, results of operations and financial condition may be materially adversely affected.

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

If we are unable to effectively address these risks, our efforts to commercialize NERLYNX, or any additional drug candidates that we develop, could be harmed, which would negatively impact our ability to generate product revenue.

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

NERLYNX was approved by the FDA in 2017. We had total revenue for NERLYNX of $253.2 million, $228.0 million and $235.6 million for the years ended December 31, 2021, 2022 and 2023, respectively. We cannot assure you that the sales of NERLYNX will continue at these levels or grow. We may encounter delays or hurdles related to our sales efforts that affect amount of revenue generated and the timing of such revenue. There is no guarantee that the infrastructure, systems, processes, policies, personnel, relationships and materials we have built to commercialize NERLYNX in the United States will be sufficient for us to achieve success at the levels we expect.

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

The majority of our revenue comes from a limited number of customers. In 2023, four customers individually comprised approximately 31.4%, 17.2%, 15.2% and 11.9% respectively, of our total product revenue. We expect that revenue from a limited number of customers will continue to account for a large portion of our revenue in the future. The loss by us of any of these customers, or a material reduction in their purchases or their market pricing, could harm our business, results of operations, financial condition and prospects. In addition, if any of these customers were to fail to pay us in a timely manner, it could harm our cash flow.

Outside the United States we rely primarily on third-parties to pursue regulatory approval, if necessary, and to commercialize NERLYNX and they may not commit sufficient time or resources to marketing NERLYNX.

Outside the United States, we seek to enter into exclusive sub-license agreements with third parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. As of December 31, 2023, NERLYNX has received approval for the treatment of certain patients with extended adjuvant or metastatic HER2-positive breast cancer in more than 20 countries outside the United States, including the EU, Australia, Canada, and Hong Kong. We are currently party to several sub-licenses in various regions outside the United States, including Europe (excluding Russia and Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, and various countries and territories in Central America, South America, the Middle East and Africa. We depend on these third parties for a significant portion of our total revenue. Royalty revenue obtained pursuant to these sub-license agreements was 14% and 12% of total revenue for the years ended December 31, 2023 and 2022, respectively. We have very little control over these third-parties and any of our existing or future licensees may fail to devote the necessary resources and attention to obtain regulatory approval, where needed, and to market and distribute NERLYNX effectively. If these licensees are unsuccessful in receiving regulatory approvals or in commercializing NERLYNX, our business, results of operations and financial condition will be materially adversely affected. Moreover, we intend to seek additional third parties to sub-license NERLYNX in additional geographies, and may pursue a similar strategy for any future drug candidates that we develop. We cannot assure you that we will be able to enter these agreements on commercial terms, or at all, and our failure to do so would have an adverse effect on our continued commercialization efforts for NERLYNX or any future drug candidates.

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

The FDA and foreign regulatory authorities strictly regulate marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. Any regulatory approval that the FDA or foreign regulatory authorities grant is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA and foreign regulatory authorities. For example, the FDA-approved label for NERLYNX is limited to the extended adjuvant treatment of adult patients with early stage, HER2-positive breast cancer following adjuvant trastuzumab-based therapy, and in combination with capecitabine, to the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 based regimens in the metastatic setting. In addition to the FDA or foreign regulatory authorities approval required for new formulations, any new indication for an approved product also requires FDA or foreign regulatory authorities approval. If we are not able to obtain FDA approval for any desired future indications for our drugs and drug candidates, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

While physicians in the United States and outside the United States may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote the products is narrowly limited to those indications that are specifically approved by the FDA or foreign regulatory authorities. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. For example, in April 2018, we announced that NERLYNX (neratinib) has been included as a recommended treatment option in the latest NCCN Clinical Practice Guidelines in Oncology Central Nervous System Cancers for Breast Cancer patients with brain metastases. The NCCN designated NERLYNX in combination with capecitabine as a category 2A treatment option and NERLYNX in combination with paclitaxel as a category 2B treatment option. Use, as designated for breast cancer patients with brain metastases, is outside the FDA approved indication for NERLYNX and considered investigational, and we do not market or promote NERLYNX for these uses. Regulatory authorities in the United States and outside the United States generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. Although court decisions in the United States have suggested that certain off-label promotional activities may be protected under the First Amendment, the scope of any such protection is unclear. If our promotional activities fail to comply with the FDA’s or other regulatory authorities’ regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA or other regulatory authorities rules and guidelines relating to promotion and advertising may cause the FDA or other regulatory authorities to issue warning letters or untitled letters, bring an enforcement action against us, suspend or withdraw an approved product from the market, require a recall or institute fines or civil fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our reputation and our business.

We may fail to obtain orphan drug designations from the FDA for our drug candidates, and even if we obtain such designations, we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Regulatory authorities in some jurisdictions, including the U.S., may designate drugs designed to address relatively small patient populations as “orphan drugs.” Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States, where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the U.S., orphan designation entitles a party to financial incentives such as opportunities for grant funding for clinical trial costs, tax advantages and user-fee waivers. In addition, if a drug candidate that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

We may decide to seek Orphan Drug Designations for alisertib. There can be no assurances that we will be able to obtain such designations. Even if we, or any future collaborators, obtain orphan drug designation for a drug candidate, we, or they, may not be able to obtain or maintain orphan drug exclusivity for that drug candidate. Further, even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active ingredients may be approved for the same disease or condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same disease or condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care, or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Health care reform measures may hinder or prevent our products’ and drug candidates’ commercial success.

The United States and some foreign jurisdictions have enacted or are considering enacting a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to profitably sell our product and drug candidates, if and when they are approved. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

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

•	an increase of the rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, led to reductions to Medicare payments of providers which, will remain in effect through 2032. On January 2, 2013, the American Taxpayer Relief Act of 2012, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price,

Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

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

We anticipate that other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product and drug candidates, if approved.

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize NERLYNX and our other drug candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could restrict or regulate post-approval activities and affect our ability to commercialize NERLYNX and our other drug candidates, if approved. In other international markets outside the United States and the EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. This Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Failure to obtain or maintain adequate coverage and reimbursement for our products or drug candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

Successful commercial sales of any approved products will depend on the availability of adequate coverage and reimbursement from government health administration authorities, private health insurers and other third-party payors. Each third-party payor separately decides which products it will cover and establishes the reimbursement level, and there is no guarantee that any of our approved products or drug candidates that may be approved for marketing by regulatory authorities will receive adequate coverage or reimbursement levels. Obtaining and maintaining coverage approval for a product is time-consuming, costly and may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of coverage and reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or limited, we may not be able to successfully commercialize any product or drug candidate for which we obtain marketing approval. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs and biologics. Even if we obtain coverage for a given product, the resulting reimbursement rates may be inadequate and may affect the demand for, or the price of, any drug candidate for which we obtain marketing approval.

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

We participate in the Medicaid Drug Rebate Program (“MDRP”) and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs, including NERLYNX, that are dispensed to beneficiaries of these programs. As a condition of having federal funds being made available for our covered outpatient drugs under Medicaid and Medicare Part B, we have enrolled in the MDRP, which requires us to pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by a state Medicaid program. Medicaid drug rebates are based on pricing data that we must report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price (“AMP”) for each drug and, in the case of our innovator products, the best price. If we become aware that our MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. In addition, there is increased focus by the Office of Inspector General within the U.S. Department of Health and Human Services on the methodologies used by manufacturers to calculate AMP, and BP, to assess manufacturer compliance with MDRP reporting requirements. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP, which would result in payment not being available for our covered outpatient drugs under Medicaid or, if applicable, Medicare Part B. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations.

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

We have entered into exclusive sub-license agreements with several third parties that provide these sub-licensees exclusive rights to the development and commercialization of NERLYNX in Europe (excluding Russia and Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, and various countries and territories in Central America, South America, the Middle East and Africa. As a result, we are entirely dependent on these parties to achieve regulatory approval of NERLYNX for marketing in these countries and for the commercialization of NERLYNX, if approved. For the years ended December 31, 2023 and 2022, royalty revenue from these sub-licensees was $32.5 million and $28.0 million, respectively, and represented 14% and 12% of total revenue, respectively. The timing and amount of any milestone and royalty payments we may receive under these agreements, as well as the commercial success of NERLYNX in those regions outside of the United States, will depend on, among other things, the efforts, allocation of resources and successful commercialization of NERLYNX by the licensees. We also depend on these third parties to comply with all applicable laws relative to the development and commercialization of our products in those countries. We do not control the individual efforts of these licensees and have limited ability to terminate these agreements if the licensees do not perform as anticipated. The failure of these licensees to devote sufficient time and effort to the development and commercialization of NERLYNX; to meet their obligations to us, including for future royalty and milestone payments; to adequately deploy business continuity plans in the event of a crisis; and/or to satisfactorily resolve significant disagreements with us or address other factors could have an adverse impact on our financial results and operations. In addition, if these third parties violate, or are alleged to have violated, any laws or regulations during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

Any termination, breach or expiration of any of these sub-license agreements could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive license fees, milestones and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with pursuing regulatory approval and commercialization of the applicable products and drug candidates. Alternatively, we may attempt to identify and transact with a new sub-licensee, but there can be no assurance that we would be able to identify a suitable sub-licensee or transact on terms that are favorable to us.

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

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture NERLYNX, alisertib and other potential drug candidates. While our drug candidates were developed by Pfizer and Takeda, both the drug substance and drug product are manufactured by third-party contractors. We are using the same third-party contractors to manufacture, supply, store and distribute drug supplies for our clinical trials and the commercialization of NERLYNX and we plan to use third-party contractors to manufacture, supply, store and distribute drug supplies for our clinical trials of alisertib. If we are unable to continue our relationships with one or more of these third-party contractors, we could experience delays in our development or commercialization efforts as we locate and qualify new manufacturers. We intend to rely on one or more third-party contractors to manufacture the commercial supply of our drugs. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•	We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited, and the FDA or foreign regulatory authorities must approve any replacement manufacturer with respect to NERLYNX and any other approved products. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA or comparable foreign regulatory authority approval.

•	Our third-party manufacturers might be unable to formulate and manufacture our products and drug candidates in the volume and of the quality required to meet our clinical and/or commercial needs.

•

Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products for commercialization, as applicable.

•

The facilities used by our contract manufacturers to manufacture NERLYNX, alisertib and our other drug candidates must be approved for the manufacture of such products or candidates by the FDA or foreign regulatory authorities pursuant to inspections that are conducted following submission of an NDA to the FDA or pursuant to similar foreign applications to foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP or similar foreign regulations for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and similar non-U.S. regulatory agencies and corresponding state agencies to ensure strict compliance with cGMP regulations and other government regulations and corresponding foreign standards. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for alisertib and our other drug candidates, if approved, or market NERLYNX.

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

We depend upon independent investigators and collaborators, such as CROs, universities and medical institutions, to conduct our pre-clinical studies and clinical trials, including those involving NERLYNX (for additional indications) and alisertib, under agreements with us. These collaborators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with regulatory requirements, including GCP requirements, and the applicable protocol. If we, or any of our CROs or third party contractors, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current cGMP or similar foreign regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would cause us to incur additional costs and delay the regulatory approval process. Moreover, third party contractors and investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard or otherwise fails to satisfy applicable regulatory requirements, the approval of our FDA or foreign applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors to our detriment, our competitive position would be harmed. If any of our relationships with these third-party collaborators terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. Switching or adding additional third parties to our clinical trial programs can involve substantial costs and require extensive management time and focus.

Risks Related to our Business Operations

Our business, financial condition, results of operations and ongoing clinical trials have been, and could continue to be, harmed by the effects of public health emergencies or outbreaks of epidemics, pandemics or contagious diseases.

We and our commercial partners are subject to various risks related to potential future public health emergencies or outbreaks of epidemics, pandemics or contagious diseases, such as the COVID-19 pandemic. For example, many geographic regions previously imposed, or in the future may impose, “shelter-in-place” orders, quarantines or similar orders or restrictions, which may prevent cancer patients from traveling to see their doctors and result in a decline in new patient enrollments/new patient starts and could adversely affect our business, financial condition and results of operations. Additionally, certain of our personnel, such as our commercial, field medical and sales force teams, were restricted or prevented from conducting routine business activities during the height of the COVID-19 pandemic, including traveling or interacting in-person with physicians and customers, as a result of these employee health and safety concerns, “shelter-in-place” orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities. Timely enrollment in our clinical trials is dependent upon global clinical trial sites which have been in the past, and may in the future be, adversely affected by the impacts of a potential resurgence of COVID-19 or other severe global health crises, and disruptions in patient enrollments could have a material adverse impact on our clinical trial plans, timelines, business, financial conditions and results of operations.

Additionally, we rely exclusively on third-party manufacturers to manufacture our products. We, our suppliers and our manufacturers modified our business practices for the continued health and safety of our employees during the height of the COVID-19 pandemic, including by operating with the majority of our respective workforces working from home. If a resurgence of COVID-19 or other severe global health crisis were to occur, it could disrupt our respective standard operations, including our procurement of suppliers for our operations. In addition, this may increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites, and other important agencies and contractors. Our business interruption insurance, if available at all, may be insufficient to cover losses resulting from extended business interruptions from public health emergencies or outbreaks of epidemics, pandemics or contagious diseases.

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

We are subject to the FCPA, regulations of the U.S. Office of Foreign Assets Control, the United Kingdom Bribery Act of 2010 and other anti-corruption, anti-bribery and anti-money laundering laws around the world where we conduct activities, including, if approved in such countries, the sale of our products. We face significant risks and liability if we fail to comply with the FCPA and other anti-corruption and anti-bribery laws that prohibit companies and their employees and third-party business partners, such as distributors or resellers, from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties or candidates, employees of public international organizations including healthcare professionals, or private-sector recipients for the corrupt purpose of obtaining or retaining business, directing business to any person, or securing any advantage. We currently rely on various third parties for certain services outside the United States, including continued development of our drug candidates and, if approved, its subsequent commercialization. We may be held liable for the corrupt or other illegal activities of these third parties and intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

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

Our internal computer systems and those of third parties with which we contract may be vulnerable to damage from cyberattacks, “phishing” attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, computer viruses, malware (e.g. ransomware), sophisticated nation-state and nation-state-supported actors, unauthorized access or use by persons inside our organization or persons with access to systems inside our organization, hacking, natural disasters, terrorism, war and telecommunication and electrical failures despite the implementation of security measures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. System failures, accidents or security breaches could cause interruptions in our operations and could result in a material disruption of our clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our research and development programs, and the development of our drug candidates could be delayed.

The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and evolved. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

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

If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any security compromise affecting us, our service providers, strategic partners, other contractors, consultants, or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could incur liability, including litigation exposure, penalties and fines, we could become the subject of regulatory action or investigation, our competitive position could be harmed and the further development and commercialization of our products and services could be delayed. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business. Furthermore, federal, state and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. We may also be exposed to a risk of loss or litigation and potential liability, which could materially and adversely affect our business, results of operations or financial condition. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

Certain states have also enacted data privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018 (“CCPA”) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act (“CPRA”) generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business; despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

Furthermore, the FTC also has authority to initiate enforcement actions against entities that mislead customers about HIPAA compliance, make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5 of the FTC Act. Even when HIPAA does not apply, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Additionally, federal and state consumer protection laws are increasingly being applied by the FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.

In addition, the regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are being enacted and existing ones are being updated and strengthened. For example, on May 25, 2018, the European Union General Data Protection Regulation (“GDPR”) took effect in Europe. The GDPR is directly applicable in each European Union and EEA member state and applies to companies established in the European Union and the EEA as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the European Union and the EEA. GDPR imposes stringent data protection obligations for processors and controllers of personal data, and penalties and fines for failure to comply with GDPR are significant, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (“DPF”), as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. The DPF also introduced a new redress mechanism for EU citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in future. We currently rely on the EU standard contractual clauses to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third-party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

Further, since January 1, 2021, companies have to comply with the GDPR and also the UK data protection regime, which imposes separate but similar obligations to those under the GDPR. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

As of December 31, 2023, we had 185 employees. Our future success depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled scientific, technical, marketing, managerial and financial personnel. Although we will seek to hire and retain qualified personnel with experience and abilities commensurate with our needs, there is no assurance that we will succeed despite their collective efforts. Competition for personnel is intense, and any failure to attract and retain the necessary technical, marketing, managerial and financial personnel would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

As a result of these or other problems and risks, businesses, technologies or products we acquire or invest in or obtain licenses to may not produce the revenues, earnings or business synergies that we anticipated, acquired or licensed drug candidates or technologies may not result in regulatory approvals, and acquired or licensed products may not perform as expected. As a result, we may incur higher costs and realize lower revenues than we had anticipated. We cannot assure you that any acquisitions or investments we have made or may make in the future will be completed or that, if completed, the acquired business, licenses, investments, products, or technologies will generate sufficient revenue to offset the negative costs or other negative effects on our business. Failure to effectively manage our growth through acquisition or in-licensing transactions could adversely affect our growth prospects, business, results of operations, financial condition, and cash flow.

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

The patents we have licensed may be challenged by third parties and could be invalidated or rendered unenforceable. There is no guarantee that a court would agree that any of the patents we have licensed, and which are currently in force, are valid or enforceable. Challenges to the breadth or strength of protection provided by any patents we have licensed, or patent applications we may pursue in the future, with respect to any of our current or future drug candidates or products, could threaten our ability to commercialize any of our current or future drug candidates or products. Changes in either the patent laws or in the interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property.

The patents we have licensed may be affected by certain provisions of the America Invents Act (“AIA”), enacted in 2011. For example, under the AIA, members of the public may seek to challenge an issued patent by petitioning the U.S. Patent and Trademark Office (“USPTO”) to institute a post grant proceeding, such as a Post Grant Review (“PGR”), or Inter Parties Review (“IPR”). Once a post grant proceeding is instituted, the USPTO may find grounds to revoke the challenged patent or specific claims therein. A similar procedure (known as a patent opposition) has existed in Europe for many years, and we have defended, and continue to defend, our European patents in certain of those proceedings. We cannot predict whether any other licensed patents will become the subject of a post grant proceeding or patent opposition. If a significant product patent is successfully challenged in a post grant proceeding or patent opposition, it may be revoked, which would have a serious negative impact on our ability to maintain exclusivity in the marketplace for our commercial products affected by such revocation and could adversely affect our future revenues and profitability.

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

Additionally, our products may face generic or biosimilar competition before patent exclusivity expires in various jurisdictions.  To date, we have been involved in litigation in the United States against the one ANDA applicant that submitted a Paragraph IV certification directed to our patents (Sandoz), and also in China against parties that filed applications and/or received approval for generic versions of Nerlynx. In order to eliminate the burden, expense, distraction and uncertainties of litigation, we entered a settlement and license agreement in 2022 that would permit Sandoz to begin selling a generic version of neratinib in the United States on or around December 8, 2030.

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

Because patent applications can take many years to issue, there may be currently pending applications unknown to us or reissue applications that may later result in issued patents upon which our products or technologies may infringe. There could also be existing patents of which we are unaware that our products or technologies may infringe. In addition, if third parties file patent applications or obtain patents claiming products or technologies also claimed by us in pending applications or issued patents, we may have to participate in interference proceedings in the USPTO, to determine priority of invention. If third parties file IPR or PGR petitions in the USPTO to invalidate our issued U.S. patents, we may have to participate in such proceedings to defend such patents. If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of our filed foreign patent applications. The outcome of such proceedings in the United States and foreign countries is unpredictable. Some of our competitors may be able to sustain the costs of such proceedings and of complex patent litigation more effectively than we can because they have substantially greater resources. Additionally, any uncertainties resulting from the initiation and continuation of any such proceedings or litigation may have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	the level of sales of NERLYNX;

•	the overall demand for NERLYNX, including the customer ordering and discontinuation patterns;

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;

•	announcements regarding results of any clinical trials relating to our drug candidates;

•	announcements of medical innovations or new products by our competitors;

•	developments involving our sublicensees;

•	issuance of new or changed securities analyst reports or recommendations for our stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or developments in, litigation involving us;

•	market conditions in the biopharmaceutical industry;

•	timing and announcement of regulatory approvals;

•	changes in government regulation that affect us or the biopharmaceutical industry more generally;

•	any future sales of our common stock or other securities in connection with raising additional capital or otherwise;

•	any major change to the composition of our board of directors or management; and

•	general economic conditions and slow or negative growth of our markets.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. These types of lawsuits are subject to inherent uncertainties, and are expensive and time-consuming to investigate, defend and resolve. For instance, in Hsu v. Puma Biotechnology, Inc., the plaintiff alleged that we and certain of our executive officers made false or misleading statements and failed to disclose material adverse facts about our business, operations, prospects and performance in violation of the Exchange Act. In February 2019, a jury found that three of the four challenged statements were not false and misleading, and thus found in the defendants' favor on those claims. In December 2021, the Court issued an order preliminarily approving the parties' settlement which provides for two installment payments by us of approximately $27.1 million each, which were paid in January and June 2022. On August 3, 2022, the Court ordered final approval of the parties’ settlement and dismissed the case, and the matter is now concluded. Any other litigation to which we are a party may similarly divert our management’s attention and financial and other resources or result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines. Additionally, we may decide to settle such lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.

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

We are subject to the rules and regulations of the SEC, including those rules and regulations mandated by the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to include in their annual report a statement of management’s responsibilities for establishing and maintaining adequate internal control over financial reporting, together with an assessment of the effectiveness of those internal controls. Section 404 also requires the independent auditors of certain public companies to attest to, and report on, this management assessment. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration is intended to make cybersecurity considerations an integral part of our decision-making processes. Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;

•	a management team responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

•	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

•	cybersecurity awareness training of our employees, incident response personnel, and senior management;

•	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

•	a third-party risk management process for service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies. Our management team, including our Chief Financial Officer, Senior Director of Information Technology and Senior Vice President, Quality Assurance, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal technology and quality assurance compliance personnel and our retained external cybersecurity consultants. Our management team has experience in risk management as well as in the technology and finance industries, equipping them to oversee cybersecurity risks effectively.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

ITEM 2.	PROPERTIES

We lease approximately 65,656 square feet of office space in the building located at 10880 Wilshire Boulevard, Los Angeles, California for use as our corporate headquarters. This lease commenced in December 2011 and over time has been amended to add rentable square footage. In February 2019, we entered into a long-term sublease agreement whereby we sublease 12,429 square feet of this office space to a third party subtenant. Also, in August 2023, we entered into a long-term sublease agreement whereby we sublease 13,916 square feet of this office space to a third party subtenant. The rental amounts payable to us pursuant to both subleases increase approximately 3% and terminate in March 2026. We also lease approximately 29,470 square feet of office space in the building located at 701 Gateway Blvd, South San Francisco, California. The lease for the South San Francisco facility commenced in October 2012. The lease will terminate around March 2026, with an option to extend for an additional five-year term. We believe that our existing office space, along with the additional office space in South San Francisco, is adequate to meet current and anticipated future requirements and that additional or substitute space will be available as needed to accommodate any expansions that our operations require.

ITEM 3.	LEGAL PROCEEDINGS

Legal Malpractice Suit

On September 17, 2020, the Company filed a lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. The Company is alleging legal malpractice based on the defendants’ negligent handling of the defense of the Company in Eshelman v. Puma Biotechnology, Inc., et al. The Company is seeking recovery of the entire amount awarded in Eshelman v. Puma Biotechnology, Inc., et al. and all legal fees and expenses incurred in appealing from the judgment and retrying the damages phase of the trial. On November 23, 2020, the defendant filed an answer to the complaint denying the allegations of negligence. On August 19, 2022, the Company filed a voluntary dismissal of the legal malpractice action, without prejudice, to allow the Eshelman v. Puma Biotechnology, Inc., et al. to conclude before proceedings. On June 2, 2023, the Company re-filed the lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. On August 22, 2023, the defendants filed motions to dismiss the case. These motions were presented at a hearing on February 20, 2024, but there has yet to be a ruling.

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

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ’314 patent”) and 10,596,162 (“the ’162 patent”) (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ’314 and ’162 patents. The Company is an exclusive licensee of the ’314 and ’162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of unclean hands and patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. A Markman Hearing was conducted on March 17, 2023, and the Court issued its claim construction decision on March 29, 2023. Fact discovery closed on May 19, 2023, and expert discovery closed on November 17, 2023. The parties recently exchanged motions for summary judgment on certain issues and also Daubert challenges to certain expert opinions. A jury trial is scheduled to begin on May 13, 2024.

Acebright China Litigation

On January 18, 2022, Shanghai Acebright Pharmaceuticals Group Co., Ltd. (“Acebright”) filed an ANDA with the National Medical Products Administration in China (“NMPA”) seeking approval to market a generic version of the Company’s NERLYNX® (neratinib) tablet, 40mg in China. Acebright seeks approval prior to the expiration of three patents listed on the China Patent Information Registration Platform for Marketed Drugs (“Chinese Orange Book”), namely, Chinese Patent Nos. ZL201410082103.7, ZL201080060546.6, and ZL200880118789.3 (the “'789 patent”, and collectively, the “NERLYNX® Patents”), alleging in a Type 4.2 patent declaration that its generic version of NERLYNX does not fall within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The patent declaration of Acebright was published in the Chinese Orange Book on January 19, 2022. On March 2, 2022, the Company filed petitions with the China National Intellectual Property Administration (“CNIPA”) and requested administrative determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The Company’s request for administrative determination was accepted by CNIPA on March 18, 2022. The Company has notified NMPA of the acceptance of the request for administrative determination for NMPA to institute a stay of Acebright’s ANDA for nine months. On July 11, 2022, CNIPA decided that claims 5 and 6 of Patent No. ZL200880118789.3 are not eligible for registration in the Chinese Orange Book on the ground that these two pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On September 9, 2022, CNIPA decided that the generic drug in Acebright’s ANDA does not fall within the protection scope of claims 1, 3, 5 and 6 of Patent No. ZL201410082103.7 and claims 1-4, 7 and 9-13 of Patent No. ZL201080060546.6. The three CNIPA administrative decisions on NERLYNX® Patents have lifted the stay of Acebright’s ANDA by NMPA. The Company has appealed each CNIPA administrative decision in January 2023 at the Beijing Intellectual Property Court (“BJIPC”). The three appeals were accepted by BJIPC on February 20, 2023. The Company also filed three civil complaints based on the three NERLYNX® Patents against Acebright with the BJIPC in July 2022 and requested court determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents. On May 6, 2023, the Company withdrew two civil lawsuits and two appeals in relation to Chinese Patent Nos. ZL201410082103.7 and ZL201080060546.6 at the BJIPC. On May 24, 2023, the BJIPC accepted the Company’s withdrawal request. On July 24, 2023, the Company withdrew the remaining one civil lawsuit and one appeal in relation to Chinese Patent No. ZL200880118789.3 at the BJIPC. On August 15, 2023, the BJIPC accepted the Company’s withdrawal request. On September 12, 2023, the NMPA approved Acebright’s ANDA to market a generic version of the Company’s NERLYNX® in China with the approval number of GuoYaoZhunZi H20234141.

On December 28, 2023, the Company filed a civil lawsuit against Acebright for infringement of the '789 patent under Article 11 of the Chinese Patent Law before Jiangsu Nanjing Intermediate People’s Court. The Company’s complaint alleges that Acebright’s offer for sale of a generic version of the Company’s NERLYNX® product infringes the '789 patent. The Company seeks a judgment that Acebright’s product infringes the '789 patent and Acebright’s act of offer for sale shall be enjoined. On January 2, 2024, Jiangsu Nanjing Intermediate People’s Court accepted the civil complaint.

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

Record Holders

On February 20, 2024, we had nine holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. We believe approximately 13,100 additional owners held our common stock in “Street Name” as of February 20, 2024.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The graph and table below compare the cumulative total return of Puma Biotechnology common stock from December 31, 2018, through December 31, 2023, with the cumulative total returns on (i) the Nasdaq Biotechnology Index and (ii) the Nasdaq Composite Index. The comparison assumes investment of $100 on December 31, 2018, in our common stock and in each index and, for each index, assumes reinvestment of all dividends.

The historical price performance included below is not necessarily indicative of future stock price performance.

Cumulative Total Return
Puma Biotechnology, Inc. Compared to the Nasdaq Biotechnology Index and Nasdaq Composite Index

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Puma Biotechnology, Inc.	100.00	43.00	50.42	14.94	20.79	21.28
NASDAQ Biotechnology Index	100.00	125.11	158.17	158.20	142.19	148.72
NASDAQ Composite Index	100.00	136.69	198.10	242.03	163.28	236.17

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

We currently market NERLYNX in the United States using our direct specialty sales force consisting of approximately 38 sales specialists. Our sales specialists are supported by an experienced sales leadership team consisting of regional managers and directors, as well as a commercial team of experienced professionals in marketing, access and reimbursement, managed markets, marketing research, commercial operations and sales force planning and management. Outside the United States, we seek to enter into exclusive sub-license agreements with third parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. As of December 31 2023, NERLYNX has received approval for the treatment of certain patients with extended adjuvant or metastatic HER2-positive breast cancer in over 50 countries outside the United States. We are currently party to several sub-licenses in various regions outside the United States, including Europe (excluding Russia and Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, and various countries and territories in Central America, South America and Africa.

In September 2022, we entered into an exclusive license agreement with Takeda Pharmaceutical Company Limited (“Takeda”) to license the worldwide research and development and commercial rights to alisertib. Alisertib is an investigational, reversible, ATP-competitive inhibitor that is designed to be highly selective for aurora kinase A. Inhibition of aurora kinase A can lead to disruption of mitotic spindle apparatus assembly, disruption of chromosome segregation, and inhibition of cell proliferation. In clinical trials to date, alisertib had shown single agent activity and activity in combination with other cancer drugs in the treatment of many different types of cancers, including hormone receptor-positive breast cancer, triple-negative breast cancer, small cell lung cancer and head and neck cancer. We initiated the ALISertib in CAncer (ALISCA-Lung1) Phase II trial (PUMA-ALI-4201) of alisertib monotherapy for the treatment of patients with extensive stage small cell lung cancer in February 2024, and we plan to commence the ALISCA-Breast 1 trial in the second half of 2024.

Under the terms of the exclusive license agreement, we assumed sole responsibility for the global development and commercialization of alisertib. We paid Takeda an upfront license fee of $7.0 million in October 2022, and it is eligible to receive potential future milestone payments of up to $287.3 million upon our achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. We recorded in-process research and development expense of $7.0 million during the year ended December 31, 2022, in connection with the up-front payment related to the asset acquisition. As of December 31, 2023, no milestones had been accrued as the underlying contingencies were not probable or estimable.

Our expenses to date have been related to hiring staff, commencing company-sponsored clinical trials and the build out of our corporate infrastructure and, since 2017, the commercial launch of NERLYNX. Going forward we anticipate significant expenses as we continue to develop NERLYNX in additional indications and as we pursue the development of alisertib in 2024. Accordingly, our success depends not only on the safety and efficacy of our drug candidates, but also on our ability to finance product development. To date, our major sources of working capital have been proceeds from product and license revenue, public offerings of our common stock, proceeds from our credit facility and sales of our common stock in private placements. We intend to satisfy our near-term liquidity requirements through a combination of our existing cash and cash equivalents and marketable securities as of December 31, 2023, and proceeds that will become available to us through product sales, royalties and sub-license milestone payments. However, this intention is based on assumptions that may prove to be wrong. Changes may occur that would consume our available capital faster than anticipated, including changes in and progress of our development activities, the impact of commercialization efforts, acquisitions of additional drug candidates and changes in regulation. Some of these developments have had and may continue to have an adverse effect on our revenue and thus could have an adverse effect on our ability to satisfy the minimum revenue and cash balance covenants contained in the Athyrium Notes.

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

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses, consist primarily of salaries and payroll-related costs, stock-based compensation expense, professional fees, business insurance, rent, general legal activities, credit loss expense and other corporate expenses. We expense SG&A costs as they are incurred.

Research and development expenses

Research and development (“R&D”) expenses include costs associated with services provided by consultants who conduct clinical services on our behalf, contract organizations for manufacturing of clinical materials and clinical trials. During the years ended December 31, 2023, 2022 and 2021, our R&D expenses consisted primarily of CRO fees, fees paid to consultants, salaries and related personnel costs and stock-based compensation. We expense our R&D costs as they are incurred. Internal R&D expenses primarily consist of payroll-related costs and also include equipment costs, travel expenses and supplies. We expect R&D expenses to increase significantly in 2024 as we initiate two Phase II clinical trials of alisertib.

Acquired In-Process Research and Development Expense

Acquired in-process research and development expense includes the rights to develop new drug candidates. Payments to acquire a new drug candidate are immediately expensed as acquired in-process research and development provided that the drug candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.

Results of Operations

The following summarizes our results of operations for the years ended December 31, 2023 and 2022. For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2022, compared to the year ended December 31, 2021, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the Year Ended December 31, 2022, which was filed with the United States Securities and Exchange Commission on March 2, 2023.

Total revenue

Total revenue was approximately $235.6 million for the year ended December 31, 2023, compared to $228.0 million for the year ended December 31, 2022. This increase in total revenue of $7.6 million was due to an increase in product revenue, net of approximately $3.1 million and an increase in royalty revenue of $4.5 million.

Product revenue, net

Product revenue, net was approximately $203.1 million for the year ended December 31, 2023, compared to $200.0 million for the year ended December 31, 2022. The increase in product revenue, net was primarily attributable to an increase in net selling price, partially offset by a volume decrease of approximately 6.3% in bottles of NERLYNX sold. Reserves for variable consideration were approximately 17.9% of product revenue for the years ended December 31, 2023 and 2022.

License revenue

There was no license revenue for the years ended December 31, 2023 and December 31, 2022.

Royalty revenue

Royalty revenue was approximately $32.5 million for the year ended December 31, 2023, compared to $28.0 million for the year ended December 31, 2022. The increase was due to increased product sales by our sub-licensees as they increased commercialization of NERLYNX in additional territories, including an increase in China sales.

Cost of sales

Cost of sales was approximately $62.7 million for the year ended December 31, 2023, compared to $55.1 million for the year ended December 31, 2022. The $7.6 million increase was primarily due to the increase of product unit sales to our sub-licensees and the related cost of sales, including higher royalty expense. There was also an increase in intangible amortization related to the $12.5 million we paid to Pfizer for meeting a commercial sales milestone as of December 31, 2022.

Selling, general and administrative expenses:

Selling, general, and administrative expenses	For the Year Ended		Change
(in thousands)	December 31,		$	%
	2023	2022	2023/2022	2023/2022
Payroll and related costs	$33,436	$29,933	$3,503	11.7%
Provision for credit loss	881	—	881	100.0%
Professional fees and expenses	34,011	38,122	(4,111)	-10.8%
Travel and meetings	5,537	5,057	480	9.5%
Facilities and equipment costs	5,116	5,338	(222)	-4.2%
Stock-based compensation	6,909	8,046	(1,137)	-14.1%
Loss on impairment of asset	625	—	625	100.0%
Other	3,418	3,482	(64)	-1.8%
	$89,933	$89,978	$(45)	-0.1%

Total SG&A expenses were consistent at approximately $90.0 million for the years ended December 31, 2023 and December 31, 2022. The slight increase is primarily attributable to the following:

•	an increase in payroll and related costs of approximately $3.5 million, primarily due to a $2.0 million tax credit under the Coronavirus Aid Relief Economic Security Act (the “CARES Act”) recorded during the year ended December 31, 2022, without a comparable tax credit in 2023, a $2.9 million increase in salary and benefits, offset by a decrease of $1.5 million in bonus expense;

•	an increase in provision for credit loss of approximately $0.9 million, due to royalties receivable due from a sub-license partner, compared to no provision for credit loss expense for the year ended December 31, 2022;

•	an increase in travel and meetings expense of approximately $0.5 million, primarily due to additional sales field personnel in 2023; and

•	an increase in loss on impairment of asset expense of $0.6 million in connection with our decision to sublease a portion of our leased office space, which was recorded as an operating asset in accordance with ASC 842.

The increases above were partially offset by:

•	a decrease in professional fees and expenses of approximately $4.1 million, primarily due to a decrease in consultant and contractor expenses approximately $3.1 million, a decrease in insurance and other expenses of approximately $1.8 million, offset by an increase in legal fees of approximately $0.8 million; and

•	a decrease in stock-based compensation expense of approximately $1.1 million, primarily due to lower fair value on equity grants as a result of a lower market price for our common stock.

Research and development expenses:

Research and development expenses	For the Year Ended		Change
(in thousands)	December 31,		$	%
	2023	2022	2023/2022	2023/2022
Clinical trial expense	$13,611	$17,367	$(3,756)	-21.6%
Internal R&D	30,731	27,511	3,220	11.7%
Consultant and contractors	2,701	3,582	(881)	-24.6%
Stock-based compensation	3,339	3,780	(441)	-11.7%
	$50,382	$52,240	$(1,858)	-3.6%

Total R&D expenses decreased approximately 3.6% to $50.4 million for the year ended December 31, 2023 from approximately $52.2 million for the year ended December 31, 2022. The decrease is primarily attributable to the following:

•	a decrease in clinical trial expense of approximately $3.8 million, primarily due to the reduction and closure of clinical trial sites with respect to NERLYNX;

•	a decrease in consultant and contractors of approximately $0.9 million, primarily due to the reduction and closure of clinical trial sites with respect to NERLYNX; and

•	a decrease in stock-based compensation of approximately $0.4 million, primarily due to lower fair value on equity grants as a result of a lower market price for our common stock.

The decreases above were partially offset by:

•	an increase in internal R&D of approximately $3.2 million, primarily due to a $1.8 million tax credit recorded during the year ended December 31, 2022 under the CARES Act without a comparable tax credit in 2023, and approximately $1.3 million increase primarily due to 2023 salary increases.

Acquired In-Process Research and Development Expense

For the year ended December 31, 2022, we entered into an exclusive license agreement with Takeda to license the worldwide research and development and commercial rights to alisertib, a new drug candidate. We recorded acquired in-process research and development expense related to the up-front payment of $7.0 million.

Other income and expenses:

Other income (expenses)	For the Year Ended		Change
(in thousands)	December 31,		$	%
	2023	2022	2023/2022	2023/2022
Interest income	$2,605	$813	$1,792	220.4%
Interest expense	(13,330)	(11,592)	(1,738)	15.0%
Legal verdict expense	—	(12,456)	12,456	-100.0%
Other income	759	(28)	787	-2810.7%
	$(9,966)	$(23,263)	$13,297	-57.2%

Interest income

For the year ended December 31, 2023, we recognized approximately $2.6 million in interest income compared to approximately $0.8 million of interest income for the year ended December 31, 2022. The $1.8 million increase in interest income was primarily the result of higher interest rates and an increase in return on investment securities compared to the same period in 2022.

Interest expense

For the year ended December 31, 2023, we recognized approximately $13.3 million in interest expense compared to approximately $11.6 million of interest expense for the year ended December 31, 2022. The approximately $1.7 million increase in interest expense was primarily related to higher interest rates on our Athyrium Notes, which is partially determined by the three-month SOFR rate, as well as imputed interest on $8.0 million related to the final installment payment on the Eshelman litigation settlement due on or before November 1, 2024.

Legal verdict expense

For the year ended December 31, 2022, we increased our legal expense accrual by approximately $12.5 million with respect to the Eshelman v. Puma Biotechnology, Inc., et al. judgment. There were no such expenses for the year ended December 31, 2023.

Other income

For the year ended December 31, 2023, we recognized approximately $0.4 million in foreign currency transaction gains related to euro denominated receivables with an international partner.

Non-GAAP Financial Measures:

In addition to our operating results, as calculated in accordance with generally accepted accounting principles in the United States, (“GAAP”), we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance. The following table presents our net income (loss) and net income (loss) per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation. For the year ended December 31, 2023, stock-based compensation represented approximately 7.3% of the total of SG&A and R&D expenses. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Income (Loss) and GAAP Net Loss Per Share to Non-GAAP Adjusted Net Income (Loss) Per Share

(in thousands except share and per share data)

	For the Year Ended December 31,
	2023		2022
GAAP net income	$21,591		$2
Adjustments:
Stock-based compensation -
Selling, general and administrative (1)	6,908		8,046
Research and development (2)	3,339		3,780
Non-GAAP adjusted net income	$31,838		$11,828

GAAP net income per share—basic	$0.46		$—
Adjustment to net income (as detailed above)	0.22		0.26
Non-GAAP adjusted basic net income per share	$0.68	(3)	$0.26	(3)

GAAP net income per share—diluted	$0.45		$—
Adjustment to net income (as detailed above)	0.22		0.26
Non-GAAP adjusted diluted net income per share	$0.67	(4)	$0.26	(4)

(1) To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.

(3) Non-GAAP adjusted basic net income per share was calculated based on 47,134,331 and 44,674,501 weighted-average shares of common stock outstanding for the years ended December 31, 2023 and 2022, respectively.

(4) Non-GAAP adjusted diluted net income per share was calculated based on 47,550,852 and 44,929,998 weighted-average shares of common stock outstanding for the years ended December 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of and for the years ended December 31, 2023 and 2022 and is intended to supplement the more detailed discussion that follows:

	As of	As of
Liquidity and capital resources (in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$84,585	$76,201
Marketable securities	$11,354	$4,873
Working capital	$56,803	$56,797
Long term debt	$65,659	$98,307
Stockholders' equity	$53,442	$21,608

We also have long-term debt, net of $65.7 million and $98.3 million for the years ended December 31, 2023 and 2022, respectively, related to our Athyrium debt.

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Cash provided by (used in):
Operating activities	$27,009	$(15,827)
Investing activities	(19,125)	7,104
Financing activities	—	12,223
Net increase in cash, cash equivalents and restricted cash	$7,884	$3,500

Operating Activities

We recorded net income of approximately $21.6 million and two thousand dollars for the years ended December 31, 2023 and 2022, respectively. We recorded cash flows from operating activities of approximately $27.0 million for the year ended December 31, 2023 and recorded negative cash flows from operating activities of approximately $15.8 million for the year ended December 31, 2022.

Net cash provided by operating activities for the year ended December 31, 2023 was $27.0 million which consisted of net income of $21.6 million, adjusted for non-cash items of approximately $23.3 million, including stock-based compensation of $10.2 million, and depreciation and amortization of $11.5 million, provision of credit loss of $0.9 million and loss on impairment of ROU asset of $0.6 million. Total changes in cash flows from operations were due to changes in working capital and primarily related to an increase in inventory of approximately $2.6 million (increase in inventory purchases) and an increase in accounts receivable, net of approximately $8.4 million (increase and timing of fourth quarter total revenues) and a decrease in accrued expenses of approximately $7.6 million.

Net cash used in operating activities for the year ended December 31, 2022 of $15.8 million consisted of net income of two thousand dollars, adjusted for non-cash items of approximately $21.7 million, including stock-based compensation and depreciation and amortization. Total changes in cash flows from operations were due to changes in working capital and included a decrease in inventory of approximately $2.6 million and a decrease in prepaid expenses and other of approximately $2.4 million. These changes were offset by an increase in accounts receivable, net of approximately $7.8 million, an increase in other current assets of approximately $2.0 million, a decrease in post-marketing commitment liability of approximately $0.9 million, a decrease in accounts payable of approximately $4.7 million, and a decrease in accrued expenses of approximately $33.1 million.

Investing Activities

During the year ended December 31, 2023, cash used in investing activities was approximately $19.1 million. Cash used in investing activities was primarily due to the purchase of the intangible asset of $12.5 million we paid to Pfizer for meeting a commercial sales milestone and the purchase of available-for-sale securities of approximately $23.8 million, partially offset by the maturities of available-for-sale securities of approximately $17.3 million.

During the year ended December 31, 2022, cash provided by investing activities was approximately $7.1 million. This included the maturity of available-for-sale securities of approximately $18.9 million, partially offset by the purchase of available-for-sale securities of approximately $4.8 million, and the purchase of in-process R&D of $7.0 million as part of the Takeda Agreement.

Financing Activities

There were no financing activities recorded for the year ended December 31, 2023. Cash provided by financing activities for the year ended December 31, 2022 was approximately $12.2 million, representing cash raised, net of offering expenses, from the Purchase Agreement entered into on March 8, 2022 with Mr. Auerbach and Athyrium, and the Purchase Agreement entered into with Mr. Auerbach on December 9, 2022.

Athyrium Note Purchase Agreement

We issued senior notes for an aggregate principal amount of $100.0 million pursuant to the note purchase agreement dated July 23, 2021, by us, and our subsidiaries, and Athyrium, as Administrative Agent, and certain other investor parties (the “Note Purchase Agreement”), with an initial maturity date of July 23, 2026 (the “Athyrium Notes”). The Athyrium Notes were issued for face amount of $100.0 million net of an original issue discount of $1.5 million. The Athyrium Notes also require a 2.0% exit payment to be made on each payment of principal. The borrowings under the Athyrium Notes, together with cash on hand, were used to repay our outstanding indebtedness, including the applicable exit and prepayment fees owed to lenders under our prior credit facility with Oxford (the “Prior Oxford Credit Facility”). We can borrow up to an additional $25.0 million under the Note Purchase Agreement for certain purposes specified in the Note Purchase Agreement. The Athyrium Notes are secured by substantially all of our assets. We incurred $1.9 million of deferred financing costs with the initial borrowing of the Athyrium Notes.

Interest on the Athyrium Notes is calculated in part based on the Secured Overnight Financing Rate (“SOFR”), which replaced the “London Interbank Offering Rate” as the floating benchmark for interest rate calculations applicable to the Athyrium Notes pursuant to the terms of the Third Amendment to Note Purchase Agreement dated as of September 16, 2022 (the “Third Amendment”). The modification of the Note Purchase Agreement pursuant to the Third Amendment did not meet the requirements of a debt extinguishment under ASC 470-50 - Debt Modifications and Exchanges and no gain or loss was recognized. We performed a quantitative analysis and determined that the terms of the new debt and original debt instrument are not substantially different. Accordingly, the Third Amendment is accounted for as a debt modification.

Following the effectiveness of the Third Amendment, the Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) the lesser of (i) the sum of (x) three-month term SOFR for an interest period of three months plus (y) 0.26161% (26.161 basis points) and (ii) three and one-half of one percent (3.50%) per annum. Interest is payable quarterly on the last business day of March, June, September and December each year. Beginning June 30, 2024, principal payments are required to be made quarterly at 11.11% of the original face amount with the remaining balance paid at maturity. Each principal payment will also include a 2.0% exit payment. As of December 31, 2023, the effective interest rate for the loan was 12.99%.

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

The Athyrium Notes include affirmative and negative covenants applicable to us. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, and satisfy certain requirements regarding deposit accounts. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions. We are also required to maintain minimum cash balances and to achieve certain minimum product revenue targets, measured as of the last day of each fiscal quarter on a trailing year-to-date basis.

As of December 31, 2023, the principal balance outstanding under the Athyrium Notes was $100.0 million, representing all of our debt. We were in compliance with all applicable covenants under the Athyrium Notes.

Current and Future Financing Needs

We did not receive or record any product revenue until the third quarter of 2017. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our R&D efforts and our commercialization efforts.

We may choose to begin new R&D efforts, or we may choose to launch additional marketing efforts. For example, we recently in-licensed alisertib from Takeda and assumed sole responsibility for its global development and commercialization. These efforts will require funding in addition to the cash and cash equivalents totaling approximately $84.6 million and approximately $11.4 million in marketable securities available at December 31, 2023. While our consolidated financial statements have been prepared on a going concern basis, we may incur significant losses in the future and will need to generate significant revenue to sustain operations and successfully commercialize neratinib and develop alisertib. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Our ability to obtain funding may be adversely impacted by uncertain market conditions, our success in commercializing neratinib, our success in developing alisertib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. We believe that our existing cash and cash equivalents and marketable securities as of December 31, 2023, and proceeds that will become available to us through product sales and sub-license payments are sufficient to satisfy our operating cash and capital needs for at least one year after the filing of this Annual Report.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. Our contractual obligations result from leases for office space and office equipment and the principal and interest owed under our Note Purchase Agreement. We also have unrecognized tax benefits that, if recognized, would affect the effective tax rate at December 31, 2023. We do not have tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefit will significantly increase or decrease within 12 months of the reporting date. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information.

The following table represents our contractual obligations as of December 31, 2023, aggregated by type (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years
Operating Lease Obligations	13,296	5,805	7,491
Long Term Debt Obligations (principal and interest)	119,574	44,709	74,865
Total	132,870	50,514	82,356

We also engage with CROs and contract manufacturing organizations (“CMOs”) in addition to engaging in contracts for the management of its ongoing clinical trials and pre-commercialization efforts. We may cancel these agreements with a 30 to 45 day written notice to the outside vendor. We would be obligated to pay for services rendered up to that point, which amounts to total contractual obligations of $66.0 million within the next twelve months. The contracts also contain variable costs that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary, and therefore, are not included in the total obligations amount. The remaining milestone amounts were not included in the table above as the timing of when or if these payments will be made is uncertain. As of December 31, 2023, our obligations for potential milestone payments totaled approximately $15.5 million.This amount will be paid by us if all milestones are reached and would reduce the overall contractual obligation if one or more milestone is never reached.

In regard to our contractual obligations in relation to the Pfizer in-license agreement, as consideration for the license, we are required to make substantial payments upon the achievement of certain milestones totaling approximately $187.5 million if all such milestones are achieved, of which $102.5 million have been achieved as of December 31, 2023. The remaining milestone amounts were not included in the table above as the timing of when or if these payments will be made is uncertain. In connection with the FDA approval of NERLYNX in July 2017, we triggered a one-time milestone payment pursuant to the agreement. In June 2020, we entered into a letter agreement with Pfizer relating to the method of payment associated with a milestone payment under our license agreement with Pfizer (see Note 13-Commitments and Contingencies in the accompanying notes to the financial statements). In addition, we reached a commercial milestone by achieving aggregate worldwide net sales of $250.0 million in calendar year 2022, resulting in a payable to Pfizer of $12.5 million. The commercial milestone payable was paid in February 2023. Should we commercialize any more of the compounds licensed from Pfizer or any products containing any of these compounds, we will be obligated to pay to Pfizer annual royalties at a fixed rate in the low to mid-teens of net sales of all such products, subject to certain reductions and offsets in some circumstances. Our royalty obligation continues, on a product-by-product and country-by-country basis, until the later of (i) the last to expire licensed patent covering the applicable licensed product in such country, or (ii) the earlier of generic competition for such licensed product reaching a certain level in such country or expiration of a certain time period after first commercial sale of such licensed product in such country. In the event that we sublicense the rights granted to us under the license agreement with Pfizer to a third party, the same milestone and royalty payments are required. We can terminate the license agreement at will, or for safety concerns, in each case upon specified advance notice.

In regard to our contractual obligations with Takeda, as consideration for the license, we are required to make substantial payments upon the achievement of certain milestones totaling $287.3 million if all such milestones are achieved. As of December 31, 2023, no milestones had been achieved.

See Note 12-Income Taxes and Note 13-Commitments and Contingencies in the accompanying notes to the financial statements for a summary of our uncertain tax positions and contracts held by us as of December 31, 2023. As of December 31, 2023, the amount of unrecognized tax benefit was $2.8 million, and is also not included in the table above as the timing of when or if these payments will be made is uncertain.

Critical Accounting Estimates

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

Revenue Recognition

Under Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“ASC 606”) we recognize revenue when a customer obtains control of the promised goods or services, in an amount that reflects the consideration which we expect to be entitled in exchange for those goods or services. We had no contracts with customers until the FDA approved NERLYNX on July 17, 2017. Subsequent to receiving FDA approval, we entered into a limited number of arrangements with specialty pharmacies and specialty distributors in the United States to distribute NERLYNX. These arrangements are our initial contracts with customers. We have determined that these sales channels with customers are similar.

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

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2023 and, therefore, the transaction price was not reduced further during the year ended December 31, 2023. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Acquired In-Process Research and Development Expense

We have acquired, and may continue to acquire, the rights to develop new drug candidates. Payments to acquire a new drug candidate are immediately expensed as acquired in-process research and development provided that the drug candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.

Recently Issued Accounting Standards

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU modifies the disclosure or presentation requirements of a variety of Topics in the Codification to align with the SEC’s regulations. The ASU also makes those requirements applicable to entities that were not previously subject to the SEC’s requirements. The ASU is effective for the Company two years after the effective date to remove the related disclosure from Regulation S-X or S-K. As of the date these financial statements have been made available for issuance, the SEC has not yet removed any related disclosure. The Company does not expect the adoption of ASU 2023-06 to have a material effect on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning after December 15, 2025. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2023-09 will have on its consolidated financial statements.

Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures requires enhanced disclosures about segment expenses on an annual and interim basis. The impact of the adoption of this ASU is not expected to have a material effect on our consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832), which enhances disclosure of transactions with governments that are accounted for by applying a grant or contribution model. ASU 2021-10 requires entities to provide information about the nature of the transactions, the related accounting policies used to account for the transactions, the effect of the transactions on an entity's financial statements, and significant terms and conditions associated with the transactions. ASU 2021-10 must be adopted for fiscal years beginning after December 15, 2021. Early adoption is permitted. We adopted this guidance during 2022, and recognized approximately $3.8 million in payroll tax credits under the CARES Act.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invest our excess cash primarily in cash equivalents such as money market investments as of December 31, 2023. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of borrowings outstanding under the Athyrium Notes. As of December 31, 2023, the aggregate outstanding principal amounts of the Athyrium Notes was $100.0 million. The Athyrium Notes bear interest at a rate per annum equal to the sum of 8.00% plus the adjusted three-month term SOFR and the lesser of (a) the sum of (i) three-month term SOFR and (ii) 0.26161% (26.161 basis points) and (b) three and one-half of one percent (3.50%) per annum. If overall interest rates had increased by one hundred basis points during the year ended December 31, 2023, our interest expense would have increased by $1.0 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)) as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework - 2013 (COSO 2013 framework). Based on this evaluation, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023.

ITEM 9B.	OTHER INFORMATION

Trading Plans

During the fiscal quarter ended December 31, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) who adopted or terminated contracts, instructions, written plans or arrangements for the purchase or sale of our securities are set forth in the table below:

Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Expiration Date
Brian Stuglik, Board Member	Adopt	December 16, 2023	X		Up to 9,900 shares	June 30, 2024
Troy Wilson, Board Member	Adopt	December 15, 2023	X		Up to 27,000 shares	June 30, 2024
Jay Moyes, Board Member	Adopt	December 17, 2023	X		Up to 22,000 shares	June 30, 2024
Adrian Senderowicz, Board Member	Adopt	December 15, 2023	X		Up to 27,000 shares	June 30, 2024

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our 2024 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our 2024 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our 2024 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our 2024 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our 2024 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.

Consolidated Financial Statement Schedules

(a) Documents Filed as Part of Report

(1) Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm	F-2
•	Consolidated Balance Sheets at December 31, 2023 and 2022	F-4
•	Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021	F-5
•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2023, 2022 and 2021	F-6
•	Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2023, 2022 and 2021	F-7
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021	F-8
•	Notes to Consolidated Financial Statements	F-9

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

3.4	Fourth Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2023 and incorporated herein by reference)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 1, 2012 and incorporated herein by reference)

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

10.2(i)#	Second Amendment to Puma Biotechnology, Inc. 2017 Incentive Award Plan (filed as Exhibit 99.12 to the Company's Current Report on Form S-8 filed with the SEC on September 16, 2021 and incorporated herein by reference)

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

10.15(d)**	Amendment No. 3 to the License Agreement, dated February 24, 2021, by and between the Company and Pierre Fabre Medicament SAS (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021 and incorporated herein by reference)

10.16#	Letter Agreement, dated February 13, 2020, by and between the Company and Jeff J. Ludwig (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2021 and incorporated herein by reference)

10.17(a)**	Note Purchase Agreement, dated July 23, 2021, by and between the Company and Athyrium Opportunities IV Co-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2021 and incorporated herein by reference)

10.17(b)**	First Amendment to Note Purchase Agreement, dated February 8, 2022, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.18(b) to the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2022 and incorporated herein by reference)

10.17(c)	Second Amendment to Note Purchase Agreement, dated May 18, 2022, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.17(c) to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2023 and incorporated herein by reference)

10.17(d)	Third Amendment to Note Purchase Agreement, dated September 16, 2022, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022 and incorporated herein by reference)

10.17(e)**	Fourth Amendment to Note Purchase Agreement, dated November 29, 2022, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.17(e) to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2023 and incorporated herein by reference)

10.17(f)	Limited Waiver and Fifth Amendment to Note Purchase Agreement, dated July 7, 2023, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2023, and incorporated herein by reference)

10.17(g)	Sixth Amendment to Note Purchase Agreement, dated September 8, 2023, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2023, and incorporated herein by reference)

10.18	Open Market Sale AgreementSM, dated November 4, 2021, by and between the Company and Jeffries LLC (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2021 and incorporated herein by reference)

10.19**	Exclusive License Agreement, dated September 16, 2022, by and between the Company and Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022 and incorporated herein by reference)

21.1+	Subsidiaries

23.1+	Consent of KPMG LLP

24.1+	Power of Attorney (included on signature page)

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1+	Puma Biotechnology, Inc. Policy for Recovery of Erroneously Awarded Compensation

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Filed herewith

++	Furnished herewith

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2024.

PUMA BIOTECHNOLOGY, INC.

By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President & Chief Executive Officer

Power of Attorney

KNOWN BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan H. Auerbach and Maximo Nougues, or either of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof. This power of attorney shall be governed by and construed with the laws of the State of Delaware and applicable federal securities laws.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Alan H. Auerbach	February 29, 2024
Alan H. Auerbach
(Principal Executive Officer)

/s/ Maximo Nougues	February 29, 2024
Maximo Nougues
(Principal Financial Officer and Principal Accounting Officer)

/s/ Alessandra Cesano	February 29, 2024
Alessandra Cesano

/s/ Allison Dorval	February 29, 2024
Allison Dorval

/s/ Michael P. Miller	February 29, 2024
Michael P. Miller

/s/ Jay M. Moyes	February 29, 2024
Jay M. Moyes

/s/ Adrian M. Senderowicz	February 29, 2024
Adrian M. Senderowicz

/s/ Brian M. Stuglik	February 29, 2024
Brian M. Stuglik

/s/ Troy E. Wilson	February 29, 2024
Troy E. Wilson

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Puma Biotechnology, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Puma Biotechnology, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Estimate of certain variable consideration related to product revenue, net

As discussed in Note 2 to the consolidated financial statements, the Company recognizes product revenue, net that includes estimates of variable consideration. For the year ended December 31, 2023, the Company recorded product revenue, net of $203.1 million. The components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives. These estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method in Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The range of possible outcomes is driven by relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns.

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

Los Angeles, California
February 29, 2024

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$84,585	$76,201
Marketable securities	11,354	4,873
Accounts receivable, net of allowance for credit loss of $881 and $0	47,837	40,350
Inventory, net	7,080	4,526
Prepaid expenses, current	4,417	5,902
Other assets, current	912	2,429
Total current assets	156,185	134,281
Lease right-of-use assets, net	7,792	11,362
Property and equipment, net	855	1,146
Intangible assets, net	60,871	70,610
Restricted cash, long-term	2,091	2,591
Prepaid expenses and other, long-term	2,734	2,069
Total assets	$230,528	$222,059
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,889	$6,440
Accrued expenses, current	52,721	53,034
Accrued in-licensed rights, current	—	12,500
Post-marketing commitment liability, current	975	1,370
Lease liabilities, current	4,800	4,140
Current portion of long-term debt	33,997	—
Total current liabilities	99,382	77,484
Accrued expenses, long-term	121	7,391
Lease liabilities, long-term	7,034	11,834
Post-marketing commitment liability, long-term	4,890	5,435
Long-term debt, net	65,659	98,307
Total liabilities	177,086	200,451
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 47,646,787 shares issued and outstanding at December 31, 2023 and 46,345,660 issued and outstanding at December 31, 2022	5	5
Additional paid-in capital	1,398,605	1,388,358
Accumulated other comprehensive loss	(4)	—
Accumulated deficit	(1,345,164)	(1,366,755)
Total stockholders' equity	53,442	21,608
Total liabilities and stockholders' equity	$230,528	$222,059

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2023	2022	2021
Revenues:
Product revenue, net	$203,107	$200,023	$189,064
License revenue	—	—	51,750
Royalty revenue	32,530	28,008	12,341
Total revenue	235,637	228,031	253,155
Operating costs and expenses:
Cost of sales	62,682	55,093	63,701
Selling, general and administrative	89,933	89,978	116,294
Research and development	50,382	52,240	71,870
Acquired in-process research and development	—	7,000	—
Total operating costs and expenses	202,997	204,311	251,865
Income from operations	32,640	23,720	1,290
Other income (expenses):
Interest income	2,605	813	160
Interest expense	(13,330)	(11,592)	(12,807)
Legal verdict expense	—	(12,456)	(9,591)
Loss on debt extinguishment	—	—	(8,146)
Other income (expense)	759	(28)	292
Total other expenses, net	(9,966)	(23,263)	(30,092)
Net income (loss) before income taxes	$22,674	$457	$(28,802)
Income tax expense	(1,083)	(455)	(324)
Net income (loss)	$21,591	$2	$(29,126)
Net income (loss) per share of common stock—basic	$0.46	$0.00	$(0.72)
Net income (loss) per share of common stock—diluted	$0.45	$0.00	$(0.72)
Weighted-average shares of common stock outstanding—basic	47,134,331	44,674,501	40,638,852
Weighted-average shares of common stock outstanding—diluted	47,550,852	44,929,998	40,638,852

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Net income (loss)	$21,591	$2	(29,126)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax of $0	(4)	2	(2)
Comprehensive income (loss)	$21,587	$4	$(29,128)

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2020	40,086,387	4	1,331,676	—	(1,337,631)	(5,951)
Stock-based compensation	—	—	32,633	—	—	32,633
Shares issued or restricted stock units vested under employee stock plans	1,089,120	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(29,126)	(29,126)
Balance at December 31, 2021	41,175,507	$4	$1,364,309	$(2)	$(1,366,757)	$(2,446)
Stock-based compensation	—	—	11,826	—	—	11,826
Shares issued or restricted stock units vested under employee stock plans	1,017,744	—	—	—	—	—
Shares issued under private investments in public equity, net of issuance costs of approximately $0.2M	4,152,409	1	12,223	—	—	12,224
Unrealized gain on available-for-sale securities	—	—	—	2	—	2
Net income	—	—	—	—	2	2
Balance at December 31, 2022	46,345,660	$5	$1,388,358	$—	(1,366,755)	$21,608
Stock-based compensation	—	—	10,247	—	—	10,247
Shares issued or restricted stock units vested under employee stock plans	1,301,127	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(4)	—	(4)
Net income	—	—	—	—	21,591	21,591
Balance at December 31, 2023	47,646,787	$5	$1,398,605	$(4)	$(1,345,164)	$53,442

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Operating activities:
Net income (loss)	$21,591	$2	$(29,126)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,519	9,840	11,305
In-process research and development expenses	—	7,000	—
Stock-based compensation	10,247	11,826	32,633
Provision for credit loss (recovery)	881	—	(1,000)
Disposal of property and equipment	—	1	1
Loss on impairment of asset	625	—	—
Loss on debt extinguishment	—	—	8,146
Changes in operating assets and liabilities:
Accounts receivable, net	(8,368)	(7,824)	(5,983)
Inventory, net	(2,554)	2,583	(3,655)
Prepaid expenses and other	820	2,367	2,669
Other current assets	1,517	(1,982)	3,194
Accounts payable	449	(4,734)	(902)
Operating lease assets and liabilities, net	(1,195)	(920)	(707)
Accrued expenses and other	(7,583)	(33,065)	5,209
Post-marketing commitment liability	(940)	(921)	(1,134)
Net cash provided by (used in) operating activities	27,009	(15,827)	20,650
Investing activities:
Purchase of property and equipment	(140)	—	—
Acquired in-process research and development	—	(7,000)	—
Purchase of available-for-sale securities	(23,813)	(4,836)	(38,073)
Maturity of available-for-sale securities	17,328	18,940	27,192
Purchase of intangible assets	(12,500)	—	—
Net cash (used in) provided by investing activities	(19,125)	7,104	(10,881)
Financing activities:
Gross proceeds from private investments in public equity	—	12,500	—
Issuance costs associated with private investments in public equity	—	(277)	—
Proceeds from debt	—	—	98,500
Payment of debt	—	—	(100,000)
Payment of prepayment costs, end of loan payment and other extinguishment costs	—	—	(8,521)
Payment of debt issuance costs	—	—	(1,910)
Installment payment for purchase of intangible asset	—	—	(20,000)
Net cash provided by (used in) financing activities	—	12,223	(31,931)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,884	3,500	(22,162)
Cash, cash equivalents and restricted cash, beginning of period	78,792	75,292	97,454
Cash, cash equivalents and restricted cash, end of period	86,676	78,792	75,292

Supplemental disclosures of non-cash investing and financing activities:
Intangibles in accrued in-license rights	$—	$12,500	$—
Property and equipment purchases in accounts payable	$26	$—	$—
Supplemental disclosure of cash flow information:
Interest paid	$11,628	$10,319	$10,342
Income taxes paid	$737	$384	$324

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation

Puma Biotechnology, Inc., (the “Company”) is a biopharmaceutical company based in Los Angeles, California that develops and commercializes innovative products to enhance cancer care and improve treatment outcomes for patients. The Company is currently commercializing NERLYNX®, an oral version of neratinib (“NERLYNX”), for the treatment of HER2-positive breast cancer. Additionally, the Company in-licensed, and is responsible for global development and commercialization of, alisertib. Alisertib is a selective, small molecule inhibitor of aurora kinase A that is designed to disrupt mitosis leading to apoptosis of rapidly proliferating tumor cells dependent on aurora kinase. The Company believes alisertib has potential application in the treatment of a range of different cancer types, including hormone receptor positive breast cancer, triple-negative breast cancer and small cell lung cancer.

The Company has one subsidiary, Puma Biotechnology, B.V., a Netherlands company. This subsidiary was established for the purpose of legal representation in the European Union. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements of the Company and its subsidiary has been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).

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

In September 2022, the Company entered an exclusive license agreement with a subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of aurora kinase A. Alisertib is an adenosine triphosphate–competitive and reversible inhibitor of aurora kinase A and results in disruption of mitosis leading to apoptosis of rapidly proliferating tumor cells that are dependent on aurora kinase A. Alisertib has been tested in clinical trials in patients with metastatic cancers including breast cancer, small cell lung cancer, head and neck cancer, ovarian cancer, peripheral T cell lymphoma and acute myeloid leukemia. Under the terms of the exclusive license agreement, the Company assumed sole responsibility for the global development and commercialization of alisertib. The Company paid Takeda an upfront license fee of $7.0 million in October 2022 and is eligible to receive potential future milestone payments of up to $287.3 million upon the Company’s achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. The Company recorded in-process research and development expense of $7.0 million during the year ended December 31, 2022, in connection with the up-front payment related to the asset acquisition. As of December 31, 2023, no milestones had been accrued as the underlying contingencies were not probable or estimable.

The Company has reported net income of approximately $21.6 million and cash provided by operations of approximately $27.0 million for the year ended December 31, 2023. The Company’s commercialization, research and development or marketing efforts may require funding in addition to the cash and cash equivalents and marketable securities totaling approximately $95.9 million at December 31, 2023. The Company believes that its existing cash and cash equivalents and marketable securities as of December 31, 2023 and proceeds that will become available to the Company through product sales and sub-license payments are sufficient to satisfy its operating cash needs, including amounts due under the Company's Note Purchase Agreement with Athyrium, for at least one year after the filing of the Annual Report on Form 10-K in which these financial statements are included. The Company continues to remain dependent on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib in the United States. While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future. The Company’s ability to obtain funding may be adversely impacted by uncertain market and economic conditions, the Company’s success in commercializing neratinib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. Additionally, the terms of the Company’s Note Purchase Agreement place restrictions on the Company’s ability to operate the business and on the Company’s financial flexibility, and the Company may be unable to achieve the revenue necessary to satisfy the minimum revenue and cash balance covenants as specified in the agreement.

Since its inception through December 31, 2023, the Company’s financing has primarily been proceeds from product, royalty, and license revenue, public offerings of its common stock, private equity placements, and various debt instruments.

Note 2—Significant Accounting Policies

The significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment to the presentation of operating lease assets and liabilities, net has been made to the Consolidated Statements of Cash Flows for the year ended  December 31, 2022.

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

	For the Year Ended December 31,
	2023	2022	2021
Options outstanding	3,836,328	4,212,481	4,595,247
Warrant outstanding	2,116,250	2,116,250	2,116,250
Unvested restricted stock units	977,392	478,108	1,399,317
Totals	6,929,970	6,806,839	8,110,814

Revenue Recognition

Under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) the Company recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods or services. The Company had no contracts with customers until the FDA approved NERLYNX on July 17, 2017. Subsequent to receiving FDA approval, the Company entered into a limited number of arrangements with specialty pharmacies and specialty distributors in the United States to distribute NERLYNX. These arrangements are the Company’s initial contracts with customers. The Company has determined that these sales channels with customers are similar.

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

If taxes relating to product sales should be collected from customers and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the year ended December 31, 2023.

For the year ended December 31, 2023,four customers individually comprised approximately 31.4%, 17.2%, 15.2% and 11.9% respectively, of the Company’s total product revenue. For the year ended December 31, 2022, two major customers accounted for approximately 35% and 20%, respectively, of the Company’s total product revenue. For the year ended December 31, 2021, two major customers accounted for approximately 31% and 22%, respectively, of the Company’s total product revenue.

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

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analysis also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2023 and, therefore, the transaction price was not reduced further during the year ended December 31, 2023. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

License fees under the sub-license agreements include one-time upfront payments when each sub-license agreement was executed and potential additional one-time milestone payments due to the Company upon successful completion of certain performance obligations, such as achieving regulatory approvals or sales target thresholds, and potential double-digit royalties on sales of the licensed product, calculated as a percentage of net sales of the licensed product throughout each sub-licensee’s respective territory. As of December 31, 2023, the total potential milestone payments that would be due to the Company upon achievement of all respective performance obligations under the sub-license agreements is approximately $579.8 million. At this time, the Company cannot estimate if or when these milestone-related performance obligations might be achieved.

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

Royalty Expenses

Royalties incurred in connection with the Company’s license agreement with Pfizer, as disclosed in Note 13-Commitments and Contingencies, are expensed to cost of sales as revenue from product sales is recognized.

Research and Development Expenses

Research and development (“R&D”) expenses are charged to operations as incurred. The major components of research and development costs include clinical manufacturing costs, clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials, and allocations of various overhead costs. Clinical trial expenses include, but are not limited to, investigator fees, site costs, comparator drug costs, and clinical research organization (“CRO”) costs. In the normal course of business, the Company contracts with third parties to perform various clinical trial activities in the ongoing development of potential products. The financial terms of these agreements are subject to negotiation and variations from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients and the completion of portions of the clinical trial or similar conditions. The Company’s accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites, cooperative groups and CROs. As actual costs become known, the Company adjusts its accruals in that period.

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

Acquired In-Process Research and Development Expense

The Company has acquired, and may continue to acquire, the rights to develop new drug candidates. Payments to acquire a new drug candidate are immediately expensed as acquired in-process research and development provided that the drug candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.

Stock-Based Compensation

Stock option awards

ASC Topic 718, Compensation-Stock Compensation (“ASC 718”) requires the fair value of all share-based payments to employees and non-employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. Under ASC 718, employee and non-employee option grants are generally valued at the grant date and those valuations do not change once they have been established. The fair value of each option award is estimated on the grant date using the Black-Scholes Option Pricing Method. As allowed by ASC 718, the Company’s estimate of expected volatility is based on its average volatilities using its expected life, or approximately the past six years of publicly traded history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. Option forfeitures are estimated when the option is granted to reduce the option expense to be recognized over the life of the award. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools, actual forfeiture experience and other factors. The option expense is adjusted upon the actual forfeiture of a stock option grant and the Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Due to its limited history of stock option exercises, the Company uses the simplified method to determine the expected life of the option grants. Compensation expense related to modified stock options is measured based on the fair value for the awards as of the modification date. Any incremental compensation expense arising from the excess of the fair value of the awards on the modification date compared to the fair value of the awards immediately before the modification date is recognized at the modification date or ratably over the requisite service period, as appropriate.

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

Warrants

Warrants (see Note 10-Stockholders’ Equity (Deficit) for further details) granted to employees and non-employees are normally valued at the fair value of the instrument on the grant date and are recognized in the statement of operations over the requisite service period. When the requisite service period precedes the grant date and a market condition exists in the warrant, the Company values the warrant using the Monte Carlo Simulation Method. When the terms of the warrant become fixed, the Company values the warrant using the Black-Scholes Option Pricing Method. As allowed by ASC 718, the Company’s estimate of expected volatility is based on its average volatilities using its past nine years of publicly traded history. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant valuation. In determining the value of the warrant until the terms are fixed, the Company factors in the probability of the market condition occurring and several possible scenarios. When the requisite service period precedes the grant date and is deemed to be complete, the Company records the fair value of the warrant at the time of issuance as an equity stock-based compensation transaction. The grant date is determined when all pertinent information, such as exercise price and quantity are known.

Income Taxes

The Company follows ASC Topic 740, Income Taxes (“ASC 740”) which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2023, the Company’s uncertain tax positions includes a reserve for its R&D credits.

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

Restricted Cash

Restricted cash represents cash held at financial institutions that is pledged as collateral for stand-by letters of credit for lease and legal verdict commitments. The lease related letters of credit will lapse at the end of the respective lease terms through 2026. At December 31, 2023 and 2022, the Company had restricted cash in the amount of $2.1 million and $2.6 million, respectively.

Investment Securities

The Company classifies all investment securities (short-term and long-term) as available-for-sale, as the sale of such securities may be required prior to maturity to implement management’s strategies. These securities are carried at fair value, with the unrealized gains and losses, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. In accordance with ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, credit losses on available-for-sale securities are reported using an expected loss model and recorded to an allowance. No material credit losses on available-for-sale securities were recognized in the years ending December 31, 2023, Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned.

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

Following are the major categories of assets measured at fair value on a recurring basis as of December 31, 2023 and 2022, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

December 31, 2023	Level 1	Level 2	Level 3	Total
Cash equivalents	$29,068	$8,490	$—	$37,558
US Government	3,444	—	—	3,444
Commercial paper	—	7,910	—	7,910
	$32,512	$16,400	$—	$48,912

December 31, 2022	Level 1	Level 2	Level 3	Total
Cash equivalents	$41,673	$—	$—	$41,673
Commercial paper	—	4,873	—	4,873
Totals	$41,673	$4,873	$—	$46,546

The Company’s investments in commercial paper, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
December 31, 2023	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$37,561	$—	$(3)	$37,558
US Government	Less than 1	3,443	1	—	3,444
Commercial paper	Less than 1	7,912	1	(3)	7,910
Totals		$48,916	$2	$(6)	$48,912

	Maturity	Amortized	Unrealized		Estimated
December 31, 2022	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$41,673	$—	$—	$41,673
Commercial paper	Less than 1	4,873	—	—	4,873
Totals		$46,546	$—	$—	$46,546

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, marketable securities, and accounts receivable, net. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at December 31, 2023, were approximately $84.4 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

The Company sells its products in the United States primarily through specialty pharmacies and specialty distributors. Therefore, wholesale distributors and large pharmacy chains account for a large portion of its accounts receivables, net and product revenues, net. The creditworthiness of its customers is continuously monitored, and the Company has internal policies regarding customer credit limits. The Company estimates an allowance for credit loss primarily based on the credit worthiness of its customers, historical payment patterns, aging of receivable balances and general economic conditions. The Company recorded $0.9 million credit loss expense in the year ended December 31, 2023, and no such expense in the year ended December 31, 2022. The Company recorded a recovery of credit loss expense of $1.0 million in year ended December 31, 2021.

As of December 31, 2023 and 2022, accounts receivable from individual customers with balances due in excess of 10% of total accounts receivable totaled $32.3 million and $28.9 million, respectively.

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

The Company’s inventory balances are as follows:

	December 31, 2023	December 31, 2022
Raw materials	$5,693	$1,679
Work-in-process (materials, labor and overhead)	820	2,661
Finished goods (materials, labor and overhead)	567	186
Total inventories	$7,080	$4,526

Other Current Assets

Other current assets consisted of the following at  December 31 (in thousands):

	December 31, 2023	December 31, 2022
CARES Act Credit Receivable	$—	$1,920
Reimbursement receivable	652	—
Other	260	509
Totals	$912	$2,429

Other current assets primarily contain receivables other than trade receivables. For the year ended December 31, 2023, the Company recorded a $0.7 million receivable for reimbursement from a vendor for damaged inventory. For the year ended December 31, 2022, the Company recorded a $1.9 million receivable related to the Coronavirus Aid Relief Economic Security Act (the “CARES Act”), which was received in the first quarter of 2022. Other amounts consist primarily of capitalized sublease commission and a sublease tenant improvement allowance, net of amortization.

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

The Company reviews its long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as required by ASC Topic 360, Property, Plant, and Equipment (“ASC 360”). The Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows over the life of the asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would then determine the fair value of the long-lived asset and recognize an impairment loss for the amount in excess of the carrying value. No impairments were recorded during the years ended December 31, 2023 and 2022.

Leases

ASC Topic 842, Leases, as adopted in the first quarter of 2019, requires lessees to recognize most leases on the balance sheet with a corresponding right-of-use asset (“ROU asset”). ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. ROU assets are evaluated for impairment using the long-lived assets impairment guidance, as required by ASC 360. A significant indication of impairment of an ROU asset would include a change in the extent or manner in which the asset is being used. The Company must make assumptions that underlie the most significant and subjective estimates in determining whether any impairment exists. Those estimates, and the underlying assumptions, include estimates of future cash flow utilizing market lease rates and determination of fair value. If an ROU asset related to an operating lease is impaired, the carrying value of the ROU asset post-impairment should be amortized on a straight-line basis through the earlier of the end of the useful life of the ROU asset or the end of the lease term. Post impairment, a lessee must calculate the amortization of the ROU asset and interest expense on the lease liability separately, although the sum of the two continues to be presented as a single lease cost. If a lease is planned to be abandoned with no intention of subleasing, the ROU asset should be assessed for impairment.

Leases are classified as financing or operating, which will drive the expense recognition pattern. The Company elects to exclude short-term leases if and when the Company has them. For additional information, see Note 6-Leases.

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

The incremental borrowing rate (“IBR”) represents the rate of interest the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. When determinable, the Company uses the rate implicit in the lease to determine the present value of lease payments. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s average IBR for existing leases as of December 31, 2023 was 10.9%.

The Company decided to cease the use of a portion of its leased office space in 2023. In connection with the decreased need for the right to use the ROU asset, the Company entered into a sublease for the underlying asset, in which the sublease income is less than the original lease payments, indicating impairment. In performing the recoverability test on the effective date, the undiscounted future estimated cash flows and carrying value were identified for the subleased portion of the leased building, as an individual asset group, defined under ASC 360. A reduction to the carrying value of the ROU asset of approximately $0.6 million was recorded, representing the fair value amount in excess of the carrying value, with a corresponding impairment charge recorded as selling, general and administration expense, in the consolidated statements of operations for the year ended  December 31, 2023.

License Fees and Intangible Assets

The Company expenses amounts paid to acquire licenses associated with products under development when the ultimate recoverability of the amounts paid is uncertain and the technology has no alternative future use when acquired. Acquisitions of technology licenses are charged to expense or capitalized based upon the asset achieving technological feasibility in accordance with management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future use. The Company has determined that technological feasibility for its drug candidates is reached when the requisite regulatory approvals are obtained to make the product available for sale. The Company capitalizes technology licenses upon reaching technological feasibility.

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

In September 2022, the Company entered into an exclusive license agreement with Takeda to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of aurora kinase A. The up-front payment of $7.0 million was expensed as acquired in-process research and development as the drug candidate has not achieved regulatory approval for marketing and has no alternative future use.

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or non-clinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales of the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each asset group to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. In connection with the FDA approval of NERLYNX in July 2017, the Company triggered a one-time milestone payment pursuant to its license agreement with Pfizer. In June 2020, the Company entered into a letter agreement with Pfizer relating to the method of payment associated with a milestone payment under the Company’s license agreement with Pfizer (see Note 13-Commitments and Contingencies). The Company capitalized the milestone payments as an intangible asset and is amortizing the asset to cost of sales on a straight-line basis over the estimated useful life of the licensed patent through 2030. In addition, the Company reached a commercial milestone by achieving aggregate worldwide net sales of $250 million in calendar year 2022, resulting in a payable to Pfizer of $12.5 million as of December 31, 2022. The Company capitalized this milestone as an intangible asset and accrued in-licensed rights on the accompanying consolidated balance sheets and payment was made in the first quarter of 2023. The Company recorded amortization expense related to its intangible assets of $9.7 million, $8.0 million, and $8.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, estimated future amortization expense related to the Company’s intangible asset was approximately $9.7 million for each year from 2023 through 2029, and $2.4 million for 2030.

Recently Issued Accounting Standards

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU modifies the disclosure or presentation requirements of a variety of Topics in the Codification to align with the SEC’s regulations. The ASU also makes those requirements applicable to entities that were not previously subject to the SEC’s requirements. The ASU is effective for the Company two years after the effective date to remove the related disclosure from Regulation S-X or S-K. As of the date these financial statements have been made available for issuance, the SEC has not yet removed any related disclosure. The Company does not expect the adoption of ASU 2023-06 to have a material effect on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning after December 15, 2025. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2023-09 will have on its consolidated financial statements.

Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about segment expenses on an annual and interim basis. The impact of the adoption of this ASU is not expected to have a material effect on our consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832), which enhances disclosure of transactions with governments that are accounted for by applying a grant or contribution model. ASU 2021-10 requires entities to provide information about the nature of the transactions, the related accounting policies used to account for the transactions, the effect of the transactions on an entity's financial statements, and significant terms and conditions associated with the transactions. ASU 2021-10 must be adopted for fiscal years beginning after December 15, 2021. Early adoption is permitted. We adopted this guidance during 2022, and recognized approximately $3.8 million in payroll tax credits under the CARES Act.

Note 3—Accounts Receivable

Accounts receivable, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Trade accounts receivable	$27,669	$27,600
Royalty revenue receivable	21,049	12,750
Total accounts receivable	$48,718	$40,350

Allowance for credit losses	(881)	—
Total accounts receivable, net	$47,837	$40,350

Trade accounts receivable consist entirely of amounts owed from the Company’s customers related to product sales. Royalty revenue receivable represents amounts owed related to royalty revenue recognized based on the Company’s sub-licensees’ sales in their respective territories in the years ended December 31, 2023 and 2022.

For all accounts receivable, the Company recognized credit losses based on lifetime expected losses. In determining estimated credit losses, the Company evaluated its historical loss rates, current economic conditions and reasonable and supportable forecasts of future economic conditions. The Company recorded $0.9 million credit loss expense in the year ended December 31, 2023, and no such expense in the year ended December 31, 2022. The Company recorded a recovery of credit loss expense of $1.0 million in year ended December 31, 2021.

Note 4—Prepaid Expenses and Other

Prepaid expenses and other consisted of the following at December 31 (in thousands):

	December 31, 2023	December 31, 2022
Current:
CRO services	$6	$431
Other clinical development	534	1,408
Insurance	1,403	2,318
Professional fees	1,081	300
Other	1,393	1,445
	4,417	5,902
Long-term:
Other clinical development	210	—
Other	2,524	2,069
	2,734	2,069
Totals	$7,151	$7,971

Other current prepaid amounts consist primarily of deposits, signing bonuses, licenses, subscriptions and software. Other long-term prepaid amounts consist primarily of prefunding of reimbursement claims.

Note 5—Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	December 31, 2023	December 31, 2022
Leasehold improvements	$3,779	$3,779
Computer equipment	2,095	2,132
Telephone equipment	302	302
Furniture and fixtures	2,359	2,359
Total property and equipment	8,535	8,572
Less: accumulated depreciation	(7,680)	(7,426)
Property and equipment, net	$855	$1,146

For the years ended December 31, 2023, 2022 and 2021, the Company incurred depreciation expense of $0.4 million, $0.6 million, and $0.7 million, respectively.

Note 6—Leases

In December 2011, the Company entered into a non-cancelable operating lease for office space in Los Angeles, California, which lease was subsequently amended in November 2012, December 2013, March 2014, July 2015, and December 2017. The initial term of the lease was for seven years and commenced on December 10, 2011. As amended, the Company rents approximately 65,656 square feet. The term of the lease runs until March 2026, and rent amounts payable by the Company increase approximately 3% per year. Concurrent with the execution of the lease, the Company provided the landlord an automatically renewable stand-by letter of credit in the amount of $1.0 million. The stand-by letter of credit is collateralized by a high-yield savings account, which is classified as restricted cash, long-term on the accompanying consolidated balance sheets.

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

Total rent expense for years ended December 31, 2023, 2022 and 2021 was approximately $4.9 million, $4.9 million and $5.1 million, respectively. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. The Company’s office and equipment leases generally have contractually specified minimum rent and annual rent increases are included in the measurement of the ROU asset and related lease liability. Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in selling, general and administrative costs in the consolidated statements of operations when they are incurred.

The future minimum lease payments under ASC 842 as of December 31, 2023 were as follows (in thousands):

Amount
2024	$5,805
2025	5,983
2026	1,508
Total minimum lease payments	$13,296
Less: imputed interest	(1,462)
Total lease liabilities	$11,834

In February 2019, the Company entered into a long-term sublease agreement for 12,429 square feet of the office space in Los Angeles, California. Also, in August 2023, the Company entered into a long-term sublease agreement for an additional 13,916 square feet of the office space in Los Angeles, California, which commenced in  November 2023. As a result of the long-term sublease entered during 2023, the Company recorded an impairment expense on the right-of-use asset of approximately $0.6 million. For both subleases, the term of the leases run until  March 2026 and the rent amounts payable to the Company increase approximately 3% per year. The Company recorded sublease income of $0.5 million for each of the years ended  December 31, 2023, 2022 and 2021, in other income (expenses) in the consolidated statements of operations.

The future minimum lease payments to be received as of December 31, 2023 were as follows (in thousands):

Amount
2024	$1,013
2025	1,044
2026	266
Total	$2,323

Supplemental cash flow information related to leases for the year ended December 31, 2023:

Supplemental cash flow information related to leases for the twelve months ended December 31, 2023:
Operating cash flows used for operating leases (in thousands)	$6,084
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted average remaining lease term (in years)	2.2
Weighted average discount rate	10.9%

Note 7—Intangible Assets

Intangible assets consisted of the following at December 31 (in thousands):

	December 31, 2023	December 31, 2022
Acquired and in-licensed rights	$102,500	$102,500
Less: accumulated amortization	(41,629)	(31,890)
Total intangible assets, net	$60,871	$70,610

Estimated future intangible amortization expense as of  December 31, 2023 is as follows (in thousands):

2024	$9,739
2025	9,739
2026	9,739
2027	9,739
2028	9,739
Thereafter	12,176
Totals	$60,871

Note 8—Accrued Expenses

Accrued expenses consisted of the following at December 31 (in thousands):

	December 31, 2023	December 31, 2022
Current:
Accrued legal verdict expense	$7,706	$8,000
Accrued royalties	16,496	13,585
Accrued CRO services	940	1,796
Accrued variable consideration	9,388	12,304
Accrued bonus	5,900	7,667
Accrued compensation	4,379	4,301
Accrued other clinical development	1,044	1,233
Accrued professional fees	245	1,649
Accrued legal fees	1,589	1,731
Accrued manufacturing costs	4,521	553
Other	513	215
	52,721	53,034
Long-term:
Accrued legal verdict expense	—	7,354
Accrued other	121	37
	121	7,391
Totals	$52,842	$60,425

Included in accrued liabilities is approximately $7.7 million ($8.0 million net of imputed interest) as of December 31, 2023, and $15.4 million ($16.0 million net of imputed interest) as of December 31, 2022, that is related to Eshelman v. Puma Biotechnology, Inc., et al. On November 10, 2022, the Company announced the parties entered into a settlement agreement. Pursuant to the settlement agreement, Dr. Eshelman filed a Stipulation of Voluntary Dismissal with Prejudice on November 7, 2022, and the Company agreed to pay Dr. Eshelman $16.0 million. The settlement amount will be paid in two separate payments, the first payment of $8.0 million was paid in January 2023, and the second payment of $8.0 million will be paid on or before November 1, 2024.

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

Restructuring Costs

On  October 26, 2023, the Company implemented a reduction in our workforce of approximately 5% across the Company. The Company incurred approximately $0.4 million in related costs, including severance payments and insurance premiums, of which approximately $0.1 million is included in accrued compensation as of December 31, 2023. The Company believes that all payments related to this plan will be made by  March 31, 2024.

Note 9—Debt

Long-term debt consisted of the following at December 31, 2023 (in thousands):

	December 31, 2023	Maturity Date
Total debt, inclusive of $2.0 million exit payment	$102,000	July 23, 2026
Less: debt issuance costs and discounts	(2,344)
Less: current portion	(33,997)
Total long-term debt, net	$65,659

Athyrium Note Purchase Agreement

The Company issued senior notes for an aggregate principal amount of $100.0 million pursuant to a note purchase agreement dated  July 23, 2021, by the Company, and its subsidiaries, and Athyrium Opportunities IV Co-Invest 1 LP (“Athyrium”), as Administrative Agent, and certain other investor parties (the “Note Purchase Agreement”), with an initial maturity date of  July 23, 2026 (the “Athyrium Notes”). The Athyrium Notes were issued for face amount of $100.0 million net of an original issue discount of $1.5 million. The Athyrium Notes also require a 2.0% exit payment to be made on each payment of principal. The borrowings under the Athyrium Notes, together with cash on hand, were used to repay the Company’s outstanding indebtedness, including the applicable exit and prepayment fees owed to lenders under its Oxford Credit Facility. The Company can borrow up to an additional $25.0 million under the Note Purchase Agreement for certain purposes specified in the Note Purchase Agreement. The Athyrium Notes are secured by substantially all of the Company’s assets. The Company incurred $1.9 million of deferred financing costs with the borrowing.

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

Following the effectiveness of the Third Amendment, the Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) the lesser of (i) the sum of (x) three-month term SOFR for an interest period of three months plus (y) 0.26161% (26.161 basis points) and (ii) three and one-half of one percent (3.50%) per annum. Interest is payable quarterly on the last business day of March, June, September and December each year. Beginning June 30, 2024, principal payments are required to be made quarterly at 11.11% of the original face amount with the remaining balance paid at maturity. Each principal payment will also include a 2.0% exit payment. As of December 31, 2023, the effective interest rate for the loan was 12.99%.

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

The Athyrium Notes include affirmative and negative covenants applicable to the Company. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, and satisfy certain requirements regarding deposit accounts. The negative covenants include, among others, restrictions on the Company’s transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions. The Company is also required to maintain minimum cash balances and achieve certain minimum product revenue targets, measured as of the last day of each fiscal quarter on a trailing year-to-date basis. As of December 31, 2023, the Company was in compliance with such covenants.

As of December 31, 2023, the principal balance outstanding under the Athyrium Notes was $100.0 million, representing all of the Company’s debt.

The future minimum principal and exit payments under the Athyrium Notes as of December 31, 2023, were as follows (in thousands):

Amount
2024	$33,997
2025	45,329
2026	22,674
Total	$102,000

Debt Issuance Costs and Discounts

Debt issuance costs and discounts consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Debt issuance costs and discounts (Athyrium Notes)	$5,410	$5,410
Less: accumulated amortization	(3,066)	(1,717)
Included in long-term debt	$2,344	$3,693

Debt issuance costs and discounts are financing costs related to the Company’s outstanding debt. Amortization of debt issuance costs is expensed using the effective interest method and is included in interest expense in the consolidated statements of operations. For the years ended December 31, 2023, 2022 and 2021, the Company recorded approximately $1.3 million, $1.2 million and $2.6 million, respectively, of interest expense related to the amortization of debt issuance costs, discounts and exit fees in the consolidated statements of operations.

Note 10—Stockholders’ Equity (Deficit)

Common Stock

The Company did not issue any shares of common stock upon exercise of stock options for the years ended December 31, 2023, 2022 and 2021. The Company issued 1,301,127, 1,017,744 and 1,089,120 shares of common stock upon vesting of RSUs during the years ended December 31, 2023, 2022 and 2021, respectively.

Alan H. Auerbach, the Company’s President, Chief Executive Officer and Chairman of the Board purchased 2,360,295 shares of the Company's common stock for aggregate gross proceeds of approximately $7.5 million before deducting any offering expenses under two separate purchase agreements in the year ended December 31, 2022. The first purchase took place on March 8, 2022 for 1,792,114 shares for a purchase price $2.79 per share and the second purchase took place on December 9, 2022 for 568,181 shares for a purchase price $4.40. Each purchase price was equal to the closing price of the Company’s common stock on NASDAQ on the date of each purchase.

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

Stock Options and Restricted Stock Units

The Company’s 2011 Incentive Award Plan (“2011 Plan”) was adopted by the Company’s Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. On April 1, 2021, the Board of Directors adopted an amendment to the 2011 Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder by 2,000,000 shares. The amendment was approved by the Company's stockholders on June 15, 2021. As of December 31, 2023, a total of 14,545,860 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

As of December 31, 2023, 5,222,006 shares of the Company’s common stock are issuable upon the exercise of outstanding awards granted under the 2011 Plan and 2,104,460 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The Company awarded only “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107, or Share Based Payment. The fair value of options granted to employees and non-employees was estimated using the Black-Scholes Option Pricing Method (see Note 2-Significant Accounting Policies) with the following weighted-average assumptions used during the years ended December 31:

	2023	2022
Dividend yield	0.0%	0.0%
Expected volatility	85.5%	86.3%
Risk-free interest rate	3.9%	1.9%
Expected life in years	5.63	5.56

The Company’s 2017 Employment Inducement Incentive Award Plan (“2017 Plan”) was adopted by the Company’s Board of Directors on April 27, 2017. Pursuant to the 2017 Plan, the Company may grant stock options and restricted stock units, as well as other forms of equity-based compensation to employees, as an inducement to join the Company. The maximum term of stock options granted under the 2017 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. On July 15, 2021, the Board of Directors adopted an amendment to the 2017 Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder by 1,000,000 shares. As of December 31, 2023, a total of 3,000,000 shares of the Company’s common stock have been reserved for issuance under the 2017 Plan. As of December 31, 2023, 821,647 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2017 Plan, and 1,141,854 shares of the Company’s common stock are available for future issuance under the 2017 Plan.

Stock-based compensation expense was as follows for the years ended December 31 (in thousands):

	For the Year Ended
	December 31,
	2023	2022	2021
Stock-based compensation:
Options:
Selling, general, and administrative	$2,510	$2,993	$3,873
Research and development	611	553	573
Restricted stock units:
Selling, general, and administrative	4,398	5,054	8,239
Research and development	2,728	3,226	6,361
Warrant modification:
Selling, general, and administrative	—	—	13,587
Total stock-based compensation expense	$10,247	$11,826	$32,633

Activity with respect to options granted under the 2011 Plan and 2017 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	4,595,247	$62.43	4.5	—
Granted	582,353	$2.43	9.2	—
(Expired)	(965,119)	$38.63	—	—
Outstanding at December 31, 2022	4,212,481	$59.59	5.1	$1,046
Granted	581,614	$4.39	9.1	—
(Expired)	(375,414)	$66.89	—	—
Outstanding at December 31, 2023	4,418,681	$51.70	5.2	$1,105
Nonvested at December 31, 2023	706,980	$4.83	8.7	$315
Exercisable	3,711,701	$60.63	4.5	$790

At December 31, 2023, total estimated unrecognized compensation cost related to non-vested stock options granted prior to that date was approximately $1.3 million, which is expected to be recognized over a weighted-average period of 1.0 years. At December 31, 2023, the total estimated unrecognized compensation cost related to non-vested RSUs was approximately $3.9 million, which is expected to be recognized over a weighted-average period of 1.1 years. The weighted-average grant date fair value of options granted during the years ended December 31, 2023, 2022 and 2021, was $3.17, $1.72 and $7.90 per share, respectively. The weighted average grant date fair value of RSUs awarded during the year ended  December 31, 2023, 2022 and 2021 was $3.96, $2.49 and $11.44, respectively.

Stock Option Rollforward

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2021	835,297	$7.76
Granted	582,353	$1.72
(Vested)	(618,274)	$6.61
Nonvested shares at December 31, 2022	799,376	$4.25
Granted	581,614	$3.17
(Vested)	(674,010)	$4.15
Nonvested shares at December 31, 2023	706,980	$3.46

Restricted Stock Unit Rollforward

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2021	1,399,317	$11.03
Granted	1,382,811	$2.49
(Vested)	(1,017,744)	$9.39
(Forfeited)	(262,617)	$7.40
Nonvested shares at December 31, 2022	1,501,767	$4.92
Granted	1,543,027	$3.96
(Vested)	(1,301,127)	$5.00
(Forfeited)	(118,695)	$4.66
Nonvested shares at December 31, 2023	1,624,972	$3.96

Note 11—401(k) Savings Plan

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $1.6 million, $1.5 million, and $1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 12—Income Taxes

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

	2023	2022	2021
Current:
Federal	$—	$—	$—
State	905	363	77
Foreign	178	92	247
	1,083	455	324
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Total	$1,083	$455	$324

The provision for income taxes in the accompanying consolidated statements of operations differs from the amount calculated by applying the statutory income tax rate to income (loss) from continuing operations before income taxes. Approximately $4.2 million of tax expense for the year ended December 31, 2023 is due to stock-based compensation expense shortfall and the expiration of vested stock options. Approximately $1.8 million of the tax benefit for the year ended December 31, 2023 is due to R&D tax credits, net of an approximately $0.5 million reserve related to unrecognized tax benefits for the method of allocation of expenses used in the R&D tax credits calculation. The primary components of such differences are as follows as of December 31 (in thousands):

	2023	2022	2021
Tax computed at the federal statutory rate	$4,488	$96	$(6,045)
State taxes	1,312	485	(1,072)
Foreign taxes	178	92	247
Permanent items	4,837	6,864	22,689
R&D credits	(1,806)	(1,490)	(3,941)
Prior year adjustment	(1,715)	(455)	916
Change in valuation allowance	(6,211)	(5,137)	(12,470)
Total provision	$1,083	$455	$324

Temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes give rise to the Company’s deferred income taxes. The components of the Company’s net deferred tax assets are as follows as of December 31 (in thousands):

	2023	2022	2021
Deferred tax assets:
Net operating loss carry forwards	$240,960	$253,544	$258,390
Business credit carryforwards	62,051	59,726	59,514
Organization costs
Compensation	37,946	37,876	40,647
Sec 174 R&D expenses	19,882	10,371
Accrued legal verdict	261	3,878	14,144
Carryforward of disallowed interest	1,477	4,761	4,537
Accrued expenses	1,976	50	104
Lease liabilities	3,034	4,035	4,839
Other	4,231	3,560	1,306
Subtotal	371,818	377,801	383,481
Deferred tax liabilities:
Lease right-of-use assets	(1,997)	(2,870)	(3,470)
Inventory	(921)	242	406
Other deferred tax liabilities	(149)	(211)	(318)
Subtotal	(3,067)	(2,839)	(3,382)
Total deferred tax assets	368,751	374,962	380,099
Valuation allowance	(368,751)	(374,962)	(380,099)
Net deferred tax assets	$—	$—	$—

As the ultimate realization of the potential benefits of the Company’s deferred tax assets is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances. Accordingly, the Company did not recognize any benefit from income taxes in the accompanying consolidated statements of operations to offset its pre-tax losses. The valuation allowance decreased by approximately $6.2 million and approximately $5.1 million for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, the Company had federal and state net operating loss carryforwards, respectively, of approximately $874.2 million and approximately $839.1 million, which will begin to expire in 2033. At December 31, 2023, the Company also has federal research and development credit carryforwards of approximately $39.7 million. If not utilized, the carryforwards will begin to expire in 2033. The Company has state research and development credit carryforwards of approximately $25.1 million which do not expire. Pursuant to the Internal Revenue Code, Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards could be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company performed an initial assessment of the potential limitation on net operating loss and credit carryforwards, and concluded that there will be no limitation for the tax year 2023.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits at December 31 (in thousands):

	2023	2022	2021
Unrecognized tax benefits - January 1	$2,522	$4,261	$3,276
Gross decreases - tax positions in a prior period	(163)	(2,113)	—
Gross increases - tax positions in a current period	452	374	985
Unrecognized tax benefits - December 31	2,811	2,522	4,261

During the year ended December 31, 2023, the Company completed an R&D credit study. As a result of the study, the Company computed the credit under safe harbor rules, which when applied consistently, results in a more conservative approach of calculating the amount of the R&D credit. The Company concluded that a release of uncertain tax benefits for the portion of the R&D credit attributable to safe harbor was appropriate, and released a portion of previously recorded uncertain tax positions reserve.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the federal and state jurisdictions where applicable. There are currently no pending income tax examinations. The Company’s tax years for 2010 and forward are subject to examination by the federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

Note 13—Commitments and Contingencies

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

As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones totaling approximately $187.5 million if all such milestones are achieved, of which $102.5 million have been achieved as of December 31, 2023. In connection with the FDA approval of NERLYNX in July of 2017, the Company triggered a one-time milestone payment pursuant to the agreement. In June 2020, the Company entered into a letter agreement (the “Letter Agreement”), with Pfizer relating to the method of payment associated with a one-time milestone payment under the license agreement with Pfizer. The Letter Agreement permitted the Company to make the milestone payment in installments with the remaining amount payable to Pfizer (including interest). The milestone payment accrued interest at 6.25% per annum. The milestone payment including accrued interest of $1.8 million was paid in full in September 2021. In addition, the company reached a commercial milestone by achieving aggregate worldwide net sales of $250 million in calendar year 2022, resulting in a payable to Pfizer of $12.5 million as of December 31, 2022. The commercial milestone payable is included in accrued in-licensed rights on the accompanying consolidated balance sheets and was paid in February 2023.

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

Takeda License Agreement

In September 2022, the Company entered into an exclusive license agreement with Takeda to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of aurora kinase A. Under the terms of the exclusive license agreement, the Company assumed sole responsibility for the global development and commercialization of alisertib. The Company paid Takeda an upfront license fee of $7 million in October 2022 and is eligible to receive potential future milestone payments of up to $287.3 million upon the Company’s achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. The Company recorded in-process research and development expense of $7.0 million in connection with the up-front payment related to the asset acquisition. As of  December 31, 2023, no milestones had been accrued as the underlying contingencies were not probable or estimable.

Clinical Trial Contracts

The Company engages with CROs and contract manufacturing organizations (“CMOs”) in addition to engaging in contracts for the management of its ongoing clinical trials and pre-commercialization efforts. The Company may cancel these agreements with a 30 to 45 day written notice to the outside vendor. The Company would be obligated to pay for services rendered up to that point, which amounts to total contractual obligations of approximately $66.0 million within the next twelve months. The contracts also contain variable costs that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary, and therefore, are not included in the total obligations amount. Included in the total contractual obligations amount above are payments to be made when milestones are reached. As of December 31, 2023, Company obligations for potential milestone payments totaled approximately $15.5 million. This amount will be paid by the Company if all milestones are reached and would reduce the overall contractual obligation if one or more milestone is never reached.

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

Included in accrued liabilities is approximately $7.7 million ($8.0 million net of imputed interest) as of December 31, 2023 that is related to Eshelman v. Puma Biotechnology, Inc., et al. The Company announced on  November 10, 2022, that the parties entered into a settlement agreement. Pursuant to the settlement agreement, Dr. Eshelman filed a Stipulation of Voluntary Dismissal with Prejudice on  November 7, 2022, and the Company agreed to pay Dr. Eshelman $16.0 million. The settlement amount will be paid in two separate payments, the first payment of $8.0 million was paid in  January 2023, and the final payment of $8.0 million will be paid on or before  November 1, 2024.

Legal Malpractice Suit

On  September 17, 2020, the Company filed a lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. The Company is alleging legal malpractice based on the defendants’ negligent handling of the defense of the Company in Eshelman v. Puma Biotechnology, Inc., et al. The Company is seeking recovery of the entire amount awarded in Eshelman v. Puma Biotechnology, Inc., et al. and all legal fees and expenses incurred in appealing from the judgment and retrying the damages phase of the trial. On  November 23, 2020, the defendant filed an answer to the complaint denying the allegations of negligence. On August 19, 2022, the Company filed a voluntary dismissal of the legal malpractice action, without prejudice, to allow the Eshelman v. Puma Biotechnology, Inc., et al. to conclude before proceedings. On June 2, 2023 the Company re-filed the lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. On August 22, 2023, the defendants filed motions to dismiss the case. These motions were presented at a hearing on February 20, 2024, but there has yet to be a ruling.

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

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ’314 patent”) and 10,596,162 (“the ’162 patent”) (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ’314 and ’162 patents. The Company is an exclusive licensee of the ’314 and ’162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of unclean hands and patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. A Markman Hearing was conducted on March 17, 2023, and the Court issued its claim construction decision on March 29, 2023. Fact discovery closed on May 19, 2023, and expert discovery closed on November 17, 2023. The parties recently exchanged motions for summary judgment on certain issues and also Daubert challenges to certain expert opinions. A jury trial is scheduled to begin on May 13, 2024.

Acebright China Litigation

On January 18, 2022, Shanghai Acebright Pharmaceuticals Group Co., Ltd. (“Acebright”) filed an ANDA with the National Medical Products Administration in China (“NMPA”) seeking approval to market a generic version of the Company’s NERLYNX® (neratinib) tablet, 40mg in China. Acebright seeks approval prior to the expiration of three patents listed on the China Patent Information Registration Platform for Marketed Drugs (“Chinese Orange Book”), namely, Chinese Patent Nos. ZL201410082103.7, ZL201080060546.6, and ZL200880118789.3 (the “'789 patent”, and collectively, the “NERLYNX® Patents”), alleging in a Type 4.2 patent declaration that its generic version of NERLYNX does not fall within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The patent declaration of Acebright was published in the Chinese Orange Book on January 19, 2022. On March 2, 2022, the Company filed petitions with the China National Intellectual Property Administration (“CNIPA”) and requested administrative determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The Company’s request for administrative determination was accepted by CNIPA on March 18, 2022. The Company has notified NMPA of the acceptance of the request for administrative determination for NMPA to institute a stay of Acebright’s ANDA for nine months. On July 11, 2022, CNIPA decided that claims 5 and 6 of Patent No. ZL200880118789.3 are not eligible for registration in the Chinese Orange Book on the ground that these two pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On September 9, 2022, CNIPA decided that the generic drug in Acebright’s ANDA does not fall within the protection scope of claims 1, 3, 5 and 6 of Patent No. ZL201410082103.7 and claims 1-4, 7 and 9-13 of Patent No. ZL201080060546.6. The three CNIPA administrative decisions on NERLYNX® Patents have lifted the stay of Acebright’s ANDA by NMPA. The Company has appealed each CNIPA administrative decision in January 2023 at the Beijing Intellectual Property Court (“BJIPC”). The three appeals were accepted by BJIPC on February 20, 2023. The Company also filed three civil complaints based on the three NERLYNX® Patents against Acebright with the BJIPC in July 2022 and requested court determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents. On May 6, 2023, the Company withdrew two civil lawsuits and two appeals in relation to Chinese Patent Nos. ZL201410082103.7 and ZL201080060546.6 at the BJIPC. On May 24, 2023, the BJIPC accepted the Company’s withdrawal request. On July 24, 2023, the Company withdrew the remaining one civil lawsuit and one appeal in relation to Chinese Patent No. ZL200880118789.3 at the BJIPC. On August 15, 2023, the BJIPC accepted the Company’s withdrawal request. On September 12, 2023, the NMPA approved Acebright’s ANDA to market a generic version of the Company’s NERLYNX® in China with the approval number of GuoYaoZhunZi H20234141.

On December 28, 2023, the Company filed a civil lawsuit against Acebright for infringement of the '789 patent under Article 11 of the Chinese Patent Law before Jiangsu Nanjing Intermediate People’s Court. The Company’s complaint alleges that Acebright’s offer for sale of a generic version of the Company’s NERLYNX® product infringes the '789 patent. The Company seeks a judgment that Acebright’s product infringes the '789 patent and Acebright’s act of offer for sale shall be enjoined. On January 2, 2024, Jiangsu Nanjing Intermediate People’s Court accepted the civil complaint.

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