Form 10-Q
period 2024-03-31
PUMA BIOTECHNOLOGY, INC.
filed 2024-05-02
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 48,238,850 shares of Common Stock, par value $0.0001 per share, were outstanding as of April 29, 2024

PUMA BIOTECHNOLOGY, INC.

- INDEX -

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

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Quarterly Report, including, in Part I, the section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, and this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from those in the forward-looking statements. Such risks should be considered in evaluating our prospects and future financial performance. We undertake no obligation to update the forward-looking statements or to reflect events or circumstances after the date of this document.

Part I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$76,751	$84,585
Marketable securities	30,412	11,354
Accounts receivable, net of allowance for credit loss of $990 and $881	24,584	47,837
Inventory	7,100	7,080
Prepaid expenses, current	3,924	4,417
Other assets, current	255	912
Total current assets	143,026	156,185
Lease right-of-use assets, net	7,023	7,792
Property and equipment, net	757	855
Intangible assets, net	58,436	60,871
Restricted cash, long-term	2,091	2,091
Prepaid expenses and other, long-term	2,816	2,734
Total assets	$214,149	$230,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,964	$6,889
Accrued expenses, current	37,716	52,721
Post-marketing commitment liability, current	1,205	975
Lease liabilities, current	4,977	4,800
Current portion of long-term debt	45,329	33,997
Total current liabilities	98,191	99,382
Accrued expenses, long-term	121	121
Lease liabilities, long-term	5,738	7,034
Post-marketing commitment liability, long-term	4,426	4,890
Long-term debt, net	54,691	65,659
Total liabilities	163,167	177,086
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 48,214,663 shares issued and outstanding at March 31, 2024 and 47,646,787 issued and outstanding at December 31, 2023	5	5
Additional paid-in capital	1,400,982	1,398,605
Accumulated other comprehensive loss	(26)	(4)
Accumulated deficit	(1,349,979)	(1,345,164)
Total stockholders’ equity	50,982	53,442
Total liabilities and stockholders’ equity	$214,149	$230,528

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenues:
Product revenue, net	$40,279	$46,794
Royalty revenue	3,487	5,981
Total revenue	43,766	52,775
Operating costs and expenses:
Cost of sales	10,728	13,218
Selling, general and administrative	21,750	22,486
Research and development	13,587	12,706
Total operating costs and expenses	46,065	48,410
(Loss) income from operations	(2,299)	4,365
Other income (expenses):
Interest income	972	537
Interest expense	(3,359)	(3,312)
Other income (expense)	91	(42)
Total other expenses, net	(2,296)	(2,817)
Net (loss) income before income taxes	$(4,595)	$1,548
Income tax expense	(220)	(147)
Net (loss) income	$(4,815)	$1,401
Net (loss) income per share of common stock—basic	$(0.10)	$0.03
Net (loss) income per share of common stock—diluted	$(0.10)	$0.03
Weighted-average shares of common stock outstanding—basic	48,189,256	46,636,083
Weighted-average shares of common stock outstanding—diluted	48,189,256	47,157,904

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net (loss) income	$(4,815)	$1,401
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax of $0	(22)	—
Comprehensive (loss) income	$(4,837)	$1,401

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Three Months Ended March 31, 2024
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2023	47,646,787	$5	$1,398,605	$(4)	$(1,345,164)	$53,442
Stock-based compensation	—	—	2,377	—	—	2,377
Shares issued or restricted stock units vested under employee stock plans	567,876	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(4,815)	(4,815)
Balance at March 31, 2024	48,214,663	$5	$1,400,982	$(26)	$(1,349,979)	$50,982

For the Three Months Ended March 31, 2023
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2022	46,345,660	$5	$1,388,358	$—	$(1,366,755)	$21,608
Stock-based compensation	—	—	2,838	—	—	2,838
Shares issued or restricted stock units vested under employee stock plans	317,939	—	—	—	—	—
Net income	—	—	—	—	1,401	1,401
Balance at March 31, 2023	46,663,599	$5	$1,391,196	$—	$(1,365,354)	$25,847

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating activities:
Net (loss) income	$(4,815)	$1,401
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,897	2,878
Stock-based compensation	2,377	2,838
Provision for credit loss	110	—
Changes in operating assets and liabilities:
Accounts receivable	23,143	9,186
Inventory	(20)	635
Prepaid expenses and other	411	870
Other current assets	657	1,980
Accounts payable	2,075	2,149
Operating lease assets and liabilities, net	(350)	(250)
Accrued expenses and other	(15,005)	(18,811)
Post-marketing commitment liability	(234)	(233)
Net cash provided by operating activities	11,246	2,643
Investing activities:
Purchase of available-for-sale securities	(24,974)	(4,950)
Maturity of available-for-sale securities	5,894	—
Purchase of intangible assets	—	(12,500)
Net cash used in investing activities	(19,080)	(17,450)
Financing activities:
Net cash provided by financing activities	—	—
Net decrease in cash, cash equivalents and restricted cash	(7,834)	(14,807)
Cash, cash equivalents and restricted cash, beginning of period	86,676	78,792
Cash, cash equivalents and restricted cash, end of period	78,842	63,985

Supplemental disclosure of cash flow information:
Interest paid	$2,907	$2,907
Income taxes paid	$122	$142

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation:

Business and Liquidity:

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

The Company has incurred significant operating losses since its inception. While the Company has previously reported net income, we cannot assure that we will continue to do so and will need to continue to generate significant revenue to sustain operations and successfully commercialize neratinib. In 2017, the Company received U.S. Food and Drug Administration (“FDA”) approval for its first product, NERLYNX® (neratinib), formerly known as PB272 (neratinib, oral), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. Following FDA approval in  July 2017, NERLYNX became available by prescription in the United States, and the Company commenced commercialization.

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

The Company has reported net loss of approximately $4.8 million and cash provided by operations of approximately $11.2 million for the three months ended March 31, 2024. The Company’s commercialization, research and development or marketing efforts  may require funding in addition to the cash and cash equivalents and marketable securities totaling approximately $107.2 million at  March 31, 2024.

The Company believes that its existing cash and cash equivalents and marketable securities as of  March 31, 2024 and proceeds that will become available to the Company through product sales and sub-license payments are sufficient to satisfy its operating cash needs, including amounts due under the Company’s Note Purchase Agreement with Athyrium Opportunities IV Co-Invest 1 LP (“Athyrium”), for at least one year after the filing of the Quarterly Report on Form 10-Q in which these financial statements are included. The Company continues to remain dependent on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib in the United States. While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future. The Company’s ability to obtain funding  may be adversely impacted by uncertain market and economic conditions, including the Company’s success in commercializing neratinib and unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. Additionally, the terms of the Company’s Note Purchase Agreement place restrictions on the Company’s ability to operate the business and on the Company’s financial flexibility, and the Company  may be unable to achieve the revenue necessary to satisfy the minimum revenue and cash balance covenants as specified in the agreement.

Since its inception through March 31, 2024, the Company’s financing has primarily consisted of proceeds from product, royalty and license revenue, public offerings of its common stock, private equity placements, and various debt instruments.

In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of our consolidated financial position as of  March 31, 2024. Such adjustments are of a normal and recurring nature and certain reclassifications of previously reported amounts have been made to conform to the current year presentation. The condensed consolidated balance sheet as of December 31, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the audited annual financial statements. The condensed consolidated results of operations for the quarter ended March 31, 2024 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending  December 31, 2024.

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

Net (Loss) Income per Share of Common Stock:

Basic net (loss) income per share of common stock is computed by dividing net (loss) income available to common stockholders by the weighted-average number of shares of common stock outstanding during the periods presented, as required by Accounting Standards Codification (“ASC”), ASC 260, Earnings per Share. For purposes of calculating diluted net (loss) income per share of common stock, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of dilutive common stock equivalents, such as stock options, restricted stock units (“RSUs”) and warrants. A common stock equivalent is not included in the denominator when calculating diluted earnings per common share if the effect of such common stock equivalent would be anti-dilutive and a net loss is reported.

Our potentially dilutive securities include potential common shares related to our stock options and RSUs granted in connection with the Puma Biotechnology, Inc. 2011 Incentive Award Plan and the Puma Biotechnology, Inc. 2017 Employment Inducement Incentive Award Plan. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. The following potentially dilutive outstanding common stock equivalents for the respective periods were excluded from diluted net (loss) income per share because of their anti-dilutive effect:

	For the Three Months Ended
	March 31,
	2024	2023
Options outstanding	4,776,926	4,658,944
Warrant outstanding	2,116,250	2,116,250
Unvested restricted stock units	1,046,164	487,305
Totals	7,939,340	7,262,499

The 2,116,250 shares underlying the warrant will not have an impact on our diluted net (loss) income per share until the average market price of our common stock exceeds the exercise price of $16 per share (see Note 10—Stockholders’ Equity).

A reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share of common stock computations is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2024	2023
Numerator:
Net (loss) income	$(4,815)	$1,401
Denominator:
Weighted average common stock outstanding for basic net (loss) income per share	48,189,256	46,636,083
Net effect of dilutive common stock equivalents	—	521,821
Weighted average common stock outstanding for diluted net (loss) income per share	48,189,256	47,157,904
Net (loss) income per share of common stock
Basic	$(0.10)	$0.03
Diluted	$(0.10)	$0.03

Revenue Recognition:

Under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company had no contracts with customers until the FDA approved NERLYNX on July 17, 2017. Subsequent to receiving FDA approval, the Company entered into a limited number of arrangements with specialty pharmacies and specialty distributors in the United States to distribute NERLYNX. These arrangements are the Company’s initial contracts with customers. The Company has determined that these sales channels with customers are similar.

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

The Company recognizes revenue on product sales when the specialty pharmacy or specialty distributor, as applicable, obtains control of the Company’s product, which occurs at a point in time (upon delivery). Product revenue is recorded net of applicable reserves for variable consideration, including discounts and allowances. The Company’s payment terms range between 10 and 68 days.

Product revenue also consists of product sales under sub-license agreements to our sub-licensees, who then sell into their respective international territories.

Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods and are recorded in cost of sales.

If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three months ended March 31, 2024 and 2023, respectively.

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

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not be probable to occur in a future period for the estimates detailed below as of March 31, 2024, and, therefore, the transaction price was not reduced further during the quarter ended March 31, 2024. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Government Rebates:

The Company is subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue, net and the establishment of a current liability, which is included in accrued expenses on the condensed consolidated balance sheets. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimates of future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.

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

As of March 31, 2024 the total potential milestone payments that would be due to the Company upon achievement of all respective performance obligations under the sub-license agreements is approximately $579.8 million. At this time, the Company cannot estimate if or when these milestone-related performance obligations might be achieved.

Royalty Revenue:

For sub-license agreements that are within the scope of ASC 606, the Company recognizes revenue when the related sales occur in accordance with the sales-based royalty exception under ASC 606-10-55-65.

Royalty revenue consists of consideration earned related to international sales of NERLYNX made by the Company’s sub-licensees in their respective territories. The Company recognizes royalty revenue when the performance obligations have been satisfied. Royalty revenue was $3.5 million and $6.0 million for the three months ended March 31, 2024 and 2023, respectively.

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

Restricted Stock Units:

RSUs are valued on the grant date and the fair value of the RSUs is equal to the market price of the Company’s common stock on the grant date. The RSU expense is recognized over the requisite service period. When the requisite service period begins prior to the grant date (because the service inception date occurs prior to the grant date), the Company is required to begin recognizing compensation cost before there is a measurement date (i.e., the grant date). The service inception date is the beginning of the requisite service period. If the service inception date precedes the grant date, accrual of compensation cost for periods before the grant date shall be based on the fair value of the award at the reporting date. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on fair value at the grant date rather than the fair value previously used at the service inception date (or any subsequent reporting date). RSU forfeitures are estimated when the RSU is granted to reduce the RSU expense to be recognized over the life of the award. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools, actual forfeiture experience and other factors. The RSU expense is adjusted upon the actual forfeiture of an RSU grant and the Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to modified RSUs is measured based on the fair value for the awards as of the modification date. Any incremental compensation expense arising from the excess of the fair value of the awards on the modification date compared to the fair value of the awards immediately before the modification date is recognized at the modification date or ratably over the requisite service period, as appropriate.

Warrants:

Warrants (see Note 10—Stockholders’ Equity) granted to employees and nonemployees are valued at the fair value of the instrument on the grant date and are recognized in the condensed statement of operations over the requisite service period. When the requisite service period precedes the grant date and a market condition exists in the warrant, the Company values the warrant using the Monte Carlo Simulation Method. When the terms of the warrant become fixed, the Company values the warrant using the Black-Scholes Option Pricing Method. As allowed by ASC 718, the Company’s estimate of expected volatility is based on its average volatilities using its publicly traded history. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant valuation. In determining the value of the warrant until the terms are fixed, the Company factors in the probability of the market condition occurring and several possible scenarios. When the requisite service period precedes the grant date and is deemed to be complete, the Company records the fair value of the warrant at the time of issuance as an equity stock-based compensation transaction. The grant date is determined when all pertinent information, such as exercise price and quantity are known. Compensation expense related to warrant modifications is measured based on the fair value of the warrant as of the modification date. Any incremental compensation expense arising from the excess of the fair value of the warrant on the modification date compared to the fair value of the warrant immediately before the modification date is recognized at the modification date or ratably over the requisite service period, as appropriate.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2024 the Company’s uncertain tax position reserves include a reserve for its research and development credits.

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

Restricted Cash:

Restricted cash represents cash held at financial institutions that is pledged as collateral for stand-by letters of credit for lease commitments. The lease-related letters of credit will lapse at the end of the respective lease terms through 2026. At each of periods ending  March 31, 2024 and December 31, 2023, the Company had restricted cash in the amount of approximately $2.1 million.

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

Following are the major categories of assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

March 31, 2024	Level 1	Level 2	Level 3	Total
Cash equivalents	$31,607	$17,774	$—	$49,381
U.S. Government	11,352	—	—	11,352
Commercial paper	—	19,060	—	19,060
	$42,959	$36,834	$—	$79,793

December 31, 2023	Level 1	Level 2	Level 3	Total
Cash equivalents	$29,068	$8,490	$—	$37,558
U.S. Government	$3,444	$—	$—	$3,444
Commercial paper	—	7,910	—	7,910
Totals	$32,512	$16,400	$—	$48,912

The Company’s investments in commercial paper, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
March 31, 2024	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$49,390	$—	$(9)	$49,381
U.S. Government	Less than 1	11,354	—	(2)	11,352
Commercial paper	Less than 1	19,075		(15)	19,060
Totals		$79,819	$—	$(26)	$79,793

	Maturity	Amortized	Unrealized		Estimated
December 31, 2023	(in years)	cost	Gains	Losses	fair value
Cash equivalents		$37,561	$—	$(3)	$37,558
U.S. Government		$3,443	$1	$—	$3,444
Commercial paper	Less than 1	7,912	1	(3)	7,910
Totals		$48,916	$2	$(6)	$48,912

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, marketable securities, and accounts receivable, net. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at March 31, 2024 were approximately $78.1 million. The Company does not believe it is exposed to any significant credit risk due to the nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

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

As of March 31, 2024 and December 31, 2023, the Company’s inventory balance consisted primarily of raw materials and work-in-process purchased subsequent to FDA approval of NERLYNX.

	March 31, 2024	December 31, 2023
Raw materials	$4,499	$5,693
Work-in-process (materials, labor and overhead)	2,113	820
Finished goods (materials, labor and overhead)	488	567
Total inventories	$7,100	$7,080

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

The incremental borrowing rate (“IBR”) represents the rate of interest the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. When determinable, the Company uses the rate implicit in the lease to determine the present value of lease payments. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s average IBR for existing leases as of March 31, 2024 is 10.9%.

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

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. In connection with the FDA approval of NERLYNX in July 2017, the Company triggered a one-time milestone payment pursuant to its license agreement with Pfizer. In June 2020, the Company entered into a letter agreement with Pfizer relating to the method of payment associated with a milestone payment under the Company’s license agreement with Pfizer (see Note 12—Commitments and Contingencies). In addition, the Company reached a commercial milestone by achieving aggregate worldwide net sales of $250.0 million in calendar year 2022, resulting in a payment to Pfizer of $12.5 million during the three months ended March 31, 2023. The Company capitalized the milestones as intangible assets and is amortizing the assets to cost of sales on a straight-line basis over the estimated useful life of the licensed patent through 2030. The Company recorded amortization expense related to its intangible assets of approximately $2.4 million for each of the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 estimated future amortization expense related to the Company’s intangible assets is approximately $7.3 million for the remainder of 2024 and $9.7 million for each year starting 2024 through 2029, and $2.4 million for 2030.

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

Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures requires enhanced disclosures about segment expenses on an annual and interim basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, and early application is permitted. The impact of the adoption of this ASU is not expected to have a material effect on our consolidated financial statements.

Note 3—Accounts Receivable, Net:

Accounts receivable, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Trade accounts receivable	$20,136	$27,669
Royalty revenue receivable	5,438	21,049
Total accounts receivable	$25,574	$48,718

Allowance for credit losses	(990)	(881)
Total accounts receivable, net	$24,584	$47,837

Trade accounts receivable consist entirely of amounts owed from the Company’s customers related to product sales. Royalty revenue receivable represents amounts owed related to royalty revenue recognized based on the Company’s sub-licensees’ sales in their respective territories in the periods ended March 31, 2024 and December 31, 2023.

For all accounts receivable, the Company recognizes credit losses based on lifetime expected losses to selling, general and administrative expense in the condensed consolidated statements of operations. In determining estimated credit losses, the Company evaluates its historical loss rates, current economic conditions and reasonable and supportable forecasts of future economic conditions.

Note 4—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Current:
CRO services	$6	$6
Other clinical development	523	534
Insurance	1,023	1,403
Professional fees	482	1,081
Other	1,890	1,393
	3,924	4,417
Long-term:
CRO services	32	—
Other clinical development	210	210
Other	2,574	2,524
	2,816	2,734
Totals	$6,740	$7,151

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

Total rent expense for the three months ended March 31, 2024 and 2023 was approximately $1.2 million and $1.2 million, respectively. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. The Company’s office leases generally have contractually specified minimum rent and annual rent increases that are included in the measurement of the ROU asset and related lease liability. Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in selling, general and administrative costs in the condensed consolidated statements of operations when they are incurred.

Supplemental cash flow information related to leases for the three months ended March 31, 2024:
Operating cash flows used for operating leases (in thousands)	$1,578
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted average remaining lease term (in years)	2.0
Weighted average discount rate	10.9%

Future minimum lease payments as of March 31, 2024 were as follows (in thousands):

Amount
2024	$4,386
2025	5,983
2026	1,508
Total minimum lease payments	$11,877
Less: imputed interest	(1,162)
Total lease liabilities	$10,715

In February 2019, the Company entered into a long-term sublease agreement for 12,429 square feet of the office space in Los Angeles, California. The term of the lease runs until March 2026 and rent amounts payable to the Company increase approximately 3% per year. The Company recorded operating sublease income of $0.2 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively, in other income (expenses) in the condensed consolidated statements of operations.

In August 2023, the Company entered into a long-term sublease agreement for 13,916 square feet of the office space in Los Angeles, California, which commenced in November 2023. The term of the lease runs until March 2026 and the rent amounts payable to the Company increase approximately 3% per year. The Company has begun to record sublease income in other income (expenses) in the condensed consolidated statements of operations beginning November 2023. As a result of the long-term sublease, the Company recorded an impairment expense on the right-of-use asset of approximately $0.6 million.

The future minimum lease payments to be received as of March 31, 2024, were as follows (in thousands):

Amount
2024	$762
2025	1,044
2026	266
Total	$2,072

Note 6—Property and Equipment, Net:

Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Leasehold improvements	$3,779	$3,779
Computer equipment	2,095	2,095
Telephone equipment	302	302
Furniture and fixtures	2,359	2,359
Total property and equipment	8,535	8,535
Less: accumulated depreciation	(7,778)	(7,680)
Property and equipment, net	$757	$855

For each of the three months ended March 31, 2024 and 2023, the Company incurred depreciation expense of $0.1 million.

Note 7—Intangible Assets, Net:

Intangible assets, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Acquired and in-licensed rights	$102,500	$102,500
Less: accumulated amortization	(44,064)	(41,629)
Total intangible assets, net	$58,436	$60,871

For each of the three months ended March 31, 2024 and 2023, the Company incurred amortization expense of $2.4 million. The estimated remaining useful life of the intangible assets as of March 31, 2024 is 6.0 years.

Note 8—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Current:
Accrued legal verdict expense	$7,794	$7,706
Accrued royalties	7,450	16,496
Accrued CRO services	1,110	940
Accrued variable consideration	8,631	9,388
Accrued bonus	1,803	5,900
Accrued compensation	4,480	4,379
Accrued other clinical development	2,104	1,044
Accrued professional fees	525	245
Accrued legal fees	2,615	1,589
Accrued manufacturing costs	585	4,521
Other	619	513
	37,716	52,721
Long-term:
Accrued other	121	121
	121	121
Totals	$37,837	$52,842

Included in accrued legal verdict expense is approximately $7.8 million ($8.0 million net of imputed interest) as of March 31, 2024 that is related to Eshelman v. Puma Biotechnology, Inc., et al. The Company announced on November 10, 2022, that the parties entered into a settlement agreement. Pursuant to the settlement agreement, Dr. Eshelman filed a Stipulation of Voluntary Dismissal with Prejudice on November 7, 2022, and the Company agreed to pay Dr. Eshelman $16.0 million. The settlement amount will be paid in two separate payments, the first payment of $8.0 million was paid in January 2023, and the final payment of $8.0 million will be paid on or before November 1, 2024.

Accrued variable consideration represents estimates of adjustments to product revenue, net for which reserves are established. Accrued royalties represent royalties incurred in connection with the Company’s license agreement with Pfizer. Accrued CRO services, accrued other clinical development expenses, and accrued legal fees represent the Company’s estimates of such costs and are recognized as incurred. Accrued compensation includes commissions and vacation.

Other current accrued expenses consist primarily of business license fees and taxes.

Note 9—Debt:

Long term debt consisted of the following (in thousands):

	March 31, 2024	Maturity Date
Total debt, inclusive of $2.0 million exit payment	$102,000	July 23, 2026
Less: debt issuance costs and discounts	(1,980)
Less: current portion	(45,329)
Total long-term debt, net	$54,691

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

Following the effectiveness of the Third Amendment, the Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) the lesser of (i) the sum of (x) three-month term SOFR for an interest period of three months plus (y) 0.26161% (26.161 basis points) and (ii) three and one-half of one percent (3.50%) per annum. Interest is payable quarterly on the last business day of March, June, September and December each year. Beginning June 30, 2024, principal payments are required to be made quarterly at 11.11% of the original face amount with the remaining balance paid at maturity. Each principal payment will also include a 2.0% exit payment. As of March 31, 2024, the effective interest rate for the loan was 12.99%.

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

The Athyrium Notes include affirmative and negative covenants applicable to the Company. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, and satisfy certain requirements regarding deposit accounts. The negative covenants include, among others, restrictions on the Company’s transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions. The Company is also required to maintain minimum cash balances and achieve certain minimum product revenue targets, measured as of the last day of each fiscal quarter on a trailing year-to-date basis. As of March 31, 2023, the Company was in compliance with such covenants.

As of  March 31, 2024, the principal balance outstanding under the Athyrium Notes was $100.0 million and exit fees were $2.0 million, representing all of the Company’s debt.

The future minimum principal and exit payments under the Athyrium Notes as of March 31, 2024 are as follows (in thousands):

Amount
2024	$33,997
2025	45,329
2026	22,674
Total	$102,000

Debt Issuance Costs and Discounts:

Debt issuance costs and discounts consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Debt issuance costs and discounts (Athyrium Notes)	$5,410	$5,410
Less: accumulated amortization	(3,430)	(3,066)
Included in long-term debt	$1,980	$2,344

Debt issuance costs and discounts are financing costs related to the Company’s outstanding debt. Amortization of debt issuance costs is expensed using the effective interest method and is included in interest expense in the condensed consolidated statement of operations. For both the three months ended March 31, 2024 and 2023, the Company recorded approximately $0.2 million and $0.2 million of interest expense, respectively, related to the amortization of debt issuance costs in the condensed consolidated statements of operations.

Note 10—Stockholders’ Equity:

Common Stock:

The Company issued no shares of common stock upon exercise of stock options during the three months ended March 31, 2024 and 2023, respectively. The Company issued 567,876 and 317,939 shares of common stock upon vesting of RSUs during the three months ended March 31, 2024 and 2023, respectively.

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

Stock Options and Restricted Stock Units:

The Company’s 2011 Plan, as amended, was adopted by the Company’s Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers, and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. As of March 31, 2024 a total of 14,545,860 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

All of the options awarded by the Company have been “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107 - Share Based Payment. As of March 31, 2024, 6,090,205 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2011 Plan and 712,912 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees and nonemployees was estimated using the Black-Scholes Option Pricing Method (see Note 2—Significant Accounting Policies) with the following weighted-average assumptions used during the three months ended  March 31:

	2024	2023
Dividend yield	0.0%	0.0%
Expected volatility	85.8%	85.5%
Risk-free interest rate	4.1%	3.9%
Expected life in years	5.55	5.63

The Company’s 2017 Plan, as amended, was adopted by the Company’s Board of Directors on April 27, 2017. Pursuant to the 2017 Plan, the Company may grant stock options and RSUs, as well as other forms of equity-based compensation, to employees as an inducement to join the Company. The maximum term of stock options granted under the 2017 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. On July 15, 2021, the Board of Directors adopted an amendment to the 2017 Plan to increase the number of shares of the Company’s common stock reserved for issuance thereunder by 1,000,000 shares. As of March 31, 2024 a total of 3,000,000 shares of the Company’s common stock have been reserved for issuance under the 2017 Plan. As of March 31, 2024, a total of 773,619 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2017 Plan and 1,145,355 shares of the Company’s common stock are available for future issuance under the 2017 Plan.

Stock-based compensation expense was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Stock-based compensation:
Options:
Selling, general, and administrative	$432	$758
Research and development	178	152
Restricted stock units:
Selling, general, and administrative	1,018	1,207
Research and development	749	721
Total stock-based compensation expense	$2,377	$2,838

Activity with respect to options granted under the 2011 Plan and 2017 Plan is summarized as follows:

Stock Option Roll Forward:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	4,418,681	$51.70	5.2	$1,105
Granted	441,430	$6.33	9.9	—
(Expired)	(83,185)	$107.03	—	—
Outstanding at March 31, 2024	4,776,926	$46.54	5.5	$2,202
Nonvested at March 31, 2024	796,264	$5.50	9.4	$373
Exercisable	3,980,662	$54.76	4.7	$1,829

At March 31, 2024 total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $2.7 million, which is expected to be recognized over a weighted-average period of 1.4 years. At March 31, 2024 the total estimated unrecognized employee compensation cost related to non-vested RSUs was approximately $8.8 million, which is expected to be recognized over a weighted-average period of 1.5 years. The weighted-average grant date fair value of options granted during the three months ended March 31, 2024 and 2023 was $4.57 and $3.17 per share, respectively. The weighted average grant date fair value of RSUs awarded during the three months ended March 31, 2024 and 2023 was $6.42 and $4.10 per share, respectively.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2023	706,980	$3.46
Granted	441,430	$4.57
(Vested)	(352,146)	$3.71
Nonvested shares at March 31, 2024	796,264	$3.97

Restricted Stock Unit Roll Forward:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2023	1,624,972	$3.96
Granted	1,048,445	$6.42
(Vested)	(567,876)	$4.23
(Forfeited)	(18,643)	$3.59
Nonvested shares at March 31, 2024	2,086,898	$5.13

Note 11—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. For each of the three months ended March 31, 2024 and 2023 the Company incurred expenses for employer matching contributions of approximately $0.5 million.

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

Legal Malpractice Suit

On  September 17, 2020, the Company filed a lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. The Company is alleging legal malpractice based on the defendants’ negligent handling of the defense of the Company in Eshelman v. Puma Biotechnology, Inc., et al. The Company is seeking recovery of the entire amount awarded in Eshelman v. Puma Biotechnology, Inc., et al. and all legal fees and expenses incurred in appealing from the judgment and retrying the damages phase of the trial. On  November 23, 2020, the defendant filed an answer to the complaint denying the allegations of negligence. On August 19, 2022, the Company filed a voluntary dismissal of the legal malpractice action, without prejudice, to allow the Eshelman v. Puma Biotechnology, Inc., et al. to conclude before proceedings. On June 2, 2023, the Company re-filed the lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. On August 22, 2023, the defendants filed motions to dismiss the case. These motions were presented at a hearing on February 20, 2024. The Superior Court Judge granted the motions to dismiss on March 20, 2024. The Company appealed this ruling to the North Carolina Court of Appeals.

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ’314 patent”) and 10,596,162 (“the ’162 patent”) (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ’314 and ’162 patents. The Company is an exclusive licensee of the ’314 and ’162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of unclean hands and patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. A Markman Hearing was conducted on March 17, 2023, and the Court issued its claim construction decision on March 29, 2023. Fact discovery closed on May 19, 2023, and expert discovery closed on November 17, 2023. The Court recently denied the parties’ respective motions for summary judgment and Daubert motions, other than to clarify that Plaintiffs’ damages cannot extend to any time period before the asserted patents were issued. The Court granted AstraZeneca’s motion to dismiss the Company as a Plaintiff on constitutional standing grounds but denied the motion to dismiss Wyeth as a Plaintiff on constitutional standing grounds. On April 29, 2024, the Court granted AstraZeneca’s motion to dismiss AstraZeneca’s counterclaims against Puma which removed Puma from the case. Wyeth remains in the case as a Plaintiff and counterclaim-defendant. Under Puma’s worldwide exclusive license agreement with Pfizer, Inc. (the parent of Wyeth) as amended, the Company also maintains contractual rights to recover monetary damages in the AstraZeneca litigation, and those contractual rights are unaffected by the court’s March 18, 2024 and April 29, 2024 orders. A jury trial is scheduled to begin on May 13, 2024.

Acebright China Litigation

On January 18, 2022, Shanghai Acebright Pharmaceuticals Group Co., Ltd. (“Acebright”) filed an abbreviated new drug application (“ANDA”) with the National Medical Products Administration in China (“NMPA”) seeking approval to market a generic version of the Company’s NERLYNX® (neratinib) tablet, 40mg in China. Acebright seeks approval prior to the expiration of three patents listed on the China Patent Information Registration Platform for Marketed Drugs (“Chinese Orange Book”), namely, Chinese Patent Nos. ZL201410082103.7, ZL201080060546.6, and ZL200880118789.3 (the “'789 patent”, and collectively, the “NERLYNX® Patents”), alleging in a Type 4.2 patent declaration that its generic version of NERLYNX does not fall within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The patent declaration of Acebright was published in the Chinese Orange Book on January 19, 2022. On March 2, 2022, the Company filed petitions with the China National Intellectual Property Administration (“CNIPA”) and requested administrative determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The Company’s request for administrative determination was accepted by CNIPA on March 18, 2022. The Company has notified NMPA of the acceptance of the request for administrative determination for NMPA to institute a stay of Acebright’s ANDA for nine months. On July 11, 2022, CNIPA decided that claims 5 and 6 of Patent No. ZL200880118789.3 are not eligible for registration in the Chinese Orange Book on the ground that these two pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On September 9, 2022, CNIPA decided that the generic drug in Acebright’s ANDA does not fall within the protection scope of claims 1, 3, 5 and 6 of Patent No. ZL201410082103.7 and claims 1-4, 7 and 9-13 of Patent No. ZL201080060546.6. The three CNIPA administrative decisions on NERLYNX® Patents have lifted the stay of Acebright’s ANDA by NMPA. The Company has appealed each CNIPA administrative decision in January 2023 at the Beijing Intellectual Property Court (“BJIPC”). The three appeals were accepted by BJIPC on February 20, 2023. The Company also filed three civil complaints based on the three NERLYNX® Patents against Acebright with the BJIPC in July 2022 and requested court determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents. On May 6, 2023, the Company withdrew two civil lawsuits and two appeals in relation to Chinese Patent Nos. ZL201410082103.7 and ZL201080060546.6 at the BJIPC. On May 24, 2023, the BJIPC accepted the Company’s withdrawal request. On July 24, 2023, the Company withdrew the remaining one civil lawsuit and one appeal in relation to Chinese Patent No. ZL200880118789.3 at the BJIPC. On August 15, 2023, the BJIPC accepted the Company’s withdrawal request. On September 12, 2023, the NMPA approved Acebright’s ANDA to market a generic version of the Company’s NERLYNX® in China with the approval number of GuoYaoZhunZi H20234141.

On December 28, 2023, the Company filed a civil lawsuit against Acebright for infringement of the ’789 patent under Article 11 of the Chinese Patent Law before Jiangsu Nanjing Intermediate People’s Court. The Company’s complaint alleges that Acebright’s offer for sale of a generic version of the Company’s NERLYNX® product infringes the ’789 patent. The Company seeks a judgment that Acebright’s product infringes the ’789 patent and Acebright’s act of offer for sale shall be enjoined. On January 2, 2024, Jiangsu Nanjing Intermediate People’s Court accepted the civil complaint and has recently set an oral hearing for June 20, 2024.

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

Note 13—Subsequent Events

On April 29, 2024, the Court granted AstraZeneca’s motion to dismiss AstraZeneca’s counterclaims against Puma which removed Puma from the case. Wyeth remains in the case as a Plaintiff and counterclaim-defendant. Under Puma’s worldwide exclusive license agreement with Pfizer, Inc. (the parent of Wyeth) as amended, the Company also maintains contractual rights to recover monetary damages in the AstraZeneca litigation, and those contractual rights are unaffected by the court’s March 18, 2024 and April 29, 2024 orders. A jury trial is scheduled to begin on May 13, 2024.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q, (this “Quarterly Report”). The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We currently market NERLYNX in the United States using our direct specialty sales force consisting of approximately 38 sales specialists. Our sales specialists are supported by an experienced sales leadership team consisting of regional managers and directors, as well as a commercial team of experienced professionals in marketing, access and reimbursement, managed markets, marketing research, commercial operations and sales force planning and management. Outside the United States, we seek to enter into exclusive sub-license agreements with third parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. As of March 31 2024, NERLYNX has received approval for the treatment of certain patients with extended adjuvant or metastatic HER2-positive breast cancer in over 40 countries outside the United States. We are currently party to several sub-licenses in various regions outside the United States, including Europe (excluding Russia and Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, and various countries and territories in Central America, South America and Africa.

In September 2022, we entered into an exclusive license agreement with Takeda Pharmaceutical Company Limited (“Takeda”) to license the worldwide research and development and commercial rights to alisertib. Alisertib is an investigational, reversible, ATP-competitive inhibitor that is designed to be highly selective for aurora kinase A. Inhibition of aurora kinase A can lead to disruption of mitotic spindle apparatus assembly, disruption of chromosome segregation, and inhibition of cell proliferation. In clinical trials to date, alisertib has shown single agent activity and activity in combination with other cancer drugs in the treatment of many different types of cancers, including hormone receptor-positive breast cancer, triple-negative breast cancer, small cell lung cancer and head and neck cancer. We initiated the ALISertib in CAncer (ALISCA-Lung1) Phase II trial (PUMA-ALI-4201) of alisertib monotherapy for the treatment of patients with extensive stage small cell lung cancer in February 2024, and we plan to commence the ALISCA-Breast 1 trial in the second half of 2024.

Under the terms of the exclusive license agreement, we assumed sole responsibility for the global development and commercialization of alisertib. We paid Takeda an upfront license fee of $7.0 million in October 2022, and it is eligible to receive potential future milestone payments of up to $287.3 million upon our achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. We recorded in-process research and development expense of $7.0 million during the year ended December 31, 2022 in connection with the up-front payment related to the asset acquisition. As of March 31, 2024, no milestones had been accrued as the underlying contingencies were not probable or estimable.

Our expenses to date have been related to hiring staff, commencing company-sponsored clinical trials and the build out of our corporate infrastructure and, since 2017, the commercial launch of NERLYNX. Accordingly, our success depends not only on the safety and efficacy of our drug candidates, but also on our ability to finance product development. To date, our major sources of working capital have been proceeds from product and license revenue, public offerings of our common stock, proceeds from our credit facility and sales of our common stock in private placements. We intend to satisfy our near-term liquidity requirements through a combination of our existing cash and cash equivalents and marketable securities as of March 31, 2024, and proceeds that will become available to us through product sales, royalties and sub-license milestone payments. However, this intention is based on assumptions that may prove to be wrong. Changes may occur that would consume our available capital faster than anticipated, including changes in and progress of our development activities, the impact of commercialization efforts, acquisitions of additional drug candidates and changes in regulation. Some of these developments have had and may continue to have an adverse effect on our revenue and thus could have an adverse effect on our ability to satisfy the minimum revenue and cash balance covenants contained in the Athyrium Notes.

Critical Accounting Policies

As of the date of the filing of this Quarterly Report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2024 from our accounting policies at December 31, 2023, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Research and development expenses:

Research and development expenses (“R&D expenses”) include costs associated with services provided by consultants who conduct and perform clinical services on our behalf and contract organizations for the manufacturing of clinical materials. During the three months ended March 31, 2024 and 2023, our R&D expenses consisted primarily of clinical research organization (“CRO fees”), fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our R&D expenses as they are incurred. Internal R&D expenses primarily consist of payroll-related costs and also include equipment costs, travel expenses and supplies.

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

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Total revenue:

Total revenue for the three months ended March 31, 2024 was approximately $43.8 million, compared to $52.8 million for the three months ended March 31, 2023. This decrease in total revenue was primarily due to a decrease in product revenue, net of approximately $6.5 million and a decrease in royalty revenue of $2.5 million.

Product revenue, net:

Product revenue, net was approximately $40.3 million for the three months ended March 31, 2024, compared to $46.8 million for the three months ended March 31, 2023. This decrease in product revenue, net was primarily attributable a decrease of approximately 15.4% in bottles of NERLYNX sold compared to the three months ended March 31, 2023, and an increase in the related deductions to gross revenue for variable considerations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, partially offset by an increase in net selling price compared to the three months ended March 31, 2023.

Royalty revenue:

Royalty revenue was approximately $3.5 million for the three months ended March 31, 2024, compared to approximately $6.0 million for the three months ended March 31, 2023. The decrease was due primarily to the timing of sales made in China by our sub-licensee.

Cost of sales:

Cost of sales was approximately $10.7 million for the three months ended March 31, 2024, compared to approximately $13.2 million for the three months ended March 31, 2023. The decrease was primarily due to lower royalty expense resulting from decreased worldwide net sales.

Selling, general and administrative expenses:

SG&A expenses were approximately $21.8 million for the three months ended March 31, 2024, compared to approximately $22.5 million for the three months ended March 31, 2023. SG&A expenses for the three months ended March 31, 2024 and 2023 were as follows:

Selling, general, and administrative expenses	For the Three Months Ended		Change
(in thousands)	March 31,		$	%
	2024	2023	2024/2023	2024/2023
Payroll and related costs	$8,461	$9,204	$(743)	-8.1%
Provision for credit loss	110	—	110	100.0%
Professional fees and expenses	8,252	7,589	663	8.7%
Travel and meetings	1,462	1,515	(53)	-3.5%
Facilities and equipment costs	1,249	1,317	(68)	-5.2%
Stock-based compensation	1,450	1,965	(515)	-26.2%
Other	766	896	(130)	-14.5%
	$21,750	$22,486	$(736)	-3.3%

SG&A expenses decreased by approximately $0.7 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily attributable to the following:

●	a decrease in payroll and related costs of approximately $0.7 million, primarily due to lower headcount, and lower recruiting related expenses, partially offset by annual salary increases;

●	a decrease in other expenses of $0.1 million, primarily due to lower training expenses offset by increase in licenses and fees; and

●	a decrease in stock-based compensation expense of approximately $0.5 million, lower headcount, and change in vesting schedule for awards granted in and after 2022;

Partially offset by:

●	an increase in professional fees and expenses of approximately $0.7 million, primarily due to an increase of approximately $1.9 million in legal fees, offset by $0.9 million decrease in consultant fees, and a $0.3 million decrease in insurance and other.

Research and development expenses:

R&D expenses were approximately $13.6 million for the three months ended March 31, 2024, compared to approximately $12.7 million for the three months ended March 31, 2023. R&D expenses for the three months ended March 31, 2024 and 2023, were as follows:

Research and development expenses	For the Three Months Ended		Change
(in thousands)	March 31,		$	%
	2024	2023	2024/2023	2024/2023
Clinical trial expense	$3,385	$2,419	$966	39.9%
Internal R&D	8,630	8,559	71	0.8%
Consultant and contractors	645	854	(209)	-24.5%
Stock-based compensation	927	874	53	6.1%
	$13,587	$12,706	$881	6.9%

R&D expenses increased by approximately $0.9 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily attributable to the following:

●	a decrease in consultant and contractors expense of approximately $0.2 million, due to lower support costs for neratinib programs;

Partially offset by:

●	an increase in clinical trial expense of approximately $1.0 million, due to a milestone payment associated with a neratinib clinical trial.

Other income (expenses):

Other income (expenses)	For the Three Months Ended		Change
(in thousands)	March 31,		$	%
	2024	2023	2024/2023	2024/2023
Interest income	$972	$537	$435	81.0%
Interest expense	(3,359)	(3,312)	(47)	1.4%
Other income (expenses)	91	(42)	133	-316.7%
	$(2,296)	$(2,817)	$521	-18.5%

Interest income:

For the three months ended March 31, 2024, we recognized approximately $1.0 million in interest income, compared to approximately $0.5 million of interest income for the three months ended March 31, 2023. The increase in interest income was primarily the result of higher interest rates and increased cash equivalents and marketable securities.

Interest expense:

For the three months ended March 31, 2024, we recognized approximately $3.4 million in interest expense, compared to approximately $3.3 million of interest expense for the three months ended March 31, 2023.

Liquidity and Capital Resources

The following table, which summarizes our liquidity and capital resources as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023, is intended to supplement the more detailed discussion that follows:

	As of	As of
Liquidity and capital resources (in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$76,751	$84,585
Marketable securities	$30,412	$11,354
Working capital	$44,835	$56,803
Long-term debt	$54,691	$65,659
Stockholders’ equity	$50,982	$53,442

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Cash provided by (used in):
Operating activities	$11,246	$2,643
Investing activities	(19,080)	(17,450)
Financing activities	—	—
Net decrease in cash, cash equivalents and restricted cash	$(7,834)	$(14,807)

On October 26, 2023, we implemented a reduction in our workforce of approximately 5% across the Company. We incurred approximately $0.4 million in related costs, which include severance payments and insurance premiums. These costs were recorded in the fourth quarter of 2023. All payments related to this plan have been paid as of March 31, 2024.

Operating Activities:

Cash provided by operating activities for the three months ended March 31, 2024 was $11.2 million and consisted of a net loss of approximately $4.8 million, adjusted for non-cash items of approximately $5.4 million, including stock-based compensation of $2.4 million, depreciation and amortization of $2.9 million and provision for credit loss of $0.1 million. Total changes in cash flows from operations were due to an increase in working capital, primarily related to a decrease in accounts receivable, net of approximately $23.1 million and an increase in accounts payable of approximately $2.1 million, partially offset by a decrease in accrued expenses and other of approximately $15.0 million.

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

Investing Activities:

Cash used in investing activities for the three months ended March 31, 2024 was approximately $19.1 million, compared to net cash used by investing activities of approximately $17.5 million for the same period in 2023. Cash used in investing activities was primarily due to the purchase of available-for-sale securities of approximately $25.0 million, offset by the maturity of available-for-sale securities of approximately $5.9 million.

Cash used in investing activities for the three months ended March 31, 2023 was approximately $17.5 million. Cash used in investing activities was primarily due to the purchase of the intangible asset of $12.5 million, and the purchase of available-for-sale securities of approximately $5.0 million for the three months ended March 31, 2023.

Financing Activities:

There was no cash provided by or used in financing activities for both the three months ended March 31, 2024 and 2023.

Athyrium Note Purchase Agreement:

We issued senior notes for an aggregate principal amount of $100.0 million pursuant to the note purchase agreement dated July 23, 2021, by us, and our subsidiaries, and Athyrium, as Administrative Agent, and certain other investor parties (the “Note Purchase Agreement”), with an initial maturity date of July 23, 2026 (the “Athyrium Notes”). The Athyrium Notes were issued for face amount of $100.0 million net of an original issue discount of $1.5 million. The Athyrium Notes also require a 2.0% exit payment to be made on each payment of principal. The borrowings under the Athyrium Notes, together with cash on hand, were used to repay our outstanding indebtedness, including the applicable exit and prepayment fees owed to lenders under our prior Oxford Credit Facility. The Athyrium Notes are secured by substantially all of our assets. We incurred $1.9 million of deferred financing costs with the initial borrowing of the Athyrium Notes.

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

Following the effectiveness of the Third Amendment, the Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) the lesser of (i) the sum of (x) three-month term SOFR for an interest period of three months plus (y) 0.26161% (26.161 basis points) and (ii) three and one-half of one percent (3.50%) per annum. Interest is payable quarterly on the last business day of March, June, September and December each year. Beginning June 30, 2024, principal payments are required to be made quarterly at 11.11% of the original face amount with the remaining balance paid at maturity. Each principal payment will also include a 2.0% exit payment. As of March 31, 2024, the effective interest rate for the loan was 12.99%.

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

As of March 31, 2024, the principal balance outstanding under the Athyrium Notes was $100.0 million, representing all of our debt. We were in compliance with all applicable covenants under the Athyrium Notes.

Current and Future Financing Needs:

We did not receive or record any product revenue until the third quarter of 2017. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our R&D efforts and our commercialization efforts.

We may choose to begin new R&D efforts, or we may choose to launch additional marketing efforts. For example, we in-licensed alisertib from Takeda in 2022 and assumed sole responsibility for its global development and commercialization. These efforts will require funding in addition to the cash and cash equivalents totaling approximately $76.8 million and approximately $30.4 million in marketable securities available at March 31, 2024. While our consolidated financial statements have been prepared on a going concern basis, we may incur significant losses in the future and will need to generate significant revenue to sustain operations and successfully commercialize neratinib and develop alisertib. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Our ability to obtain funding may be adversely impacted by uncertain market conditions, our success in commercializing neratinib, our success in developing alisertib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. We believe that our existing cash and cash equivalents and marketable securities as of March 31, 2024, and proceeds that will become available to us through product sales and sub-license payments are sufficient to satisfy our operating cash and capital needs for at least one year after the filing of this Quarterly Report.

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

Non-GAAP Financial Measures

In addition to our operating results, as calculated in accordance with Generally Accepted Accounting Principles (“GAAP”) we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance. The following table presents our net (loss) income and net (loss) income per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation. For the three months ended March 31, 2024, stock-based compensation represented approximately 6.7% of our operating expenses, compared to 8.1% for the same period in 2023, in each case excluding cost of sales and acquired in-process research and development. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net (Loss) Income to Non-GAAP Adjusted Net (Loss) Income and

GAAP Net (Loss) Income Per Share to Non-GAAP Adjusted Net (Loss) Income Per Share

(in thousands except share and per share data)

	For the Three Months Ended March 31,
	2024	2023
GAAP net (loss) income	$(4,815)	$1,401
Adjustments:
Stock-based compensation -
Selling, general and administrative (1)	1,450	1,965
Research and development (2)	927	873
Non-GAAP adjusted net (loss) income	$(2,438)	$4,239

GAAP net (loss) income per share—basic	$(0.10)	$0.03
Adjustment to net (loss) income (as detailed above)	0.05	0.06
Non-GAAP adjusted basic net (loss) income per share (3)	$(0.05)	$0.09

GAAP net (loss) income per share—diluted	$(0.10)	$0.03
Adjustment to net (loss) income (as detailed above)	0.05	0.06
Non-GAAP adjusted diluted net (loss) income per share (4)	$(0.05)	$0.09
(1) To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.

(3) Non-GAAP adjusted basic net (loss) income per share was calculated based on 48,189,256 and 46,636,083 weighted-average shares of common stock outstanding for the three months ended March 31, 2024 and 2023, respectively.

(4) Non-GAAP adjusted diluted net (loss) income per share was calculated based on 48,189,256 and 47,157,904 weighted-average shares of common stock outstanding for the years ended Mach 31, 2024 and 2023, respectively.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined by SEC regulations.

Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invested our excess cash primarily in cash equivalents such as money market investments as of March 31, 2024. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of borrowings outstanding under the Athyrium Notes. As of March 31, 2024 the aggregate outstanding principal amounts of the Athyrium Notes was $100.0 million. The Athyrium Notes bear interest at a rate per annum equal to the sum of 8.00% plus the adjusted three-month term SOFR and the lesser of (a) the sum of (i) three-month term SOFR and (ii) 0.26161% (26.161 basis points) and (b) three and one-half of one percent (3.50%) per annum. If overall interest rates had increased by one hundred basis points during the quarter ended March 31, 2024, our interest expense would have increased by $1.0 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Legal Malpractice Suit

On September 17, 2020, the Company filed a lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. The Company is alleging legal malpractice based on the defendants’ negligent handling of the defense of the Company in Eshelman v. Puma Biotechnology, Inc., et al. The Company is seeking recovery of the entire amount awarded in Eshelman v. Puma Biotechnology, Inc., et al. and all legal fees and expenses incurred in appealing from the judgment and retrying the damages phase of the trial. On November 23, 2020, the defendant filed an answer to the complaint denying the allegations of negligence. On August 19, 2022, the Company filed a voluntary dismissal of the legal malpractice action, without prejudice, to allow the Eshelman v. Puma Biotechnology, Inc., et al. to conclude before proceedings. On June 2, 2023, the Company re-filed the lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. On August 22, 2023, the defendants filed motions to dismiss the case. These motions were presented at a hearing on February 20, 2024. The Superior Court Judge granted the motions to dismiss on March 20, 2024. The Company appealed this ruling to the North Carolina Court of Appeals.

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ’314 patent”) and 10,596,162 (“the ’162 patent”) (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ’314 and ’162 patents. The Company is an exclusive licensee of the ’314 and ’162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of unclean hands and patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. A Markman Hearing was conducted on March 17, 2023, and the Court issued its claim construction decision on March 29, 2023. Fact discovery closed on May 19, 2023, and expert discovery closed on November 17, 2023. The Court recently denied the parties’ respective motions for summary judgment and Daubert motions, other than to clarify that Plaintiffs’ damages cannot extend to any time period before the asserted patents were issued. The Court granted AstraZeneca’s motion to dismiss the Company as a Plaintiff on constitutional standing grounds but denied the motion to dismiss Wyeth as a Plaintiff on constitutional standing grounds. On April 29, 2024, the Court granted AstraZeneca’s motion to dismiss AstraZeneca’s counterclaims against Puma which removed Puma from the case. Wyeth remains in the case as a Plaintiff and counterclaim-defendant. Under Puma’s worldwide exclusive license agreement with Pfizer, Inc. (the parent of Wyeth) as amended, the Company also maintains contractual rights to recover monetary damages in the AstraZeneca litigation, and those contractual rights are unaffected by the court’s March 18, 2024 and April 29, 2024 orders. A jury trial is scheduled to begin on May 13, 2024.

Acebright China Litigation

On January 18, 2022, Shanghai Acebright Pharmaceuticals Group Co., Ltd. (“Acebright”) filed an ANDA with the National Medical Products Administration in China (“NMPA”) seeking approval to market a generic version of the Company’s NERLYNX® (neratinib) tablet, 40mg in China. Acebright seeks approval prior to the expiration of three patents listed on the China Patent Information Registration Platform for Marketed Drugs (“Chinese Orange Book”), namely, Chinese Patent Nos. ZL201410082103.7, ZL201080060546.6, and ZL200880118789.3 (the “’789 patent”, and collectively, the “NERLYNX® Patents”), alleging in a Type 4.2 patent declaration that its generic version of NERLYNX does not fall within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The patent declaration of Acebright was published in the Chinese Orange Book on January 19, 2022. On March 2, 2022, the Company filed petitions with the China National Intellectual Property Administration (“CNIPA”) and requested administrative determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The Company’s request for administrative determination was accepted by CNIPA on March 18, 2022. The Company has notified NMPA of the acceptance of the request for administrative determination for NMPA to institute a stay of Acebright’s ANDA for nine months. On July 11, 2022, CNIPA decided that claims 5 and 6 of Patent No. ZL200880118789.3 are not eligible for registration in the Chinese Orange Book on the ground that these two pharmaceutical method-of-use claims fall in the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On September 9, 2022, CNIPA decided that the generic drug in Acebright’s ANDA does not fall within the protection scope of claims 1, 3, 5 and 6 of Patent No. ZL201410082103.7 and claims 1-4, 7 and 9-13 of Patent No. ZL201080060546.6. The three CNIPA administrative decisions on NERLYNX® Patents have lifted the stay of Acebright’s ANDA by NMPA. The Company has appealed each CNIPA administrative decision in January 2023 at the Beijing Intellectual Property Court (“BJIPC”). The three appeals were accepted by BJIPC on February 20, 2023. The Company also filed three civil complaints based on the three NERLYNX® Patents against Acebright with the BJIPC in July 2022 and requested court determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents. On May 6, 2023, the Company withdrew two civil lawsuits and two appeals in relation to Chinese Patent Nos. ZL201410082103.7 and ZL201080060546.6 at the BJIPC. On May 24, 2023, the BJIPC accepted the Company’s withdrawal request. On July 24, 2023, the Company withdrew the remaining one civil lawsuit and one appeal in relation to Chinese Patent No. ZL200880118789.3 at the BJIPC. On August 15, 2023, the BJIPC accepted the Company’s withdrawal request. On September 12, 2023, the NMPA approved Acebright’s ANDA to market a generic version of the Company’s NERLYNX® in China with the approval number of GuoYaoZhunZi H20234141.

On December 28, 2023, the Company filed a civil lawsuit against Acebright for infringement of the ’789 patent under Article 11 of the Chinese Patent Law before Jiangsu Nanjing Intermediate People’s Court. The Company’s complaint alleges that Acebright’s offer for sale of a generic version of the Company’s NERLYNX® product infringes the ’789 patent. The Company seeks a judgment that Acebright’s product infringes the ’789 patent and Acebright’s act of offer for sale shall be enjoined. On January 2, 2024, Jiangsu Nanjing Intermediate People’s Court accepted the civil complaint and has recently set an oral hearing for June 20, 2024.

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

Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report. Except as described below, there has been no material change in our risk factors subsequent to the filing of our prior reports referenced above. However, the risks described in our reports are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Trading Plans

During the fiscal quarter ended March 31, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) who adopted or terminated contracts, instructions, written plans or arrangements for the purchase or sale of our securities are set forth in the table below:

Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Expiration Date
Allison Dorval, Board Member	Adopt	March 6, 2024	X		Up to 11,000 shares	June 30, 2024

Item 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 14, 2016 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2016, and incorporated herein by reference)

3.2	Fourth Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2023, and incorporated herein by reference)

10.1+	Seventh Amendment to Note Purchase Agreement and Third Amendment to Disclosure Letter, dated April 12, 2024, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent

31.1+

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024

31.2+

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024

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

PUMA BIOTECHNOLOGY, INC.

Date: May 2, 2024	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Maximo F. Nougues
Maximo Nougues
Chief Financial Officer
(Principal Financial and Accounting Officer)