Form 10-Q
period 2024-06-30
PUMA BIOTECHNOLOGY, INC.
filed 2024-08-01
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 49,046,723 shares of Common Stock, par value $0.0001 per share, were outstanding as of July 29, 2024

PUMA BIOTECHNOLOGY, INC.

- INDEX -

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

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$67,149	$84,585
Marketable securities	29,683	11,354
Accounts receivable, net of allowance for credit loss of $808 and $881	28,105	47,837
Inventory	9,049	7,080
Prepaid expenses, current	3,493	4,417
Other assets, current	241	912
Total current assets	137,720	156,185
Lease right-of-use assets, net	6,231	7,792
Property and equipment, net	680	855
Intangible assets, net	56,001	60,871
Restricted cash, long-term	2,091	2,091
Prepaid expenses and other, long-term	2,279	2,734
Total assets	$205,002	$230,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,500	$6,889
Accrued expenses, current	39,005	52,721
Post-marketing commitment liability	1,303	975
Lease liabilities, current	5,159	4,800
Current portion of long-term debt	45,329	33,997
Total current liabilities	104,296	99,382
Other liabilities, long-term	121	121
Lease liabilities, long-term	4,364	7,034
Post-marketing commitment liability, long-term	3,977	4,890
Long-term debt, net	43,735	65,659
Total liabilities	156,493	177,086
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 48,460,120 shares issued and outstanding at June 30, 2024 and 47,646,787 issued and outstanding at December 31, 2023	5	5
Additional paid-in capital	1,403,044	1,398,605
Accumulated other comprehensive loss	(32)	(4)
Accumulated deficit	(1,354,508)	(1,345,164)
Total stockholders’ equity	48,509	53,442
Total liabilities and stockholders’ equity	$205,002	$230,528

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Product revenue, net	$44,395	$51,551	$84,674	$98,345
Royalty revenue	2,688	3,017	6,175	8,998
Total revenue	47,083	54,568	90,849	107,343
Operating costs and expenses:
Cost of sales	10,658	11,857	21,386	25,075
Selling, general and administrative	24,972	24,462	46,722	46,948
Research and development	13,632	13,357	27,219	26,063
Total operating costs and expenses	49,262	49,676	95,327	98,086
(Loss) income from operations	(2,179)	4,892	(4,478)	9,257
Other income (expenses):
Interest income	1,244	660	2,216	1,197
Interest expense	(3,372)	(3,325)	(6,731)	(6,637)
Other income	156	86	247	44
Total other expenses, net	(1,972)	(2,579)	(4,268)	(5,396)
Net (loss) income before income taxes	$(4,151)	$2,313	$(8,746)	$3,861
Income tax expense	(378)	(187)	(598)	(334)
Net (loss) income	$(4,529)	$2,126	$(9,344)	$3,527
Net (loss) income per share of common stock—basic	$(0.09)	$0.05	$(0.19)	$0.08
Net (loss) income per share of common stock—diluted	$(0.09)	$0.05	$(0.19)	$0.07
Weighted-average shares of common stock outstanding—basic	48,292,414	46,759,062	48,240,835	46,697,912
Weighted-average shares of common stock outstanding—diluted	48,292,414	47,201,185	48,240,835	47,172,752

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(4,529)	$2,126	$(9,344)	$3,527
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax of $0	(6)	(6)	(28)	(6)
Comprehensive (loss) income	$(4,535)	$2,120	$(9,372)	$3,521

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Three Months Ended June 30, 2024
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at March 31, 2024	48,214,663	$5	$1,400,982	$(26)	$(1,349,979)	$50,982
Stock-based compensation	—	—	2,062	—	—	2,062
Shares issued or restricted stock units vested under employee stock plans	245,457	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(4,529)	(4,529)
Balance at June 30, 2024	48,460,120	$5	$1,403,044	$(32)	$(1,354,508)	$48,509

For the Three Months Ended June 30, 2023
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at March 31, 2023	46,663,599	$5	$1,391,196	$—	$(1,365,354)	$25,847
Stock-based compensation	—	—	2,432	—	—	2,432
Shares issued or restricted stock units vested under employee stock plans	283,554	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(6)	—	(6)
Net income	—	—	—	—	2,126	2,126
Balance at June 30, 2023	46,947,153	$5	$1,393,628	$(6)	$(1,363,228)	$30,399

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Six Months Ended June 30, 2024
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2023	47,646,787	$5	$1,398,605	$(4)	$(1,345,164)	$53,442
Stock-based compensation	—	—	4,439	—	—	4,439
Shares issued or restricted stock units vested under employee stock plans	813,333	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	(9,344)	(9,344)
Balance at June 30, 2024	48,460,120	$5	$1,403,044	$(32)	$(1,354,508)	$48,509

For the Six Months Ended June 30, 2023
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2022	46,345,660	$5	$1,388,358	—	$(1,366,755)	$21,608
Stock-based compensation	—	—	5,270	—	—	5,270
Shares issued or restricted stock units vested under employee stock plans	601,493	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(6)	—	(6)
Net income	—	—	—	—	3,527	3,527
Balance at June 30, 2023	46,947,153	$5	$1,393,628	$(6)	$(1,363,228)	$30,399

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2024	2023
Operating activities:
Net (loss) income	$(9,344)	$3,527
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,805	5,754
Stock-based compensation	4,439	5,270
Provision for credit loss	(73)	514
Changes in operating assets and liabilities:
Accounts receivable	19,805	8,546
Inventory	(1,969)	(3,105)
Prepaid expenses and other	1,379	632
Other current assets	671	1,856
Accounts payable	6,611	1,355
Operating lease assets and liabilities, net	(750)	(543)
Accrued expenses and other	(13,716)	(17,362)
Post-marketing commitment liability	(585)	(505)
Net cash provided by operating activities	12,273	5,939
Investing activities:
Purchase of property and equipment	(20)	(68)
Purchase of available-for-sale securities	(44,892)	(10,543)
Maturity of available-for-sale securities	26,535	978
Purchase of intangible assets	—	(12,500)
Net cash used in investing activities	(18,377)	(22,133)
Financing activities:
Payment of debt	(11,110)	—
Payment of exit costs	(222)	—
Net cash used in financing activities	(11,332)	—
Net decrease in cash, cash equivalents and restricted cash	(17,436)	(16,194)
Cash, cash equivalents and restricted cash, beginning of period	86,676	78,792
Cash, cash equivalents and restricted cash, end of period	69,240	62,598

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases in accounts payable	$10	$15
Supplemental disclosure of cash flow information:
Interest paid	$5,814	$5,814
Income taxes paid	$922	$238

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation:

Business and Liquidity:

Puma Biotechnology, Inc., (the “Company”) is a biopharmaceutical company based in Los Angeles, California that develops and commercializes innovative products to enhance cancer care and improve treatment outcomes for patients. The Company is currently commercializing NERLYNX®, an oral version of neratinib (“NERLYNX”), for the treatment of HER2-positive breast cancer. Additionally, in 2022, the Company in-licensed and became responsible for the global development and commercialization of, alisertib. Alisertib is a selective, small molecule inhibitor of aurora kinase A that is designed to disrupt mitosis leading to apoptosis of rapidly proliferating tumor cells dependent on aurora kinase. The Company believes alisertib has potential application in the treatment of a range of different cancer types, including hormone receptor positive breast cancer, triple-negative breast cancer and small cell lung cancer.

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

The Company has entered into other exclusive sub-license agreements with various parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved, in many regions outside the United States, including Europe (excluding Russia and Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, and various countries and territories in Central America, South America, Africa and the Middle East. The Company plans to continue to pursue commercialization of NERLYNX in other countries outside the United States, if approved.

In September 2022, the Company entered into an exclusive license agreement with a subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of aurora kinase A.

The Company has reported net loss of approximately $9.3 million and cash provided by operations of approximately $12.3 million for the six months ended June 30, 2024. The Company’s commercialization, research and development or marketing efforts  may require funding in addition to the cash and cash equivalents and marketable securities totaling approximately $96.8 million at  June 30, 2024.

The Company believes that its existing cash and cash equivalents and marketable securities as of  June 30, 2024 and proceeds that will become available to the Company through product sales and sub-license payments are sufficient to satisfy its operating cash needs, including amounts due under the Company’s Note Purchase Agreement with Athyrium Opportunities IV Co-Invest 1 LP (“Athyrium”) (see Note 9—Debt), for at least one year after the filing of the Quarterly Report on Form 10-Q in which these financial statements are included. The Company continues to remain dependent on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib in the United States. While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future. The Company’s ability to obtain funding  may be adversely impacted by uncertain market and economic conditions, including the Company’s success in commercializing neratinib and unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. Additionally, the terms of the Company’s Note Purchase Agreement place restrictions on the Company’s ability to operate the business and on the Company’s financial flexibility, and the Company  may be unable to achieve the revenue necessary to satisfy the minimum revenue and cash balance covenants as specified in the agreement.

Since its inception through June 30, 2024, the Company’s financing has primarily consisted of proceeds from product, royalty and license revenue, public offerings of its common stock, private equity placements, and various debt instruments.

In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of our consolidated financial position as of  June 30, 2024. Such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 31, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the audited annual financial statements. The condensed consolidated results of operations for the quarter ended June 30, 2024 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending  December 31, 2024.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Options outstanding	4,645,280	4,214,583	4,645,280	4,214,583
Warrant outstanding	2,116,250	2,116,250	2,116,250	2,116,250
Unvested restricted stock units	999,608	1,663,050	999,608	748,497
Totals	7,761,138	7,993,883	7,761,138	7,079,330

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

A reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share of common stock computations is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income	$(4,529)	$2,126	$(9,344)	$3,527
Denominator:
Weighted average common stock outstanding for basic net (loss) income per share	48,292,414	46,759,062	48,240,835	46,697,912
Net effect of dilutive common stock equivalents	—	442,123	—	474,840
Weighted average common stock outstanding for diluted net (loss) income per share	48,292,414	47,201,185	48,240,835	47,172,752
Net (loss) income per share of common stock
Basic	$(0.09)	$0.05	$(0.19)	$0.08
Diluted	$(0.09)	$0.05	$(0.19)	$0.07

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

If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the six months ended June 30, 2024 and 2023, respectively.

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

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not be probable to occur in a future period for the estimates detailed below as of June 30, 2024, and, therefore, the transaction price was not reduced further during the quarter ended June 30, 2024. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

As of June 30, 2024 the total potential milestone payments that would be due to the Company upon achievement of all respective performance obligations under the sub-license agreements is approximately $579.8 million. At this time, the Company cannot estimate if or when these milestone-related performance obligations might be achieved.

Royalty Revenue:

For sub-license agreements that are within the scope of ASC 606, the Company recognizes revenue when the related sales occur in accordance with the sales-based royalty exception under ASC 606-10-55-65.

Royalty revenue consists of consideration earned related to international sales of NERLYNX made by the Company’s sub-licensees in their respective territories. The Company recognizes royalty revenue when the performance obligations have been satisfied. Royalty revenue was $2.7 million and $6.2 million for the three and six months ended June 30, 2024, respectively, and $3.0 million and $9.0 million for the three and six months ended June 30, 2023, respectively.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2024 the Company’s uncertain tax position reserves include a reserve for its research and development credits.

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

Restricted Cash:

Restricted cash represents cash held at financial institutions that is pledged as collateral for stand-by letters of credit for lease commitments. The lease-related letters of credit will lapse at the end of the respective lease terms through 2026. At each of periods ending  June 30, 2024 and December 31, 2023, the Company had restricted cash in the amount of approximately $2.1 million.

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

Following are the major categories of assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

June 30, 2024	Level 1	Level 2	Level 3	Total
Cash equivalents	$14,459	$44,617	$—	$59,076
U.S. Government	10,901	—	—	10,901
Commercial paper	—	18,782	—	18,782
	$25,360	$63,399	$—	$88,759

December 31, 2023	Level 1	Level 2	Level 3	Total
Cash equivalents	$29,068	$8,490	$—	$37,558
U.S. Government	$3,444	$—	$—	$3,444
Commercial paper	—	7,910	—	7,910
Totals	$32,512	$16,400	$—	$48,912

The Company’s investments in commercial paper and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
June 30, 2024	(in years)	Cost	Gains	Losses	Fair Value
Cash equivalents		$59,076	$—	$—	$59,076
U.S. Government	Less than 1	10,902	1	(2)	10,901
Commercial paper	Less than 1	18,813	1	(32)	18,782
Totals		$88,791	$2	$(34)	$88,759

	Maturity	Amortized	Unrealized		Estimated
December 31, 2023	(in years)	Cost	Gains	Losses	Fair Value
Cash equivalents		$37,561	$—	$(3)	$37,558
U.S. Government		$3,443	$1	$—	$3,444
Commercial paper	Less than 1	7,912	1	(3)	7,910
Totals		$48,916	$2	$(6)	$48,912

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, marketable securities, and accounts receivable, net. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at June 30, 2024 were approximately $68.4 million. The Company does not believe it is exposed to any significant credit risk due to the nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

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

The Company also sells its products to international customers through sub-licensees.  Royalty revenue consists of consideration earned related to international sales of NERLYNX made by the Company’s sub-licensees in their respective territories.  A majority of the Company's royalty revenue is generated from sales into the China market.

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

As of June 30, 2024 and December 31, 2023, the Company’s inventory balance consisted primarily of raw materials and work-in-process purchased subsequent to FDA approval of NERLYNX.

	June 30, 2024	December 31, 2023
Raw materials	$619	$5,693
Work-in-process (materials, labor and overhead)	7,767	820
Finished goods (materials, labor and overhead)	663	567
Total inventories	$9,049	$7,080

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

The incremental borrowing rate (“IBR”) represents the rate of interest the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. When determinable, the Company uses the rate implicit in the lease to determine the present value of lease payments. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s average IBR for existing leases as of June 30, 2024 is 10.9%.

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

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. In connection with the FDA approval of NERLYNX in July 2017, the Company triggered a one-time milestone payment pursuant to its license agreement with Pfizer. In June 2020, the Company entered into a letter agreement with Pfizer relating to the method of payment associated with a milestone payment under the Company’s license agreement with Pfizer (see Note 12—Commitments and Contingencies). In addition, the Company reached a commercial milestone by achieving aggregate worldwide net sales of $250.0 million in calendar year 2022, resulting in a payment to Pfizer of $12.5 million during the three months ended March 31, 2023. The Company capitalized the milestones as intangible assets and is amortizing the assets to cost of sales on a straight-line basis over the estimated useful life of the licensed patent through 2030. The Company recorded amortization expense related to its intangible assets of approximately $2.4 million and $4.9 million for the three and six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 estimated future amortization expense related to the Company’s intangible assets is approximately $4.9 million for the remainder of 2024 and $9.7 million for each year starting 2025 through 2029, and $2.4 million for 2030.

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

Note 3—Accounts Receivable, Net:

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Trade accounts receivable	$24,449	$27,669
Royalty revenue receivable	4,464	21,049
Total accounts receivable	$28,913	$48,718

Allowance for credit losses	(808)	(881)
Total accounts receivable, net	$28,105	$47,837

Trade accounts receivable consist entirely of amounts owed from the Company’s customers related to product sales. Royalty revenue receivable represents amounts owed related to royalty revenue recognized based on the Company’s sub-licensees’ sales in their respective territories in the periods ended June 30, 2024 and December 31, 2023.

For all accounts receivable, the Company recognizes credit losses based on lifetime expected losses to selling, general and administrative expense in the condensed consolidated statements of operations. In determining estimated credit losses, the Company evaluates its historical loss rates, current economic conditions and reasonable and supportable forecasts of future economic conditions.

Note 4—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Current:
CRO services	$6	$6
Other clinical development	312	534
Insurance	714	1,403
Professional fees	935	1,081
Prepaid Taxes	17	—
Other	1,509	1,393
	3,493	4,417
Long-term:
CRO services	84	—
Insurance	13	—
Other clinical development	174	210
Other	2,008	2,524
	2,279	2,734
Totals	$5,772	$7,151

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

Total rent expense for the three and six months ended  June 30, 2024 was approximately $1.2 million and $2.4 million, respectively. Total rent expense for the three and six months ended  June 30, 2023 was approximately $1.2 million and $2.4 million, respectively. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. The Company’s office leases generally have contractually specified minimum rent and annual rent increases that are included in the measurement of the ROU asset and related lease liability. Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in selling, general and administrative costs in the condensed consolidated statements of operations when they are incurred.

Supplemental cash flow information related to leases for the six months ended June 30, 2024:
Operating cash flows used for operating leases (in thousands)	$3,187
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted average remaining lease term (in years)	1.8
Weighted average discount rate	10.9%

Future minimum lease payments as of June 30, 2024 were as follows (in thousands):

Amount
2024	$2,926
2025	5,983
2026	1,508
Total minimum lease payments	$10,417
Less: imputed interest	(894)
Total lease liabilities	$9,523

In February 2019, the Company entered into a long-term sublease agreement for 12,429 square feet of the office space in Los Angeles, California. The term of the lease runs until March 2026 and rent amounts payable to the Company increase approximately 3% per year. The Company recorded operating sublease income of $0.2 million and $0.5 million for the three and six months ended June 30, 2024, respectively, in other income (expenses) in the condensed consolidated statements of operations.

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

The future minimum lease payments to be received as of June 30, 2024, were as follows (in thousands):

Amount
2024	$511
2025	1,044
2026	266
Total	$1,821

Note 6—Property and Equipment, Net:

Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Leasehold improvements	$3,779	$3,779
Computer equipment	2,116	2,095
Telephone equipment	302	302
Furniture and fixtures	2,359	2,359
Total property and equipment	8,556	8,535
Less: accumulated depreciation	(7,876)	(7,680)
Property and equipment, net	$680	$855

For the three and six months ended  June 30, 2024, the Company incurred depreciation expense of $0.1 million and $0.2 million, respectively. For the three and six months ended  June 30, 2023, the Company incurred depreciation expense of $0.1 million and $0.2 million, respectively.

Note 7—Intangible Assets, Net:

Intangible assets, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Acquired and in-licensed rights	$102,500	$102,500
Less: accumulated amortization	(46,499)	(41,629)
Total intangible assets, net	$56,001	$60,871

For each of the three and six months ended June 30, 2024 and 2023, the Company incurred amortization expense of $2.4 million and $4.9 million, respectively. The estimated remaining useful life of the intangible assets as of June 30, 2024 is 5.8 years.

Note 8—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Current:
Accrued legal verdict expense	$7,883	$7,706
Accrued royalties	7,735	16,496
Accrued CRO services	1,356	940
Accrued variable consideration	9,019	9,388
Accrued bonus	3,393	5,900
Accrued compensation	4,658	4,379
Accrued other clinical development	799	1,044
Accrued professional fees	679	245
Accrued legal fees	2,961	1,589
Accrued manufacturing costs	206	4,521
Other	316	513
	39,005	52,721
Long-term:
Accrued other liabilities	121	121
	121	121
Totals	$39,126	$52,842

Included in accrued legal verdict expense is approximately $7.9 million ($8.0 million net of imputed interest) as of June 30, 2024 that is related to Eshelman v. Puma Biotechnology, Inc., et al. The Company announced on November 10, 2022 that the parties entered into a settlement agreement. Pursuant to the settlement agreement, Dr. Eshelman filed a Stipulation of Voluntary Dismissal with Prejudice on November 7, 2022, and the Company agreed to pay Dr. Eshelman $16.0 million. The settlement amount will be paid in two separate payments, the first payment of $8.0 million was paid in January 2023, and the final payment of $8.0 million will be paid on or before November 1, 2024.

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

Other current accrued expenses consist primarily of business license fees and fees associated with a company sales team meeting.

Note 9—Debt:

Long term debt consisted of the following (in thousands):

	June 30, 2024	Maturity Date
Total debt, inclusive of $2.0 million exit payment	$102,000	July 23, 2026
Less: debt issuance costs and discounts	(1,604)
Less: current portion	(45,329)
Less: debt repayment	(11,332)
Total long-term debt, net	$43,735

Athyrium Note Purchase Agreement:

The Company issued senior notes for an aggregate principal amount of $100.0 million pursuant to a note purchase agreement dated July 23, 2021 by the Company, and its subsidiaries, and Athyrium Opportunities IV Co-Invest 1 LP (“Athyrium”), as Administrative Agent, and certain other investor parties (the “Note Purchase Agreement”), with an initial maturity date of July 23, 2026 (the “Athyrium Notes”). The Athyrium Notes were issued for face amount of $100.0 million net of an original issue discount of $1.5 million. The Athyrium Notes also require a 2.0% exit payment to be made on each payment of principal. The borrowings under the Athyrium Notes, together with cash on hand, were used to repay the Company’s outstanding indebtedness, including the applicable exit and prepayment fees owed to lenders under its Oxford Credit Facility. The Athyrium Notes are secured by substantially all of the Company’s assets. The Company incurred $1.9 million of deferred financing costs with the borrowing.

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

Following the effectiveness of the Third Amendment, the Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) the lesser of (i) the sum of (x) three-month term SOFR for an interest period of three months plus (y) 0.26161% (26.161 basis points) and (ii) three and one-half of one percent (3.50%) per annum. Interest is payable quarterly on the last business day of March, June, September and December each year. As of  June 30, 2024, we began paying the principal payments required to be made quarterly at 11.11% of the original face amount with the remaining balance paid at maturity. Each principal payment also includes a 2.0% exit payment. Each quarterly principal payment approximates $11.1 million, and each quarterly exit fee payment approximates $0.2 million. As of June 30, 2024, the effective interest rate for the loan was 12.99%.

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

The Athyrium Notes include affirmative and negative covenants applicable to the Company. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, and satisfy certain requirements regarding deposit accounts. The negative covenants include, among others, restrictions on the Company’s transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions. The Company is also required to maintain minimum cash balances and achieve certain minimum product revenue targets, measured as of the last day of each fiscal quarter on a trailing year-to-date basis. As of June 30, 2024, the Company was in compliance with such covenants.

As of  June 30, 2024, the principal balance outstanding under the Athyrium Notes was $88.9 million and exit fees were $1.8 million, representing all of the Company’s debt.

The future minimum principal and exit payments under the Athyrium Notes as of June 30, 2024 are as follows (in thousands):

Amount
2024	$22,664
2025	45,329
2026	22,674
Total	$90,667

Debt Issuance Costs and Discounts:

Debt issuance costs and discounts consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Debt issuance costs and discounts (Athyrium Notes)	$5,410	$5,410
Less: accumulated amortization	(3,806)	(3,066)
Included in long-term debt	$1,604	$2,344

Debt issuance costs and discounts are financing costs related to the Company’s outstanding debt. Amortization of debt issuance costs is expensed using the effective interest method and is included in interest expense in the condensed consolidated statement of operations. For the three and six months ended June 30, 2024, the Company recorded approximately $0.2 million and $0.5 million of interest expense, respectively. For the three and six months ended June 30, 2023, the Company recorded approximately $0.2 million and $0.4 million of interest expense, respectively, related to the amortization of debt issuance costs in the condensed consolidated statements of operations.

Note 10—Stockholders’ Equity:

Common Stock:

The Company issued no shares of common stock upon exercise of stock options during the six months ended June 30, 2024 and 2023, respectively. The Company issued 813,333 and 601,493 shares of common stock upon vesting of RSUs during the six months ended June 30, 2024 and 2023, respectively.

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

Stock Options and Restricted Stock Units:

The Company’s 2011 Plan, as amended, was adopted by the Company’s Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers, and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. As of June 30, 2024 a total of 17,545,860 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

All of the options awarded by the Company have been “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107 - Share Based Payment. As of June 30, 2024, 5,866,467 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2011 Plan and 3,744,737 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees and nonemployees was estimated using the Black-Scholes Option Pricing Method (see Note 2—Significant Accounting Policies) with the following weighted-average assumptions used during the six months ended  June 30:

	2024	2023
Dividend yield	0.0%	0.0%
Expected volatility	85.8%	85.5%
Risk-free interest rate	4.1%	3.9%
Expected life in years	5.55	5.63

The Company’s 2017 Plan, as amended, was adopted by the Company’s Board of Directors on April 27, 2017. Pursuant to the 2017 Plan, the Company may grant stock options and RSUs, as well as other forms of equity-based compensation, to employees as an inducement to join the Company. The maximum term of stock options granted under the 2017 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. On July 15, 2021, the Board of Directors adopted an amendment to the 2017 Plan to increase the number of shares of the Company’s common stock reserved for issuance thereunder by 1,000,000 shares. As of June 30, 2024 a total of 3,000,000 shares of the Company’s common stock have been reserved for issuance under the 2017 Plan. As of June 30, 2024, a total of 719,573 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2017 Plan and 1,145,857 shares of the Company’s common stock are available for future issuance under the 2017 Plan.

Stock-based compensation expense was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Stock-based compensation:
Options:
Selling, general, and administrative	$429	$623	$861	$1,380
Research and development	(1)	153	177	305
Restricted stock units:
Selling, general, and administrative	1,006	1,042	2,024	2,249
Research and development	628	614	1,377	1,336
Total stock-based compensation expense	$2,062	$2,432	$4,439	$5,270

Activity with respect to options granted under the 2011 Plan and 2017 Plan is summarized as follows:

Stock Option Roll Forward:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	4,418,681	$51.70	5.2	$1,105
Granted	441,430	$6.33	8.3	—
(Forfeited)	(105,646)	$5.78	—	—
(Expired)	(109,185)	$99.88	—	—
Outstanding at June 30, 2024	4,645,280	$47.30	4.8	$482
Nonvested at June 30, 2024	670,725	$5.43	9.2	$12
Exercisable	3,974,555	$54.37	4.1	$470

At June 30, 2024 total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $1.8 million, which is expected to be recognized over a weighted-average period of 1.3 years. At June 30, 2024 the total estimated unrecognized employee compensation cost related to non-vested RSUs was approximately $7.2 million, which is expected to be recognized over a weighted-average period of 1.3 years. The weighted-average grant date fair value of options granted during the six months ended June 30, 2024 and 2023 was $4.57 and $3.17 per share, respectively. The weighted average grant date fair value of RSUs awarded during the six months ended June 30, 2024 and 2023 was $5.90 and $3.98 per share, respectively.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2023	706,980	$3.46
Granted	441,430	$4.57
(Forfeited)	(105,646)	$4.17
(Vested)	(372,039)	$3.75
Nonvested shares at June 30, 2024	670,725	$3.92

Restricted Stock Unit Roll Forward:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2023	1,624,972	$3.96
Granted	1,248,445	$5.90
(Forfeited)	(119,324)	$5.17
(Vested)	(813,333)	$4.05
Nonvested shares at June 30, 2024	1,940,760	$5.10

Note 11—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $0.9 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively.

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

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ’314 patent”) and 10,596,162 (“the ’162 patent”) (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ’314 and ’162 patents. The Company is an exclusive licensee of the ’314 and ’162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of unclean hands and patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. A Markman Hearing was conducted on March 17, 2023, and the Court issued its claim construction decision on March 29, 2023. Fact discovery closed on May 19, 2023, and expert discovery closed on November 17, 2023. The Court denied the parties’ respective motions for summary judgment and Daubert motions, other than to clarify that Plaintiffs’ damages cannot extend to any time period before the asserted patents were issued. The Court granted AstraZeneca’s motion to dismiss the Company as a Plaintiff on constitutional standing grounds but denied the motion to dismiss Wyeth as a Plaintiff on constitutional standing grounds. On April 29, 2024, the Court granted AstraZeneca’s motion to dismiss AstraZeneca’s counterclaims against Puma which removed Puma from the case. Wyeth remained in the case as a Plaintiff and counterclaim-defendant. Under Puma’s worldwide exclusive license agreement with Pfizer, Inc. (the parent of Wyeth) as amended, the Company also maintains contractual rights to recover monetary damages in the AstraZeneca litigation, and those contractual rights are unaffected by the court’s March 18, 2024 and April 29, 2024 orders. A jury trial was held May 13-17, 2024. The jury found in favor of Wyeth and against AstraZeneca. In particular, the jury found that use of Tagrisso® according to each of the three FDA-approved indications infringes the asserted claims of the ‘314 and ‘162 patents, and that AstraZeneca induces that infringement. The jury further rejected AstraZeneca’s challenges to the validity of the patents, finding that they are not invalid. The jury awarded damages to Wyeth for past acts of infringement through December 31, 2023, in the amount of $107,500,000. A separate bench trial related to certain equitable claims and defenses raised by AstraZeneca was held before Judge Kennelly on June 20 and 25, 2024, and the Court has taken those issues under advisement. AstraZeneca has filed a motion challenging the jury’s verdict and requesting a new trial. Wyeth has filed a motion requesting supplemental damages for past infringement from January 1, 2024 through the date of judgment; pre-and-post judgment interest, and ongoing royalties through the remaining term of the patents. Briefing on these motions from both sides was completed on  July 16, 2024, and the Company awaits the Court's ruling.

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

On December 28, 2023, the Company filed a civil lawsuit against Acebright for infringement of the ’789 patent under Article 11 of the Chinese Patent Law before Jiangsu Nanjing Intermediate People’s Court. The Company’s complaint alleges that Acebright’s offer for sale of a generic version of the Company’s NERLYNX® product infringes the ’789 patent. The Company seeks a judgment that Acebright’s product infringes the ’789 patent and Acebright’s act of offer for sale shall be enjoined. On January 2, 2024, Jiangsu Nanjing Intermediate People’s Court accepted the civil complaint. An oral hearing was held on June 19, 2024, during which the Company amended its complaint to allege that Acebright making, selling and offering to sell the generic version of NERLYNX® infringes the ’789 patent. A decision has not yet been issued.

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

Overview

We are a biopharmaceutical company that develops and commercializes innovative products to enhance cancer care and improve treatment outcomes for patients. We are currently commercializing NERLYNX®, an oral version of neratinib, for the treatment of certain HER2-positive breast cancers. Additionally, in 2022, we in-licensed and became responsible for the global development and commercialization of alisertib. Alisertib is a selective, small-molecule inhibitor of aurora kinase A that is designed to disrupt mitosis leading to apoptosis of rapidly proliferating tumor cells that are dependent on aurora kinase A. Prior to our licensing alisertib from Takeda, alisertib was tested in over 1,300 patients who were treated across 22 company-sponsored trials resulting in a large, well-characterized clinical safety database. Based on information in this database, we believe alisertib has potential application in the treatment of a range of different cancer types, including hormone receptor-positive breast cancer, triple-negative breast cancer and small cell lung cancer. We intend to pursue development of alisertib initially in small cell lung cancer and hormone receptor-positive breast cancer.

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

We currently market NERLYNX in the United States using our direct specialty sales force consisting of approximately 38 sales specialists. Our sales specialists are supported by an experienced sales leadership team consisting of several regional business leaders and a VP of sales as well as experienced professionals in marketing, managed markets, access and reimbursement, market research, and sales planning and operations. Outside the United States, we seek to enter into exclusive sub-license agreements with third parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. As of June 30 2024, NERLYNX has received approval for the treatment of certain patients with extended adjuvant or metastatic HER2-positive breast cancer in over 40 countries outside the United States. We are currently party to several sub-licenses in various regions outside the United States, including Europe (excluding Russia and Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, and various countries and territories in Central America, South America, Africa and the Middle East.

In September 2022, we entered into an exclusive license agreement with Takeda Pharmaceutical Company Limited (“Takeda”) to license the worldwide research and development and commercial rights to alisertib. Alisertib is an investigational, reversible, ATP-competitive inhibitor that is designed to be highly selective for aurora kinase A. Inhibition of aurora kinase A can lead to disruption of mitotic spindle apparatus assembly, disruption of chromosome segregation, and inhibition of cell proliferation. In clinical trials to date, alisertib has shown single agent activity and activity in combination with other cancer drugs in the treatment of many different types of cancers, including hormone receptor-positive breast cancer, triple-negative breast cancer, small cell lung cancer and head and neck cancer. We initiated the ALISertib in CAncer (ALISCA™ -Lung1) Phase II trial (PUMA-ALI-4201) of alisertib monotherapy for the treatment of patients with extensive stage small cell lung cancer in February 2024, and we plan to commence the ALISCA™ -Breast1 trial in the second half of 2024.

Under the terms of the exclusive license agreement, we assumed sole responsibility for the global development and commercialization of alisertib. We paid Takeda an upfront license fee of $7.0 million in October 2022, and it is eligible to receive potential future milestone payments of up to $287.3 million upon our achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. We recorded in-process research and development expense of $7.0 million during the year ended December 31, 2022 in connection with the up-front payment related to the asset acquisition. As of June 30, 2024, no milestones had been accrued as the underlying contingencies were not probable or estimable.

Our expenses to date have been related to hiring staff, commencing company-sponsored clinical trials and the build out of our corporate infrastructure and, since 2017, the commercial launch of NERLYNX. Accordingly, our success depends not only on the safety and efficacy of our drug candidates, but also on our ability to finance product development. To date, our major sources of working capital have been proceeds from product and license revenue, public offerings of our common stock, proceeds from our credit facility and sales of our common stock in private placements. We intend to satisfy our near-term liquidity requirements through a combination of our existing cash and cash equivalents and marketable securities as of June 30, 2024, and proceeds that will become available to us through product sales, royalties and sub-license milestone payments. However, this intention is based on assumptions that may prove to be wrong. Changes may occur that would consume our available capital faster than anticipated, including changes in and progress of our development activities, the impact of commercialization efforts, acquisitions of additional drug candidates and changes in regulation. Some of these developments have had and may continue to have an adverse effect on our revenue and thus could have an adverse effect on our ability to satisfy the minimum revenue and cash balance covenants contained in the Athyrium Notes.

Critical Accounting Policies

As of the date of the filing of this Quarterly Report, we believe there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2024 from our accounting policies at December 31, 2023, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Research and development expenses:

Research and development expenses (“R&D expenses”) include costs associated with services provided by consultants who conduct and perform clinical services on our behalf and contract organizations for the manufacturing of clinical materials. During the three and six months ended June 30, 2024 and 2023, our R&D expenses consisted primarily of clinical research organization (“CRO fees”), fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our R&D expenses as they are incurred. Internal R&D expenses primarily consist of payroll-related costs and also include equipment costs, travel expenses and supplies.

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

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Total revenue:

Total revenue for the three months ended June 30, 2024 was approximately $47.1 million, compared to $54.6 million for the three months ended June 30, 2023. This decrease in total revenue was primarily due to a decrease in product revenue, net of approximately $7.2 million and a decrease in royalty revenue of $0.3 million.

Product revenue, net:

Product revenue, net was approximately $44.4 million for the three months ended June 30, 2024, compared to $51.6 million for the three months ended June 30, 2023. This decrease in product revenue, net was primarily attributable a decrease of approximately 16.8% in bottles of NERLYNX sold compared to the three months ended June 30, 2023, partially offset by an increase in net selling price compared to the three months ended June 30, 2023.

Royalty revenue:

Royalty revenue was approximately $2.7 million for the three months ended June 30, 2024, compared to approximately $3.0 million for the three months ended June 30, 2023. The decrease was primarily due to decreased international sales.

Cost of sales:

Cost of sales was approximately $10.7 million for the three months ended June 30, 2024, compared to approximately $11.9 million for the three months ended June 30, 2023. The decrease was primarily due to lower royalty expense resulting from decreased worldwide net sales.

Selling, general and administrative expenses:

SG&A expenses were approximately $25.0 million for the three months ended June 30, 2024, compared to approximately $24.5 million for the three months ended June 30, 2023. SG&A expenses for the three months ended June 30, 2024 and 2023 were as follows:

Selling, general, and administrative expenses	For the Three Months Ended		Change
(in thousands)	June 30,		$	%
	2024	2023	2024/2023	2024/2023
Payroll and related costs	$7,596	$8,889	$(1,293)	-14.5%
Provision for credit loss	(183)	514	(697)	-135.6%
Professional fees and expenses	12,364	9,636	2,728	28.3%
Travel and meetings	1,578	1,654	(76)	-4.6%
Facilities and equipment costs	1,234	1,273	(39)	-3.1%
Stock-based compensation	1,435	1,664	(229)	-13.8%
Other	948	832	116	13.9%
	$24,972	$24,462	$510	2.1%

SG&A expenses increased by approximately $0.5 million for the three months ended June 30, 2024, compared to the same period in 2023, primarily attributable to the following:

●

an increase inprofessional fees and expenses of approximately $2.7 million, primarily due to an increase of approximately $4.1 million in legal fees, offset by a decrease of approximately $1.4 million in consulting fees;

partially offset by:

●	a decrease in payroll and related costs of approximately $1.3 million, primarily due to lower headcount;

●	a decrease in provision for credit loss of $0.7 million, due to a customer payment on an overdue receivable; and

●	a decrease in stock-based compensation expense of approximately $0.2 million, primarily due to lower headcount.

Research and development expenses:

R&D expenses were approximately $13.6 million for the three months ended June 30, 2024, compared to approximately $13.4 million for the three months ended June 30, 2023. R&D expenses for the three months ended June 30, 2024 and 2023, were as follows:

Research and development expenses	For the Three Months Ended		Change
(in thousands)	June 30,		$	%
	2024	2023	2024/2023	2024/2023
Clinical trial expense	$4,304	$4,373	$(69)	-1.6%
Internal R&D	7,985	7,498	487	6.5%
Consultant and contractors	716	719	(3)	-0.4%
Stock-based compensation	627	767	(140)	-18.3%
	$13,632	$13,357	$275	2.1%

R&D expenses increased by approximately $0.3 million for the three months ended June 30, 2024, compared to the same period in 2023, primarily attributable to the following:

●	an increase in internal R&D of approximately $0.5 million, primarily due to one-time payroll-related expenses;

partially offset by:

●	a decrease in stock-based compensation of approximately $0.1 million, primarily due to the forfeiture of equity awards.

Other income (expenses):

Other income (expenses)	For the Three Months Ended		Change
(in thousands)	June 30,		$	%
	2024	2023	2024/2023	2024/2023
Interest income	$1,244	$660	$584	88.5%
Interest expense	(3,372)	(3,325)	(47)	1.4%
Other income	156	86	70	81.4%
	$(1,972)	$(2,579)	$607	-23.5%

Interest income:

For the three months ended June 30, 2024, we recognized approximately $1.2 million in interest income, compared to approximately $0.7 million of interest income for the three months ended June 30, 2023. The increase in interest income was primarily the result of higher interest rates and increased cash equivalents and marketable securities.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Total revenue:

Total revenue for the six months ended June 30, 2024 was approximately $90.8 million, compared to $107.3 million for the six months ended June 30, 2023. This decrease in total revenue was primarily due to a decrease in product revenue, net of approximately $13.7 million and a decrease in royalty revenue of $2.8 million.

Product revenue, net:

Product revenue, net was approximately $84.7 million for the six months ended June 30, 2024, compared to $98.3 million for the six months ended June 30, 2023. This decrease in product revenue, net was primarily attributable to a decrease of approximately 16.1% in bottles of NERLYNX sold compared to the six months ended June 30, 2023, and an increase in the related deductions to gross revenue for variable considerations for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, partially offset by an increase in net selling price compared to the six months ended June 30, 2023.

Royalty revenue:

Royalty revenue was approximately $6.2 million for the six months ended June 30, 2024, compared to approximately $9.0 million for the six months ended June 30, 2023. The decrease was primarily due to the timing of sales made in China by our sub-licensee.

Cost of sales:

Cost of sales was approximately $21.4 million for the six months ended June 30, 2024, compared to approximately $25.1 million for the six months ended June 30, 2023. The decrease was primarily due to lower royalty expense resulting from decreased worldwide net sales.

Selling, general and administrative expenses:

SG&A expenses were approximately $46.7 million for the six months ended June 30, 2024, compared to approximately $46.9 for the six months ended June 30, 2023. SG&A expenses for the six months ended June 30, 2024 and 2023 were as follows:

Selling, general, and administrative expenses	For the Six Months Ended		Change
(in thousands)	June 30,		$	%
	2024	2023	2024/2023	2024/2023
Payroll and related costs	$16,057	$18,093	$(2,036)	-11.3%
Provision for credit loss	(73)	514	(587)	-114.2%
Professional fees and expenses	20,616	17,225	3,391	19.7%
Travel and meetings	3,040	3,169	(129)	-4.1%
Facilities and equipment costs	2,483	2,590	(107)	-4.1%
Stock-based compensation	2,885	3,629	(744)	-20.5%
Other	1,714	1,728	(14)	-0.8%
	$46,722	$46,948	$(226)	-0.5%

SG&A expenses decreased by approximately $0.2 million for the six months ended June 30, 2024, compared to the same period in 2023, primarily attributable to the following:

●	a decrease in payroll and related costs of approximately $2.0 million, primarily due to lower headcount, and lower recruiting related expenses, partially offset by annual salary increases;

●	a decrease in provision for credit loss of $0.6 million, due to a customer payment on an overdue receivable; and

●	a decrease in stock-based compensation expense of approximately $0.7 million, primarily due to lower headcount and change in vesting schedule for awards granted in and after 2022;

partially offset by:

●	an increase in professional fees and expenses of approximately $3.4 million, primarily due to increase $5.9 million in legal fees, partially offset by approximately $2.4 million decrease in marketing costs.

Research and development expenses:

R&D expenses were approximately $27.2 million for the six months ended June 30, 2024, compared to approximately $26.1 million for the six months ended June 30, 2023. R&D expenses for the six months ended June 30, 2024 and 2023, were as follows:

Research and development expenses	For the Six Months Ended		Change
(in thousands)	June 30,		$	%
	2024	2023	2024/2023	2024/2023
Clinical trial expense	$7,689	$6,792	$897	13.2%
Internal R&D	16,615	16,057	558	3.5%
Consultant and contractors	1,361	1,573	(212)	-13.5%
Stock-based compensation	1,554	1,641	(87)	-5.3%
	$27,219	$26,063	$1,156	4.4%

R&D expenses increased by approximately  $1.2 million for the six months ended June 30, 2024, compared to the same period in 2023, primarily attributable to the following:

●	an increase in clinical trial expense of approximately $0.9 million, due to approximately $1.8 million for the procurement of alisertib drug product, partially offset by fewer clinical milestones being achieved; and

●	an increase in internal R&D expenses of approximately $0.6 million, primarily due to one-time payroll-related expenses;

         partially offset by:

●	a decrease in consultant and contractors expense of approximately $0.2 million, due to lower support costs for neratinib programs.

Other income (expenses):

Other income (expenses)	For the Six Months Ended		Change
(in thousands)	June 30,		$	%
	2024	2023	2024/2023	2024/2023
Interest income	$2,216	$1,197	$1,019	85.1%
Interest expense	(6,731)	(6,637)	(94)	1.4%
Other income	247	44	203	461.4%
	$(4,268)	$(5,396)	$1,128	-20.9%

Interest income:

For the six months ended June 30, 2024, we recognized approximately $2.2 million in interest income, compared to approximately $1.2 million of interest income for the six months ended June 30, 2023. The increase in interest income was primarily the result of higher interest rates and increased cash equivalents and marketable securities.

Interest expense:

For the six months ended June 30, 2024, we recognized approximately $6.7 million in interest expense, compared to approximately $6.6 million of interest expense for the six months ended June 30, 2023.

Other income:

For the six months ended June 30, 2024, we recognized approximately $0.2 million in other income, compared to approximately $44 thousand of other income for the six months ended June 30, 2023 primarily due to additional sublease income.

Liquidity and Capital Resources

The following table, which summarizes our liquidity and capital resources as of June 30, 2024 and December 31, 2023 and for the six months ended June 30, 2024 and 2023, is intended to supplement the more detailed discussion that follows:

	As of	As of
Liquidity and capital resources (in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$67,149	$84,585
Marketable securities	$29,683	$11,354
Working capital	$33,424	$56,803
Long-term debt	$43,735	$65,659
Stockholders’ equity	$48,509	$53,442

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Cash provided by (used in):
Operating activities	$12,273	$5,939
Investing activities	(18,377)	(22,133)
Financing activities	(11,332)	—
Net decrease in cash, cash equivalents and restricted cash	$(17,436)	$(16,194)

On October 26, 2023, we implemented a reduction in our workforce of approximately 5% across the Company. We incurred approximately $0.4 million in related costs, which include severance payments and insurance premiums. These costs were recorded in the fourth quarter of 2023. All payments related to this plan were paid as of March 31, 2024.

Operating Activities:

Cash provided by operating activities for the six months ended June 30, 2024 was $12.3 million and consisted of a net loss of approximately $9.3 million, adjusted for non-cash items of approximately $10.2 million, including stock-based compensation of $4.4 million, depreciation and amortization of $5.8 million and provision for credit loss of $0.1 million. Total changes in cash flows from operations were due to an increase in working capital, primarily related to a decrease in accounts receivable of approximately $19.8 million, a decrease in prepaid expenses and other of $1.4 million and an increase in accounts payable of approximately $6.6 million, partially offset by a decrease in accrued expenses and other of approximately $13.7 million and an increase in inventory of approximately $2.0 million.

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

Investing Activities:

Cash used in investing activities for the six months ended June 30, 2024 was approximately $18.4 million, compared to net cash used by investing activities of approximately $22.1 million for the same period in 2023. Cash used in investing activities was primarily due to the purchase of available-for-sale securities of approximately $44.9 million, offset by the maturity of available-for-sale securities of approximately $26.5 million.

Cash used in investing activities for the six months ended June 30, 2023 was approximately $22.1 million. Cash used in investing activities was primarily due to the purchase of the intangible asset of $12.5 million, and the purchase of available-for-sale securities of approximately $10.5 million for the six months ended June 30, 2023.

Financing Activities:

Cash used in financing activities for the six months ended June 30, 2024 was approximately $11.3 million as we began paying down the principal, as well as exit fees, on our debt with Athyrium.

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

Following the effectiveness of the Third Amendment, the Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) the lesser of (i) the sum of (x) three-month term SOFR for an interest period of three months plus (y) 0.26161% (26.161 basis points) and (ii) three and one-half of one percent (3.50%) per annum. Interest is payable quarterly on the last business day of March, June, September and December each year. As of June 30, 2024, we began paying the principal payments required to be made quarterly at 11.11% of the original face amount with the remaining balance paid at maturity. Each principal payment also includes a 2.0% exit payment. Each quarterly principal payment approximates $11.1 million, and each quarterly exit fee payment approximates $0.2 million. As of June 30, 2024, the effective interest rate for the loan was 12.99%.

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

As of June 30, 2024, the principal balance outstanding under the Athyrium Notes was $88.9 million, representing all of our debt. We are in compliance with all applicable covenants under the Athyrium Notes.

Current and Future Financing Needs:

We did not receive or record any product revenue until the third quarter of 2017. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our R&D efforts and our commercialization efforts.

We may choose to begin new R&D efforts, or we may choose to launch additional marketing efforts. For example, we in-licensed alisertib from Takeda in 2022 and assumed sole responsibility for its global development and commercialization. These efforts will require funding in addition to the cash and cash equivalents totaling approximately $67.1 million and approximately $29.7 million in marketable securities available at June 30, 2024. While our consolidated financial statements have been prepared on a going concern basis, we may incur significant losses in the future and will need to generate significant revenue to sustain operations and successfully commercialize neratinib and develop alisertib. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Our ability to obtain funding may be adversely impacted by uncertain market conditions, our success in commercializing neratinib, our success in developing alisertib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. We believe that our existing cash and cash equivalents and marketable securities as of June 30, 2024, and proceeds that will become available to us through product sales and sub-license payments are sufficient to satisfy our operating cash and capital needs for at least one year after the filing of this Quarterly Report.

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

Non-GAAP Financial Measures

In addition to our operating results, as calculated in accordance with Generally Accepted Accounting Principles (“GAAP”) we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance. The following table presents our net (loss) income and net (loss) income per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation. For the three and six months ended June 30, 2024, stock-based compensation represented approximately 5.3% and 6.0% of our operating expenses, respectively, compared to 6.4% and 7.2% for the same respective periods in 2023, in each case excluding cost of sales. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net (Loss) Income to Non-GAAP Adjusted Net (Loss) Income and

GAAP Net (Loss) Income Per Share to Non-GAAP Adjusted Net (Loss) Income Per Share

(in thousands except share and per share data)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
GAAP net (loss) income	$(4,529)		$2,126		$(9,344)		$3,527
Adjustments:
Stock-based compensation -
Selling, general and administrative (1)	1,435		1,665		2,885		3,629
Research and development (2)	627		767		1,554		1,641
Non-GAAP adjusted net (loss) income	$(2,467)		$4,558		$(4,905)		$8,797

GAAP net (loss) income per share—basic	$(0.09)		$0.05		$(0.19)		$0.08
Adjustment to net (loss) income (as detailed above)	0.04		0.05		0.09		0.11
Non-GAAP adjusted basic net (loss) income per share (3)	$(0.05	) (3)	$0.10	(4)	$(0.10	) (3)	$0.19	(4)

GAAP net (loss) income per share—diluted	$(0.09)		$0.05		$(0.09)		$0.07
Adjustment to net (loss) income (as detailed above)	0.04		0.05		(0.01)		0.12
Non-GAAP adjusted diluted net (loss) income per share (4)	$(0.05	) (5)	$0.10	(6)	$(0.10	) (5)	$0.19	(6)

(1) To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.

(3) Non-GAAP adjusted basic net loss per share was calculated based on 48,292,414 and 48,240,835 weighted-average shares of common stock outstanding for the three and six months ended June 30, 2024 respectively.

(4) Non-GAAP adjusted basic net income per share was calculated based on 46,759,062 and 46,697,912 weighted-average shares of common stock outstanding for the three and six months ended June 30, 2023, respectively.

(5) Potentially dilutive common stock equivalents (stock options restricted stock units and warrants) were not included in this non-GAAP adjusted diluted net loss per share for the three and six months ended June 30, 2024, as these shares would be considered anti-dilutive.
(6) Non-GAAP adjusted diluted net income per share was calculated based on 47,201,185 and 47,172,752 weighted-average shares of common stock outstanding for the three and six months ended June 30, 2023, respectively.

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

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invested our excess cash primarily in cash equivalents such as money market investments as of June 30, 2024. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of borrowings outstanding under the Athyrium Notes. As of June 30, 2024 the aggregate outstanding principal amounts of the Athyrium Notes was $88.9 million. The Athyrium Notes bear interest at a rate per annum equal to the sum of 8.00% plus the adjusted three-month term SOFR and the lesser of (a) the sum of (i) three-month term SOFR and (ii) 0.26161% (26.161 basis points) and (b) three and one-half of one percent (3.50%) per annum. If overall interest rates had increased by one hundred basis points during the quarter ended June 30, 2024, our interest expense would have increased by $0.9 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ’314 patent”) and 10,596,162 (“the ’162 patent”) (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ’314 and ’162 patents. The Company is an exclusive licensee of the ’314 and ’162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of unclean hands and patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. A Markman Hearing was conducted on March 17, 2023, and the Court issued its claim construction decision on March 29, 2023. Fact discovery closed on May 19, 2023, and expert discovery closed on November 17, 2023. The Court denied the parties’ respective motions for summary judgment and Daubert motions, other than to clarify that Plaintiffs’ damages cannot extend to any time period before the asserted patents were issued. The Court granted AstraZeneca’s motion to dismiss the Company as a Plaintiff on constitutional standing grounds but denied the motion to dismiss Wyeth as a Plaintiff on constitutional standing grounds. On April 29, 2024, the Court granted AstraZeneca’s motion to dismiss AstraZeneca’s counterclaims against Puma which removed Puma from the case. Wyeth remained in the case as a Plaintiff and counterclaim-defendant. Under Puma’s worldwide exclusive license agreement with Pfizer, Inc. (the parent of Wyeth) as amended, the Company also maintains contractual rights to recover monetary damages in the AstraZeneca litigation, and those contractual rights are unaffected by the court’s March 18, 2024 and April 29, 2024 orders. A jury trial was held May 13-17, 2024. The jury found in favor of Wyeth and against AstraZeneca. In particular, the jury found that use of Tagrisso® according to each of the three FDA-approved indications infringes the asserted claims of the ‘314 and ‘162 patents, and that AstraZeneca induces that infringement. The jury further rejected AstraZeneca’s challenges to the validity of the patents, finding that they are not invalid. The jury awarded damages to Wyeth for past acts of infringement through December 31, 2023, in the amount of $107,500,000. A separate bench trial related to certain equitable claims and defenses raised by AstraZeneca was held before Judge Kennelly on June 20 and 25, 2024, and the Court has taken those issues under advisement. AstraZeneca has filed a motion challenging the jury’s verdict and requesting a new trial. Wyeth has filed a motion requesting supplemental damages for past infringement from January 1, 2024 through the date of judgment; pre-and-post judgment interest, and ongoing royalties through the remaining term of the patents. Briefing on these motions from both sides was completed on July 16, 2024, and the Company awaits the Court's ruling.

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

On December 28, 2023, the Company filed a civil lawsuit against Acebright for infringement of the ’789 patent under Article 11 of the Chinese Patent Law before Jiangsu Nanjing Intermediate People’s Court. The Company’s complaint alleges that Acebright’s offer for sale of a generic version of the Company’s NERLYNX® product infringes the ’789 patent. The Company seeks a judgment that Acebright’s product infringes the ’789 patent and Acebright’s act of offer for sale shall be enjoined. On January 2, 2024, Jiangsu Nanjing Intermediate People’s Court accepted the civil complaint. An oral hearing was held on June 19, 2024, during which the Company amended its complaint to allege that Acebright making, selling and offering to sell the generic version of NERLYNX® infringes the ’789 patent. A decision has not yet been issued.

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

Trading Plans

During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 14, 2016 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2016, and incorporated herein by reference)

3.2	Fourth Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2023, and incorporated herein by reference)

10.1	Seventh Amendment to Note Purchase Agreement and Third Amendment to Disclosure Letter, dated April 12, 2024, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2024, and incorporated herein by reference)

10.2#	Sixth Amendment to Puma Biotechnology, Inc. 2011 Incentive Award Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2024, and incorporated herein by reference)

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024

31.2+

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024

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

PUMA BIOTECHNOLOGY, INC.

Date: August 1, 2024	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Maximo F. Nougues
Maximo Nougues
Chief Financial Officer
(Principal Financial and Accounting Officer)