Form 10-Q
period 2024-09-30
PUMA BIOTECHNOLOGY, INC.
filed 2024-11-07
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 49,087,684 shares of Common Stock, par value $0.0001 per share, were outstanding as of November 4, 2024.

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

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$67,263	$84,585
Marketable securities	29,462	11,354
Accounts receivable, net of allowance for credit loss of $760 and $881	54,643	47,837
Inventory	2,673	7,080
Prepaid expenses, current	2,540	4,417
Other assets, current	236	912
Total current assets	156,817	156,185
Lease right-of-use assets, net	5,417	7,792
Property and equipment, net	601	855
Intangible assets, net	53,566	60,871
Restricted cash, long-term	2,091	2,091
Prepaid expenses and other, long-term	2,229	2,734
Total assets	$220,721	$230,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,509	$6,889
Accrued expenses, current	50,662	52,721
Post-marketing commitment liability	1,550	975
Lease liabilities, current	5,347	4,800
Current portion of long-term debt	45,329	33,997
Total current liabilities	110,397	99,382
Other liabilities, long-term	121	121
Lease liabilities, long-term	2,948	7,034
Post-marketing commitment liability, long-term	3,421	4,890
Long-term debt, net	32,746	65,659
Total liabilities	149,633	177,086
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 49,067,348 shares issued and outstanding at September 30, 2024 and 47,646,787 issued and outstanding at December 31, 2023	5	5
Additional paid-in capital	1,405,248	1,398,605
Accumulated other comprehensive income (loss)	26	(4)
Accumulated deficit	(1,334,191)	(1,345,164)
Total stockholders’ equity	71,088	53,442
Total liabilities and stockholders’ equity	$220,721	$230,528

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Product revenue, net	$56,136	$51,592	$140,810	$149,937
Royalty revenue	24,406	4,524	30,581	13,522
Total revenue	80,542	56,116	171,391	163,459
Operating costs and expenses:
Cost of sales	29,097	13,284	50,483	38,359
Selling, general and administrative	16,819	22,801	63,541	69,749
Research and development	12,547	11,446	39,766	37,509
Total operating costs and expenses	58,463	47,531	153,790	145,617
Income from operations	22,079	8,585	17,601	17,842
Other income (expenses):
Interest income	1,282	689	3,498	1,886
Interest expense	(3,100)	(3,339)	(9,831)	(9,976)
Other income	347	74	594	118
Total other expenses, net	(1,471)	(2,576)	(5,739)	(7,972)
Net income before income taxes	$20,608	$6,009	$11,862	$9,870
Income tax expense	(291)	(213)	(889)	(547)
Net income	$20,317	$5,796	$10,973	$9,323
Net income per share of common stock—basic	$0.41	$0.12	$0.23	$0.20
Net income per share of common stock—diluted	$0.41	$0.12	$0.22	$0.20
Weighted-average shares of common stock outstanding—basic	49,008,464	47,520,338	48,498,579	46,977,127
Weighted-average shares of common stock outstanding—diluted	49,173,361	47,819,234	49,025,103	47,397,209

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$20,317	$5,796	$10,973	$9,323
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale securities, net of tax of $0	58	2	30	(4)
Comprehensive income	$20,375	$5,798	$11,003	$9,319

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Three Months Ended September 30, 2024
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at June 30, 2024	48,460,120	$5	$1,403,044	$(32)	$(1,354,508)	$48,509
Stock-based compensation	—	—	2,054	—	—	2,054
Shares issued or restricted stock units vested under employee stock plans	607,228	—	150	—	—	150
Unrealized gain on available-for-sale securities	—	—	—	58	—	58
Net income	—	—	—	—	20,317	20,317
Balance at September 30, 2024	49,067,348	$5	$1,405,248	$26	$(1,334,191)	$71,088

For the Three Months Ended September 30, 2023
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at June 30, 2023	46,947,153	$5	$1,393,628	$(6)	$(1,363,228)	$30,399
Stock-based compensation	—	—	2,545	—	—	2,545
Shares issued or restricted stock units vested under employee stock plans	595,637	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	2	—	2
Net income	—	—	—	—	5,796	5,796
Balance at September 30, 2023	47,542,790	$5	$1,396,173	$(4)	$(1,357,432)	$38,742

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Nine Months Ended September 30, 2024
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2023	47,646,787	$5	$1,398,605	$(4)	$(1,345,164)	$53,442
Stock-based compensation	—	—	6,493	—	—	6,493
Shares issued or restricted stock units vested under employee stock plans	1,420,561	—	150	—	—	150
Unrealized gain on available-for-sale securities	—	—	—	30	—	30
Net income	—	—	—	—	10,973	10,973
Balance at September 30, 2024	49,067,348	$5	$1,405,248	$26	$(1,334,191)	$71,088

For the Nine Months Ended September 30, 2023
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2022	46,345,660	$5	$1,388,358	—	$(1,366,755)	$21,608
Stock-based compensation	—	—	7,815	—	—	7,815
Shares issued or restricted stock units vested under employee stock plans	1,197,130	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(4)	—	(4)
Net income	—	—	—	—	9,323	9,323
Balance at September 30, 2023	47,542,790	$5	$1,396,173	$(4)	$(1,357,432)	$38,742

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income	$10,973	$9,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,683	8,630
Stock-based compensation	6,493	7,815
Provision for credit loss	(121)	514
Loss on impairment of asset	—	625
Changes in operating assets and liabilities:
Accounts receivable	(6,685)	10,862
Inventory	4,407	(1,153)
Prepaid expenses and other	2,382	1,379
Other current assets	676	441
Accounts payable	620	(1,379)
Operating lease assets and liabilities, net	(1,164)	(853)
Accrued expenses and other	(2,059)	(18,913)
Post-marketing commitment liability	(894)	(737)
Net cash provided by operating activities	23,311	16,554
Investing activities:
Purchase of property and equipment	(40)	(95)
Purchase of available-for-sale securities	(60,956)	(12,511)
Maturity of available-for-sale securities	42,878	14,151
Purchase of intangible assets	—	(12,500)
Net cash used in investing activities	(18,118)	(10,955)
Financing activities:
Net proceeds from shares issued under employee stock plans	150	—
Payment of debt	(22,220)	—
Payment of exit costs	(445)	—
Net cash used in financing activities	(22,515)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,322)	5,599
Cash, cash equivalents and restricted cash, beginning of period	86,676	78,792
Cash, cash equivalents and restricted cash, end of period	69,354	84,391

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases in accounts payable	$20	$—
Supplemental disclosure of cash flow information:
Interest paid	$8,483	$8,721
Income taxes paid	$1,170	$491

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

The Company has reported net income of approximately $11.0 million and cash provided by operations of approximately $23.3 million for the nine months ended September 30, 2024. The Company’s commercialization, research and development or marketing efforts  may require funding in addition to the cash and cash equivalents and marketable securities totaling approximately $96.7 million at  September 30, 2024.

The Company believes that its existing cash and cash equivalents and marketable securities as of  September 30, 2024 and proceeds that will become available to the Company through product sales and sub-license payments are sufficient to satisfy its operating cash needs, including amounts due under the Company’s Note Purchase Agreement with Athyrium Opportunities IV Co-Invest 1 LP (“Athyrium”) (see Note 9—Debt), for at least one year after the filing of the Quarterly Report on Form 10-Q in which these financial statements are included. The Company continues to remain dependent on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib in the United States. While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future. The Company’s ability to obtain funding  may be adversely impacted by uncertain market and economic conditions, including the Company’s success in commercializing neratinib and unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. Additionally, the terms of the Company’s Note Purchase Agreement place restrictions on the Company’s ability to operate the business and on the Company’s financial flexibility, and the Company  may be unable to achieve the revenue necessary to satisfy the minimum revenue and cash balance covenants as specified in the agreement.

Since its inception through September 30, 2024, the Company’s financing has primarily consisted of proceeds from product, royalty and license revenue, public offerings of its common stock, private equity placements, and various debt instruments.

In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of our consolidated financial position as of  September 30, 2024. Such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 31, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the audited annual financial statements. The condensed consolidated results of operations for the quarter ended September 30, 2024 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending  December 31, 2024.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Options outstanding	3,850,575	4,211,389	3,850,575	4,211,389
Warrant outstanding	2,116,250	2,116,250	2,116,250	2,116,250
Unvested restricted stock units	751,139	1,087,224	751,139	1,111,286
Totals	6,717,964	7,414,863	6,717,964	7,438,925

The 2,116,250 shares underlying the warrant will not have an impact on our diluted net income per share until the average market price of our common stock exceeds the exercise price of $16 per share (see Note 10—Stockholders’ Equity).

A reconciliation of the numerators and denominators of the basic and diluted net income per share of common stock computations is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$20,317	$5,796	$10,973	$9,323
Denominator:
Weighted average common stock outstanding for basic net income per share	49,008,464	47,520,338	48,498,579	46,977,127
Net effect of dilutive common stock equivalents	164,897	298,896	526,524	420,082
Weighted average common stock outstanding for diluted net income per share	49,173,361	47,819,234	49,025,103	47,397,209
Net income per share of common stock
Basic	$0.41	$0.12	$0.23	$0.20
Diluted	$0.41	$0.12	$0.22	$0.20

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

If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the nine months ended September 30, 2024 and 2023, respectively.

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

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not be probable to occur in a future period for the estimates detailed below as of September 30, 2024, and, therefore, the transaction price was not reduced further during the quarter ended September 30, 2024. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

As of September 30, 2024 the total potential milestone payments that would be due to the Company upon achievement of all respective performance obligations under the sub-license agreements is approximately $579.8 million. At this time, the Company cannot estimate if or when these milestone-related performance obligations might be achieved.

In September 2024, the Pharmacovigilance Risk Assessment Committee approved a change in existing post approval requirements for overall results and a reduction in sample size for the Pierre Fabre NERLYFE post-marketing study in Europe. As of September 30, 2024, there is a post-marketing liability of $5.0 million, and the final costs of the study are being assessed. Any adjustment to the liability will be recorded as license revenue as the original $9.0 million estimate in study costs were recorded as a reduction to license revenue.

Royalty Revenue:

For sub-license agreements that are within the scope of ASC 606, the Company recognizes revenue when the related sales occur in accordance with the sales-based royalty exception under ASC 606-10-55-65.

Royalty revenue consists of consideration earned related to international sales of NERLYNX made by the Company’s sub-licensees in their respective territories. The Company recognizes royalty revenue when the performance obligations have been satisfied. Royalty revenue was $24.4 million and $30.6 million for the three and nine months ended September 30, 2024, respectively, and $4.5 million and $13.5 million for the three and nine months ended September 30, 2023, respectively.

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

Warrants:

Warrants (see Note 10—Stockholders’ Equity) granted to employees and nonemployees are valued at the fair value of the instrument on the grant date and are recognized in the condensed statement of operations over the requisite service period. When the requisite service period precedes the grant date and a market condition exists in the warrant, the Company values the warrant using the Monte Carlo Simulation Method. When the terms of the warrant become fixed, the Company values the warrant using the Black-Scholes Option Pricing Method. As allowed by ASC 718, the Company’s estimate of expected volatility is based on its average volatilities using its publicly traded history. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant valuation. In determining the value of the warrant until the terms are fixed, the Company factors in the probability of the market condition occurring and several possible scenarios. When the requisite service period precedes the grant date and is deemed to be complete, the Company records the fair value of the warrant at the time of issuance as an equity stock-based compensation transaction. The grant date is determined when all pertinent information, such as exercise price and quantity are known. Compensation expense related to warrant modification is measured based on the fair value of the warrant as of the modification date. Any incremental compensation expense arising from the excess of the fair value of the warrant on the modification date compared to the fair value of the warrant immediately before the modification date is recognized at the modification date or ratably over the requisite service period, as appropriate.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2024 the Company’s uncertain tax position reserves include a reserve for its research and development credits.

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

Restricted Cash:

Restricted cash represents cash held at financial institutions that is pledged as collateral for stand-by letters of credit for lease commitments. The lease-related letters of credit will lapse at the end of the respective lease terms through 2026. At each of periods ending  September 30, 2024 and December 31, 2023, the Company had restricted cash in the amount of approximately $2.1 million.

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

Following are the major categories of assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

September 30, 2024	Level 1	Level 2	Level 3	Total
Cash equivalents	$14,172	$46,298	$—	$60,470
U.S. Government	11,998	—	—	11,998
Commercial paper	—	17,464	—	17,464
	$26,170	$63,762	$—	$89,932

December 31, 2023	Level 1	Level 2	Level 3	Total
Cash equivalents	$29,068	$8,490	$—	$37,558
U.S. Government	$3,444	$—	$—	$3,444
Commercial paper	—	7,910	—	7,910
Totals	$32,512	$16,400	$—	$48,912

The Company’s investments in commercial paper and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
September 30, 2024	(in years)	Cost	Gains	Losses	Fair Value
Cash equivalents		$60,470	$—	$—	$60,470
U.S. Government	Less than 1	11,991	8	(1)	11,998
Commercial paper	Less than 1	17,446	23	(5)	17,464
Totals		$89,907	$31	$(6)	$89,932

	Maturity	Amortized	Unrealized		Estimated
December 31, 2023	(in years)	Cost	Gains	Losses	Fair Value
Cash equivalents		$37,561	$—	$(3)	$37,558
U.S. Government		$3,443	$1	$—	$3,444
Commercial paper	Less than 1	7,912	1	(3)	7,910
Totals		$48,916	$2	$(6)	$48,912

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, marketable securities, and accounts receivable, net. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at September 30, 2024 were approximately $68.6 million. The Company does not believe it is exposed to any significant credit risk due to the nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

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

As of September 30, 2024 and December 31, 2023, the Company’s inventory balance consisted primarily of raw materials and work-in-process purchased subsequent to FDA approval of NERLYNX.

	September 30, 2024	December 31, 2023
Raw materials	$211	$5,693
Work-in-process (materials, labor and overhead)	2,005	820
Finished goods (materials, labor and overhead)	457	567
Total inventories	$2,673	$7,080

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

The incremental borrowing rate (“IBR”) represents the rate of interest the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. When determinable, the Company uses the rate implicit in the lease to determine the present value of lease payments. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s average IBR for existing leases as of September 30, 2024 is 10.9%.

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

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. In connection with the FDA approval of NERLYNX in July 2017, the Company triggered a one-time milestone payment pursuant to its license agreement with Pfizer. In June 2020, the Company entered into a letter agreement with Pfizer relating to the method of payment associated with a milestone payment under the Company’s license agreement with Pfizer (see Note 12—Commitments and Contingencies). In addition, the Company reached a commercial milestone by achieving aggregate worldwide net sales of $250.0 million in calendar year 2022, resulting in a payment to Pfizer of $12.5 million during the three months ended March 31, 2023. The Company capitalized the milestones as intangible assets and is amortizing the assets to cost of sales on a straight-line basis over the estimated useful life of the licensed patent through 2030. The Company recorded amortization expense related to its intangible assets of approximately $2.4 million and $7.3 million for the three and nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 estimated future amortization expense related to the Company’s intangible assets is approximately $2.4 million for the remainder of 2024 and $9.7 million for each year starting 2025 through 2029, and $2.4 million for 2030.

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

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures requires enhanced disclosures about segment expenses on an annual and interim basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, and early application is permitted. The impact of the adoption of this ASU is not expected to have a material effect on our consolidated financial statements.

Note 3—Accounts Receivable, Net:

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Trade accounts receivable	$29,545	$27,669
Royalty revenue receivable	25,858	21,049
Total accounts receivable	$55,403	$48,718

Allowance for credit losses	(760)	(881)
Total accounts receivable, net	$54,643	$47,837

Trade accounts receivable consist entirely of amounts owed from the Company’s customers related to product sales. Royalty revenue receivable represents amounts owed related to royalty revenue recognized based on the Company’s sub-licensees’ sales in their respective territories in the periods ended September 30, 2024 and December 31, 2023.

For all accounts receivable, the Company recognizes credit losses based on lifetime expected losses to selling, general and administrative expense in the condensed consolidated statements of operations. In determining estimated credit losses, the Company evaluates its historical loss rates, current economic conditions and reasonable and supportable forecasts of future economic conditions.

Note 4—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Current:
CRO services	$37	$6
Other clinical development	293	534
Insurance	289	1,403
Professional fees	579	1,081
Prepaid Taxes	13	—
Other	1,329	1,393
	2,540	4,417
Long-term:
CRO services	52	—
Insurance	12	—
Other clinical development	174	210
Other	1,991	2,524
	2,229	2,734
Totals	$4,769	$7,151

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

Total rent expense for the three and nine months ended September 30, 2024 was approximately $1.2 million and $3.7 million, respectively. Total rent expense for the three and nine months ended September 30, 2023 was approximately $1.2 million and $3.7 million, respectively. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. The Company’s office leases generally have contractually specified minimum rent and annual rent increases that are included in the measurement of the ROU asset and related lease liability. Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in selling, general and administrative costs in the condensed consolidated statements of operations when they are incurred.

Supplemental cash flow information related to leases for the nine months ended September 30, 2024:
Operating cash flows used for operating leases (in thousands)	$4,839
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted average remaining lease term (in years)	1.5
Weighted average discount rate	10.9%

Future minimum lease payments as of September 30, 2024 were as follows (in thousands):

Amount
2024	$1,463
2025	5,983
2026	1,508
Total minimum lease payments	$8,954
Less: imputed interest	(659)
Total lease liabilities	$8,295

In February 2019, the Company entered into a long-term sublease agreement for 12,429 square feet of the office space in Los Angeles, California. The term of the lease runs until March 2026 and rent amounts payable to the Company increase approximately 3% per year. The Company recorded operating sublease income of $0.2 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, in other income (expenses) in the condensed consolidated statements of operations.

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

The future minimum lease payments to be received as of September 30, 2024, were as follows (in thousands):

Amount
2024	$257
2025	1,044
2026	266
Total	$1,568

Note 6—Property and Equipment, Net:

Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Leasehold improvements	$3,780	$3,779
Computer equipment	2,135	2,095
Telephone equipment	302	302
Furniture and fixtures	2,359	2,359
Total property and equipment	8,576	8,535
Less: accumulated depreciation	(7,975)	(7,680)
Property and equipment, net	$601	$855

For each of the three and nine months ended September 30, 2024 and 2023, the Company incurred depreciation expense of $0.1 million and $0.3 million, respectively.

Note 7—Intangible Assets, Net:

Intangible assets, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Acquired and in-licensed rights	$102,500	$102,500
Less: accumulated amortization	(48,934)	(41,629)
Total intangible assets, net	$53,566	$60,871

For each of the three and nine months ended September 30, 2024 and 2023, the Company incurred amortization expense of $2.4 million and $7.3 million, respectively. The estimated remaining useful life of the intangible assets as of September 30, 2024 is 5.5 years.

Note 8—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Current:
Accrued legal verdict expense	$7,971	$7,706
Accrued royalties	19,239	16,496
Accrued CRO services	1,636	940
Accrued variable consideration	9,469	9,388
Accrued bonus	5,033	5,900
Accrued compensation	4,355	4,379
Accrued other clinical development	845	1,044
Accrued professional fees	633	245
Accrued legal fees	1,089	1,589
Accrued manufacturing costs	311	4,521
Other	81	513
	50,662	52,721
Long-term:
Accrued other liabilities	121	121
	121	121
Totals	$50,783	$52,842

Included in accrued legal verdict expense is approximately $8.0 million ($8.0 million net of imputed interest) as of September 30, 2024 that is related to Eshelman v. Puma Biotechnology, Inc., et al. The Company announced on November 10, 2022 that the parties entered into a settlement agreement. Pursuant to the settlement agreement, Dr. Eshelman filed a Stipulation of Voluntary Dismissal with Prejudice on November 7, 2022, and the Company agreed to pay Dr. Eshelman $16.0 million. The settlement amount was paid in two separate payments, the first payment of $8.0 million was paid in January 2023, and the final payment of $8.0 million was paid in October 2024.

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

Note 9—Debt:

Long term debt consisted of the following (in thousands):

	September 30, 2024	Maturity Date
Total debt, inclusive of $2.0 million exit payment	$102,000	July 23, 2026
Less: unamortized debt issuance costs and discounts	(1,261)
Less: current portion	(45,329)
Less: debt repayment	(22,664)
Total long-term debt, net	$32,746

Athyrium Note Purchase Agreement:

The Company issued senior notes for an aggregate principal amount of $100.0 million pursuant to a note purchase agreement dated July 23, 2021 by the Company, and its subsidiaries, and Athyrium, as Administrative Agent, and certain other investor parties (the “Note Purchase Agreement”), with an initial maturity date of July 23, 2026 (the “Athyrium Notes”). The Athyrium Notes were issued for face amount of $100.0 million net of an original issue discount of $1.5 million. The Athyrium Notes also require a 2.0% exit payment to be made on each payment of principal. The borrowings under the Athyrium Notes, together with cash on hand, were used to repay the Company’s outstanding indebtedness, including the applicable exit and prepayment fees owed to lenders under its Oxford Credit Facility. The Athyrium Notes are secured by substantially all of the Company’s assets. The Company incurred $1.9 million of deferred financing costs with the borrowing.

Interest on the Athyrium Notes is calculated in part based on the Secured Overnight Financing Rate (“SOFR”), which replaced the “London Interbank Offering Rate” as the floating benchmark for interest rate calculations applicable to the Athyrium Notes pursuant to the terms of the Third Amendment to Note Purchase Agreement dated as of  September 16, 2022 (the “Third Amendment”). The modification of the Note Purchase Agreement pursuant to the Third Amendment did not meet the requirements of a debt extinguishment under ASC Topic 470-50 - Debt Modifications and Exchanges and no gain or loss was recognized. The Company performed a quantitative analysis and determined that the terms of the new debt and original debt instrument were not substantially different. Accordingly, the Third Amendment is accounted for as a debt modification.

Following the effectiveness of the Third Amendment, the Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) the lesser of (i) the sum of (x) three-month term SOFR for an interest period of three months plus (y) 0.26161% (26.161 basis points) and (ii) three and one-half of one percent (3.50%) per annum. Interest is payable quarterly on the last business day of March, June, September and December each year. In the second quarter of 2024, we began paying the principal payments required to be made quarterly at 11.11% of the original face amount.  The remaining balance will be paid at maturity. Each principal payment also includes a 2.0% exit payment. Each quarterly principal payment approximates $11.1 million, and each quarterly exit fee payment approximates $0.2 million. As of September 30, 2024, the effective interest rate for the loan was 12.99%.

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

The Athyrium Notes include affirmative and negative covenants applicable to the Company. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, and satisfy certain requirements regarding deposit accounts. The negative covenants include, among others, restrictions on the Company’s transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions. The Company is also required to maintain minimum cash balances and achieve certain minimum product revenue targets, measured as of the last day of each fiscal quarter on a trailing year-to-date basis. As of September 30, 2024, the Company was in compliance with such covenants.

As of  September 30, 2024, the principal balance outstanding under the Athyrium Notes was $77.8 million and exit fees were $1.5 million, representing all of the Company’s debt.

The future minimum principal and exit payments under the Athyrium Notes as of September 30, 2024 are as follows (in thousands):

Amount
2024	$11,332
2025	45,329
2026	22,674
Total	$79,335

Debt Issuance Costs and Discounts:

Debt issuance costs and discounts consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Debt issuance costs and discounts (Athyrium Notes)	$5,410	$5,410
Less: accumulated amortization	(4,149)	(3,066)
Included in long-term debt	$1,261	$2,344

Debt issuance costs and discounts are financing costs related to the Company’s outstanding debt. Amortization of debt issuance costs is expensed using the effective interest method and is included in interest expense in the condensed consolidated statement of operations. For the three and nine months ended September 30, 2024, the Company recorded approximately $0.2 million and $0.7 million of interest expense, respectively. For the three and nine months ended September 30, 2023, the Company recorded approximately $0.2 million and $0.6 million of interest expense, respectively, related to the amortization of debt issuance costs in the condensed consolidated statements of operations.

Note 10—Stockholders’ Equity:

Common Stock:

The Company issued 64,118 and 0 shares of common stock upon exercise of stock options during the nine months ended September 30, 2024 and 2023, respectively. The Company issued 1,356,443 and 1,197,130 shares of common stock upon vesting of RSUs during the nine months ended September 30, 2024 and 2023, respectively.

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

Stock Options and Restricted Stock Units:

The Company’s 2011 Plan, as amended, was adopted by the Company’s Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers, and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. On June 18, 2024, the stockholders of the Company approved an amendment to the Company’s 2011 Plan, increasing the number of authorized shares of the Company’s common stock, par value $0.0001 per share, that may become issuable under the 2011 Plan by 3,000,000 shares and extending the period during which incentive stock options may be granted. As of September 30, 2024 a total of 17,529,412 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

All of the options awarded by the Company have been “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107 - Share Based Payment. As of September 30, 2024, 5,020,554 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2011 Plan and 4,016,216 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees and nonemployees was estimated using the Black-Scholes Option Pricing Method (see Note 2—Significant Accounting Policies) with the following weighted-average assumptions used during the nine months ended September 30, 2024:

	2024	2023
Dividend yield	0.0%	0.0%
Expected volatility	85.8%	85.5%
Risk-free interest rate	4.1%	3.9%
Expected life in years	5.55	5.63

The Company’s 2017 Plan, as amended, was adopted by the Company’s Board of Directors on April 27, 2017. Pursuant to the 2017 Plan, the Company may grant stock options and RSUs, as well as other forms of equity-based compensation, to employees as an inducement to join the Company. The maximum term of stock options granted under the 2017 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. On July 15, 2021, the Board of Directors adopted an amendment to the 2017 Plan to increase the number of shares of the Company’s common stock reserved for issuance thereunder by 1,000,000 shares. As of September 30, 2024 a total of 3,000,000 shares of the Company’s common stock have been reserved for issuance under the 2017 Plan. As of September 30, 2024, a total of 677,612 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2017 Plan and 1,155,024 shares of the Company’s common stock are available for future issuance under the 2017 Plan.

Stock-based compensation expense was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Stock-based compensation:
Options:
Selling, general, and administrative	$386	$566	$1,247	$1,947
Research and development	57	153	234	457
Restricted stock units:
Selling, general, and administrative	1,056	1,228	3,081	3,477
Research and development	555	598	1,931	1,934
Total stock-based compensation expense	$2,054	$2,545	$6,493	$7,815

Activity with respect to options granted under the 2011 Plan and 2017 Plan is summarized as follows:

Stock Option Roll Forward:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	4,418,681	$51.70	5.2	$1,105
Granted	441,430	$6.33	8.1	—
(Forfeited)	(105,646)	$5.78	—	—
(Exercised)	(64,118)	$2.33	—	—
(Expired)	(357,419)	$100.63	—	—
Outstanding at September 30, 2024	4,332,928	$44.89	4.9	$92
Nonvested at September 30, 2024	438,947	$5.56	9.0	$—
Exercisable	3,893,981	$49.33	4.5	$92

At September 30, 2024, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $1.4 million, which is expected to be recognized over a weighted-average period of 1.1 years. At September 30, 2024, the total estimated unrecognized employee compensation cost related to non-vested RSUs was approximately $5.5 million, which is expected to be recognized over a weighted-average period of 1.1 years. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2024 and 2023 was $4.57 and $3.17 per share, respectively. The weighted average grant date fair value of RSUs awarded during the nine months ended September 30, 2024 and 2023 was $5.89 and $3.98 per share, respectively.

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2023	706,980	$3.46
Granted	441,430	$4.57
(Forfeited)	(105,646)	$4.17
(Vested)	(603,817)	$3.75
Nonvested shares at September 30, 2024	438,947	$4.02

Restricted Stock Unit Roll Forward:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2023	1,624,972	$3.96
Granted	1,255,445	$5.89
(Forfeited)	(158,736)	$4.78
(Vested)	(1,356,443)	$4.49
Nonvested shares at September 30, 2024	1,365,238	$5.11

Note 11—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $1.4 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ‘314 patent”) and 10,596,162 (“the ‘162 patent”) (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ‘314 and ‘162 patents. The Company is an exclusive licensee of the ‘314 and ‘162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of unclean hands and patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. A Markman Hearing was conducted on March 17, 2023, and the Court issued its claim construction decision on March 29, 2023. Fact discovery closed on May 19, 2023, and expert discovery closed on November 17, 2023. The Court denied the parties’ respective motions for summary judgment and Daubert motions, other than to clarify that Plaintiffs’ damages cannot extend to any time period before the asserted patents were issued. The Court granted AstraZeneca’s motion to dismiss the Company as a Plaintiff on constitutional standing grounds but denied the motion to dismiss Wyeth as a Plaintiff on constitutional standing grounds. On April 29, 2024, the Court granted AstraZeneca’s motion to dismiss AstraZeneca’s counterclaims against the Company, which removed the Company from the case. Wyeth remained in the case as a Plaintiff and counterclaim-defendant. Under the Company’s worldwide exclusive license agreement with Pfizer, Inc. (the parent of Wyeth) as amended, the Company also maintains contractual rights to recover monetary damages in the AstraZeneca litigation, and those contractual rights are unaffected by the court’s March 18, 2024 and April 29, 2024 orders. A jury trial was held May 13-17, 2024. The jury found in favor of Wyeth and against AstraZeneca. In particular, the jury found that use of Tagrisso® according to each of the three FDA-approved indications infringes the asserted claims of the ‘314 and ‘162 patents, and that AstraZeneca induces that infringement. The jury further rejected AstraZeneca’s challenges to the validity of the patents, finding that they are not invalid. The jury awarded damages to Wyeth for past acts of infringement through December 31, 2023, in the amount of $107,500,000. A separate bench trial related to certain equitable claims and defenses raised by AstraZeneca was held before Judge Kennelly on June 20 and 25, 2024. On August 6, 2024, Judge Kennelly issued his ruling on the issues that were tried in the bench trial, finding for Wyeth and against AstraZeneca on all claims and defenses. The Court found that AstraZeneca had not proved its claim that Wyeth’s asserted patents were invalid as indefinite, or that Wyeth had committed acts that would give rise to findings of unclean hands, implied waiver, or patent misuse. AstraZeneca has filed a motion challenging the jury’s verdict and requesting a new trial. Wyeth has filed a motion requesting supplemental damages for past infringement from January 1, 2024, through the date of judgment; pre-and-post judgment interest, and ongoing royalties through the remaining term of the patents. Briefing on these motions from both sides was completed on July 16, 2024. On August 14, 2024, Judge Kennelly ruled on AstraZeneca’s motion challenging the jury’s verdict, granting it in part and denying it in part. The Court granted AstraZeneca’s motion for judgment as a matter of law that the '314 and '162 patents are invalid under 35 U.S.C. § 112 for lacking enablement and adequate written description as to a particular claim limitation. In all other respects, the Court denied AstraZeneca’s motion. The Court entered its final and appealable judgment accordingly. The Company respectfully disagrees with the Court’s ruling regarding invalidity with respect to the particular claim limitation. Wyeth filed a notice of appeal on September 12, 2024 appealing the District Court’s judgment as a matter of law, as well as other rulings and opinions of the Court adverse to Wyeth.

Acebright China Litigation

On January 18, 2022, Shanghai Acebright Pharmaceuticals Group Co., Ltd. (“Acebright”) filed an abbreviated new drug application (“ANDA”) with the National Medical Products Administration in China (“NMPA”) seeking approval to market a generic version of the Company’s NERLYNX® (neratinib) tablet, 40mg in China. Acebright seeks approval prior to the expiration of three patents listed on the China Patent Information Registration Platform for Marketed Drugs (“Chinese Orange Book”), namely, Chinese Patent Nos. ZL201410082103.7, ZL201080060546.6, and ZL200880118789.3 (the “’789 patent” and collectively, the “NERLYNX® Patents”), alleging in a Type 4.2 patent declaration that its generic version of NERLYNX does not fall within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The patent declaration of Acebright was published in the Chinese Orange Book on January 19, 2022. On March 2, 2022, the Company filed petitions with the China National Intellectual Property Administration (“CNIPA”) and requested administrative determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The Company’s request for administrative determination was accepted by CNIPA on March 18, 2022. The Company has notified NMPA of the acceptance of the request for administrative determination for NMPA to institute a stay of Acebright’s ANDA for nine months. On July 11, 2022, CNIPA decided that claims 5 and 6 of Patent No. ZL200880118789.3 are not eligible for registration in the Chinese Orange Book on the ground that these two pharmaceutical method-of-use claims fall within the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On September 9, 2022, CNIPA decided that the generic drug in Acebright’s ANDA does not fall within the protection scope of claims 1, 3, 5 and 6 of Patent No. ZL201410082103.7 and claims 1-4, 7 and 9-13 of Patent No. ZL201080060546.6. The three CNIPA administrative decisions on NERLYNX® Patents have lifted the stay of Acebright’s ANDA by NMPA. The Company has appealed each CNIPA administrative decision in January 2023 at the Beijing Intellectual Property Court (“BJIPC”). The three appeals were accepted by BJIPC on February 20, 2023. The Company also filed three civil complaints based on the three NERLYNX® Patents against Acebright with the BJIPC in July 2022 and requested court determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents. On May 6, 2023, the Company withdrew two civil lawsuits and two appeals in relation to Chinese Patent Nos. ZL201410082103.7 and ZL201080060546.6 at the BJIPC. On May 24, 2023, the BJIPC accepted the Company’s withdrawal request. On July 24, 2023, the Company withdrew the one remaining civil lawsuit and one appeal in relation to Chinese Patent No. ZL200880118789.3 at the BJIPC. On August 15, 2023, the BJIPC accepted the Company’s withdrawal request. On September 12, 2023, the NMPA approved Acebright’s ANDA to market a generic version of the Company’s NERLYNX® in China with the approval number of GuoYaoZhunZi H20234141.

On December 28, 2023, the Company filed a civil lawsuit against Acebright for infringement of the ’789 patent under Article 11 of the Chinese Patent Law before Jiangsu Nanjing Intermediate People’s Court. The Company’s complaint alleges that Acebright’s offer for sale of a generic version of the Company’s NERLYNX® product infringes the ’789 patent. The Company seeks a judgment that Acebright’s product infringes the ’789 patent and Acebright’s act of offer for sale shall be enjoined. On January 2, 2024, Jiangsu Nanjing Intermediate People’s Court accepted the civil complaint. An oral hearing was held on June 19, 2024, during which the Company amended its complaint to allege that Acebright making, selling and offering to sell the generic version of NERLYNX® infringes the ’789 patent. On July 24, 2024, the Company submitted a request to withdraw the lawsuit. On August 8, 2024, Jiangsu Nanjing Intermediate People’s Court accepted the withdrawal request.

On September 27, 2024, the Company filed an additional patent infringement claim against Acebright at Jiangsu Nanjing Intermediate People’s Court. On October 14, 2024, the Court accepted the complaint and designated case number (2024) Su 01 Min Chu 2192 to this case.

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

On December 28, 2022, the Company submitted four Article 76 petitions against the Aosaikang ANDA with the CNIPA and requested administrative determination that Aosaikang’s generic neratinib tablet falls within the scope of the claims of the four Orange Book patents. On January 6, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to Patent Nos. ZL201410082103.7 and ZL201080060546.6. Also on January 6, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to Patent Nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall within the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On January 28, 2023, the Company requested the NMPA to institute a nine-month stay against Aosaikang ANDA starting from the CNIPA’s acceptance of the Company’s request for administrative determination. On June 2, 2023, CNIPA decided that the generic drug in Aosaikang’s ANDA does not fall within the protection scope of claims 1, 3, 5 and 6 of Patent No. ZL201410082103.7 and claims 1-4, 7 and 9-13 of Patent No. ZL201080060546.6. The two CNIPA administrative decisions on NERLYNX® Patents have lifted the stay of Aosaikang’s ANDA by NMPA.

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

On February 1, 2023, the Company submitted four Article 76 petitions against the Convalife ANDA with the CNIPA and requested administrative determination that Convalife’s generic neratinib tablet falls within the scope of the claims of the four Orange Book patents. On February 3, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to Patent Nos. ZL201410082103.7 and ZL201080060546.6. Also on February 3, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to Patent Nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall within the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On February 24, 2023, the Company requested the NMPA to institute a nine-month stay against Convalife ANDA starting from the CNIPA’s acceptance of the Company’s request for administrative determination. On June 2, 2023, CNIPA decided that the generic drug in Convalife’s ANDA does not fall within the protection scope of claims 1, 3, 5 and 6 of Patent No. ZL201410082103.7 and claims 1-4, 7 and 9-13 of Patent No. ZL201080060546.6. The two CNIPA administrative decisions on NERLYNX® Patents have lifted the stay of Convalife’s ANDA by NMPA. On June 28, 2024, the NMPA approved Convalife’s ANDA to market a generic version of the Company’s NERLYNX® in China with the approval number of GuoYaoZhunZi H20244222.

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

On March 13, 2023, the Company submitted four Article 76 petitions against the Kelun ANDA with the CNIPA and requested administrative determination that Kelun’s generic neratinib tablet falls within the scope of the claims of the four Orange Book patents. On March 21, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to Patent Nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall within the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On March 24, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to Patent Nos. ZL201410082103.7 and ZL201080060546.6. On April 17, 2023, the Company requested the NMPA to institute a nine-month stay against Kelun’s ANDA starting from the CNIPA’s acceptance of the Company’s request for administrative determination. On September 14, 2023, the Company withdrew the two requests for administrative determination in relation to Chinese Patent Nos. ZL201410082103.7 and ZL201080060546.6 at the CNIPA. On September 25, 2023, the CNIPA accepted the Company’s withdrawal request.

Demai Litigation

Zhengzhou Demai Pharmaceutical Co., Ltd (“Demai”) filed an ANDA with NMPA in China seeking approval to market a generic version of the Company’s NERLYNX®. The ANDA application No. is CYHS2402776. On August 26, 2024, Demai made a Type 4.2 declaration against Orange Book Patent ZL201410082103.7, alleging that its generic version of NERLYNX does not fall within the scope of the claims of this Orange Book patent. On September 30, 2024, the Company filed a lawsuit against Demai at the BJIPC based on Nerlynx Patent No. ZL201080060546.6 and on October 8, 2024, the Company filed a lawsuit against Demai at the BJIPC based on Nerlynx Patent No. ZL201410082103.7.

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

We currently market NERLYNX in the United States using our direct specialty sales force consisting of approximately 38 sales specialists. Our sales specialists are supported by an experienced sales leadership team consisting of several regional business leaders and a VP of sales as well as experienced professionals in marketing, managed markets, access and reimbursement, market research, and sales planning and operations. Outside the United States, we seek to enter into exclusive sub-license agreements with third parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. As of September 30, 2024, NERLYNX has received approval for the treatment of certain patients with extended adjuvant or metastatic HER2-positive breast cancer in over 40 countries outside the United States. We are currently party to several sub-licenses in various regions outside the United States, including Europe (excluding Russia and Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, and various countries and territories in Central America, South America, Africa and the Middle East.

In September 2022, we entered into an exclusive license agreement with Takeda to license the worldwide research and development and commercial rights to alisertib. Alisertib is an investigational, reversible, ATP-competitive inhibitor that is designed to be highly selective for aurora kinase A. Inhibition of aurora kinase A can lead to disruption of mitotic spindle apparatus assembly, disruption of chromosome segregation, and inhibition of cell proliferation. In clinical trials to date, alisertib has shown single agent activity and activity in combination with other cancer drugs in the treatment of many different types of cancers, including hormone receptor-positive breast cancer, triple-negative breast cancer, small cell lung cancer and head and neck cancer. We initiated the ALISertib in CAncer (ALISCA™ -Lung1) Phase II trial (PUMA-ALI-4201) of alisertib monotherapy for the treatment of patients with extensive stage small cell lung cancer in February 2024, and we plan to commence the ALISCA™ -Breast1 Phase II trial (PUMA-ALI-1201) in the fourth quarter of 2024.

.

Under the terms of the exclusive license agreement, we assumed sole responsibility for the global development and commercialization of alisertib. We paid Takeda an upfront license fee of $7.0 million in October 2022, and it is eligible to receive potential future milestone payments of up to $287.3 million upon our achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. We recorded in-process research and development expense of $7.0 million during the year ended December 31, 2022 in connection with the up-front payment related to the asset acquisition. As of September 30, 2024, no milestones had been accrued as the underlying contingencies were not probable or estimable.

Our expenses to date have been related to hiring staff, commencing company-sponsored clinical trials and the build out of our corporate infrastructure and, since 2017, the commercial launch of NERLYNX. Accordingly, our success depends not only on the safety and efficacy of our drug candidates, but also on our ability to finance product development. To date, our major sources of working capital have been proceeds from product and license revenue, public offerings of our common stock, proceeds from our credit facility and sales of our common stock in private placements. We intend to satisfy our near-term liquidity requirements through a combination of our existing cash and cash equivalents and marketable securities as of September 30, 2024, and proceeds that will become available to us through product sales, royalties and sub-license milestone payments. However, this intention is based on assumptions that may prove to be wrong. Changes may occur that would consume our available capital faster than anticipated, including changes in and progress of our development activities, the impact of commercialization efforts, acquisitions of additional drug candidates and changes in regulation. Some of these developments have had and may continue to have an adverse effect on our revenue and thus could have an adverse effect on our ability to satisfy the minimum revenue and cash balance covenants contained in the Athyrium Notes.

Critical Accounting Policies

As of the date of the filing of this Quarterly Report, we believe there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2024 from our accounting policies at December 31, 2023, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

In September 2024, the Pharmacovigilance Risk Assessment Committee approved a change in existing post approval requirements for overall results and a reduction in sample size for the Pierre Fabre NERLYFE post-marketing study in Europe. As of September 30, 2024, there is a post-marketing liability of $5.0 million, and the final costs of the study are being assessed. Any adjustment to the liability will be recorded as license revenue as the original $9.0 million estimate in study costs were recorded as a reduction to license revenue.

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

Research and development expenses:

Research and development expenses (“R&D expenses”) include costs associated with services provided by consultants who conduct and perform clinical services on our behalf and contract organizations for the manufacturing of clinical materials. During the three and nine months ended September 30, 2024 and 2023, our R&D expenses consisted primarily of clinical research organization (“CRO fees”); fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our R&D expenses as they are incurred. Internal R&D expenses primarily consist of payroll-related costs and also include equipment costs, travel expenses and supplies.

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Total revenue:

Total revenue for the three months ended September 30, 2024 was approximately $80.5 million, compared to $56.1 million for the three months ended September 30, 2023. This increase in total revenue was primarily due to an increase in royalty revenue of $19.9 million and an increase in product revenue, net of approximately $4.5 million.

Product revenue, net:

Product revenue, net was approximately $56.1 million for the three months ended September 30, 2024, compared to $51.6 million for the three months ended September 30, 2023. This increase in product revenue, net was primarily attributable to an increase in product sales to our China sub-licensee, and an increase in net selling price compared to the three months ended September 30, 2023, partially offset by a decrease of approximately 5.2% in bottles of NERLYNX sold in the U.S. market, and an increase of approximately 2.5% in related deductions to gross revenue for variable consideration compared to the three months ended September 30, 2023.

Royalty revenue:

Royalty revenue was approximately $24.4 million for the three months ended September 30, 2024, compared to approximately $4.5 million for the three months ended September 30, 2023. The increase was primarily due to timing of sales made to China by our sub-licensee. In 2024, the sales made to China by our sub-licensee were primarily in the third quarter, while such sales in 2023 were primarily made in the fourth quarter.

Cost of sales:

Cost of sales was approximately $29.1 million for the three months ended September 30, 2024, compared to approximately $13.3 million for the three months ended September 30, 2023. The increase was primarily due to royalty expense and other product costs related to the timing of sales made to China by our sub-licensee. In 2024, the sales made to China by our sub-licensee were primarily in the third quarter, while such sales in 2023 were primarily made in the fourth quarter.

Selling, general and administrative expenses:

SG&A expenses were approximately $16.8 million for the three months ended September 30, 2024, compared to approximately $22.8 million for the three months ended September 30, 2023. SG&A expenses for the three months ended September 30, 2024 and 2023 were as follows:

Selling, general, and administrative expenses	For the Three Months Ended		Change
(in thousands)	September 30,		$	%
	2024	2023	2024/2023	2024/2023
Payroll and related costs	$7,646	$7,973	$(327)	-4.1%
Provision for credit loss	(48)	—	(48)	-100.0%
Professional fees and expenses	4,523	9,152	(4,629)	-50.6%
Travel and meetings	1,204	1,099	105	9.6%
Facilities and equipment costs	1,249	1,283	(34)	-2.7%
Stock-based compensation	1,443	1,795	(352)	-19.6%
Loss on impairment of asset	—	625	(625)	-100.0%
Other	802	874	(72)	-8.2%
	$16,819	$22,801	$(5,982)	-26.2%

SG&A expenses decreased by approximately $6.0 million for the three months ended September 30, 2024, compared to the same period in 2023, primarily attributable to the following:

●

a decrease inprofessional fees and expenses of approximately $4.6 million, primarily due to a decrease of approximately $3.6 million in legal fees related to our AstraZeneca litigation, a decrease of approximately $0.9 million in marketing expenses, and a decrease of $0.2 million in insurance and other expenses;

●	a decrease in loss on impairment of asset expense of approximately $0.6 million in connection with our decision to sublease a portion of our leased office space in the three months ended September 30, 2023;

●	a decrease in stock-based compensation expense of approximately $0.4 million, primarily due to lower headcount; and

●	a decrease in payroll and related costs of approximately $0.3 million, primarily due to lower headcount.

Research and development expenses:

R&D expenses were approximately $12.6 million for the three months ended September 30, 2024, compared to approximately $11.5 million for the three months ended September 30, 2023. R&D expenses for the three months ended September 30, 2024 and 2023, were as follows:

Research and development expenses	For the Three Months Ended		Change
(in thousands)	September 30,		$	%
	2024	2023	2024/2023	2024/2023
Clinical trial expense	$3,674	$2,791	$883	31.6%
Internal R&D	7,578	7,307	271	3.7%
Consultant and contractors	684	597	87	14.6%
Stock-based compensation	611	751	(140)	-18.6%
	$12,547	$11,446	$1,101	9.6%

R&D expenses increased by approximately $1.1 million for the three months ended September 30, 2024, compared to the same period in 2023, primarily attributable to the following:

●	an increase in clinical trial expense of approximately $0.9 million, primarily due to increased alisertib study activity; and

●	an increase in internal R&D expense of approximately $0.3 million, with a majority due to one-time payroll and severance related expenses;

partially offset by:

●	a decrease in stock-based compensation of approximately $0.1 million, primarily due to reduced headcount.

Other income (expenses):

Other income (expenses)	For the Three Months Ended		Change
(in thousands)	September 30,		$	%
	2024	2023	2024/2023	2024/2023
Interest income	$1,282	$689	$593	86.1%
Interest expense	(3,100)	(3,339)	239	-7.2%
Other income	347	74	273	368.9%
	$(1,471)	$(2,576)	$1,105	-42.9%

Interest income:

For the three months ended September 30, 2024, we recognized approximately $1.3 million in interest income, compared to approximately $0.7 million of interest income for the three months ended September 30, 2023. The increase in interest income was primarily the result of increased balances in cash equivalents and marketable securities.

Interest expense:

For the three months ended September 30, 2024 , we recognized approximately $3.1 million in interest expense, compared to approximately $3.3 million of interest expense for the three months ended September 30, 2023 . The decrease in interest expense related to a lower debt balance as we began paying down our debt principal during the three months ended September 30, 2024.

Other income:

For the three months ended September 30, 2024 , we recognized approximately $0.3 million in other income, compared to approximately $0.1 million of other income for the three months ended September 30, 2023 . The increase in other income was primarily due to increased sublease income, in addition to favorable exchange rates in Euro-denominated transactions.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Total revenue:

Total revenue for the nine months ended September 30, 2024 was approximately $171.4 million, compared to $163.5 million for the nine months ended September 30, 2023. This increase in total revenue was primarily due to an increase of $17.1 million in royalty revenue offset by a decrease of $9.1 million in product revenue, net.

Product revenue, net:

Product revenue, net was approximately $140.8 million for the nine months ended September 30, 2024, compared to $149.9 million for the nine months ended September 30, 2023. This decrease in product revenue, net was primarily attributable to a decrease of approximately 12.5% in bottles of NERLYNX sold compared to the nine months ended September 30, 2023, and an increase of approximately 2.1% in related deductions to gross revenue for variable consideration compared to the nine months ended September 30, 2023, partially offset by an increase in net selling price and an increase in product sales to our China sub-licensee compared to the nine months ended September 30, 2023.

Royalty revenue:

Royalty revenue was approximately $30.6 million for the nine months ended September 30, 2024, compared to approximately $13.5 million for the nine months ended September 30, 2023. The increase was primarily due to an increase in royalty revenue related to the timing of sales made to China by our sub-licensee. In 2024, the sales made to China by our sub-licensee were primarily in the third quarter, while such sales in 2023 were primarily made in the fourth quarter.

Cost of sales:

Cost of sales was approximately $50.5 million for the nine months ended September 30, 2024, compared to approximately $38.4 million for the nine months ended September 30, 2023. The increase was primarily due to an increase in royalty expense and other product costs related to the timing of sales made to China by our sub-licensee. In 2024, the sales made to China by our sub-licensee were primarily in the third quarter, while such sales in 2023 were primarily made in the fourth quarter.

Selling, general and administrative expenses:

SG&A expenses were approximately $63.5 million for the nine months ended September 30, 2024, compared to approximately $69.7 million for the nine months ended September 30, 2023. SG&A expenses for the nine months ended September 30, 2024 and 2023 were as follows:

Selling, general, and administrative expenses	For the Nine Months Ended		Change
(in thousands)	September 30,		$	%
	2024	2023	2024/2023	2024/2023
Payroll and related costs	$23,703	$26,066	$(2,363)	-9.1%
Provision for credit loss	(121)	514	(635)	-123.5%
Professional fees and expenses	25,139	26,377	(1,238)	-4.7%
Travel and meetings	4,244	4,268	(24)	-0.6%
Facilities and equipment costs	3,732	3,873	(141)	-3.6%
Stock-based compensation	4,328	5,424	(1,096)	-20.2%
Loss on impairment of asset	—	625	(625)	-100.0%
Other	2,516	2,602	(86)	-3.3%
	$63,541	$69,749	$(6,208)	-8.9%

SG&A expenses decreased by approximately $6.2 million for the nine months ended September 30, 2024, compared to the same period in 2023, primarily attributable to the following:

●	a decrease in payroll and related costs of approximately $2.4 million, primarily due to lower headcount, partially offset by annual salary increases;

●	a decrease in professional fees and expenses of approximately $1.2 million, primarily due to a decrease of approximately $3.2 million in marketing expenses and a decrease of approximately $0.4 million in insurance and other expenses, partially offset by an increase of approximately $2.3 million in legal fees related to our AstraZeneca litigation;

●	a decrease in stock-based compensation expense of approximately $1.1 million, primarily due to lower headcount;

●	a decrease in provision for credit loss of $0.6 million, due to a customer payment on an overdue receivable; and

●	a decrease in loss on impairment of asset expense of approximately $0.6 million in connection with our decision to sublease a portion of our leased office space in the nine months ended September 30, 2023.

Research and development expenses:

R&D expenses were approximately $39.8 million for the nine months ended September 30, 2024, compared to approximately $37.5 million for the nine months ended September 30, 2023. R&D expenses for the nine months ended September 30, 2024 and 2023, were as follows:

Research and development expenses	For the Nine Months Ended		Change
(in thousands)	September 30,		$	%
	2024	2023	2024/2023	2024/2023
Clinical trial expense	$11,363	$9,583	$1,780	18.6%
Internal R&D	24,193	23,364	829	3.5%
Consultant and contractors	2,045	2,170	(125)	-5.8%
Stock-based compensation	2,165	2,392	(227)	-9.5%
	$39,766	$37,509	$2,257	6.0%

R&D expenses increased by approximately $2.3 million for the nine months ended September 30, 2024, compared to the same period in 2023, primarily attributable to the following:

●	an increase in clinical trial expense of approximately $1.8 million, primarily due to the procurement of alisertib drug product as well as increased alisertib study activity, partially offset by fewer clinical milestones being achieved; and

●	an increase in internal R&D expense of approximately $0.8 million, primarily due to one-time payroll and severance related expenses;

 partially offset by:

●	a decrease in stock-based compensation of approximately $0.2 million, primarily due to lower headcount.

Other income (expenses):

Other income (expenses)	For the Nine Months Ended		Change
(in thousands)	September 30,		$	%
	2024	2023	2024/2023	2024/2023
Interest income	$3,498	$1,886	$1,612	85.5%
Interest expense	(9,831)	(9,976)	145	-1.5%
Other income	594	118	476	403.4%
	$(5,739)	$(7,972)	$2,233	-28.0%

Interest income:

For the nine months ended September 30, 2024, we recognized approximately $3.5 million in interest income, compared to approximately $1.9 million of interest income for the nine months ended September 30, 2023. The increase in interest income was primarily the result of increased balances in cash equivalents and marketable securities.

Other income:

For the nine months ended September 30, 2024, we recognized approximately $0.6 million in other income, compared to approximately $0.1 million of other income for the nine months ended September 30, 2023. The increase in other income was primarily due to increased sublease income, in addition to favorable exchange rates in Euro-denominated transactions.

Liquidity and Capital Resources

The following table, which summarizes our liquidity and capital resources as of September 30, 2024 and December 31, 2023 and for the nine months ended September 30, 2024 and 2023, is intended to supplement the more detailed discussion that follows:

	As of	As of
Liquidity and capital resources (in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$67,263	$84,585
Marketable securities	$29,462	$11,354
Working capital	$46,420	$56,803
Long-term debt	$32,746	$65,659
Stockholders’ equity	$71,088	$53,442

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash provided by (used in):
Operating activities	$23,311	$16,554
Investing activities	(18,118)	(10,955)
Financing activities	(22,515)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(17,322)	$5,599

On October 26, 2023, we implemented a reduction in our workforce of approximately 5% across the Company. We incurred approximately $0.4 million in related costs, which include severance payments and insurance premiums. These costs were recorded in the fourth quarter of 2023. All payments related to this plan were paid as of March 31, 2024.

Operating Activities:

Cash provided by operating activities for the nine months ended September 30, 2024 was $23.3 million and consisted of net income of approximately $11.0 million, adjusted for non-cash items of approximately $15.1 million, including stock-based compensation of $6.5 million, depreciation and amortization of $8.7 million and provision for credit loss of $0.1 million. Total changes in cash flows from operations were due to a decrease in working capital, primarily related to an increase in accounts receivable of approximately $6.7 million (primarily sales to China) and a decrease in accrued expenses and other of approximately $2.1 million, partially offset by a decrease in inventory of $4.4 million (primarily sales to China) and a decrease in prepaid expenses and other of $2.4 million.

Cash provided by operating activities for the nine months ended September 30, 2023 was $16.6 million and consisted of net income of approximately $9.3 million, offset by a decrease of approximately $17.6 million of non-cash items. These non-cash items included stock-based compensation, depreciation and amortization, provision for credit loss and loss on impairment of asset. In addition, there were decreases in cash flows from operations due to a decrease in accrued expenses and other of approximately $18.9 million, which included an $8.0 million payment related to the Eshelman litigation settlement, net, a decrease of $3.3 million in variable consideration and $2.5 million in the employee bonus accrual, and a net decrease of $4.0 million in our Pfizer royalty accrual. Additional decreases in cash flows were due to a decrease in our post-marketing commitment liability of approximately $0.7 million, a decrease of $1.4 million in accounts payable and an increase of $1.2 million in inventory. These decreases in cash flows were partially offset by increases in cash flows due to a decrease of $10.9 million in accounts receivable from collections and a decrease of $1.4 million in prepaid and other expenses. The decrease of $0.4 million in other current assets was due to receipt of CARES Act funds, partially offset by an increase of a $1.7 million receivable from a vendor related to damaged inventory.

Investing Activities:

Cash used in investing activities for the nine months ended September 30, 2024 was approximately $18.1 million, compared to net cash used in investing activities of approximately $11.0 million for the same period in 2023. Cash used in investing activities was primarily due to the purchase of available-for-sale securities of approximately $61.0 million, offset by the maturity of available-for-sale securities of approximately $42.9 million.

Cash used in investing activities for the nine months ended September 30, 2023 was approximately $11.0 million. Cash used in investing activities was primarily due to the purchase of the intangible asset of $12.5 million, and the purchase of available-for-sale securities of approximately $12.5 million, offset by the maturity of available-for-sale securities of approximately $14.2 million for the nine months ended September 30, 2023.

Financing Activities:

Cash used in financing activities for the nine months ended September 30, 2024 was approximately $22.5 million. Of this amount, $22.7 million related to the payment of principal, as well as exit fees, on our debt with Athyrium, partially offset by approximately $0.2 million of proceeds from employee stock options exercised.

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

Interest on the Athyrium Notes is calculated in part based on the Secured Overnight Financing Rate (“SOFR”), which replaced the “London Interbank Offering Rate” as the floating benchmark for interest rate calculations applicable to the Athyrium Notes pursuant to the terms of the Third Amendment to the Note Purchase Agreement dated as of September 16, 2022 (the “Third Amendment”). The modification of the Note Purchase Agreement pursuant to the Third Amendment did not meet the requirements of a debt extinguishment under ASC 470-50 - Debt Modifications and Exchanges and no gain or loss was recognized. We performed a quantitative analysis and determined that the terms of the new debt and original debt instrument are not substantially different. Accordingly, the Third Amendment is accounted for as a debt modification.

Following the effectiveness of the Third Amendment, the Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) the lesser of (i) the sum of (x) three-month term SOFR for an interest period of three months plus (y) 0.26161% (26.161 basis points) and (ii) three and one-half of one percent (3.50%) per annum. Interest is payable quarterly on the last business day of March, June, September and December each year. In the second quarter of 2024, we began paying the principal payments required to be made quarterly at 11.11% of the original face amount. The remaining balance will be paid at maturity. Each principal payment also includes a 2.0% exit payment. Each quarterly principal payment approximates $11.1 million, and each quarterly exit fee payment approximates $0.2 million. As of September 30, 2024, the effective interest rate for the loan was 12.99%.

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

As of September 30, 2024, the principal balance outstanding under the Athyrium Notes was $77.8 million representing all of our debt. We are in compliance with all applicable covenants under the Athyrium Notes.

Current and Future Financing Needs:

We did not receive or record any product revenue until the third quarter of 2017. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our R&D efforts and our commercialization efforts.

We may choose to begin new R&D efforts, or we may choose to launch additional marketing efforts. For example, we in-licensed alisertib from Takeda in 2022 and assumed sole responsibility for its global development and commercialization. These efforts will require funding in addition to the cash and cash equivalents totaling approximately $67.3 million and approximately $29.5 million in marketable securities available at September 30, 2024. While our consolidated financial statements have been prepared on a going concern basis, we may incur significant losses in the future and will need to generate significant revenue to sustain operations and successfully commercialize neratinib and develop alisertib. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Our ability to obtain funding may be adversely impacted by uncertain market conditions, our success in commercializing neratinib, our success in developing alisertib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. We believe that our existing cash and cash equivalents and marketable securities as of September 30, 2024, and proceeds that will become available to us through product sales and sub-license payments are sufficient to satisfy our operating cash and capital needs for at least one year after the filing of this Quarterly Report.

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

Non-GAAP Financial Measures

In addition to our operating results, as calculated in accordance with Generally Accepted Accounting Principles (“GAAP”) we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance. The following table presents our net (loss) income and net (loss) income per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation. For the three and nine months ended September 30, 2024, stock-based compensation represented approximately 7.0% and 6.3% of our operating expenses, respectively, compared to 7.4% and 7.3% for the same respective periods in 2023, in each case excluding cost of sales. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net (Loss) Income to Non-GAAP Adjusted Net (Loss) Income and

GAAP Net (Loss) Income Per Share to Non-GAAP Adjusted Net (Loss) Income Per Share

(in thousands except share and per share data)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
GAAP net income	$20,317		$5,796		$10,973		$9,323
Adjustments:
Stock-based compensation -
Selling, general and administrative (1)	1,442		1,794		4,328		5,424
Research and development (2)	612		751		2,165		2,391
Non-GAAP adjusted net income	$22,371		$8,341		$17,466		$17,138

GAAP net income per share—basic	$0.41		$0.12		$0.23		$0.20
Adjustment to net income (as detailed above)	0.05		0.06		0.13		0.16
Non-GAAP adjusted basic net income per share	$0.46	(3)	$0.18	(4)	$0.36	(3)	$0.36	(4)

GAAP net income per share—diluted	$0.41		$0.12		$0.22		$0.20
Adjustment to net income (as detailed above)	0.04		0.05		0.14		0.16
Non-GAAP adjusted diluted net income per share	$0.45	(5)	$0.17	(6)	$0.36	(5)	$0.36	(6)

(1) To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.

(3) Non-GAAP adjusted basic net income per share was calculated based on 49,008,464 and 48,498,579 weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2024, respectively.

(4) Non-GAAP adjusted basic net income per share was calculated based on 47,520,338 and 46,977,127 weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2023, respectively.

(5) Non-GAAP adjusted diluted net income per share was calculated based on 49,173,361 and 49,025,103 weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2024, respectively.
(6) Non-GAAP adjusted diluted net income per share was calculated based on 47,819,234 and 47,397,209 weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2023, respectively.

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

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invested our excess cash primarily in cash equivalents such as money market investments as of September 30, 2024. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of borrowings outstanding under the Athyrium Notes. As of September 30, 2024 the aggregate outstanding principal amounts of the Athyrium Notes was $77.8 million. The Athyrium Notes bear interest at a rate per annum equal to the sum of 8.00% plus the adjusted three-month term SOFR and the lesser of (a) the sum of (i) three-month term SOFR and (ii) 0.26161% (26.161 basis points) and (b) three and one-half of one percent (3.50%) per annum. If overall interest rates had increased by one hundred basis points during the quarter ended September 30, 2024, our interest expense would have increased by $0.8 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ‘314 patent”) and 10,596,162 (“the ‘162 patent”) (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ‘314 and ‘162 patents. The Company is an exclusive licensee of the ‘314 and ‘162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of unclean hands and patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. A Markman Hearing was conducted on March 17, 2023, and the Court issued its claim construction decision on March 29, 2023. Fact discovery closed on May 19, 2023, and expert discovery closed on November 17, 2023. The Court denied the parties’ respective motions for summary judgment and Daubert motions, other than to clarify that Plaintiffs’ damages cannot extend to any time period before the asserted patents were issued. The Court granted AstraZeneca’s motion to dismiss the Company as a Plaintiff on constitutional standing grounds but denied the motion to dismiss Wyeth as a Plaintiff on constitutional standing grounds. On April 29, 2024, the Court granted AstraZeneca’s motion to dismiss AstraZeneca’s counterclaims against the Company, which removed the Company from the case. Wyeth remained in the case as a Plaintiff and counterclaim-defendant. Under the Company’s worldwide exclusive license agreement with Pfizer, Inc. (the parent of Wyeth) as amended, the Company also maintains contractual rights to recover monetary damages in the AstraZeneca litigation, and those contractual rights are unaffected by the court’s March 18, 2024 and April 29, 2024 orders. A jury trial was held May 13-17, 2024. The jury found in favor of Wyeth and against AstraZeneca. In particular, the jury found that use of Tagrisso® according to each of the three FDA-approved indications infringes the asserted claims of the ‘314 and ‘162 patents, and that AstraZeneca induces that infringement. The jury further rejected AstraZeneca’s challenges to the validity of the patents, finding that they are not invalid. The jury awarded damages to Wyeth for past acts of infringement through December 31, 2023, in the amount of $107,500,000. A separate bench trial related to certain equitable claims and defenses raised by AstraZeneca was held before Judge Kennelly on June 20 and 25, 2024. On August 6, 2024, Judge Kennelly issued his ruling on the issues that were tried in the bench trial, finding for Wyeth and against AstraZeneca on all claims and defenses. The Court found that AstraZeneca had not proved its claim that Wyeth’s asserted patents were invalid as indefinite, or that Wyeth had committed acts that would give rise to findings of unclean hands, implied waiver, or patent misuse. AstraZeneca has filed a motion challenging the jury’s verdict and requesting a new trial. Wyeth has filed a motion requesting supplemental damages for past infringement from January 1, 2024, through the date of judgment; pre-and-post judgment interest, and ongoing royalties through the remaining term of the patents. Briefing on these motions from both sides was completed on July 16, 2024. On August 14, 2024, Judge Kennelly ruled on AstraZeneca’s motion challenging the jury’s verdict, granting it in part and denying it in part. The Court granted AstraZeneca’s motion for judgment as a matter of law that the '314 and '162 patents are invalid under 35 U.S.C. § 112 for lacking enablement and adequate written description as to a particular claim limitation. In all other respects, the Court denied AstraZeneca’s motion. The Court entered its final and appealable judgment accordingly. The Company respectfully disagrees with the Court’s ruling regarding invalidity with respect to the particular claim limitation. Wyeth filed a notice of appeal on September 12, 2024 appealing the District Court’s judgment as a matter of law, as well as other rulings and opinions of the Court adverse to Wyeth.

Acebright China Litigation

On January 18, 2022, Shanghai Acebright Pharmaceuticals Group Co., Ltd. (“Acebright”) filed an abbreviated new drug application (“ANDA”) with the National Medical Products Administration in China (“NMPA”) seeking approval to market a generic version of the Company’s NERLYNX® (neratinib) tablet, 40mg in China. Acebright seeks approval prior to the expiration of three patents listed on the China Patent Information Registration Platform for Marketed Drugs (“Chinese Orange Book”), namely, Chinese Patent Nos. ZL201410082103.7, ZL201080060546.6, and ZL200880118789.3 (the “’789 patent” and collectively, the “NERLYNX® Patents”), alleging in a Type 4.2 patent declaration that its generic version of NERLYNX does not fall within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The patent declaration of Acebright was published in the Chinese Orange Book on January 19, 2022. On March 2, 2022, the Company filed petitions with the China National Intellectual Property Administration (“CNIPA”) and requested administrative determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents listed in the Chinese Orange Book. The Company’s request for administrative determination was accepted by CNIPA on March 18, 2022. The Company has notified NMPA of the acceptance of the request for administrative determination for NMPA to institute a stay of Acebright’s ANDA for nine months. On July 11, 2022, CNIPA decided that claims 5 and 6 of Patent No. ZL200880118789.3 are not eligible for registration in the Chinese Orange Book on the ground that these two pharmaceutical method-of-use claims fall within the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On September 9, 2022, CNIPA decided that the generic drug in Acebright’s ANDA does not fall within the protection scope of claims 1, 3, 5 and 6 of Patent No. ZL201410082103.7 and claims 1-4, 7 and 9-13 of Patent No. ZL201080060546.6. The three CNIPA administrative decisions on NERLYNX® Patents have lifted the stay of Acebright’s ANDA by NMPA. The Company has appealed each CNIPA administrative decision in January 2023 at the Beijing Intellectual Property Court (“BJIPC”). The three appeals were accepted by BJIPC on February 20, 2023. The Company also filed three civil complaints based on the three NERLYNX® Patents against Acebright with the BJIPC in July 2022 and requested court determination that Acebright’s generic neratinib tablet falls within the scope of the claims of NERLYNX® Patents. On May 6, 2023, the Company withdrew two civil lawsuits and two appeals in relation to Chinese Patent Nos. ZL201410082103.7 and ZL201080060546.6 at the BJIPC. On May 24, 2023, the BJIPC accepted the Company’s withdrawal request. On July 24, 2023, the Company withdrew the one remaining civil lawsuit and one appeal in relation to Chinese Patent No. ZL200880118789.3 at the BJIPC. On August 15, 2023, the BJIPC accepted the Company’s withdrawal request. On September 12, 2023, the NMPA approved Acebright’s ANDA to market a generic version of the Company’s NERLYNX® in China with the approval number of GuoYaoZhunZi H20234141.

On December 28, 2023, the Company filed a civil lawsuit against Acebright for infringement of the ’789 patent under Article 11 of the Chinese Patent Law before Jiangsu Nanjing Intermediate People’s Court. The Company’s complaint alleges that Acebright’s offer for sale of a generic version of the Company’s NERLYNX® product infringes the ’789 patent. The Company seeks a judgment that Acebright’s product infringes the ’789 patent and Acebright’s act of offer for sale shall be enjoined. On January 2, 2024, Jiangsu Nanjing Intermediate People’s Court accepted the civil complaint. An oral hearing was held on June 19, 2024, during which the Company amended its complaint to allege that Acebright making, selling and offering to sell the generic version of NERLYNX® infringes the ’789 patent. On July 24, 2024, the Company submitted a request to withdraw the lawsuit. On August 8, 2024, Jiangsu Nanjing Intermediate People’s Court accepted the withdrawal request.

On September 27, 2024, the Company filed an additional patent infringement claim against Acebright at Jiangsu Nanjing Intermediate People’s Court. On October 14, 2024, the Court accepted the complaint and designated case number (2024) Su 01 Min Chu 2192 to this case.

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

On December 28, 2022, the Company submitted four Article 76 petitions against the Aosaikang ANDA with the CNIPA and requested administrative determination that Aosaikang’s generic neratinib tablet falls within the scope of the claims of the four Orange Book patents. On January 6, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to Patent Nos. ZL201410082103.7 and ZL201080060546.6. Also on January 6, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to Patent Nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall within the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On January 28, 2023, the Company requested the NMPA to institute a nine-month stay against Aosaikang ANDA starting from the CNIPA’s acceptance of the Company’s request for administrative determination. On June 2, 2023, CNIPA decided that the generic drug in Aosaikang’s ANDA does not fall within the protection scope of claims 1, 3, 5 and 6 of Patent No. ZL201410082103.7 and claims 1-4, 7 and 9-13 of Patent No. ZL201080060546.6. The two CNIPA administrative decisions on NERLYNX® Patents have lifted the stay of Aosaikang’s ANDA by NMPA.

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

On February 1, 2023, the Company submitted four Article 76 petitions against the Convalife ANDA with the CNIPA and requested administrative determination that Convalife’s generic neratinib tablet falls within the scope of the claims of the four Orange Book patents. On February 3, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to Patent Nos. ZL201410082103.7 and ZL201080060546.6. Also on February 3, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to Patent Nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall within the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On February 24, 2023, the Company requested the NMPA to institute a nine-month stay against Convalife ANDA starting from the CNIPA’s acceptance of the Company’s request for administrative determination. On June 2, 2023, CNIPA decided that the generic drug in Convalife’s ANDA does not fall within the protection scope of claims 1, 3, 5 and 6 of Patent No. ZL201410082103.7 and claims 1-4, 7 and 9-13 of Patent No. ZL201080060546.6. The two CNIPA administrative decisions on NERLYNX® Patents have lifted the stay of Convalife’s ANDA by NMPA. On June 28, 2024, the NMPA approved Convalife’s ANDA to market a generic version of the Company’s NERLYNX® in China with the approval number of GuoYaoZhunZi H20244222.

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

On March 13, 2023, the Company submitted four Article 76 petitions against the Kelun ANDA with the CNIPA and requested administrative determination that Kelun’s generic neratinib tablet falls within the scope of the claims of the four Orange Book patents. On March 21, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to Patent Nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall within the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On March 24, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to Patent Nos. ZL201410082103.7 and ZL201080060546.6. On April 17, 2023, the Company requested the NMPA to institute a nine-month stay against Kelun’s ANDA starting from the CNIPA’s acceptance of the Company’s request for administrative determination. On September 14, 2023, the Company withdrew the two requests for administrative determination in relation to Chinese Patent Nos. ZL201410082103.7 and ZL201080060546.6 at the CNIPA. On September 25, 2023, the CNIPA accepted the Company’s withdrawal request.

Demai Litigation

Zhengzhou Demai Pharmaceutical Co., Ltd (“Demai”) filed an ANDA with NMPA in China seeking approval to market a generic version of the Company’s NERLYNX®. The ANDA application No. is CYHS2402776. On August 26, 2024, Demai made a Type 4.2 declaration against Orange Book Patent ZL201410082103.7, alleging that its generic version of NERLYNX does not fall within the scope of the claims of this Orange Book patent. On September 30, 2024, the Company filed a lawsuit against Demai at the BJIPC based on Nerlynx Patent No. ZL201080060546.6 and on October 8, 2024, the Company filed a lawsuit against Demai at the BJIPC based on Nerlynx Patent No. ZL201410082103.7.

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

Trading Plans

During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

Item 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 14, 2016 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2016, and incorporated herein by reference)

3.2	Fourth Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2023, and incorporated herein by reference)

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024

31.2+

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024

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

PUMA BIOTECHNOLOGY, INC.

Date: November 7, 2024	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Maximo F. Nougues
Maximo Nougues
Chief Financial Officer
(Principal Financial and Accounting Officer)