Form 10-K
period 2024-12-31
PUMA BIOTECHNOLOGY, INC.
filed 2025-02-27
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $134.4 million as of June 30, 2024, based upon the closing price of $3.26 per share of the registrant’s common stock on the NASDAQ Global Select Market on Thursday, June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 24, 2025, there were 49,610,799 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), are incorporated by reference into Part III of the Form 10-K to the extent stated herein.

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

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock, including those described in the section entitled “Item 1A. Risk Factors” in Part I of this Annual Report. These risks include, among others, the following:

•	While we have reported net income in the years ended December 31, 2024, 2023 and 2022, we cannot assure that we will continue to do so and may not be able to maintain profitability.

•	We are currently a single product company with limited commercial sales experience.

•	We may not be able to successfully commercialize NERLYNX in the future.

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

Company Overview

Unless otherwise provided in this Annual Report, references to the “Company,” “we,” “us,” and “our” refer to Puma Biotechnology, Inc. and our wholly owned subsidiary.

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

The following figure provides an overview of our commercial product and drug candidates.

*	EBC: Early breast cancer
**	MBC: Metastatic breast cancer
***	HRc+: Hormone receptor positive
****	NSCLC: Non-small cell lung cancer

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

Neratinib is a potent irreversible tyrosine kinase inhibitor (“TKI”) that blocks signal transduction through the epidermal growth factor receptors, HER1, HER2 and HER4. Based on pre-clinical studies and clinical trials to date, we believe that neratinib may offer an advantage over existing treatments that are used in the treatment of patients with HER2-positive breast cancer. We believe that by more potently inhibiting HER2 at a different site and acting via a mechanism different from other agents, neratinib may have therapeutic benefits in breast cancer patients who have been previously treated with these existing treatments, most notably due to its irreversible inhibition of the HER2 target enzyme.

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

We currently market NERLYNX in the United States using our direct specialty sales force consisting of approximately 35 sales specialists as of December 31, 2024. Our sales specialists are supported by an experienced sales leadership team consisting of regional managers and directors, as well as a commercial team of experienced professionals in marketing, access and reimbursement, managed markets, marketing research, commercial operations and sales force planning and management. Outside the United States, we have entered into exclusive sub-license agreements with third parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. As of December 31, 2024, NERLYNX has received approval for the treatment of certain patients with extended adjuvant and/or metastatic HER2-positive breast cancer in more than 40 countries outside the United States, including the European Union (“EU”), China, Latin America, Australia, Canada, and Hong Kong. We are currently a party to several sub-licenses in various regions outside the United States, including Europe (excluding Russia and Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, and various countries and territories in Central America, South America, Africa and the Middle East.

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

•	Advance the development of alisertib. We intend to pursue the development of alisertib in hormone receptor positive breast cancer, as well as small cell lung cancer based on the prior clinical data that has been generated. We also plan to evaluate alisertib in biomarker focused populations where it has shown a higher degree of activity, such as patients with c-Myc amplification and RB1 loss/RB1 mutations, as we believe that this may provide a point of differentiation from the other drugs being developed in the treatment of these diseases.

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

Currently, the only treatment approved by the FDA for the treatment of neoadjuvant (newly diagnosed) HER2-positive breast cancer is the combination of pertuzumab plus trastuzumab and taxane chemotherapy. The FDA-approved treatments for the adjuvant treatment of HER2-positive early stage breast cancer are the combination of trastuzumab and chemotherapy, the combination of pertuzumab plus trastuzumab and chemotherapy, or KADCYLA®, which is approved specifically in patients with HER2-positive early stage breast cancer with residual disease after neoadjuvant treatment. In addition, we are aware of numerous additional ongoing clinical trials involving other drug candidates used alone or in combination with existing drugs to treat patients with breast cancer. In addition, we are also aware of a Phase III trial in patients with high risk HER2-positive early stage breast cancer with residual disease after neoadjuvant treatment that is testing the combination of KADCYLA plus tucatinib versus KADCYLA alone (the CompassHER2 RD Trial), as well as a Phase III trial in patients with high risk HER2-positive early stage breast cancer with residual disease after neoadjuvant treatment that is testing fam-trastuzumab deruxtecan versus KADCYLA alone (the DESTINY-Breast05 Trial).

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

Five-Year ExteNET Data. In September 2017, we presented updated data from the ExteNET trial at the European Society of Medical Oncology (“ESMO”) 2017 Congress in Madrid, Spain. The data represented a predefined five-year invasive disease-free survival (“iDFS”) analysis as a follow-up to the primary two-year iDFS analysis of the Phase III ExteNET trial. The results of the trial demonstrated that after a median follow up of 5.2 years, treatment with neratinib resulted in a 27% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.73, p = 0.008). The five-year iDFS rate for the neratinib arm was 90.2% and the 5-year iDFS rate for the placebo arm was 87.7%. The secondary endpoint of the trial was invasive disease-free survival including ductal carcinoma in situ (“iDFS-DCIS”). The results of the trial demonstrated that treatment with neratinib resulted in a 29% reduction of risk of disease recurrence, including DCIS or death versus placebo (hazard ratio = 0.71, p = 0.004). The five-year iDFS-DCIS rate for the neratinib arm was 89.7% and the five-year iDFS-DCIS rate for the placebo arm was 86.8%.

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

In October 2020, we announced that efficacy results of neratinib in HER2-positive, hormone receptor positive, or HR+, early stage breast cancer, (“eBC”) from the Phase III ExteNET trial were published in Clinical Breast Cancer. The manuscript presented data focusing on HR+ patients who initiated treatment within a year of completing an adjuvant trastuzumab containing treatment (HR+ /< 1 yr) and subgroups of clinical interest including patients who did not achieve a pathological complete response (no pCR) after neoadjuvant treatment and therefore were at a high risk of disease recurrence (HR+/ <1 yr, no pCR). In the HR+ /< 1 yr patient population, the absolute 5-year invasive disease-free survival benefit versus placebo was 5.1% (HR=0.58, 95% CI 0.41–0.82) and absolute 8-year overall survival benefit was 2.1%. (HR=0.79, 95% CI 0.55–1.13). The 5-year cumulative incidence of central nervous system (“CNS”) metastases was 0.7% in the neratinib arm and 2.1% in the placebo arm.

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

Adoption of neratinib dose escalation at the initiation of treatment, particularly the 2-week DE schedule (“DE1”), most markedly reduced the incidence, severity, and duration of neratinib-associated grade 3 diarrhea in CONTROL compared to other treatment cohorts. Both DE strategies showed a lower incidence of grade 3 diarrhea (DE1 13%; DE2 27%) compared with that observed in the ExteNET trial (historical control: 39.8%). No grade 4 diarrhea was reported in any cohort. The median cumulative duration of grade 3 diarrhea ranged from 2 – 2.5 days across the CONTROL DE study cohorts for the entire 12-month treatment period (compared with 5.0 days for ExteNET). The proportion of patients discontinuing neratinib because of diarrhea was decreased in both DE cohorts (DE1 3%; DE2 6%) compared with ExteNET (17%). The adoption of neratinib DE + loperamide PRN during the first 2 weeks of treatment (DE1 cohort) was associated with the lowest rate of grade 3 diarrhea during the trial compared with all other anti-diarrheal strategies investigated in CONTROL. These final findings from the CONTROL study showed improved tolerability of neratinib with all diarrhea prophylaxis strategies and suggest that neratinib DE1 with loperamide PRN may allow patients to stay on treatment longer and receive the full benefit of neratinib therapy. This study is complete, and the results have been submitted to multiple global Health Authorities to support the addition of a dose escalation regimen to approved package inserts.

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

NALA. In February 2013, we reached agreement with the FDA under a Special Protocol Assessment (“SPA”) for our Phase III clinical trial (PUMA-NER-1301 or the NALA trial) of neratinib in patients with HER2-positive metastatic breast cancer who have failed two or more prior treatments (third-line disease). An SPA is a written agreement between the trial’s sponsor and the FDA regarding the design, endpoints, and planned statistical analysis of the Phase III trial with respect to the effectiveness of neratinib for the indication to be studied to support an NDA. The European Medicines Agency (“EMA”) also provided follow-on Scientific Advice (“SA”) consistent with that of the FDA regarding our Phase III trial design and endpoints used for such design to support the submission of a marketing authorization application (“MAA”) in the EU.

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

In June 2019, we announced that results from the Phase III NALA trial were presented at the ASCO 2019 Annual Meeting in Chicago. For the primary analysis of centrally confirmed PFS, treatment with neratinib plus capecitabine resulted in a statistically significant improvement in centrally confirmed PFS (hazard ratio=0.76, p=0.0059) compared to treatment with lapatinib plus capecitabine. Because the hazard ratio was found to not be constant over time (i.e., the proportional hazard assumption did not hold), the statistical analysis plan for the NALA trial prespecified that a restricted means survival analysis at 24 months would be performed. In this prespecified analysis, the mean PFS for the patients treated with neratinib plus capecitabine was 8.8 months and the mean PFS for the patients treated with lapatinib plus capecitabine was 6.6 months.

For the primary analyses of OS, neratinib plus capecitabine resulted in an improvement in OS that, although not statistically significant, trended numerically in favor of the neratinib plus capecitabine arm of the study (hazard ratio = 0.88, p=0.21). The median OS for the patients treated with neratinib plus capecitabine was 21.0 months and the median OS for the patients treated with lapatinib plus capecitabine was 18.7 months. In the prespecified restricted means analysis, the mean OS at 48 months for the patients treated with neratinib plus capecitabine was 24.0 months and the mean OS for the patients treated with lapatinib plus capecitabine was 22.2 months.

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

Neratinib was evaluated in a clinical trial with the Translational Breast Cancer Research Consortium, referred to as TBCRC 022. The purpose of the study was to determine how well neratinib worked in treating breast cancer that had spread to the brain. In this research study, the investigators looked to see how well neratinib worked to decrease the size of or stabilize breast cancer that had metastasized to the brain.

In June 2017, we presented interim data from TBCRC 022 at the ASCO 2017 Annual Meeting. The multicenter Phase II clinical trial enrolled patients with HER2-positive metastatic breast cancer who had brain metastases. The trial initially enrolled three cohorts of patients. Patients in the second cohort (n=5) represent patients who had brain metastases which were amenable to surgery and who were administered neratinib monotherapy prior to and after surgical resection. The third cohort (target enrollment=60) enrolled two sub-groups of patients (prior lapatinib-treated and no prior lapatinib) with progressive brain metastases who were administered neratinib in combination with the chemotherapy drug capecitabine. The oral presentation reflected only the patients in the third cohort of patients without prior lapatinib exposure (cohort 3A, n=37), who all had progressive brain metastases at the time of enrollment and who received the combination of capecitabine plus neratinib.

In cohort 3A, 30% of the patients had received prior craniotomy, 65% of the patients had received prior whole brain radiotherapy, and 35% had received prior stereotactic radiosurgery to the brain. No patients had received prior treatment with lapatinib.

The primary endpoint of the trial was CNS Objective Response Rate according to composite criteria that included volumetric brain MRI measurements, steroid use, neurological signs and symptoms, and Response Evaluation Criteria in Solid Tumors (“RECIST”) evaluation for non-CNS sites. The secondary endpoint of the trial was CNS response by Response Assessment in Neuro-Oncology-Brain Metastases (“RANO-BM”) criteria. The efficacy results from the trial showed that 49% of patients experienced a CNS Objective Response by the composite criteria. The results also showed that the CNS response rate using the RANO-BM criteria was 24%. The median time to CNS progression was 5.5 months and the median overall survival was 13.5 months, though 49% of patients remain alive and survival data are immature.

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

Updated results from an additional TBCRC 022 cohort were presented in December 2022 at the 2022 San Antonio Breast Cancer Symposium. This presentation outlined updates from three sub-cohorts of cohort 4: 4A – patients with previously untreated Breast Cancer Brain Metastases (“BCBM”); 4B – patients with BCBM progressing after prior local CNS-directed therapy without prior T-DM1 exposure; and 4C – patients with BCBM progressing after prior local CNS-directed therapy with previous T-DM1 exposure. Patients with measurable HER2-positive BCBM received neratinib 160 mg orally once daily plus T-DM1 3.6 mg/kg intravenously every 21 days in the three parallel-enrolling cohorts. Diarrhea prophylaxis with colestipol and loperamide was required during cycle 1. All enrolled patients underwent a brain MRI plus CT scan of the chest/abdomen/pelvis every six weeks for 18 weeks, followed by every nine weeks thereafter.

The primary endpoint, Response Assessment in Neuro-Oncology-Brain Metastases (“RANO-BM”), was evaluated in each cohort separately. The efficacy results from the trial showed that CNS Objective Response Rate by RANO-BM was 33.3% of patients in cohort 4A, 29.4% in cohort 4B, and 28.6% in cohort 4C. Rates of response + stable disease greater than or equal to six months were 50% in cohort 4A, 35.3% in cohort 4B, and 33.3% in cohort 4C.

Intracranial activity was observed for the combination of neratinib plus T-DM1 in all three cohorts, including in patients with prior T-DM1 exposure, suggesting a reversal of resistance to T-DM1. Overall, the most frequently observed adverse event was diarrhea, grade 2 (32%) and grade 3 (23%).

In April 2018, we announced that NERLYNX has been included as a recommended treatment option in the latest NCCN Clinical Practice Guidelines in Oncology Central Nervous System Cancers for patients with breast cancer and brain metastases. The NCCN designated NERLYNX in combination with capecitabine as a category 2A treatment option and NERLYNX in combination with paclitaxel as a category 2B treatment option. Use of NERLYNX for breast cancer patients with brain metastases is outside the FDA-approved indication for NERLYNX and considered investigational, and we do not market or promote NERLYNX for these uses.

Neratinib—Other Potential Applications

While we believe neratinib has potential applications in other diseases, such as HER2-mutated solid tumors, as well as EGFR exon 18-mutated non-small cell lung cancer, we are not currently pursuing additional development in these indications at this time.

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

NERLYNX monotherapy is also included in the body of the NCCN Practice Guidelines for Cervical Cancer for use as a second-line or subsequent therapy for patients with recurrent or metastatic cervical cancer and a mutation in the HER2 gene. NERLYNX is included in CERV-F under the heading Useful in Certain Circumstances and designated as a category 2A treatment option. Use of NERLYNX in cervical cancer patients is outside the FDA-approved indication for NERLYNX and considered investigational, and we may not market or promote NERLYNX for these uses.

Neratinib is also being investigated in an ongoing Phase 1 trial (NCT05372614) that is sponsored by the National Cancer Institute to evaluate the combination of neratinib and fam-trastuzumab deruxtecan (Enhertu) in patients with metastatic solid tumors. The Phase 1 trial includes patients with metastatic solid tumors harboring HER2-overexpression (immunohistochemistry 3+), ERBB2 amplifications, or activating HER2 mutations. The primary objectives are to assess safety and tolerability of the combination, and the secondary objectives include evaluating pharmacokinetics, preliminary efficacy, and potential biomarkers of response.

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

We intend to pursue the development of alisertib in hormone receptor positive. HER2-negative, breast cancer as well as small cell lung cancer based on the prior clinical data that has been generated. We also plan to evaluate alisertib in biomarker focused populations where it has shown a higher degree of activity, such as patients with c-Myc amplification and RB1 loss/RB1 mutations, as we believe that this may provide a point of differentiation from the other drugs being developed in the treatment of these diseases. During 2023, we met with the FDA to discuss our alisertib clinical development plan in both proposed indications and discussed potential dosing schedules for alisertib. Following comments from the FDA on the proposed clinical development plans, we initiated clinical trials for both small cell lung cancer and breast cancer in 2024 and are currently enrolling.

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

For the patients in the trial who were found to be positive for c-Myc expression by immunohistochemistry the hazard ratio in the trial was 0.29 with a median PFS for the paclitaxel plus alisertib arm of 4.64 months and a median PFS for the placebo plus paclitaxel arm of 2.27 months. The trial also incorporated an analysis of patients with alterations in cell cycle genes including cyclin-dependent kinase 6 gene (CDK6), retinoblastoma-like 1 gene (RBL1), retinoblastoma-like 2 gene (RBL2), and retinoblastoma 1 gene (RB1). Of note RB1 mutations were the most frequent mutation with approximately 60% of the patients having RB1 mutations while CDK6, RBL1 and RBL2 mutations were found with very low frequency. For patients with cell cycles mutations (RB1, CDK6, RBL1 and RBL2), the PFS in the paclitaxel plus alisertib arm was 3.68 months while the placebo plus paclitaxel arm was 1.8 months and the hazard ratio was 0.395 with a p value of 0.003. The overall survival in this subgroup of patients was 7.2 months for the alisertib arm and 4.47 months for the placebo arm with a hazard ratio of 0.427 and a p value of 0.00085.

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

In August 2023, we announced that we had been notified by the FDA that we can proceed under our Investigational New Drug application (“IND”) with the clinical development of alisertib monotherapy for the treatment of patients with extensive stage small cell lung cancer. Our Phase II trial ALISertib in CAncer (ALISCA™-Lung1) Phase II trial (PUMA-ALI-4201)) will enroll up to 60 patients with extensive stage small cell lung cancer who have progressed after first-line platinum-based chemotherapy and immunotherapy. Patients must provide tissue-based biopsies so that biomarkers can be analyzed. Alisertib will be dosed at 50 mg BID on days 1-7 of every 21-day cycle. In February 2024 we announced that we initiated the Phase II ALISCATM-Lung1 trial. This study is ongoing and actively recruiting.

The primary endpoint of the trial is objective response rate with secondary endpoints of duration of response, disease control rate, PFS and overall survival. We will look at each of these endpoints within selected pre-specified biomarker subgroups to assess whether there is enhanced efficacy in any biomarker subgroup. We will perform a biomarker analysis of the ALI-4201 trial in parallel with the execution of the clinical trial. We plan to perform an initial interim analysis for the evaluation of the biomarkers as well as an evaluation of the efficacy. Based upon the outcomes of the study, we anticipate meeting with the FDA to explore the potential for an accelerated approval pathway for alisertib in small cell lung cancer.

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

The combination of paclitaxel plus alisertib resulted in a statistically significant improvement in PFS with a hazard ratio of 0.56 and a p value of 0.005. The median PFS in the paclitaxel plus alisertib arm was 10.2 months and the median PFS in the paclitaxel alone arm was 7.1 months. Treatment with paclitaxel plus alisertib resulted in a numerically higher but not statistically significant improvement in overall survival where the median OS for the paclitaxel plus alisertib arm was 26.3 months versus 25.1 months for the single agent paclitaxel arm of the trial which resulted in a hazard ratio of 0.89 and a p value of 0.61.

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

In the cohort of patients with triple negative breast cancer, the combination of paclitaxel plus alisertib resulted in an improvement in PFS with a hazard ratio of 0.35 and a p value of 0.022. The median PFS in the paclitaxel plus alisertib arm was 9.6 months and the median PFS in the paclitaxel plus placebo arm was 5.7 months. Treatment with paclitaxel plus alisertib resulted in a higher but not statistically significant improvement in overall survival where the median OS for the paclitaxel plus alisertib arm was 16 months versus 12.7 months for the paclitaxel alone arm of the trial which resulted in a hazard ratio of 0.51 and a p value of 0.09.

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

Increased MYC RNA expression was observed in tumors from patients who did not derive clinical benefit from paclitaxel alone (defined as PFS less than six months) compared to those with benefit from paclitaxel alone (defined as PFS greater than or equal to six months). Increased MYC RNA expression was not observed in patients who did not appear to benefit from alisertib plus paclitaxel. Elevated expression of genes involved in MYC activation and in unfolded protein response (a pro- survival mechanism) were enriched in alisertib plus paclitaxel responders compared to paclitaxel responders and were associated with poor response to paclitaxel alone. In 12 patients with exceptional response to alisertib plus paclitaxel (defined as PFS greater than or equal to 12 months), increased expression of genes involved in MYC activation and in epithelial to mesenchymal transition (a hallmark of cancer progression and metastasis) was observed in comparison to cancers from patients whose disease progressed within six months of initiating alisertib + paclitaxel (n=11) or those with exceptional response to paclitaxel alone (n=4).

Development plan. In the United States the incidence of hormone receptor positive HER2-negative breast cancer is 40,000 patients per year with 29,700 deaths per year. There are two biomarkers of interest that we intend to study with alisertib, c-Myc amplifications and RB1 mutations/deletions. According to biomarker analyses from clinical trials, approximately 50% of hormone receptor positive breast cancer tumors may have c-Myc amplifications and approximately 2-9% of hormone receptor positive HER2-negative breast cancer samples have RB1 mutations detected at the time of resistance to CDK 4/6 inhibitors.

Based on our interactions with the FDA, we initiated a Phase II trial of alisertib in combination with endocrine treatment (consisting of either anastrozole, exemestane, letrozole, fulvestrant or tamoxifen) in patients with chemotherapy-naïve HER2-negative, hormone receptor-positive metastatic breast cancer (ALISCA™-Breast1). Patients must have been previously treated with CDK 4/6 inhibitors and received at least two prior lines of endocrine therapy in the recurrent or metastatic setting to be eligible for the trial. In November 2024, we announced that we initiated the Phase II ALISCATM-Breast1 trial, and the study is actively enrolling patients.

The ALISCATM-Breast1 trial is designed to dose patients with alisertib given at either 30 mg, 40 mg or 50 mg twice daily (BID) on days 1-3, 8-10 and 15-17 on a 28-day cycle in combination with the endocrine therapy of the investigator’s choice. Patients must not have been previously treated with the endocrine treatment that will be given in combination with alisertib in the trial. Each dose level is expected to enroll up to 50 patients. Patients must provide blood samples and tissue-based biopsies so that biomarkers can be evaluated. The primary objective is to determine the optimal alisertib dose level administered in combination with selected endocrine therapy to be used in future studies. The primary efficacy end points include objective response rate, duration of response, disease control rate and PFS. As a secondary objective, we will evaluate each of these efficacy endpoints within biomarker subgroups in order to determine whether any biomarker subgroup correlates with more favorable efficacy results, such as through observed in preclinical and clinical studies in other cancers including breast cancer and small cell lung cancer. Pending the outcome of this study, we may then look to focus the future clinical development of alisertib in combination with endocrine therapy for patients with HER2-negative hormone receptor-positive breast cancer in patients with any potential biomarkers.

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

Clinical Testing of Our Drug Candidates

Any drug candidates we seek to develop will require extensive pre-clinical and clinical testing to determine its safety and efficacy in the potential applications before seeking and obtaining regulatory approval. This process is expensive and time consuming. In completing these trials, we are dependent upon third-party consultants, consisting mainly of investigators and collaborators, who will conduct such trials.

We and our third-party consultants conduct pre-clinical testing in accordance with Good Laboratory Practices (“GLP”) and clinical testing in accordance with Good Clinical Practice standards (“GCP”), which are international ethical and scientific quality standards utilized for pre-clinical and clinical testing, respectively. GCP is the standard for the design, conduct, performance, monitoring, auditing, recording, analysis and reporting of clinical trials and the FDA requires compliance with GCP regulations in the conduct of clinical trials. Additionally, our pre-clinical and clinical testing completed in the EU is conducted in accordance with applicable EU standards, such as the EU Clinical Trials Regulation (Regulation (EU) No 536/2014 of April 16, 2014), and applicable national laws of the 27 EU member states.

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

Competition

The development and commercialization of new products to treat cancer is highly competitive. Significant financial resources are invested in research, development and commercialization of new cancer products. We have faced and will likely continue to face considerable competition from major pharmaceutical, biotechnology and specialty cancer companies. Our competitors include, but are not limited to, Genentech, Novartis, Roche, Boehringer Ingelheim, Lilly, Amgen, Daiichi Sankyo, Jazz and Seagen. Amgen, Daiichi Sankyo and Jazz are developing their drugs for the treatment of small cell lung cancer. All of the other competitors are developing their drugs for the treatment of early stage and/or metastatic HER2-positive breast cancer and/or for cancers that have a HER2 mutation. We are aware of the DESTINY-Breast11 neoadjuvant trial and DESTINY-Breast05 adjuvant trial of trastuzumab deruxtecan in early stage HER2-positive breast cancer, as well as the CompassHER2 RD trial of tucatinib in early stage HER2-positive breast cancer. In addition, we are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of cancer.

We are a small biotechnology company with a limited history of sales, marketing, operations and commercial manufacturing. Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and enrolling subjects for our clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Sales and Marketing

United States

We currently have an oncology sales force in the United States comprised of approximately 35 sales specialists, three clinical nurse educators, two strategic account managers and one national account director who are focused on promoting NERLYNX to oncologists and the oncology care team. This sales force is supported by an experienced leadership team consisting of six regional business leaders and a VP of sales. In addition, the broader commercial team is comprised of experienced professionals in marketing, training, sales operations, global product strategy as well as access and reimbursement. Our commercial infrastructure includes capabilities in manufacturing, regulatory, quality control, and compliance. It is also supported from a clinical and cancer landscape perspective by our medical affairs group.

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

We believe that the key commercial priorities for NERLYNX include:

•

Educating healthcare providers about the evolving clinical data for NERLYNX and its ability to reduce the risk of recurrence in the extended adjuvant setting for patients battling HER2-positive breast cancer;

•	Educating HER2-positive breast cancer patients about the risks of recurrence and empowering them to ask their MDs if NERLYNX is an appropriate option for them;

•	Removing access barriers by ensuring broad insurance coverage; and

•	Providing patients with appropriate co-pay support as well as tools and resources to better maintain persistency and compliance.

In the United States, we sell our products through a specialty pharmacy network and special distributor network. The specialty pharmacy network sells directly to patients and consists of Acaria Health, Accredo, CVS, ONCO 360, Optum and Biologics. Our specialty distributor network sells to hospitals, physician practices and other sites of care and consists of McKesson, ASD/Oncology Supply, Cardinal Health and DMS Pharmaceutical Group.

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

Extended adjuvant		Metastatic
United States	July 2017	United States	February 2020
European Union	August 2018	Argentina	January 2021
Australia	March 2019	Peru	March 2021
Canada	July 2019	Chile	May 2021
Argentina	August 2019	Canada	June 2021
Hong Kong	October 2019	Taiwan	October 2021
Singapore	November 2019	Israel	July 2022
Switzerland	March 2020	Ecuador	August 2022
Brunei	April 2020	Singapore	September 2022
China	April 2020	Colombia	March 2023
Chile	April 2020	Malaysia	September 2023
New Zealand	June 2020	Mexico	October 2023
Taiwan	June 2020	Brazil	May 2024
Ecuador	July 2020	Thailand	December 2024
Malaysia	July 2020
Peru	March 2021
Macau	August 2021
South Korea	October 2021
Brazil	December 2021
Mexico	January 2022
Philippines	June 2022
Israel	July 2022
South Africa	January 2023
Morocco	February 2023
UAE	September 2023
Syria	January 2024
Saudi Arabia	July 2024
Algeria	July 2024
Turkey	November 2024
Thailand	December 2024

We currently have sub-licenses in each of these regions with third parties that are commercializing NERLYNX in their respective geography.

Intellectual Property and License Agreements

Neratinib Patent Portfolio

We hold a worldwide exclusive license under our license agreement with Pfizer, as amended (the “Pfizer Agreement”) to 21 granted U.S. patents and three pending U.S. patent applications, as well as foreign counterparts thereof, and other patent applications and patents claiming priority therefrom to develop and commercialize certain compounds, including neratinib.

In the United States, we have a license to an issued patent, which is set to expire in 2030, for the composition of matter of neratinib, our lead compound. We also have a license to an issued U.S. patent for the use of neratinib in the treatment of breast cancer, which is currently set to expire on October 8, 2025, an issued patent for the use of neratinib in the extended adjuvant treatment of early stage HER2-positive breast cancer that has previously been treated with a trastuzumab containing regimen that expires in 2030, two issued patents for the use of neratinib in combination with capecitabine, the latter of which is set to expire in 2031, and two issued patents for the formulation of NERLYNX® that are set to expire in 2030, two issued patents for the polymorphic forms of neratinib which are set to expire in 2028, one issued patent for the preparation of the polymorphic forms of neratinib which is set to expire in 2028, and three issued patents for the use of the polymorphic forms of neratinib in the treatment of breast cancer which are set to expire in 2028. In jurisdictions which permit such, we will seek patent term extensions where possible for certain of our patents (discussed further below, including in “Government Regulation”). We plan to pursue additional patents in and outside the United States, based on our existing neratinib patent portfolio, that covers neratinib composition, formulations, and combinations and uses thereof, and additional therapeutic uses of neratinib. In addition, we will pursue patent protection for any new discoveries or inventions made in the course of our development of neratinib.

In the United States, marketing approval for neratinib was obtained on July 17, 2017, which provided five years of regulatory exclusivity. Marketing approval in the United States for neratinib in combination with capecitabine was obtained on February 25, 2020, which provided three years of regulatory exclusivity. Requests for patent term extension under the Hatch-Waxman Act have been filed for two patents in the United States: U.S. Patent No. 7,399,865 and U.S. Patent No. 9,211,291. We elected to apply patent term extension to U.S. Patent No. 7,399,865. The U.S. Patent and Trademark Office (“USPTO”) has determined that U.S. Patent No. 7,399,865 is eligible for five years of patent term extension. U.S. Patent No. 7,399,865 Patent Term Extension (PTE) Certificate was issued on November 19, 2021. U.S. Patent No. 7,399,865 will expire December 29, 2030. See “Government Regulation” below. If we obtain marketing approval in the United States for new uses or combination therapies for neratinib, we may be eligible for additional periods of regulatory exclusivity, such as three-year market exclusivity covering the new use. If we obtain market approval for neratinib or other drug candidates or in certain jurisdictions outside the United States, we may be eligible for regulatory protection, such as eight to eleven years of data and marketing exclusivity potentially available for new drugs in the EU; up to five years of patent extension potentially available in Europe (Supplemental Protection Certificate), and eight years of data exclusivity potentially available in Japan. In Europe, marketing approval for neratinib was obtained on August 31, 2018, which provided 10 years of regulatory exclusivity. Between 2019 and 2024, marketing approval for neratinib was obtained in Argentina, Brazil, Brunei, Canada, Chile, China, Ecuador, Hong Kong, Israel, Malaysia, Mexico, Singapore, Taiwan, Brazil and Thailand. Where available and eligible, regulatory or data exclusivity has been obtained, or is currently being pursued in these jurisdictions outside the United States and Europe. Patent term extension or supplemental protection certificate are being, or will be, pursued in jurisdictions where available and eligible, including Chile, Europe and Taiwan. We are pursuing patent term extension in the form of patent term adjustment (PTA), in market approved jurisdictions where PTA is available. Where PTA requests require proceedings in a court setting, there is no guarantee that such PTA requests will be granted. Current market approved jurisdictions where patent term extensions or supplemental protection certificates are not available, not eligible, or not pursued, include Argentina, Brunei, Canada, China, Ecuador, Hong Kong, Israel, Malaysia and Singapore. There can be no assurance that we will qualify for any such regulatory exclusivity, or that any such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies. See “Government Regulation” below.

On November 28, 2011, a Boehringer Ingelheim entity filed an opposition to European Patent No. EP1848414, which was licensed from Pfizer in 2011, and which included specific claims to a pharmaceutical composition for use in treating cancer in a subject with a cancer having a mutation in epidermal growth factor receptor with a T790M mutation. Oral proceedings were held before the Opposition Division of the European Patent Office in Munich, Germany on February 4, 2014. The decision of the Opposition Division was to uphold the granted claims of the European patent that relate to the T790M mutation without any modification. This included specific claims to a pharmaceutical composition comprising an irreversible epidermal growth factor receptor inhibitor for use in treating cancer in a subject having a T790M mutation and claims for the pharmaceutical composition for use in the treatment of numerous cancers, including lung cancer and non-small cell lung cancer. Both parties appealed this decision. The opposition was rejected as inadmissible by the Board of Appeal of the European Patent Office on December 1, 2020, and the EP1848414 patent was upheld as originally granted. We have filed Supplemental Protection Certificate applications in the countries the EP1848414 patent was validated. Of these Supplemental Protection Certificate applications, seven have been granted, one is undergoing appeal proceedings, six have been abandoned, five proceedings have been stayed, and the remaining six are in active prosecution.

An Opposition was filed by Hexal AG (“Hexal”) on August 3, 2016 against European Patent No. EP2416774 which was licensed from Pfizer in 2011, and which claims neratinib for use in a method for treating HER-2/neu overexpressed/amplified cancer and improving IDFS, wherein the method comprises delivering neratinib therapy to HER-2/neu overexpressed/amplified cancer patients following the completion of at least one year of trastuzumab adjuvant therapy, and wherein the neratinib therapy comprises treating the cancer patients with neratinib for at least twelve months. An oral hearing was held December 8, 2017, wherein the patent was maintained as granted. Following an appeal filed by Hexal, the Board of Appeal of the European Patent Office rejected the claims as granted and all pending auxiliary requests during the oral hearing of September 2, 2021. Before issuance of a decision, we withdrew approval of the text in which the patent was granted and all pending auxiliary requests, thereby revoking the patent and concluding the appeal. One European divisional application, namely EP15188350.1, was granted with the European patent number EP3000467 on March 1, 2023. Oppositions against EP3000467 were filed by Hexal AG (“Hexal”) on November 3, 2023, by Alfred E. Tiefenbacher (GmbH & Co. KG) on November 28, 2023 and by Generics (UK) Limited (“Generics”) on December 1, 2023. EP3000467 is used as the basic patent for Supplementary Protection Certificate applications for the EMA-approved NERLYNX® product, 17 of which have been granted, three proceedings have been stayed, and eleven are in active prosecution. The patentee response to the notice of opposition was filed on April 15, 2024, following which, all three opponents filed additional arguments in reply to the patentee’s submission. On February 6, 2025, we filed our response to the summons to attend oral proceedings. Oral proceedings are currently scheduled for April 9, 2025. One European divisional application is pending in the same family, namely EP 23157078.8. A response to the European Search Opinion (ESO) for this application was filed February 14, 2024.

On October 6, 2017, Hexal also filed an Opposition against European Patent No. EP2326329 which was licensed from Pfizer in 2011, and which claims a combination of neratinib and pharmaceutically acceptable salts thereof with capecitabine for use in a method of treating an Erb-2 positive metastatic breast cancer. An oral hearing was held on February 13, 2019, wherein the patent was maintained as granted. Hexal then appealed, the Board of Appeal of the European Patent Office rejected the claims as granted and the pending auxiliary request during the oral hearing of November 16, 2022. Before issuance of a decision, we withdrew approval of the text in which the patent was granted and the pending auxiliary request, thereby revoking the patent and concluding the appeal. A divisional application, EP16203986.1 was granted with the patent number EP3175853 on November 1, 2023. This patent was also opposed by Sandoz AG on July 2, 2024. The patentee’s response was filed on December 12, 2024. On December 19, 2024, Sandoz AG requested the opposition division to delay issuance of their preliminary opinion by two months since they intend to respond to the patentee’s submission. A divisional application, EP23206402.2, remains pending in this family. Substantive examination has commenced and a response to the European Search Opinion (ESO) is due by May 20, 2025.

On May 21, 2020, Dr. Richard Cooke at the firm Elkington and Fife LLP filed an Opposition against European Patent No. EP2498756, which was licensed from Pfizer in 2011, and which claims, inter alia, tablet formulations of neratinib maleate comprising intragranular and extragranular components. An oral hearing was held on April 6, 2022, wherein the patent has been maintained in amended form. The Interlocutory Decision of the Opposition Division was issued on July 25, 2022. Hexal, has not appealed the decision within the prescribed time and the Interlocutory Decision became final. A divisional application for EP19154710.8 has been granted as EP3566697, and EP22169771.7 has received a decision to grant, taking effect on March 5, 2025.

An Opposition was filed by Generics on September 3, 2015 against European Patent No. EP2656844, which was licensed from Pfizer in 2011, and which claims, inter alia, a pharmaceutical pack containing 50 to 300 mg of neratinib and pharmaceutically acceptable salts thereof and vinorelbine for use in a method of treating a neoplasm. An oral hearing was held July 3, 2017, wherein the patent was maintained as granted. Generics then appealed. The appeal was dismissed by the Board of Appeal of the European Patent Office on August 11, 2020, and the EP2656844 patent was upheld as originally granted.

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

Alisertib Patent Portfolio

We hold a worldwide exclusive license under our license agreement with Takeda (the “Takeda Agreement”), to 22 granted U.S. patents and five pending U.S. patent applications, as well as foreign counterparts thereof, and other patent applications and patents claiming priority thereof for a total of approximately 368 foreign patents and patent applications to develop and commercialize alisertib.

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

In-License Agreements

Pfizer License Agreement

We license the worldwide exclusive rights for the development, manufacture and commercialization of neratinib (oral), neratinib (intravenous), PB357, and certain related compounds from Pfizer. Under the Pfizer Agreement, Pfizer was obligated to transfer to us certain information, records, regulatory filings, materials and inventory controlled by Pfizer and relating to or useful for developing these compounds and to continue to conduct certain ongoing clinical studies until a certain time. After that time, we were obligated to continue such studies pursuant to an approved development plan, including after the license agreement terminates for reasons unrelated to Pfizer’s breach of the license agreement, subject to certain specified exceptions. We were also obligated to commence a new clinical trial for a product containing one of these compounds within a specified period of time and use commercially reasonable efforts to complete such trial and achieve certain milestones as provided in a development plan. If certain of our out-of-pocket costs in completing such studies exceeded a mutually agreed amount, Pfizer was obligated to pay for certain additional out-of-pocket costs to complete such studies. We must use commercially reasonable efforts to develop and commercialize products containing these compounds in specified major-market countries and other countries in which we believe it is commercially reasonable to develop and commercialize such products. In July 2021, we entered into a confirmatory agreement with Pfizer and Wyeth LLC (“Wyeth”), confirming that the rights granted to us by Pfizer under the Pfizer Agreement included Wyeth's rights in neratinib (oral), neratinib (intravenous), PB357, and certain related compounds.

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

Takeda License Agreement

In September 2022, we entered an exclusive license agreement with Takeda to license from Takeda the worldwide right to research, develop, commercialize and otherwise exploit alisertib, also referred to as MLN-8237, a selective, small-molecule, orally administered inhibitor of Aurora Kinase A. Under the terms of the Takeda Agreement, we assumed sole responsibility for the global development and commercialization of alisertib. We paid Takeda an upfront license fee of $7.0 million in October 2022 and Takeda is eligible to receive potential future milestone payments of up to $287.3 million upon our achievement of certain regulatory and commercial milestones during the term of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib.

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

Specialised Therapeutics Agreement

On November 20, 2017, we entered into a sub-license agreement (the “Specialised Therapeutics Agreement”) with Specialised Therapeutics Asia Pte Ltd. (“STA”). Pursuant to the Specialised Therapeutics Agreement, we granted to STA, under certain of our intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license to commercialize any pharmaceutical product containing neratinib in finished form for the extended adjuvant treatment of patients with early stage HER2-positive breast cancer and HER2-positive metastatic breast cancer in Australia, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, New Zealand, Papua New Guinea, Philippines, Singapore, Thailand, Timor-Leste and Vietnam, or the STA Territory.

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

Pint Agreement

On March 30, 2018, we entered into a sub-license agreement (the “Pint Agreement”), with Pint Pharma International SA (“Pint”). Pursuant to the Pint Agreement, we granted to Pint, under certain of our intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license to develop and commercialize any product containing neratinib and certain related compounds in Belize, Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua, Panama, Argentina, Bolivia, Brazil, Chile, Colombia, Ecuador, Guyana, Paraguay, Peru, Suriname, Uruguay, Venezuela, French Guiana, the Falkland Islands and Mexico (the “Pint Territory”).

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

Bixink Agreement

During the second quarter of 2020, we entered into a sub-license agreement (the “Bixink Agreement”) with Bixink Therapeutics Co., Ltd. (“Bixink”). The Bixink Agreement granted intellectual property rights and set forth the respective obligations with respect to development, commercialization and supply of NERLYNX in South Korea (the “Bixink Territory”). The Bixink Agreement includes potential milestone payments due to us upon successful completion of certain performance obligations, such as achieving regulatory approvals. In addition, we are entitled to receive double-digit royalties on sales of licensed products, calculated as a percentage of net sales of licensed products throughout the Bixink Territory.

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

Assuming successful completion of the required clinical testing, the results of pre-clinical studies and of clinical trials, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. An NDA must be accompanied by a significant user fee, which may be waived in circumstances, such as where the drug is approved for an orphan-designated indication, or for the first NDA submitted by a qualifying small business.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to a filing review before the FDA accepts it for filing and substantive review. Once filed, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act (“PDUFA”) guidelines that are currently in effect, the FDA has a goal of 10 months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted.

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

For example, fast track designation is designed to facilitate the development and expedite the review of drugs designed to treat serious or life-threatening diseases or conditions and which demonstrate the potential to address an unmet medical need for such diseases or conditions. Fast track designation applies to the combination of the drug candidate and the specific indication for which it is being studied. The sponsor of a fast track drug candidate has opportunities for more frequent interactions with the FDA review team during development. With regard to a fast track-designated drug candidate, the FDA may also consider for review sections of the NDA on a rolling basis before the complete application is submitted if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

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

Any drug candidate submitted to the FDA for approval, including a product with a fast track designation or breakthrough therapy designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review. An NDA is eligible for priority review if the drug candidate is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available products. The FDA will attempt to direct additional resources to the evaluation of an application for a drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to 10 months for review of new molecular entity NDAs under its current PDUFA review goals.

Depending on the design of the applicable clinical studies, drug candidates intended for serious or life threatening conditions may also be eligible for accelerated approval upon a determination that the drug candidate has an effect on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome, or an effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials to verify or characterize the anticipated effect on irreversible morbidity or mortality or other clinical benefit and may require that such confirmatory trials be well underway prior to granting any accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required clinical trials in a timely manner, or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval.

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

Marketing exclusivity

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

Foreign Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing, among other things, clinical trials, marketing authorization (“MA”), commercial sales and distribution of our products. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulation.

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

The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with GMP. Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our drug candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal drug candidates can only be placed on the market after obtaining a MA. To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit an MAA. The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

•

“Centralized MAs” – are issued by the European Commission (“EC”) through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, and are valid throughout the EU. The centralized procedure is mandatory for certain types of products, such as (i) medicinal products, derived from biotechnology processes, such as genetic engineering, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products (“ATMPs”) such as gene therapy, somatic cell therapy or tissue-engineered medicines, and (iv) medicinal products containing a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU or for drug candidates which constitute a significant therapeutic, scientific or technical innovation, or for which the granting of an MA would be in the interest of public health in the EU.

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

Under the centralized procedure, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days. In exceptional cases, the CHMP might perform an accelerated review of an MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the United States. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment, but this is not guaranteed. The benefits of a PRIME designation include the appointment of a CHMP rapporteur before submission of an MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

Data and Marketing Exclusivity

As in the United States, it may be possible in foreign countries to obtain a period of market and/or data exclusivity that would have the effect of postponing the entry into the marketplace of a competitor’s generic or biosimilar product.

For example, in the EU, new products authorized for marketing (“reference products”) generally receive eight years of data exclusivity and an additional two years of market exclusivity upon MA. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall 10-year market exclusivity period can be extended to a maximum of 11 years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

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

Orphan designation must be requested before submitting an MAA. An EU orphan designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of an MA, orphan medicinal products are entitled to 10 years of market exclusivity for the approved indication, which means that the competent authorities cannot accept another MAA, or grant an MA, or accept an application to extend an MA for a similar medicinal product for the same indication for a period of 10 years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan (“PIP”). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance (“QPPV”) who is responsible for the establishment and maintenance of that system, and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).

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

Brexit and the Regulatory Framework in the United Kingdom

Following the end of the Brexit transition period on January 1, 2021, and the implementation of the Windsor Framework on January 1, 2025, the United Kingdom (“UK”) is not generally subject to EU laws in respect of medicines. The EU laws that have been transposed into United Kingdom law through secondary legislation remain applicable in the UK; however, new legislation such as the (EU) CTR is not applicable in Great Britain.

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

Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) is the UK’s standalone medicines and medical devices regulator. As a result of the Ireland/Northern Ireland protocol, different rules applied in Northern Ireland than in England, Wales, and Scotland, together, Great Britain (“GB”), which continued to follow the EU regulatory regime. However, on January 1, 2025, a new arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labelling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines.

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The MHRA published its consultation outcome on March 21, 2023, confirming that it would bring forward changes to the legislation. The resulting legislative amendments, which are yet to be published, will ultimately determine the extent to which the UK clinical trials framework aligns with or diverges from the (EU) CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 CTAs.

MAs in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder opted-out. Under the terms of the Windsor Framework, these MAs became valid for the whole of the UK from January 1, 2025. In order to use the centralized procedure to obtain an MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore, since Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures. Applications are governed by the Human Medicines Regulations (SI 2012/1916) and are made electronically through the MHRA Submissions Portal. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, a 150-day assessment (subject to clock-stops) and a rolling review procedure. In addition, since January 1, 2024, the MHRA may rely on the International Recognition Procedure, or IRP, when reviewing certain types of MAAs. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g., the regulatory authorities in Australia, Canada, Switzerland, Singapore, Japan, the United States. and the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update an MA in the UK or Great Britain. Applications should be decided within a maximum of 60 days if there are no major objections identified that cannot be resolved within such 60-day period and the approval from the trusted regulatory partner selected has been granted within the previous two years or if there are such major objections identified or such approval hasn’t been granted within the previous two years within 110 days. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals. In the UK, the initial duration of an MA is five years and following renewal will be valid for an unlimited period unless the MHRA decides on justified grounds relating to pharmacovigilance to proceed with only one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the market in the UK within three years shall ease to be in force.

There is no pre-MA orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in GB, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in GB.

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

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our future business. For example, the Patient Protection and Affordable Care Act (the “ACA”), enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers. Among other provisions, the ACA included an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form.

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

Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial 10 drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.

Under the IRA manufacturer discount program that replaced the coverage gap discount program as of January 1, 2025, manufacturers must give a 10 percent discount on Part D drugs in the initial coverage phase, and a 20 percent discount on Part D drugs in the so-called “catastrophic phase” (the phase after the patient incurs costs above the initial phase out-of-pocket threshold, which will be $2,000 beginning in 2025). The IRA allows the 10 and 20 percent discounts to be phased in over time for certain drugs for “specified manufacturers.” In April 2024, CMS informed us that we are deemed a specified small manufacturer and the discount will be phased in over several years and will increase over time. We are continuing to evaluate the potential impact of this status on our future revenues.

NERLYNX is reimbursed under Medicare Part D, and the reimbursement amount will be impacted by the 10 and 20 percent discounts under the IRA’s new discounting program (as noted above). We anticipate that these increased discounts will impact NERLYNX revenues over time, while also having an industry-wide impact on the patient out of pocket costs of Part D drugs. The impact on NERLYNX revenues could be offset because the IRA’s redesign of certain Part D components, some of which went into effect in 2024, resulted in an increase in the number of patients able to afford this therapy. The amount of the offset, if any, is inherently uncertain and difficult to predict.

The IRA manufacturer discount program also increases financial obligations of Part D prescription drug plans with respect to beneficiaries in the catastrophic coverage phase. This may incentivize Part D prescription drug plans to seek greater price concessions from us in order to include NERLYNX on their formularies.

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

In 2011, Directive 2011/24/EU was adopted at the EU level. This Directive establishes a voluntary network of national authorities or bodies responsible for HTA in the individual EU member states. The network facilitates and supports the exchange of scientific information concerning HTAs. Further to this, in December 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Government Price Reporting

Medicaid is a joint federal and state program for low-income and disabled beneficiaries. Medicare is a federal program covering individuals aged 65 and over as well as those with certain disabilities. As a condition of having federal funds being made available for covered outpatient drugs under Medicaid and Medicare Part B, we have enrolled in the Medicaid Drug Rebate Program (“MDRP”), which requires us to pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by a state Medicaid program. Medicaid rebates are based on pricing data that we must report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price (“AMP”) for each drug and, in the case of our innovator products, the best price (“BP”). If we become aware that our MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.

Federal law requires that a manufacturer that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program (the “340B program”) in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. We participate in the 340B program, which is administered by the Health Resources and Services Administration (“HRSA”) that requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B-eligible drugs. HRSA has also finalized a revised regulation implementing an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs.

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

Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with drug price transparency reporting requirements, including the untimely, inaccurate, or incomplete reporting of drug pricing information. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states.

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

Human Capital

Employees

As of December 31, 2024, our workforce consisted of 172 full-time employees. Throughout 2024, the size of our employee population was fairly consistent, but ending with lower headcount at the end of the year due to reorganization/efficiency efforts and employee attrition. Our employee population consists of a field-based commercial team, working from home offices and visiting customers across the country, employees aligned with our two offices in the United States - Los Angeles, California and South San Francisco, California – and the majority of non-field sales employees working remotely from home on a consistent basis. For our office-based employees, during the latter part of 2022, we adopted a virtual work environment, allowing functional management and employees to determine when working virtually is more efficient and productive, and when in-office collaboration is beneficial. We are an equal opportunity employer and believe strongly in hiring and maintaining a diverse, equitable, and inclusive workforce. This is reflected in our numbers with our total workforce being approximately 49% women and 37% ethnically diverse. The following table summarizes our workforce by location for the years ended December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Los Angeles	58	60
South San Francisco	26	28
Field & Remote	88	97
	172	185

We believe that the safety and health of our employees and their families are essential to our business. Our culture is driven by a desire to do what is right, and we strive to support the well-being of our employees. Our financial, health and wellness benefits are designed to assist employees with financial planning, preventative health care, and support when unexpected circumstances arise.

We continue to support employee wellbeing, work flexibility, and work efficiency by offering the following:

•	a robust offering of benefit options;

•	periodic reminders of our benefit options to our employees;

•	a Lifestyle Spending Account to support employee wellness and fitness activities;

•	programming, including hosting a company-wide “Wellness Week” and “Walking Challenges” to motivate employees to engage with each other for increased physical fitness opportunities;

•	ergonomic support in the form of training opportunities, 1:1 evaluations, and providing ergonomically compatible equipment when necessary; and

•	subsidies for mobile devices and internet access

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

Our total rewards package consists of competitive market-based salaries and cash target bonuses. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility with actual bonus payout based on performance.

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

Culture and Communication

How we conduct our business is just as important as what we do and achieve. Our core values are the principles that guide our company strategy and our individual actions. At all times we strive to distinguish ourselves as a respected biopharmaceutical company that is differentiated by top talent and innovative products to enhance cancer care.

All employees are responsible for upholding our core values, including to be patient-centric, to communicate, collaborate, innovate, and be respectful, as well as for adhering to our Code of Ethics. These values nurture an inclusive workforce striving for excellence that puts the well-being of our patients first. The majority of our employees have obtained advanced degrees in their professions, and we support their continued development with individualized development plans and objectives, mentoring, coaching, training and conference attendance. In addition, we offer an Educational Reimbursement Program to assist employees who want to further their educations.

Communication is critical in our ability to continuously enhance our company culture and create a more inclusive environment. We continue to publish a quarterly newsletter to share interesting and useful information through our involvement in cancer-related conferences and causes, such as Breast Cancer Awareness Month. We also introduce new employees to the organization in our Welcome to Puma section, and profile existing employees in our Get Connected section, where we share information about their roles, motivations to be with Puma, backgrounds, and interests. In addition, we include information about upcoming employee events and benefit opportunities, as well as previous events like employee team building and Wellness Week participation. We conduct town hall meetings to share information with employees about what is happening across the business, and often include guest speakers, such as Patient Ambassadors, to motivate and inform our employees. Lastly, the Human Resources function recently created an employee self-service portal to allow employees to find useful information quickly and easily without assistance.

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

Risks Related to our Financial Condition and Capital Requirements

While we have reported net income in the years ended December 31, 2024, 2023 and 2022, we cannot assure that we will continue to do so and may not be able to maintain profitability.

We have incurred significant cumulative operating losses since our inception. While we have reported net income in the years ended December 31, 2024, 2023 and 2022, we cannot assure that we will continue to do so and will need to continue to generate significant revenue to sustain operations and successfully commercialize neratinib and develop alisertib. As of December 31, 2024, we had an accumulated deficit of approximately $1,314.9 million, outstanding indebtedness of approximately $67.0 million and cash and cash equivalents and marketable securities of approximately $101.0 million.

We expect to continue to incur significant expenses and may incur net losses in the future. Since inception, we have devoted substantially all of our resources to identifying, acquiring and developing NERLYNX and to its commercialization in the indications for which it has received regulatory approval. In September 2022, we in-licensed the development and global commercialization rights to our drug candidate, alisertib. Biopharmaceutical development is a highly speculative undertaking and involves a substantial degree of risk. While we experienced profitability in 2024, 2023 and 2022, we may incur operating losses in the future as we continue our efforts to commercialize NERLYNX in existing indications and to develop neratinib for additional indications, and as we commence development efforts for alisertib and any other drug candidates we may acquire.

In 2017, the FDA approved NERLYNX for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. In February 2020, NERLYNX was also approved by the FDA in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens in the metastatic setting. In 2018, the EC granted a marketing authorization for NERLYNX in the EU for the extended adjuvant treatment of adult patients with early stage hormone receptor positive HER2-overexpressed/amplified breast cancer and who completed adjuvant trastuzumab-based therapy less than one year ago. We are also in the early stages of development for alisertib. The successful development and commercialization of any drug candidate will require us to perform a variety of functions, including:

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

•	maintain agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;

•	ensure that our entire supply chain efficiently and consistently delivers NERLYNX to our customers;

•	maintain broad levels of coverage and reimbursement for NERLYNX from commercial health plans and governmental health programs;

•	continue to provide co-pay assistance to help qualified patients with out-of-pocket costs associated with their NERLYNX prescription and/or other programs to ensure patient access to our products;

•	maintain acceptance of NERLYNX as safe and effective by patients and the medical community;

•	influence the nature and volume of publicity relative to our competitors’ products;

•	obtain regulatory approvals for additional indications for the use of neratinib; and

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

Our operations have consumed substantial amounts of cash since inception. As we continue to commercialize NERLYNX and as we pursue development of alisertib, our costs and expenses may increase in the future due to, among other things, the cost of a direct sales force and the cost of manufacturing. We will also continue to expend substantial amounts on research and development of our other drug candidates, including conducting clinical trials. Our future capital requirements will depend on many factors, including:

•	the costs and expenses of our United States sales and marketing infrastructure, and of manufacturing;

•	the degree of success we experience in commercializing NERLYNX;

•	the revenue generated by the sale of NERLYNX and any other products that may be approved;

•	the costs, timing and outcomes of clinical trials and regulatory reviews associated with developing neratinib for additional indications, alisertib and our other drug candidates;

•	the emergence of competing products;

•	the extent to which NERLYNX or any other drug candidates we develop are adopted by the physician community and patients;

•	the number and types of future drug candidates we develop and commercialize;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the costs of operating as a public company and compliance with existing and future regulations; and

•	the extent and scope of our general and administrative expenses.

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

We are party to a Note Purchase Agreement with Athyrium Opportunities IV Co-Invest 1 LP (“Athyrium”), providing for potential issuance by us of notes of up to $125.0 million, which mature on July 23, 2026. The terms of our Note Purchase Agreement place restrictions on our ability to operate our business and on our financial flexibility. As of December 31, 2024, the aggregate principal amount outstanding under the notes sold pursuant to the Note Purchase Agreement (collectively, the “Athyrium Notes”) was $66.7 million. The Athyrium Notes are secured by collateral which consists of our equity interests in our domestic and foreign subsidiary (including up to 100% of the issued and outstanding equity interests in our subsidiary directly owned by us or the guarantors of the Athyrium Notes) and substantially all of our property. In addition to voluntary prepayments, we may also be required to make mandatory prepayments under the Athyrium Notes in varying amounts within three (3) business days of the occurrence of certain events, including in the event that we receive proceeds from a voluntary or involuntary disposition and such proceeds are not reinvested in eligible assets within 180 days of the date of such disposition, or in the event that we receive extraordinary receipt cash proceeds and such proceeds are not reinvested in eligible assets within 180 days of the date of such extraordinary receipt. The Note Purchase Agreement includes affirmative and negative covenants applicable to us and our subsidiary. The affirmative covenants include, but are not limited to, requirements to (i) maintain our legal existence and take all reasonable actions to maintain our rights, privileges and authorizations (including renewal of permits or licenses) necessary to conduct our business and maintain our intellectual property, (ii) deliver certain financial statements, certificates and other information to Athyrium on a regular basis, (iii) maintain adequate insurance coverage with respect to the properties and business and (iv) cause all of our deposit accounts (other than certain “excluded accounts”) to be subject to Deposit Account Control Agreements. The negative covenants include, but are not limited to, restrictions on (i) creating or incurring certain liens on our property, assets or revenues, (ii) making certain investments or incurring additional indebtedness, (iii) engaging in certain business or strategic activities (including transactions with affiliates or insiders) and (iv) paying certain dividends, distributions or other restricted payments. Additionally, pursuant to the Note Purchase Agreement, we must maintain a minimum cash balance in our accounts subject to a deposit account control agreement and must achieve certain levels of product revenue for any four (4) consecutive fiscal quarter periods. These affirmative and negative covenants may make it difficult for us to operate our business. In addition, we cannot assure you that we will be able to achieve the minimum product revenue requirements or minimum cash balance requirements under the Note Purchase Agreement. Our failure to satisfy such requirements, or our direct or indirect breach of certain other covenants, could result in an event of default under the Athyrium Notes. The occurrence and continuation of an event of default could (i) cause interest to accrue at a rate per annum equal to the applicable interest rate under the Note Purchase Agreement plus two percent (2.00%) and (ii) cause accrued and unpaid interest on past due amounts (including interest thereon) to be due and payable in cash on demand. Additionally, upon the occurrence or continuation of an event of default, Athyrium, in its capacity as administrative agent, would have the right to exercise remedies against us, including declaring the unpaid principal amount under the Note (and interest thereon) immediately due and payable, and foreclosure against the property securing the Athyrium Notes (including our cash). Other events of default under the Note Purchase Agreement include, but are not limited to, (i) our failure to pay principal or interest due under the Note Purchase Agreement, (ii) our insolvency or related actions (including an assignment for the benefit of creditors), (iii) the existence of material adverse changes in our business or products, (iv) the occurrence of any default under certain other indebtedness in an amount greater than $750,000 or one or more judgments against us in an amount greater than $750,000 individually or in the aggregate that remains unsatisfied, unvacated or unstayed for a period of thirty (30) days after its entry and (v) the delisting of our shares of common stock from the Nasdaq Capital Market.

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

We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the development of alisertib. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We cannot predict with any certainty that any NDA or supplemental NDA (or similar foreign applications) to market alisertib or our other drug candidates will be approved by the FDA or foreign regulatory authorities. We are not permitted to market neratinib for other indications or alisertib or any of our other drug candidates in the United States until we receive approval of an NDA from the FDA or until we receive an MA from the EC in the EU, as applicable, for such indications, or, in any foreign countries, until requisite approval from such countries.

Approval of neratinib by the FDA or the EC for any particular indication does not ensure that another foreign jurisdiction will also approve neratinib for such indication, nor does it ensure that neratinib will be approved by the FDA or the EC for any other indications. Similarly, approval of alisertib by the FDA or the EC would not ensure that another jurisdiction will also approve alisertib. Obtaining approval of an NDA or foreign marketing application is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or a foreign regulator may delay, limit or deny approval of a drug candidate for many reasons, including:

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

In addition, FDA and foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not expected before early 2026. The revisions may however have a significant impact on the biopharmaceutical industry in the long term.

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

The FDA’s approval for NERLYNX and any regulatory approvals that we receive for alisertib or our other drug candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including clinical trials, and surveillance to monitor the safety and efficacy of the drug candidate. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and similar requirements and GCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s and foreign regulatory authorities' ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and foreign regulatory authorities' ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

Although NERLYNX has been approved by the FDA for two limited indications, alisertib and our other drug candidates are in development as well, all of which will require extensive clinical testing before we can submit any NDA or similar foreign entities for regulatory approval. We may face significant difficulties during our development of alisertib. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials for any of our drug candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The results of pre-clinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be successful.

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

•

third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCP, or other regulatory requirements;

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

In addition, the FDA’s and other foreign regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The CTR which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

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

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, former President Biden signed an omnibus appropriations bill to fund the U.S. government through fiscal year 2023. Included in the omnibus bill is the Food and Drug Omnibus Reform Act of 2022, which among other things, provided FDA statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

Prior to seeking accelerated approval for any of our drug candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA, or NDA supplement, for accelerated approval or any other form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval for our drug candidates, there can be no assurance that such application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our drug candidate would result in a longer time period to commercialization of such drug candidate, if any, could increase the cost of development of such drug candidate and could harm our competitive position in the marketplace.

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

NERLYNX was approved by the FDA in 2017. We had total revenue for NERLYNX of $230.5 million, $235.6 million and $228.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. We cannot assure you that the sales of NERLYNX will continue at these levels or grow. We may encounter delays or hurdles related to our sales efforts that affect amount of revenue generated and the timing of such revenue. There is no guarantee that the infrastructure, systems, processes, policies, personnel, relationships and materials we have built to commercialize NERLYNX in the United States will be sufficient for us to achieve success at the levels we expect.

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

The majority of our revenue comes from a limited number of customers. In 2024, four customers individually comprised approximately 28.4%, 18.8%, 14.1% and 12.3% respectively, of our total product revenue. We expect that revenue from a limited number of customers will continue to account for a large portion of our revenue in the future. The loss by us of any of these customers, or a material reduction in their purchases or their market pricing, could harm our business, results of operations, financial condition and prospects. In addition, if any of these customers were to fail to pay us in a timely manner, it could harm our cash flow.

Outside the United States we rely primarily on third-parties to pursue regulatory approval, if necessary, and to commercialize NERLYNX and they may not commit sufficient time or resources to marketing NERLYNX.

Outside the United States, we seek to enter into exclusive sub-license agreements with third parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. As of December 31, 2024, NERLYNX has received approval for the treatment of certain patients with extended adjuvant and/or metastatic HER2-positive breast cancer in more than 40 countries outside the United States, including the EU, Australia, Canada, and Hong Kong. We are currently party to several sub-licenses in various regions outside the United States, including Europe (excluding Russia and Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, and various countries and territories in Central America, South America, the Middle East and Africa. We depend on these third parties for a significant portion of our total revenue. Royalty revenue obtained pursuant to these sub-license agreements was 15%, 14% and 12% of total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. We have very little control over these third-parties and any of our existing or future licensees may fail to devote the necessary resources and attention to obtain regulatory approval, where needed, and to market and distribute NERLYNX effectively. If these licensees are unsuccessful in receiving regulatory approvals or in commercializing NERLYNX, our business, results of operations and financial condition will be materially adversely affected. Moreover, we intend to seek additional third parties to sub-license NERLYNX in additional geographies, and may pursue a similar strategy for any future drug candidates that we develop. We cannot assure you that we will be able to enter these agreements on commercial terms, or at all, and our failure to do so would have an adverse effect on our continued commercialization efforts for NERLYNX or any future drug candidates.

Even though the FDA and EC have granted approval of NERLYNX for the extended adjuvant treatment of certain patients with early stage, HER2-positive breast cancer and the FDA has granted approval for NERLYNX for the treatment of certain patients with metastatic HER2-positive breast cancer, the terms of the approvals may limit its commercial potential.

Even though the FDA and EC have granted approval of NERLYNX, the scope and terms of the approvals may limit our ability to commercialize NERLYNX and, therefore, our ability to generate substantial sales revenue. The FDA and EC have both approved NERLYNX for the extended adjuvant treatment of certain adult patients with early stage, HER2-positive breast cancer in patients who are less than one year from the completion of prior adjuvant trastuzumab-based therapy. In connection with the FDA and EC approvals, we have committed to conduct certain post-marketing studies. We have completed the post-marketing commitments related to the FDA approval, and the post-marketing studies related to the EC approval are ongoing. If we fail to comply with all of our post-marketing commitments, or if the results of the post-marketing studies, or any other ongoing clinical studies of neratinib, are negative, the FDA or the EC could decide to withdraw its respective approval, add warnings or narrow the approved indication in the product label.

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

While physicians in the United States and outside the United States may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote the products is narrowly limited to those indications that are specifically approved by the FDA or foreign regulatory authorities. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. For example, in April 2018, we announced that NERLYNX (neratinib) has been included as a recommended treatment option in the latest NCCN Clinical Practice Guidelines in Oncology Central Nervous System Cancers for Breast Cancer patients with brain metastases. The NCCN designated NERLYNX in combination with capecitabine as a category 2A treatment option and NERLYNX in combination with paclitaxel as a category 2B treatment option. In addition, in December 2024, we announced that NCCN Clinical Practice Guidelines in Oncology (NCCN Guidelines®) for Cervical Cancer were updated to include an addition involving neratinib. The updated NCCN Practice Guidelines for Cervical Cancer include neratinib monotherapy for use as second-line or subsequent therapy for recurrent or metastatic disease as an option for patients with HER2-mutated tumors with a designation of Category 2A. The NCCN Guidelines Category of Preference is designated as “useful in certain circumstances” as a treatment option for patients with HER2-mutated tumors. Use, as designated for breast cancer patients with brain metastases and in Cervical Cancer, is outside the FDA approved indication for NERLYNX and considered investigational, and we do not market or promote NERLYNX for these uses.

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

In March 2010, the Affordable Care Act (“ACA”) became law in the United States. The ACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among other provisions, the ACA included an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, led to reductions to Medicare payments to providers that will remain in effect through 2032. On January 2, 2013, the American Taxpayer Relief Act of 2012, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price,

Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). U.S. Centers for Medicare & Medicaid Services (“CMS”) has published the negotiated prices for the initial 10 drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined but is likely to be significant.

Under the IRA manufacturer discount program that replaced the coverage gap discount program as of January 1, 2025, manufacturers must give a 10 percent discount on Part D drugs in the initial coverage phase, and a 20 percent discount on Part D drugs in the so-called “catastrophic phase” (the phase after the patient incurs costs above the initial phase out-of-pocket threshold, which will be $2,000 beginning in 2025). The IRA allows the 10 and 20 percent discounts to be phased in over time for certain drugs for “specified manufacturers.” In April 2024, CMS informed us that we are deemed a specified small manufacturer and the discount will be phased in over several years and will increase over time. We are continuing to evaluate the potential impact of this status on our future revenues.

NERLYNX is reimbursed under Medicare Part D, and the reimbursement amount will be impacted by the 10 and 20 percent discounts under the IRA’s new discounting program (as noted above). We anticipate that these increased discounts will impact NERLYNX revenues over time, while also having an industry-wide impact on the patient out-of-pocket costs of Part D drugs. The impact on NERLYNX revenues could be offset because the IRA’s redesign of certain Part D components, some of which went into effect in 2024, resulted in an increase in the number of patients able to afford this therapy. The amount of the offset, if any, is inherently uncertain and difficult to predict.

The IRA manufacturer discount program also increases financial obligations of Part D prescription drug plans with respect to beneficiaries in the catastrophic coverage phase. This may incentivize Part D prescription drug plans to seek greater price concessions from us in order to include NERLYNX on their formularies.

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

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

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

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. This Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

•

the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (nurse practitioners, certified nurse anesthetists, physician assistants, clinical nurse specialists, anesthesiology assistants and certified nurse midwives), and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners (manufacturers are required to submit reports to CMS by the 90th day of each calendar year);

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

We participate in the Medicaid Drug Rebate Program (“MDRP”) and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs, including NERLYNX, that are dispensed to beneficiaries of these programs. As a condition of having federal funds being made available for our covered outpatient drugs under Medicaid and Medicare Part B, we have enrolled in the MDRP, which requires us to pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by a state Medicaid program. Medicaid drug rebates are based on pricing data that we must report on a monthly and quarterly basis to the CMS, the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price (“AMP”) for each drug and, in the case of our innovator products, the best price. If we become aware that our MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. In addition, there is increased focus by the Office of Inspector General within the U.S. Department of Health and Human Services on the methodologies used by manufacturers to calculate AMP, and BP, to assess manufacturer compliance with MDRP reporting requirements. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP, which would result in payment not being available for our covered outpatient drugs under Medicaid or, if applicable, Medicare Part B. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations.

Federal law requires that a manufacturer that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program (the “340B program”) in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. We participate in the 340B program, which is administered by the Health Resources and Services Administration (“HRSA”) and requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B-eligible drugs. HRSA has also finalized a revised regulation implementing an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs.

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

We have entered into exclusive sub-license agreements with several third parties that provide these sub-licensees exclusive rights to the development and commercialization of NERLYNX in Europe (excluding Russia and Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, and various countries and territories in Central America, South America, the Middle East and Africa. As a result, we are entirely dependent on these parties to achieve regulatory approval of NERLYNX for marketing in these countries and for the commercialization of NERLYNX, if approved. For the years ended December 31, 2024, 2023 and 2022, royalty revenue from these sub-licensees was $35.3 million, $32.5 million and $28.0 million, respectively, and represented 15%, 14% and 12% of total revenue, respectively. The timing and amount of any milestone and royalty payments we may receive under these agreements, as well as the commercial success of NERLYNX in those regions outside of the United States, will depend on, among other things, the efforts, allocation of resources and successful commercialization of NERLYNX by the licensees. We also depend on these third parties to comply with all applicable laws relative to the development and commercialization of our products in those countries. We do not control the individual efforts of these licensees and have limited ability to terminate these agreements if the licensees do not perform as anticipated. The failure of these licensees to devote sufficient time and effort to the development and commercialization of NERLYNX; to meet their obligations to us, including for future royalty and milestone payments; to adequately deploy business continuity plans in the event of a crisis; and/or to satisfactorily resolve significant disagreements with us or address other factors could have an adverse impact on our financial results and operations. In addition, if these third parties violate, or are alleged to have violated, any laws or regulations during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

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

Each of these risks could delay our clinical trials, the approval, if any, of alisertib or our other drug candidates by the FDA or comparable foreign regulatory authorities or the commercialization of NERLYNX or result in higher costs or deprive us of potential product revenue.

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

We depend upon independent investigators and collaborators, such as CROs, universities and medical institutions, to conduct our pre-clinical studies and clinical trials, including those involving neratinib and alisertib, under agreements with us. These collaborators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with regulatory requirements, including GCP requirements, and the applicable protocol. If we, or any of our CROs or third party contractors, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current cGMP or similar foreign regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would cause us to incur additional costs and delay the regulatory approval process. Moreover, third party contractors and investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard or otherwise fails to satisfy applicable regulatory requirements, the approval of our FDA or foreign applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors to our detriment, our competitive position would be harmed. If any of our relationships with these third-party collaborators terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. Switching or adding additional third parties to our clinical trial programs can involve substantial costs and require extensive management time and focus.

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

Certain states have also enacted data privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the CCPA) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California residents` personal information on the business’s behalf. Further, Washington State enacted a broadly applicable law to protect the privacy of personal health information known as the “My Health My Data Act,” which generally requires affirmative consent for the collection, use, or sharing of any “consumer health data.” Consumer health data is defined to include personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health status; consumer health data also includes information that is derived or extrapolated from non-health information, such as algorithms and machine learning. Other states, including Connecticut and Nevada, have also passed consumer health data laws, and given the increased focus on the use of health data by entities that are not subject to HIPAA, additional states are expected to pass consumer health privacy laws. Additional compliance investment and potential business process changes may also be required. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business; despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

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

In addition, the regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are being enacted and existing ones are being updated and strengthened. For example, on May 25, 2018, the European Union General Data Protection Regulation (“GDPR”) took effect in Europe. The GDPR is directly applicable in each European Union and EEA member state and applies to companies established in the European Union and the EEA as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the European Union and the EEA. GDPR imposes stringent data protection obligations for processors and controllers of personal data, and penalties and fines for failure to comply with GDPR are significant, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. The DPF also introduced a new redress mechanism for EU citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in future. We currently rely on the EU standard contractual clauses to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third-party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

Further, since January 1, 2021, companies must comply with the GDPR and also the UK data protection regime, which imposes separate but similar obligations to those under the GDPR. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed

As of December 31, 2024, we had 172 employees. Our future success depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled scientific, technical, marketing, managerial and financial personnel. Although we will seek to hire and retain qualified personnel with experience and abilities commensurate with our needs, there is no assurance that we will succeed despite their collective efforts. Competition for personnel is intense, and any failure to attract and retain the necessary technical, marketing, managerial and financial personnel would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our ability to attract and retain collaborators or customers, invest in and grow our business and meet our financial obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic conditions and financial, business and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the United States and inflationary pressures, or the threat or imposition of substantial tariffs on imports from various countries, including China, Canada and Mexico. We cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

In addition, we may spend significant amounts of funds, issue dilutive securities, assume or incur significant debt obligations, incur large one-time expenses and acquire intangible assets or goodwill in connection with acquisitions and in-licensing transactions that could result in significant future amortization expense and write-offs. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business. Other pharmaceutical companies, many of which may have substantially greater financial, marketing and sales resources, compete with us for these opportunities. Even if appropriate opportunities are available, we may not be able to successfully identify them or we may not have the financial resources necessary to pursue them, and if pursued, we may be unable to structure and execute transactions in the anticipated timeframe, or at all.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. These types of lawsuits are subject to inherent uncertainties, and are expensive and time-consuming to investigate, defend and resolve. For instance, in Hsu v. Puma Biotechnology, Inc., the plaintiff alleged that we and certain of our executive officers made false or misleading statements and failed to disclose material adverse facts about our business, operations, prospects and performance in violation of the Exchange Act. In February 2019, a jury found that three of the four challenged statements were not false and misleading, and thus found in the defendants' favor on those claims. In December 2021, the Court issued an order preliminarily approving the parties’ settlement which provides for two installment payments by us of approximately $27.1 million each, which were paid in January and June 2022. On August 3, 2022, the Court ordered final approval of the parties’ settlement and dismissed the case, and the matter is now concluded. Any other litigation to which we are a party may similarly divert our management’s attention and financial and other resources or result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines. Additionally, we may decide to settle such lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.

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

Additionally, valuation allowances needed for deferred tax assets that we estimate are more likely than not to be unusable, based on available evidence at the time the estimate is made. For the year ended December 31, 2024, we released $7.1 million of our valuation allowance related to deferred tax assets, and recorded a valuation allowance of $343.5 million as of December 31, 2024. See Note 12–Income Taxes in the notes to the financial statements included in this Annual Report for further information. The recording of any future increase in or release of all or any portion of our valuation allowance could have a material impact on our reported results and could cause fluctuations in our quarterly and annual results of operations. Moreover, potential changes in the tax law or in our projections could impact our assessment and valuation allowance estimates, which could have a material adverse effect on our business, financial condition and results of operations.

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

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, where it deems appropriate, regarding any cybersecurity incidents it considers to be potentially significant.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies. Our Senior Director of Information Technology and Senior Vice President, Quality Assurance, who report to the Chief Financial Officer and Chief Executive Officer, respectively, are primarily responsible for assessing and managing our material risks from cybersecurity threats. The Senior Director of Information Technology and Senior Vice President, Quality Assurance have primary responsibility for our overall cybersecurity risk management program and supervises both our internal technology and quality assurance compliance personnel and our retained external cybersecurity consultants. Our Senior Director of Information Technology has more than 20 years of experience in IT Management, including cybersecurity, and our Senior Vice President, Quality Assurance has more than 20 years of experience in computerized system and IT infrastructure controls, compliance, and risk management.

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our information technology environment.

ITEM 2.	PROPERTIES

We lease approximately 65,656 square feet of office space in the building located at 10880 Wilshire Boulevard, Los Angeles, California for use as our corporate headquarters. This lease commenced in December 2011 and over time has been amended to add rentable square footage. In February 2019, we entered into a long-term sublease agreement whereby we sublease 12,429 square feet of this office space to a third party subtenant. This sublease was terminated in December 2024. Also, in August 2023, we entered into a long-term sublease agreement whereby we sublease 13,916 square feet of this office space to a third party subtenant. The rental amounts payable to us pursuant to both subleases increase approximately 3% and terminate in March 2026. We also lease approximately 29,470 square feet of office space in the building located at 701 Gateway Blvd, South San Francisco, California. The lease for the South San Francisco facility commenced in October 2012. The lease will terminate around March 2026, with an option to extend for an additional five-year term. We believe that our existing office space in Los Angeles, along with the additional office space in South San Francisco, is adequate to meet current and anticipated future requirements and that additional or substitute space will be available as needed to accommodate any expansions that our operations require.

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

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ‘314 patent”) and 10,596,162 (“the ‘162 patent”) (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ‘314 and ‘162 patents. The Company is an exclusive licensee of the ‘314 and ‘162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of unclean hands and patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. A Markman Hearing was conducted on March 17, 2023, and the Court issued its claim construction decision on March 29, 2023. Fact discovery closed on May 19, 2023, and expert discovery closed on November 17, 2023. The Court denied the parties’ respective motions for summary judgment and Daubert motions, other than to clarify that Plaintiffs’ damages cannot extend to any time period before the asserted patents were issued. The Court granted AstraZeneca’s motion to dismiss the Company as a Plaintiff on constitutional standing grounds but denied the motion to dismiss Wyeth as a Plaintiff on constitutional standing grounds. On April 29, 2024, the Court granted AstraZeneca’s motion to dismiss AstraZeneca’s counterclaims against the Company, which removed the Company from the case. Wyeth remained in the case as a Plaintiff and counterclaim-defendant. Under the Company’s worldwide exclusive license agreement with Pfizer, Inc. (the parent of Wyeth) as amended, the Company also maintains contractual rights to recover monetary damages in the AstraZeneca litigation, and those contractual rights are unaffected by the court’s March 18, 2024 and April 29, 2024 orders. A jury trial was held May 13-17, 2024. The jury found in favor of Wyeth and against AstraZeneca. In particular, the jury found that use of Tagrisso® according to each of the three FDA-approved indications infringes the asserted claims of the ‘314 and ‘162 patents, and that AstraZeneca induces that infringement. The jury further rejected AstraZeneca’s challenges to the validity of the patents, finding that they are not invalid. The jury awarded damages to Wyeth for past acts of infringement through December 31, 2023, in the amount of $107,500,000. A separate bench trial related to certain equitable claims and defenses raised by AstraZeneca was held before Judge Kennelly on June 20 and 25, 2024. On August 6, 2024, Judge Kennelly issued his ruling on the issues that were tried in the bench trial, finding for Wyeth and against AstraZeneca on all claims and defenses. The Court found that AstraZeneca had not proved its claim that Wyeth’s asserted patents were invalid as indefinite, or that Wyeth had committed acts that would give rise to findings of unclean hands, implied waiver, or patent misuse. AstraZeneca has filed a motion challenging the jury’s verdict and requesting a new trial. Wyeth has filed a motion requesting supplemental damages for past infringement from January 1, 2024, through the date of judgment; pre-and-post judgment interest, and ongoing royalties through the remaining term of the patents. Briefing on these motions from both sides was completed on July 16, 2024. On August 14, 2024, Judge Kennelly ruled on AstraZeneca’s motion challenging the jury’s verdict, granting it in part and denying it in part. The Court granted AstraZeneca’s motion for judgment as a matter of law that the '314 and '162 patents are invalid under 35 U.S.C. § 112 for lacking enablement and adequate written description as to a particular claim limitation. In all other respects, the Court denied AstraZeneca’s motion. The Court entered its final and appealable judgment accordingly. The Company respectfully disagrees with the Court’s ruling regarding invalidity with respect to the particular claim limitation. Wyeth filed a notice of appeal on September 12, 2024, appealing the District Court’s judgment as a matter of law, as well as other rulings and opinions of the Court adverse to Wyeth. Wyeth filed its opening brief on appeal to the Federal Circuit on December 18, 2024.

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

On September 27, 2024, the Company filed an additional patent infringement claim against Acebright at Jiangsu Nanjing Intermediate People’s Court. On October 14, 2024, the Court accepted the complaint and designated case number (2024) Su 01 Min Chu 2192 to this case. On December 16, 2024, the Court conducted an evidence exchange hearing. On January 10, 2025, the Court conducted a hearing of party experts on the evaluation of evidence.

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

On December 28, 2022, the Company submitted four Article 76 petitions against the Aosaikang ANDA with the CNIPA and requested administrative determination that Aosaikang’s generic neratinib tablet falls within the scope of the claims of the four Orange Book patents. On January 6, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to Patent Nos. ZL201410082103.7 and ZL201080060546.6. Also on January 6, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to Patent Nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall within the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On January 28, 2023, the Company requested the NMPA to institute a nine-month stay against Aosaikang ANDA starting from the CNIPA’s acceptance of the Company’s request for administrative determination. On June 2, 2023, CNIPA decided that the generic drug in Aosaikang’s ANDA does not fall within the protection scope of claims 1, 3, 5 and 6 of Patent No. ZL201410082103.7 and claims 1-4, 7 and 9-13 of Patent No. ZL201080060546.6. The two CNIPA administrative decisions on NERLYNX® Patents have lifted the stay of Aosaikang’s ANDA by NMPA. On October 22, 2024, the NMPA approved Aosaikang’s ANDA to market a generic version of the Company’s NERLYNX® in China with the approval number of GuoYaoZhunZi H20249180.

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

Record Holders

On February 20, 2025, we had nine holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. We believe approximately 13,400 additional owners held our common stock in “Street Name” as of February 20, 2025.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The graph and table below compare the cumulative total return of Puma Biotechnology common stock from December 31, 2019, through December 31, 2024, with the cumulative total returns on (i) the NASDAQ Biotechnology Index and (ii) the NASDAQ Composite Index. The comparison assumes investment of $100 on December 31, 2019, in our common stock and in each index and, for each index, assumes reinvestment of all dividends.

The historical price performance included below is not necessarily indicative of future stock price performance.

Puma Biotechnology, Inc. (PBYI)

Stock Price Performance Graph

Cumulative Total Return
Puma Biotechnology, Inc. Compared to the Nasdaq Biotechnology Index and Nasdaq Composite Index

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Puma Biotechnology, Inc.	100.00	117.26	34.74	48.34	49.49	34.86
NASDAQ Biotechnology Index	100.00	126.42	126.45	113.65	118.87	118.20
NASDAQ Composite Index	100.00	144.92	177.06	119.45	172.77	223.87

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

We currently market NERLYNX in the United States using our direct specialty sales force consisting of approximately 35 sales specialists. Our sales specialists are supported by an experienced sales leadership team consisting of several regional business leaders and a VP of sales, as well as experienced professionals in marketing, managed markets, access and reimbursement, research, and sales planning and operations. Outside the United States, we seek to enter into exclusive sub-license agreements with third parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. As of December 31 2024, NERLYNX has received approval for the treatment of certain patients with extended adjuvant and/or metastatic HER2-positive breast cancer in over 40 countries outside the United States. We are currently party to several sub-licenses in various regions outside the United States, including Europe (excluding Russia and Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, and various countries and territories in Central America, South America, Africa and the Middle East.

In September 2022, we entered into an exclusive license agreement with Takeda to license the worldwide research and development and commercial rights to alisertib. Alisertib is an investigational, reversible, ATP-competitive inhibitor that is designed to be highly selective for Aurora Kinase A. Inhibition of Aurora Kinase A can lead to disruption of mitotic spindle apparatus assembly, disruption of chromosome segregation, and inhibition of cell proliferation. In clinical trials to date, alisertib has shown single agent activity and activity in combination with other cancer drugs in the treatment of many different types of cancers, including hormone receptor-positive breast cancer, triple-negative breast cancer, small cell lung cancer and head and neck cancer. We initiated the ALISertib in CAncer (ALISCA™ -Lung1) Phase II trial (PUMA-ALI-4201) of alisertib monotherapy for the treatment of patients with extensive stage small cell lung cancer in February 2024, and we commenced the ALISCA™ -Breast1 Phase II trial (PUMA-ALI-1201) in the fourth quarter of 2024.

Under the terms of the exclusive license agreement, we assumed sole responsibility for the global development and commercialization of alisertib. We paid Takeda an upfront license fee of $7.0 million in October 2022, and it is eligible to receive potential future milestone payments of up to $287.3 million upon our achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. We recorded in-process research and development expense of $7.0 million during the year ended December 31, 2022, in connection with the up-front payment related to the asset acquisition. As of December 31, 2024, no milestones had been accrued as the underlying contingencies were not probable or estimable.

Our expenses to date have been related to hiring staff, commencing company-sponsored clinical trials and the build out of our corporate infrastructure and, since 2017, the commercial launch of NERLYNX. Going forward, we anticipate significant expenses as we continue to develop alisertib in 2025. Accordingly, our success depends not only on the safety and efficacy of our drug candidates, but also on our ability to finance product development. To date, our major sources of working capital have been proceeds from product and license revenue, public offerings of our common stock, proceeds from our credit facility and sales of our common stock in private placements. We intend to satisfy our near-term liquidity requirements through a combination of our existing cash and cash equivalents and marketable securities as of December 31, 2024, and proceeds that will become available to us through product sales, royalties and sub-license milestone payments. However, this intention is based on assumptions that may prove to be wrong. Changes may occur that would consume our available capital faster than anticipated, including changes in and progress of our development activities, the impact of commercialization efforts, acquisitions of additional drug candidates and changes in regulation. Some of these developments have had and may continue to have an adverse effect on our revenue and thus could have an adverse effect on our ability to satisfy the minimum revenue and cash balance covenants contained in the Athyrium Notes.

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

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A expenses”), consist primarily of salaries and payroll-related costs, stock-based compensation expense, professional fees, business insurance, rent, general legal activities, credit loss expense and other corporate expenses. We expense SG&A expenses as they are incurred.

Research and development expenses

Research and development expenses (“R&D expenses”) include costs associated with services provided by consultants who conduct and perform clinical services on our behalf and contract organizations for the manufacturing of clinical materials. During the years ended December 31, 2024, 2023 and 2022, our R&D expenses consisted primarily of CRO fees, manufacturing of clinical materials, fees paid to consultants, salaries and related personnel costs and stock-based compensation. We expense our R&D expenses as they are incurred. Internal R&D expenses primarily consist of payroll-related costs and also include equipment costs, travel expenses and supplies. We expect R&D expenses to increase in 2025 as we conduct two Phase II clinical trials of alisertib.

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

Results of Operations

The following summarizes our results of operations for the years ended December 31, 2024 and 2023. For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2023, compared to the year ended December 31, 2022, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the Year Ended December 31, 2023, which was filed with the United States Securities and Exchange Commission on February 29, 2024.

Total revenue

Total revenue was approximately $230.5 million for the year ended December 31, 2024, compared to $235.6 million for the year ended December 31, 2023. This decrease in total revenue of $5.2 million was due to a decrease in product revenue, net of approximately $7.9 million, partially offset by an increase in royalty revenue of $2.8 million.

Product revenue, net

Product revenue, net was approximately $195.2 million for the year ended December 31, 2024, compared to $203.1 million for the year ended December 31, 2023. The decrease in product revenue, net was primarily attributable to a volume decrease of approximately 8.7% in bottles of NERLYNX sold, partially offset by an increase in net selling price. Reserves for variable consideration were approximately 19.5% and 17.9% of product revenue for the years ended December 31, 2024 and 2023, respectively. The increase in the variable consideration (gross-to-net reserve) was due to prior year adjustments related to lower Medicaid claims.

License revenue

There was no license revenue for the years ended December 31, 2024 and December 31, 2023.

Royalty revenue

Royalty revenue was approximately $35.3 million for the year ended December 31, 2024, compared to $32.5 million for the year ended December 31, 2023. The increase was due to increased product sales by our sub-licensees as they increased commercialization of NERLYNX in international territories, primarily in China.

Cost of sales

Cost of sales was approximately $64.4 million for the year ended December 31, 2024, compared to $62.7 million for the year ended December 31, 2023. The $1.7 million increase was primarily due to the increase of product unit sales to our sub-licensees and the related cost of sales (primarily sales in China), partially offset by lower domestic sales.

Selling, general and administrative expenses:

Selling, general, and administrative expenses	For the Year Ended		Change
(in thousands)	December 31,		$	%
	2024	2023	2024/2023	2024/2023
Payroll and related costs	$31,555	$33,436	$(1,881)	-5.6%
Provision for credit loss (recovery)	(519)	881	(1,400)	-158.9%
Professional fees and expenses	29,873	34,011	(4,138)	-12.2%
Travel and meetings	5,344	5,537	(193)	-3.5%
Facilities and equipment costs	4,960	5,116	(156)	-3.0%
Stock-based compensation	5,566	6,909	(1,343)	-19.4%
Loss on impairment of asset	—	625	(625)	-100.0%
Other	3,384	3,418	(34)	-1.0%
	$80,163	$89,933	$(9,770)	-10.9%

Total SG&A expenses were approximately $80.2 million and $89.9 million for the years ended December 31, 2024 and December 31, 2023. The decrease is primarily attributable to the following:

•	a decrease in payroll and related costs of approximately $1.9 million, primarily due to lower headcount, partially offset by annual salary increases;

•	a decrease in provision for credit loss (recovery) of approximately $1.4 million, due to an overdue receivable as of December 31, 2023 that was collected in 2024;

•	a decrease in professional fees and expenses of approximately $4.1 million, primarily due to a decrease in consultant and contractor expenses (primarily marketing related) of approximately $2.7 million, a decrease in legal fees of approximately $1.0 million and a decrease in insurance and other expense of approximately $0.4 million;

•	a decrease in stock-based compensation expense of approximately $1.3 million, primarily due to lower fair value on equity grants as a result of a lower market price for our common stock; and

•
a decrease in   loss on impairment of asset  expense of $0.6 million in connection with our decision to sublease a portion of our leased office space in 2023, which was recorded as an operating asset in accordance with ASC 842.

Research and development expenses:

Research and development expenses	For the Year Ended		Change
(in thousands)	December 31,		$	%
	2024	2023	2024/2023	2024/2023
Clinical trial expense	$17,091	$13,611	$3,480	25.6%
Internal R&D	32,248	30,731	1,517	4.9%
Consultant and contractors	2,917	2,701	216	8.0%
Stock-based compensation	2,679	3,339	(660)	-19.8%
	$54,935	$50,382	$4,553	9.0%

Total R&D expenses increased approximately 9.0% to $54.9 million for the year ended December 31, 2024 from approximately $50.4 million for the year ended December 31, 2023. The increase is primarily attributable to the following:

•	an increase in clinical trial expense of approximately $3.5 million, primarily due to the procurement of alisertib drug product as well as increased alisertib study activity, partially offset by fewer clinical milestones being achieved; and

•	an increase in internal R&D of approximately $1.5 million, primarily due to higher compensation related to achieving company goals and one-time payroll and severance related expenses.

The increases above were partially offset by:

•	a decrease in stock-based compensation of approximately $0.7 million, primarily due to lower fair value on equity grants as a result of a lower market price for our common stock.

Other income and expenses:

Other income (expenses)	For the Year Ended		Change
(in thousands)	December 31,		$	%
	2024	2023	2024/2023	2024/2023
Interest income	$4,724	$2,605	$2,119	81.3%
Interest expense	(12,452)	(13,330)	878	-6.6%
Other income	862	759	103	13.6%
	$(6,866)	$(9,966)	$3,100	-31.1%

Interest income

For the year ended December 31, 2024, we recognized approximately $4.7 million in interest income compared to approximately $2.6 million of interest income for the year ended December 31, 2023. The $2.1 million increase in interest income was primarily the result of increased balances in cash equivalents and marketable securities.

Interest expense

For the year ended December 31, 2024, we recognized approximately $12.5 million in interest expense compared to approximately $13.3 million of interest expense for the year ended December 31, 2023. The approximately $0.9 million decrease in interest expense was due to the pay down of debt in 2024 as well as ending imputed interest on $8.0 million related to the final installment payment on the Eshelman litigation settlement paid in October 2024.

Other income

For the year ended December 31, 2024, we recognized approximately $0.9 million in other income, primarily due to increased income related to the termination of our sublease and resulting settlement payment of $0.5 million, partially offset by unfavorable exchange rates in Euro-denominated transactions.

Deferred income tax benefit

In 2024, we released a portion of our valuation allowance related to our deferred tax assets in the amount of $7.1 million, which significantly increased our net income for the year.

Non-GAAP Financial Measures:

In addition to our operating results, as calculated in accordance with generally accepted accounting principles in the United States, (“GAAP”), we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance. The following table presents our net income and net income per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation. For the year ended December 31, 2024, stock-based compensation represented approximately 6.1% of the total of SG&A and R&D expenses. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income and GAAP Net Income Per Share to Non-GAAP Adjusted Net Income Per Share

(in thousands except share and per share data)

	For the Year Ended December 31,
	2024		2023
GAAP net income	$30,278		$21,591
Adjustments:
Stock-based compensation -
Selling, general and administrative (1)	5,566		6,908
Research and development (2)	2,679		3,339
Non-GAAP adjusted net income	$38,523		$31,838

GAAP net income per share—basic	$0.62		$0.46
Adjustment to net income (as detailed above)	0.17		0.22
Non-GAAP adjusted basic net income per share	$0.79	(3)	$0.68	(3)

GAAP net income per share—diluted	$0.62		$0.45
Adjustment to net income (as detailed above)	0.16		0.22
Non-GAAP adjusted diluted net income per share	$0.78	(4)	$0.67	(4)

(1) To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.
(3) Non-GAAP adjusted basic net income per share was calculated based on 48,648,701 and 47,134,331 weighted-average shares of common stock outstanding for the years ended December 31, 2024 and 2023, respectively.

(4) Non-GAAP adjusted diluted net income per share was calculated based on 49,100,433 and 47,550,852 weighted-average shares of common stock outstanding for the years ended December 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of and for the years ended December 31, 2024 and 2023 and is intended to supplement the more detailed discussion that follows:

	As of	As of
Liquidity and capital resources (in thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$69,219	$84,585
Marketable securities	$31,746	$11,354
Working capital	$51,547	$56,803
Current portion of long-term debt	$45,329	$33,997
Long-term debt	$21,719	$65,659
Stockholders’ equity	$92,125	$53,442

The following table summarizes our cash flows (uses) for the years ended December 31, 2024 and 2023

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Cash provided by (used in):
Operating activities	$38,918	$27,009
Investing activities	(20,438)	(19,125)
Financing activities	(33,846)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(15,366)	$7,884

Operating Activities

We recorded net income of approximately $30.3 million and $21.6 million for the years ended December 31, 2024 and 2023, respectively. We recorded cash flows from operating activities of approximately $38.9 million for the year ended December 31, 2024 and recorded cash flows from operating activities of approximately $27.0 million for the year ended December 31, 2023.

Net cash provided by operating activities for the year ended December 31, 2024 was $38.9 million which consisted of net income of $30.3 million, adjusted for non-cash items of approximately $19.3 million, including stock-based compensation of $8.2 million, and depreciation and amortization of $11.5 million and recovery of credit loss of $0.5 million. Total changes in cash flows from operations were due to a change in working capital related primarily to a decrease in accrued expenses of approximately $15.8 million, an increase in inventory of approximately $1.6 million (increase in inventory purchases), offset by a decrease in accounts receivable related to collection of royalties receivable.

Net cash provided by operating activities for the year ended December 31, 2023 was $27.0 million which consisted of net income of $21.6 million, adjusted for non-cash items of approximately $23.3 million, including stock-based compensation of $10.2 million, and depreciation and amortization of $11.5 million, provision of credit loss of $0.9 million and loss on impairment of a right-of-use (“ROU”) asset of $0.6 million. Total changes in cash flows from operations were due to changes in working capital and primarily related to an increase in inventory of approximately $2.6 million (increase in inventory purchases) and an increase in accounts receivable, net of approximately $8.4 million (increase and timing of fourth quarter total revenues) and a decrease in accrued expenses of approximately $7.6 million.

Investing Activities

During the year ended December 31, 2024, cash used in investing activities was approximately $20.4 million. Cash used in investing activities was primarily due to the purchase of available-for-sale securities of approximately $76.2 million, partially offset by the maturities of available-for-sale securities of approximately $55.8 million.

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

Financing Activities

Cash used in financing activities for the year ended December 31, 2024 was approximately $33.8 million. Of this amount, $34.0 million related to the payment of principal, as well as exit fees, on our debt with Athyrium, partially offset by approximately $0.2 million of proceeds from employee stock options exercised.

There were no financing activities recorded for the year ended December 31, 2023.

Athyrium Note Purchase Agreement

We issued senior notes for an aggregate principal amount of $100.0 million pursuant to the note purchase agreement, dated July 23, 2021 by us, and our subsidiary, and Athyrium, as Administrative Agent, and certain other investor parties (the “Note Purchase Agreement”), with an initial maturity date of July 23, 2026 (the “Athyrium Notes”). The Athyrium Notes were issued for face amount of $100.0 million net of an original issue discount of $1.5 million. The Athyrium Notes also require a 2.0% exit payment to be made on each payment of principal. The borrowings under the Athyrium Notes, together with cash on hand, were used to repay our outstanding indebtedness, including the applicable exit and prepayment fees owed to lenders under our prior credit facility with Oxford. The Athyrium Notes are secured by substantially all of our assets. We incurred $1.9 million of deferred financing costs with the initial borrowing of the Athyrium Notes.

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

Following the effectiveness of the Third Amendment, the Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) the lesser of (i) the sum of (x) three-month term SOFR for an interest period of three months plus (y) 0.26161% (26.161 basis points) and (ii) three and one-half of one percent (3.50%) per annum. Interest is payable quarterly on the last business day of March, June, September and December each year. In the second quarter of 2024, we began paying the principal payments required to be made quarterly at 11.11% of the original face amount. The remaining balance will be paid at maturity. Each principal payment also includes a 2.0% exit payment. Each quarterly principal payment approximates $11.1 million, and each quarterly exit fee payment approximates $0.2 million. As of December 31, 2024, the effective interest rate for the loan was 12.99%.

As of December 31, 2024, we may prepay the outstanding principal balance of the notes, in whole or in part, without premium or penalty.

The Athyrium Notes include affirmative and negative covenants applicable to us. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, and satisfy certain requirements regarding deposit accounts. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions. We are also required to maintain minimum cash balances and achieve certain minimum product revenue targets, measured as of the last day of each fiscal quarter on a trailing year-to-date basis. As of December 31, 2024, we were in compliance with such covenants.

As of December 31, 2024, the principal balance outstanding under the Athyrium Notes was $66.7 million, representing all of our debt.

Current and Future Financing Needs

We did not receive or record any product revenue until the third quarter of 2017. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our R&D efforts and our commercialization efforts.

We may choose to begin new R&D efforts, launch additional marketing efforts or pursue other in-licensing opportunities. These efforts will require funding in addition to the cash and cash equivalents totaling approximately $69.2 million and approximately $31.7 million in marketable securities available at December 31, 2024. While our consolidated financial statements have been prepared on a going concern basis, we may incur significant losses in the future and will need to generate significant revenue to sustain operations and successfully commercialize neratinib and develop alisertib. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Our ability to obtain funding may be adversely impacted by uncertain market conditions, our success in commercializing neratinib, our success in developing alisertib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. We believe that our existing cash and cash equivalents and marketable securities as of December 31, 2024, and proceeds that will become available to us through product sales and sub-license payments are sufficient to satisfy our operating cash and capital needs for at least one year after the filing of this Annual Report.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. Our contractual obligations result from leases for office space and office equipment and the principal and interest owed under our Note Purchase Agreement. We also have unrecognized tax benefits that, if recognized, would affect the effective tax rate at December 31, 2024. We do not have tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefit will significantly increase or decrease within 12 months of the reporting date. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information.

The following table represents our contractual obligations as of December 31, 2024, aggregated by type (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years
Operating Lease Obligations	7,491	5,983	1,508
Long Term Debt Obligations (principal and interest)	74,865	51,147	23,718
Total	82,356	57,130	25,226

We also engage with CROs and contract manufacturing organizations (“CMOs”) in addition to engaging in contracts for the management of its ongoing clinical trials and pre-commercialization efforts. We may cancel these agreements with a 30 to 45 day written notice to the outside vendor. We would be obligated to pay for services rendered up to that point, which amounts to total contractual obligations of $42.3 million within the next twelve months. The contracts also contain variable costs that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary, and therefore, are not included in the total obligations amount. The remaining milestone amounts were not included in the table above as the timing of when or if these payments will be made is uncertain. As of December 31, 2024, our obligations for potential milestone payments totaled approximately $16.3 million.This amount will be paid by us if all milestones are reached and would reduce the overall contractual obligation if one or more milestone is never reached.

In regard to our contractual obligations in relation to the Pfizer in-license agreement, as consideration for the license, we are required to make substantial payments upon the achievement of certain milestones totaling approximately $187.5 million if all such milestones are achieved, of which $102.5 million have been achieved as of December 31, 2024. The remaining milestone amounts were not included in the table above as the timing of when or if these payments will be made is uncertain. In connection with the FDA approval of NERLYNX in July 2017, we triggered a one-time milestone payment pursuant to the agreement. In June 2020, we entered into a letter agreement with Pfizer relating to the method of payment associated with a milestone payment under our license agreement with Pfizer (see Note 13–Commitments and Contingencies in the accompanying notes to the financial statements). In addition, we reached a commercial milestone by achieving aggregate worldwide net sales of $250.0 million in calendar year 2022, resulting in a payable to Pfizer of $12.5 million. The commercial milestone payable was paid in February 2023. Should we commercialize any more of the compounds licensed from Pfizer or any products containing any of these compounds, we will be obligated to pay to Pfizer annual royalties at a fixed rate in the low to mid-teens of net sales of all such products, subject to certain reductions and offsets in some circumstances. Our royalty obligation continues, on a product-by-product and country-by-country basis, until the later of (i) the last to expire licensed patent covering the applicable licensed product in such country, or (ii) the earlier of generic competition for such licensed product reaching a certain level in such country or expiration of a certain time period after first commercial sale of such licensed product in such country. In the event that we sublicense the rights granted to us under the license agreement with Pfizer to a third party, the same milestone and royalty payments are required. We can terminate the license agreement at will, or for safety concerns, in each case upon specified advance notice.

In regard to our contractual obligations with Takeda, as consideration for the license, we are required to make substantial payments upon the achievement of certain milestones totaling $287.3 million if all such milestones are achieved. As of December 31, 2024, no milestones had been achieved.

See Note 12–Income Taxes and Note 13–Commitments and Contingencies in the accompanying notes to the financial statements for a summary of our uncertain tax positions and contracts held by us as of December 31, 2024. As of December 31, 2024, the amount of unrecognized tax benefit was $3.0 million, and is also not included in the table above as the timing of when or if these payments will be made is uncertain.

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

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2024 and, therefore, the transaction price was not reduced further during the year ended December 31, 2024. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

In September 2024, the Pharmacovigilance Risk Assessment Committee approved a change in existing post approval requirements for overall results and a reduction in sample size for the Pierre Fabre NERLYFE post-marketing study in Europe. As of December 31, 2024, there is a post-marketing liability of $4.6 million, and the final costs of the study are being assessed. Any adjustment to the liability will be recorded as license revenue as the original $9.0 million estimate in study costs were recorded as a reduction to license revenue.

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

Legal Contingencies and Expense

For legal contingencies, we accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Legal fees and expenses are expensed as incurred based on invoices or estimates provided by legal counsel. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust the accrual as necessary. We determine whether a contingency should be disclosed by assessing whether a material loss is deemed reasonably possible. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss (see Note 13–Commitments and Contingencies in the accompanying notes to the financial statements).

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

Accounting Pronouncements Adopted During the Current Year

Segment Reporting Disclosures

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard expands reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit (referred to as the “significant expense principle”). We have adopted this standard for our fiscal year 2024 annual financial statements and interim financial statements thereafter and have applied this standard retrospectively for all prior periods presented in the financial statements. See Note 2–Significant Accounting Policies for further information.

Recently Issued Accounting Standards

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU modifies the disclosure or presentation requirements of a variety of Topics in the Codification to align with the SEC’s regulations. The ASU also makes those requirements applicable to entities that were not previously subject to the SEC’s requirements. The ASU is effective for us two years after the effective date to remove the related disclosure from Regulation S-X or S-K. As of the date these financial statements have been made available for issuance, the SEC has not yet removed any related disclosure. We do not expect the adoption of ASU 2023-06 to have a material effect on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for our annual reporting periods beginning after December 15, 2025. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. We are currently evaluating the effect that adoption of ASU 2023-09 will have on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures: The ASU requires more detailed information about specified categories of expenses included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of adopting this ASU on its consolidated financial statements and related disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invest our excess cash primarily in cash equivalents such as money market investments as of December 31, 2024. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of borrowings outstanding under the Athyrium Notes. As of December 31, 2024, the aggregate outstanding principal amounts of the Athyrium Notes was $66.7 million. The Athyrium Notes bear interest at a rate per annum equal to the sum of 8.00% plus the adjusted three-month term SOFR and the lesser of (a) the sum of (i) three-month term SOFR and (ii) 0.26161% (26.161 basis points) and (b) three and one-half of one percent (3.50%) per annum. If overall interest rates had increased by one hundred basis points during the year ended December 31, 2024, our interest expense would have increased by $0.7 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)) as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework - 2013 (COSO 2013 framework). Based on this evaluation, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024.

ITEM 9B.	OTHER INFORMATION

During the three months ended  December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted an insider trading policy applicable to our directors, officers and employees, that we believe is reasonably designed to promote compliance with insider trading laws and regulations and the Nasdaq stock exchange listing standards. A copy of our policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

The other information required by this Item will be included in our 2025 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our 2025 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our 2025 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our 2025 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our 2025 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.

Consolidated Financial Statement Schedules

(a) Documents Filed as Part of Report

(1) Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm	F-2
•	Consolidated Balance Sheets at December 31, 2024 and 2023	F-4
•	Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022	F-5
•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023 and 2022	F-6
•	Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2024, 2023 and 2022	F-7
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022	F-8
•	Notes to Consolidated Financial Statements	F-9

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

10.2(g)#	Sixth Amendment to Puma Biotechnology, Inc. 2011 Incentive Award Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2024 and incorporated herein by reference)

10.2(h)#	Puma Biotechnology, Inc. 2017 Employment Inducement Incentive Award Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 28, 2020 and incorporated herein by reference)

10.2(i)#

First Amendment to Puma Biotechnology, Inc. 2017 Employment Inducement Incentive Award Plan (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 28, 2020 and incorporated herein by reference)

10.2(j)#	Second Amendment to Puma Biotechnology, Inc. 2017 Incentive Award Plan (filed as Exhibit 99.12 to the Company's Current Report on Form S-8 filed with the SEC on September 16, 2021 and incorporated herein by reference)

10.2(k)#

Form of Stock Option Grant Notice and Stock Option Agreement, issued pursuant to the 2011 Incentive Award Plan (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2012 and incorporated herein by reference)

10.2(l)#

Form of Restricted Stock Unit Award Agreement, issued pursuant to the 2011 Incentive Award Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2016 and incorporated herein by reference)

10.2(m)#

Form of Stock Option Grant Notice and Stock Option Agreement, issued pursuant to the 2017 Employment Inducement Incentive Award Plan (filed as Exhibit 10.2(k) to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2019 and incorporated herein by reference)

10.2(n)#+	Form of Restricted Stock Unit Award Agreement, issued pursuant to the 2017 Employment Inducement Award Plan

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

10.6#	Form of Indemnification Agreement (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 15, 2012 and incorporated herein by reference)

10.7#	Amended Non-Employee Director Compensation Program, dated April 27, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed with the SEC on May 5, 2022 and incorporated herein by reference)

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

10.15(d)**	Amendment No. 3 to the License Agreement, dated February 24, 2021, by and between the Company and Pierre Fabre Medicament SAS (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021 and incorporated herein by reference)

10.16#	Letter Agreement, dated February 13, 2020, by and between the Company and Jeff J. Ludwig (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2021 and incorporated herein by reference)

10.17(a)**	Note Purchase Agreement, dated July 23, 2021, by and between the Company and Athyrium Opportunities IV Co-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2021 and incorporated herein by reference)

10.17(b)**	First Amendment to Note Purchase Agreement, dated February 8, 2022, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.18(b) to the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2022 and incorporated herein by reference)

10.17(c)	Second Amendment to Note Purchase Agreement, dated May 18, 2022, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.17(c) to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2023 and incorporated herein by reference)

10.17(d)	Third Amendment to Note Purchase Agreement, dated September 16, 2022, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022 and incorporated herein by reference)

10.17(e)**	Fourth Amendment to Note Purchase Agreement, dated November 29, 2022, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.17(e) to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2023 and incorporated herein by reference)

10.17(f)	Limited Waiver and Fifth Amendment to Note Purchase Agreement, dated July 7, 2023, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2023, and incorporated herein by reference)

10.17(g)	Sixth Amendment to Note Purchase Agreement, dated September 8, 2023, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2023, and incorporated herein by reference)

10.17(h)	Seventh Amendment to Note Purchase Agreement and Third Amendment to Disclosure Letter, dated April 12, 2024, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2024, and incorporated herein by reference)

10.18	Open Market Sale AgreementSM, dated November 4, 2021, by and between the Company and Jeffries LLC (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2021 and incorporated herein by reference)

10.19**	Exclusive License Agreement, dated September 16, 2022, by and between the Company and Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022 and incorporated herein by reference)

19.1+	Insider Trading and Compliance Policy

21.1+	Subsidiary

23.1+	Consent of KPMG LLP

24.1+	Power of Attorney (included on signature page)

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Puma Biotechnology, Inc. Policy for Recovery of Erroneously Awarded Compensation (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024 and incorporated herein by reference)

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Filed herewith

++	Furnished herewith

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2025.

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

Signature	Date

/s/ Alan H. Auerbach	February 27, 2025
Alan H. Auerbach
(Principal Executive Officer)

/s/ Maximo Nougues	February 27, 2025
Maximo Nougues
(Principal Financial Officer and Principal Accounting Officer)

/s/ Alessandra Cesano	February 27, 2025
Alessandra Cesano

/s/ Allison Dorval	February 27, 2025
Allison Dorval

/s/ Michael P. Miller	February 27, 2025
Michael P. Miller

/s/ Jay M. Moyes	February 27, 2025
Jay M. Moyes

/s/ Adrian M. Senderowicz	February 27, 2025
Adrian M. Senderowicz

/s/ Brian M. Stuglik	February 27, 2025
Brian M. Stuglik

/s/ Troy E. Wilson	February 27, 2025
Troy E. Wilson

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Puma Biotechnology, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Puma Biotechnology, Inc. and subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2024 and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Estimate of certain variable consideration related to product revenue, net

As discussed in Note 2 to the consolidated financial statements, the Company recognizes product revenue, net that includes estimates of variable consideration. For the year ended December 31, 2024, the Company recorded product revenue, net of $195.2 million. The components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives. These estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method in Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The range of possible outcomes is driven by relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns.

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

Los Angeles, California
February 27, 2025

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$69,219	$84,585
Marketable securities	31,746	11,354
Accounts receivable, net of allowance for credit loss of $362 and $881	32,011	47,837
Inventory	8,724	7,080
Prepaid expenses, current	5,867	4,417
Other assets, current	91	912
Total current assets	147,658	156,185
Lease right-of-use assets, net	4,579	7,792
Property and equipment, net	515	855
Intangible assets, net	51,131	60,871
Restricted cash, long-term	2,091	2,091
Deferred tax assets	7,075	—
Prepaid expenses and other, long-term	284	2,734
Total assets	$213,333	$230,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,509	$6,889
Accrued expenses, current	36,898	52,721
Post-marketing commitment liability	2,835	975
Lease liabilities, current	5,540	4,800
Current portion of long-term debt	45,329	33,997
Total current liabilities	96,111	99,382
Other liabilities, long-term	121	121
Lease liabilities, long-term	1,494	7,034
Post-marketing commitment liability, long-term	1,763	4,890
Long-term debt, net	21,719	65,659
Total liabilities	121,208	177,086
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 49,105,834 shares issued and outstanding at December 31, 2024 and 47,646,787 issued and outstanding at December 31, 2023	5	5
Additional paid-in capital	1,407,000	1,398,605
Accumulated other comprehensive income (loss)	6	(4)
Accumulated deficit	(1,314,886)	(1,345,164)
Total stockholders’ equity	92,125	53,442
Total liabilities and stockholders’ equity	$213,333	$230,528

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023	2022
Revenues:
Product revenue, net	$195,186	$203,107	$200,023
Royalty revenue	35,282	32,530	28,008
Total revenue	230,468	235,637	228,031
Operating costs and expenses:
Cost of sales	64,404	62,682	55,093
Selling, general and administrative	80,163	89,933	89,978
Research and development	54,935	50,382	52,240
Acquired in-process research and development	—	—	7,000
Total operating costs and expenses	199,502	202,997	204,311
Income from operations	30,966	32,640	23,720
Other income (expenses):
Interest income	4,724	2,605	813
Interest expense	(12,452)	(13,330)	(11,592)
Legal verdict expense	—	—	(12,456)
Other income (expense)	862	759	(28)
Total other expenses, net	(6,866)	(9,966)	(23,263)
Net income before income taxes	$24,100	$22,674	$457
Income tax expense	(897)	(1,083)	(455)
Deferred income tax benefit	7,075	—	—
Net income	$30,278	$21,591	$2
Net income per share of common stock—basic	$0.62	$0.46	$-
Net income per share of common stock—diluted	$0.62	$0.45	$-
Weighted-average shares of common stock outstanding—basic	48,648,701	47,134,331	44,674,501
Weighted-average shares of common stock outstanding—diluted	49,100,433	47,550,852	44,929,998

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Net income	$30,278	$21,591	2
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale securities, net of tax of $0	10	(4)	2
Comprehensive income	$30,288	$21,587	$4

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2021	41,175,507	$4	$1,364,309	$(2)	$(1,366,757)	$(2,446)
Stock-based compensation	—	—	11,826	—	—	11,826
Shares issued or restricted stock units vested under employee stock plans	1,017,744	—	—	—	—	—
Shares issued under private investments in public equity, net of issuance costs of approximately $0.2M	4,152,409	1	12,223	—	—	12,224
Unrealized gain on available-for-sale securities	—	—	—	2	—	2
Net income	—	—	—	—	2	2
Balance at December 31, 2022	46,345,660	$5	$1,388,358	$—	(1,366,755)	$21,608
Stock-based compensation	—	—	10,247	—	—	10,247
Shares issued or restricted stock units vested under employee stock plans	1,301,127	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(4)	—	(4)
Net income	—	—	—	—	21,591	21,591
Balance at December 31, 2023	47,646,787	$5	$1,398,605	$(4)	(1,345,164)	$53,442
Stock-based compensation	—	—	8,245	—	—	8,245
Shares issued or restricted stock units vested under employee stock plans	1,459,047	—	150	—	—	150
Unrealized gain on available-for-sale securities	—	—	—	10	—	10
Net income	—	—	—	—	30,278	30,278
Balance at December 31, 2024	49,105,834	$5	$1,407,000	$6	$(1,314,886)	$92,125

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income	$30,278	$21,591	$2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,524	11,519	9,840
In-process research and development expenses	—	—	7,000
Stock-based compensation	8,245	10,247	11,826
Provision for credit loss (recovery)	(519)	881	—
Disposal of property and equipment	—	—	1
Loss on impairment of asset	—	625	—
Changes in operating assets and liabilities:
Accounts receivable, net	16,345	(8,368)	(7,824)
Inventory, net	(1,644)	(2,554)	2,583
Prepaid expenses and other	1,000	820	2,367
Other current assets	821	1,517	(1,982)
Accounts payable	(1,380)	449	(4,734)
Operating lease assets and liabilities, net	(1,587)	(1,195)	(920)
Accrued expenses and other	(15,823)	(7,583)	(33,065)
Deferred tax assets	(7,075)	—	—
Post-marketing commitment liability	(1,267)	(940)	(921)
Net cash provided by operating activities	38,918	27,009	(15,827)
Investing activities:
Purchase of property and equipment	(56)	(140)	—
Acquired in-process research and development	—	—	(7,000)
Purchase of available-for-sale securities	(76,230)	(23,813)	(4,836)
Maturity of available-for-sale securities	55,848	17,328	18,940
Purchase of intangible assets	—	(12,500)	—
Net cash (used in) provided by investing activities	(20,438)	(19,125)	7,104
Financing activities:
Net proceeds from shares issued under employee stock plans	150	—	—
Gross proceeds from private investments in public equity	—	—	12,500
Issuance costs associated with private investments in public equity	—	—	(277)
Payment of debt	(33,330)	—	—
Payment of exit costs	(666)	—	—
Net cash (used in) provided by financing activities	(33,846)	—	12,223
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,366)	7,884	3,500
Cash, cash equivalents and restricted cash, beginning of period	86,676	78,792	75,292
Cash, cash equivalents and restricted cash, end of period	71,310	86,676	78,792

Supplemental disclosures of non-cash investing and financing activities:
Intangibles in accrued in-license rights	$—	—	$12,500
Property and equipment purchases in accounts payable	$—	$26	$—
Supplemental disclosure of cash flow information:
Interest paid	$10,769	$11,628	$10,319
Income taxes paid	$1,218	$737	$384

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

The Company has one subsidiary, Puma Biotechnology, B.V., a Netherlands company. This subsidiary was established for the purpose of legal representation in the European Union. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements of the Company and its subsidiary has been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).

The Company has incurred significant operating losses since its inception. While the Company has reported net income, the Company cannot assure that it will continue to do so and will need to continue to generate significant revenue to sustain operations and successfully commercialize neratinib. In 2017, the Company received U.S. Food and Drug Administration (“FDA”) approval for its first product, NERLYNX® (neratinib)(“NERLYNX”), formerly known as PB272 (neratinib, oral), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. Following FDA approval in July 2017, NERLYNX became available by prescription in the United States, and the Company commenced commercialization.

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

In September 2022, the Company entered an exclusive license agreement with a subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of Aurora Kinase A. Alisertib is an adenosine triphosphate–competitive and reversible inhibitor of Aurora Kinase A and results in disruption of mitosis leading to apoptosis of rapidly proliferating tumor cells that are dependent on Aurora Kinase A. Alisertib has been tested in clinical trials in patients with metastatic cancers including breast cancer, small cell lung cancer, head and neck cancer, ovarian cancer, peripheral T cell lymphoma and acute myeloid leukemia. Under the terms of the exclusive license agreement, the Company assumed sole responsibility for the global development and commercialization of alisertib. The Company paid Takeda an upfront license fee of $7.0 million in October 2022 and Takeda is eligible to receive potential future milestone payments of up to $287.3 million upon the Company’s achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. The Company recorded in-process research and development expense of $7.0 million during the year ended December 31, 2022, in connection with the up-front payment related to the asset acquisition. As of December 31, 2024, no milestones had been accrued as the underlying contingencies were not probable or estimable.

The Company has reported net income of approximately $30.3 million and cash provided by operations of approximately $38.9 million for the year ended December 31, 2024. The Company’s commercialization, research and development or marketing efforts may require funding in addition to the cash and cash equivalents and marketable securities totaling approximately $101.0 million at December 31, 2024. The Company believes that its existing cash and cash equivalents and marketable securities as of December 31, 2024 and proceeds that will become available to the Company through product sales and sub-license payments are sufficient to satisfy its operating cash needs, including amounts due under the Company's Note Purchase Agreement with Athyrium, for at least one year after the filing of the Annual Report on Form 10-K in which these financial statements are included. The Company continues to remain dependent on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib in the United States. While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future. The Company’s ability to obtain funding may be adversely impacted by uncertain market and economic conditions, the Company’s success in commercializing neratinib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. Additionally, the terms of the Company’s Note Purchase Agreement place restrictions on the Company’s ability to operate the business and on the Company’s financial flexibility, and the Company may be unable to achieve the revenue necessary to satisfy the minimum revenue and cash balance covenants as specified in the agreement.

Since its inception through December 31, 2024, the Company’s financing has primarily been proceeds from product, royalty, and license revenue, public offerings of its common stock, private equity placements, and various debt instruments.

Note 2—Significant Accounting Policies

The significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

Management has determined that the Company operates in one reporting segment, which is the development and commercialization of innovative products to enhance cancer care. We derive our global product, license and royalty revenue through the sales of NERLYNX®. The majority of our royalty revenue is derived from our sub-licensee sales into China. The accounting policies of this operating segment are the same as those described below in Note 2–Significant Accounting Policies.

Our Chief Operating Decision Maker (“CODM”) is our President, Chief Executive Officer and Chairman of the Board, Alan Auerbach. The CODM primarily uses our Consolidated Statement of Operations and related revenues, expenses and net income in evaluating the performance of the single operating segment and determining how to allocate resources of the Company as a whole, including our sales force and related marketing, research and development programs, including alisertib, and licensing strategy. Consolidated revenue, expenses and net income are also used to monitor budget versus actual results. The CODM does not typically review total asset amounts in evaluating the results of the operating segment.

In addition to the significant expense categories included within consolidated net income presented on the Company's Consolidated Statements of Operations, see below for disaggregated amounts that comprise operating expenses:

	For the Year Ended December 31,
	2024	2023	2022
Cost of sales	$64,404	$62,682	$55,093
General and administrative	36,749	37,892	38,671
Commercialization	37,849	45,132	43,261
Research and development:
Clinical research and development	24,715	17,784	19,967
Medical affairs	4,605	6,751	7,821
Other research and development (1)	22,935	22,508	20,673
Acquired in-process research and development	—	—	7,000
Operating costs and expenses	191,257	192,750	192,485
Stock based compensation	8,245	10,247	11,826
Total operating costs and expenses	$199,502	$202,997	$204,311

(1) Other research and development expense include regulatory affairs, pharmacovigilance, quality assurance, chemical manufacturing and other costs.

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

Net Income per Share of Common Stock

Basic net income per share of common stock is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented, as required by ASC 260, Earnings per Share. For purposes of calculating diluted income per share of common stock, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents, such as stock options, restricted stock units (“RSUs”) and warrants. A common stock equivalent is not included in the denominator when calculating diluted earnings per common share if the effect of such common stock equivalent would be anti-dilutive. The following potentially dilutive outstanding common stock equivalents were excluded from diluted net income per share because of their anti-dilutive effect:

	For the Year Ended December 31,
	2024	2023
Options outstanding	3,533,693	3,836,328
Warrant outstanding	2,116,250	2,116,250
Unvested restricted stock units	734,236	977,392
Totals	6,384,179	6,929,970

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

If taxes relating to product sales should be collected from customers and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the year ended December 31, 2024.

For the year ended December 31, 2024, four customers individually comprised approximately 28.4%, 18.8%, 14.1% and 12.3% respectively, of the Company’s total product revenue. For the year ended December 31, 2023, four customers individually comprised approximately 31.4%, 17.2%, 15.2% and 11.9%, respectively, of the Company’s total product revenue. For the year ended December 31, 2022, two major customers accounted for approximately 35% and 20%, respectively, of the Company’s total product revenue.

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

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analysis also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2024 and, therefore, the transaction price was not reduced further during the year ended December 31, 2024. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

License fees under the sub-license agreements include one-time upfront payments when each sub-license agreement was executed and potential additional one-time milestone payments due to the Company upon successful completion of certain performance obligations, such as achieving regulatory approvals or sales target thresholds, and potential double-digit royalties on sales of the licensed product, calculated as a percentage of net sales of the licensed product throughout each sub-licensee’s respective territory. As of December 31, 2024, the total potential milestone payments that would be due to the Company upon achievement of all respective performance obligations under the sub-license agreements is approximately $579.8 million. At this time, the Company cannot estimate if or when these milestone-related performance obligations might be achieved.

In September 2024, the Pharmacovigilance Risk Assessment Committee approved a change in existing post approval requirements for overall results and a reduction in sample size for the Pierre Fabre NERLYFE post-marketing study in Europe. As of December 31, 2024, there is a post-marketing liability of $4.6 million, and the final costs of the study are being assessed. Any adjustment to the liability will be recorded as license revenue as the original $9.0 million estimate in study costs were recorded as a reduction to license revenue.

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

Royalty Expenses

Royalties incurred in connection with the Company’s license agreement with Pfizer, as disclosed in Note 13–Commitments and Contingencies, are expensed to cost of sales as revenue from product sales is recognized.

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

Warrants

Warrants (see Note 10–Stockholders’ Equity (Deficit) for further details) granted to employees and non-employees are normally valued at the fair value of the instrument on the grant date and are recognized in the statement of operations over the requisite service period. When the requisite service period precedes the grant date and a market condition exists in the warrant, the Company values the warrant using the Monte Carlo Simulation Method. When the terms of the warrant become fixed, the Company values the warrant using the Black-Scholes Option Pricing Method. As allowed by ASC 718, the Company’s estimate of expected volatility is based on its average volatilities using its past nine years of publicly traded history. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant valuation. In determining the value of the warrant until the terms are fixed, the Company factors in the probability of the market condition occurring and several possible scenarios. When the requisite service period precedes the grant date and is deemed to be complete, the Company records the fair value of the warrant at the time of issuance as an equity stock-based compensation transaction. The grant date is determined when all pertinent information, such as exercise price and quantity are known.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2024, the Company’s uncertain tax positions include a reserve for its R&D credits.

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

Restricted Cash

Restricted cash represents cash held at financial institutions that is pledged as collateral for stand-by letters of credit for lease and legal verdict commitments. The lease related letters of credit will expire at the end of the respective lease terms through 2026. At December 31, 2024 and 2023, the Company had restricted cash in the amount of $2.1 million.

Investment Securities

The Company classifies all investment securities (short-term and long-term) as available-for-sale, as the sale of such securities may be required prior to maturity to implement management’s strategies. These securities are carried at fair value, with the unrealized gains and losses, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. In accordance with ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, credit losses on available-for-sale securities are reported using an expected loss model and recorded to an allowance. No material credit losses on available-for-sale securities were recognized in the years ending December 31, 2024, Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned.

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

Following are the major categories of assets measured at fair value on a recurring basis as of December 31, 2024 and 2023, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

December 31, 2024	Level 1	Level 2	Level 3	Total
Cash equivalents	$16,996	$38,102	$—	$55,098
U.S. Government	17,568	—	—	17,568
Commercial paper	—	14,178	—	14,178
	$34,564	$52,280	$—	$86,844

December 31, 2023	Level 1	Level 2	Level 3	Total
Cash equivalents	$29,068	$8,490	$—	$37,558
U.S. Government	$3,444	$—	$—	$3,444
Commercial paper	—	7,910	—	7,910
Totals	$32,512	$16,400	$—	$48,912

The Company’s investments in commercial paper, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
December 31, 2024	(in years)	Cost	Gains	Losses	Fair Value
Cash equivalents		$55,095	$3	$—	$55,098
U.S. Government	Less than 1	17,564	6	(2)	17,568
Commercial paper	Less than 1	14,179	7	(8)	14,178
Totals		$86,838	$16	$(10)	$86,844

	Maturity	Amortized	Unrealized		Estimated
December 31, 2023	(in years)	Cost	Gains	Losses	Fair Value
Cash equivalents		$37,561	$—	$(3)	$37,558
U.S. Government		$3,443	$1	$—	$3,444
Commercial paper	Less than 1	7,912	1	(3)	7,910
Totals		$48,916	$2	$(6)	$48,912

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, marketable securities, and accounts receivable, net. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at December 31, 2024, were approximately $70.5 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

The Company sells its products in the United States primarily through specialty pharmacies and specialty distributors. Therefore, wholesale distributors and large pharmacy chains account for a large portion of its accounts receivables, net and product revenues, net. The creditworthiness of its customers is continuously monitored, and the Company has internal policies regarding customer credit limits. The Company estimates an allowance for credit loss primarily based on the credit worthiness of its customers, historical payment patterns, aging of receivable balances and general economic conditions. The Company recorded $0.5 million credit loss recovery in the year ended December 31, 2024. The Company recorded $0.9 million credit loss expense in the year ended December 31, 2023, and no such expense in the year ended December 31, 2022.

As of December 31, 2024 and 2023, accounts receivable from individual customers with balances due in excess of 10% of total accounts receivable totaled $22.9 million and $32.3 million, respectively.

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

Inventory

The Company values its inventories at the lower of cost and estimated net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis and uses standard costing. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within the cost of sales in the consolidated statements of operations. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded as a cost of sales in the consolidated statements of operations.

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

The Company’s inventory balances are as follows:

	December 31, 2024	December 31, 2023
Raw materials	$7,183	$5,693
Work-in-process (materials, labor and overhead)	758	820
Finished goods (materials, labor and overhead)	783	567
Total inventories	$8,724	$7,080

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

The Company reviews its long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as required by ASC Topic 360, Property, Plant, and Equipment (“ASC 360”). The Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows over the life of the asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would then determine the fair value of the long-lived asset and recognize an impairment loss for the amount in excess of the carrying value. No impairments were recorded during the year ended December 31, 2024 and an impairment charge of $0.6 million was recorded during the year ended 2023 related to a sublease.

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

Leases are classified as financing or operating, which will drive the expense recognition pattern. The Company elects to exclude short-term leases if and when the Company has them. For additional information, see Note 6–Leases.

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

The incremental borrowing rate (“IBR”) represents the rate of interest the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. As the implicit rate on the Company’s leases are not readily determinable, the Company uses its IBR based on the information available at the commencement date in determining the present value of lease payments. The Company’s average IBR for existing leases as of December 31, 2024 was 10.9%.

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

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or non-clinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales of the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each asset group to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. In connection with the FDA approval of NERLYNX in July 2017, the Company triggered a one-time milestone payment pursuant to its license agreement with Pfizer. In June 2020, the Company entered into a letter agreement with Pfizer relating to the method of payment associated with a milestone payment under the Company’s license agreement with Pfizer (see Note 13–Commitments and Contingencies). The Company capitalized the milestone payments as an intangible asset and is amortizing the asset to cost of sales on a straight-line basis over the estimated useful life of the licensed patent through 2030. In addition, the Company reached a commercial milestone by achieving aggregate worldwide net sales of $250 million in calendar year 2022, resulting in a payable to Pfizer of $12.5 million as of December 31, 2022. The Company capitalized this milestone as an intangible asset and accrued in-licensed rights on the accompanying consolidated balance sheets and payment was made in the first quarter of 2023. The Company recorded amortization expense related to its intangible assets of $9.7 million, $9.7 million, and $8.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, estimated future amortization expense related to the Company’s intangible asset was approximately $9.7 million for each year from 2025 through 2029, and $2.4 million for 2030.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures: The ASU requires more detailed information about specified categories of expenses included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and related disclosures.

Accounting Pronouncements Adopted During the Current Year

Segment Reporting Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard expands reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit (referred to as the “significant expense principle”). We have adopted this standard for our fiscal year 2024 annual financial statements and interim financial statements thereafter and have applied this standard retrospectively for all prior periods presented in the financial statements. See Segment Reporting in Note 2–Significant Accounting Policies above for further information.

Note 3—Accounts Receivable

Accounts receivable, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Trade accounts receivable	$26,362	$27,669
Royalty revenue receivable	6,011	21,049
Total accounts receivable	$32,373	$48,718

Allowance for credit losses	(362)	(881)
Total accounts receivable, net	$32,011	$47,837

Trade accounts receivable consist entirely of amounts owed from the Company’s customers related to product sales. Royalty revenue receivable represents amounts owed related to royalty revenue recognized based on the Company’s sub-licensees’ sales in their respective territories in the years ended December 31, 2024 and 2023.

For all accounts receivable, the Company recognized credit losses based on lifetime expected losses. In determining estimated credit losses, the Company evaluated its historical loss rates, current economic conditions and reasonable and supportable forecasts of future economic conditions. The Company recorded a recovery of credit loss expense of $0.5 million in year ended December 31, 2024. The Company recorded $0.9 million credit loss expense in the year ended December 31, 2023, and no such expense in the year ended December 31, 2022.

Note 4—Prepaid Expenses and Other

Prepaid expenses and other consisted of the following at December 31 (in thousands):

	December 31, 2024	December 31, 2023
Current:
CRO services	$81	$6
Other clinical development	347	534
Insurance	1,078	1,403
Professional fees	731	1,081
Prepaid Taxes	21
Other	3,609	1,393
	5,867	4,417
Long-term:
CRO services	52	—
Insurance	11	—
Other clinical development	102	210
Other	119	2,524
	284	2,734
Totals	$6,151	$7,151

Other current prepaid amounts consist primarily of deposits, signing bonuses, licenses, subscriptions and software, and prefunding of reimbursement claims.

Note 5—Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	December 31, 2024	December 31, 2023
Leasehold improvements	$3,779	$3,779
Computer equipment	2,150	2,095
Telephone equipment	95	302
Furniture and fixtures	2,359	2,359
Total property and equipment	8,383	8,535
Less: accumulated depreciation	(7,868)	(7,680)
Property and equipment, net	$515	$855

For the years ended December 31, 2024, 2023 and 2022, the Company incurred depreciation expense of $0.4 million, $0.4 million, and $0.6 million, respectively.

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

Total rent expense for years ended December 31, 2024, 2023 and 2022 was approximately $4.9 million for each year. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first obtains control of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. The Company’s office and equipment leases generally have contractually specified minimum rent and annual rent increases are included in the measurement of the ROU asset and related lease liability. Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in selling, general and administrative costs in the consolidated statements of operations when they are incurred. Variable lease payments not included in the lease liability were $0.7 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively.

The future minimum lease payments under ASC 842 as of December 31, 2024 were as follows (in thousands):

Amount
2025	5,983
2026	1,508
Total minimum lease payments	$7,491
Less: imputed interest	(457)
Total lease liabilities	$7,034

In February 2019, the Company entered into a long-term sublease agreement for 12,429 square feet of the office space in Los Angeles, California. Also, in August 2023, the Company entered into a long-term sublease agreement for an additional 13,916 square feet of the office space in Los Angeles, California, which commenced in  November 2023. As a result of the long-term sublease entered during 2023, the Company recorded an impairment expense on the right-of-use asset of approximately $0.6 million. For both subleases, the term of the leases were to run until  March 2026 and the rent amounts payable to the Company increase approximately 3% per year. The February 2019 sublease was terminated in December 2024. As a result, the Company received $0.7 million, which approximated the sublease rental payments on the remaining lease term. The Company recorded sublease income of $1.4 million, $0.5 million and $0.5 million for the years ended  December 31, 2024, 2023 and 2022, respectively, in other income (expenses) in the consolidated statements of operations.

The future minimum lease payments to be received as of December 31, 2024 were as follows (in thousands):

Amount
2025	519
2026	132
Total	$651

Supplemental cash flow information related to leases for the year ended December 31, 2024:

Supplemental cash flow information related to leases for the twelve months ended December 31, 2024:
Operating cash flows used for operating leases (in thousands)	$6,473
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted-average remaining lease term (in years)	1.2
Weighted average discount rate	10.9%

Note 7—Intangible Assets

Intangible assets consisted of the following at December 31 (in thousands):

	December 31, 2024	December 31, 2023
Acquired and in-licensed rights	$102,500	$102,500
Less: accumulated amortization	(51,369)	(41,629)
Total intangible assets, net	$51,131	$60,871

Estimated future intangible amortization expense as of  December 31, 2024 is as follows (in thousands):

2025	9,739
2026	9,739
2027	9,739
2028	9,739
2029	9,739
Thereafter	2,436
Totals	$51,131

Note 8—Accrued Expenses

Accrued expenses consisted of the following at December 31 (in thousands):

	December 31, 2024	December 31, 2023
Current:
Accrued legal verdict expense	$—	$7,706
Accrued royalties	10,169	16,496
Accrued CRO services	1,035	940
Accrued variable consideration	10,829	9,388
Accrued bonus	7,976	5,900
Accrued compensation	4,368	4,379
Accrued other clinical development	935	1,044
Accrued professional fees	341	245
Accrued legal fees	1,095	1,589
Accrued manufacturing costs	39	4,521
Other	111	513
	36,898	52,721
Long-term:
Accrued other liabilities	121	121
	121	121
Totals	$37,019	$52,842

Included in accrued liabilities is approximately $7.7 million ($8.0 million net of imputed interest) as of December 31, 2023 that was related to Eshelman v. Puma Biotechnology, Inc., et al. On November 10, 2022, the Company announced the parties entered into a settlement agreement. Pursuant to the settlement agreement, Dr. Eshelman filed a Stipulation of Voluntary Dismissal with Prejudice on November 7, 2022, and the Company agreed to pay Dr. Eshelman $16.0 million. The settlement amount was paid in two separate payments. The first payment of $8.0 million was paid in January 2023, and the second payment of $8.0 million was paid in October 2024.

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

Other accrued expenses consist primarily of grants, software and taxes.

Note 9—Debt

Long-term debt consisted of the following at December 31, 2024 (in thousands):

	December 31, 2024	Maturity Date
Total debt, inclusive of $2.0 million exit payment	$102,000	July 23, 2026
Less: unamortized debt issuance costs and discounts	(956)
Less: current portion	(45,329)
Less: debt repayment	(33,996)
Total long-term debt, net	$21,719

Athyrium Note Purchase Agreement

The Company issued senior notes for an aggregate principal amount of $100.0 million pursuant to a note purchase agreement dated July 23, 2021 by the Company, and its subsidiary, and Athyrium, as Administrative Agent, and certain other investor parties (the “Note Purchase Agreement”), with an initial maturity date of July 23, 2026 (the “Athyrium Notes”). The Athyrium Notes were issued for face amount of $100.0 million net of an original issue discount of $1.5 million. The Athyrium Notes also require a 2.0% exit payment to be made on each payment of principal. The borrowings under the Athyrium Notes, together with cash on hand, were used to repay the Company’s outstanding indebtedness, including the applicable exit and prepayment fees owed to lenders under our prior credit facility with Oxford. The Athyrium Notes are secured by substantially all of the Company’s assets. The Company incurred $1.9 million of deferred financing costs with the borrowing.

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

Following the effectiveness of the Third Amendment, the Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) the lesser of (i) the sum of (x) three-month term SOFR for an interest period of three months plus (y) 0.26161% (26.161 basis points) and (ii) three and one-half of one percent (3.50%) per annum. Interest is payable quarterly on the last business day of March, June, September and December each year. In the second quarter of 2024, the Company began paying the principal payments required to be made quarterly at 11.11% of the original face amount. The remaining balance will be paid at maturity. Each principal payment also includes a 2.0% exit payment. Each quarterly principal payment approximates $11.1 million, and each quarterly exit fee payment approximates $0.2 million. As of December 31, 2024, the effective interest rate for the loan was 12.99%.

As of December 31, 2024, the Company  may prepay the outstanding principal balance of the notes, in whole or in part, without premium or penalty.

The Athyrium Notes include affirmative and negative covenants applicable to the Company. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, and satisfy certain requirements regarding deposit accounts. The negative covenants include, among others, restrictions on the Company’s transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions. The Company is also required to maintain minimum cash balances and achieve certain minimum product revenue targets, measured as of the last day of each fiscal quarter on a trailing year-to-date basis. As of December 31, 2024, the Company was in compliance with such covenants.

As of December 31, 2024, the principal balance outstanding under the Athyrium Notes was $66.7 million, representing all of the Company’s debt.

The future minimum principal and exit payments under the Athyrium Notes as of December 31, 2024, were as follows (in thousands):

Amount
2025	45,329
2026	22,674
Total	$68,003

Debt Issuance Costs and Discounts

Debt issuance costs and discounts consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Debt issuance costs and discounts (Athyrium Notes)	$5,410	$5,410
Less: accumulated amortization	(4,454)	(3,066)
Included in long-term debt	$956	$2,344

Debt issuance costs and discounts are financing costs related to the Company’s outstanding debt. Amortization of debt issuance costs is expensed using the effective interest method and is included in interest expense in the consolidated statements of operations. For the years ended December 31, 2024, 2023 and 2022, the Company recorded approximately $1.4 million, $1.3 million and $1.2 million, respectively, of interest expense related to the amortization of debt issuance costs, discounts and exit fees in the consolidated statements of operations.

Note 10—Stockholders’ Equity (Deficit)

Common Stock

The Company issued 64,118 shares of common stock upon exercise of stock options for the year ended December 31, 2024 and did not issue any shares of common stock in 2023 or 2022. The Company issued 1,394,929, 1,301,127 and 1,017,744 shares of common stock upon vesting of RSUs during the years ended December 31, 2024, 2023 and 2022, respectively.

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

As a result of this amendment, the Company recorded additional stock-based compensation in the amount of $13.6 million which was included in selling, general and administrative expense for the year ended December 31, 2021. The fair value of the additional stock-based compensation was estimated using the Black-Scholes Option Pricing Method (see Note 2–Significant Accounting Policies) with the following assumptions as of June 15, 2021, the date of the modification.

Dividend yield	0.0%
Expected volatility	87.0%
Risk-free interest rate	0.8%
Expected life in years	5.31

Stock Options and Restricted Stock Units

The Company’s 2011 Incentive Award Plan (“2011 Plan”) was adopted by the Company’s Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. On April 1, 2021, the Board of Directors adopted an amendment to the 2011 Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder by 2,000,000 shares. The amendment was approved by the Company's stockholders on June 15, 2021. On  June 18, 2024, the stockholders of the Company approved an amendment to the Company’s 2011 Plan, increasing the number of authorized shares of the Company’s common stock that  may become issuable under the 2011 Plan by 3,000,000 shares and extending the period during which incentive stock options  may be granted. As of December 31, 2024, a total of 17,529,412 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

As of December 31, 2024, 4,701,229 shares of the Company’s common stock are issuable upon the exercise of outstanding awards granted under the 2011 Plan and 4,332,622 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The Company awarded only “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107, or Share Based Payment. The fair value of options granted to employees and non-employees was estimated using the Black-Scholes Option Pricing Method (see Note 2–Significant Accounting Policies) with the following weighted-average assumptions used during the years ended December 31:

	2024	2023
Dividend yield	0.0%	0.0%
Expected volatility	85.8%	85.5%
Risk-free interest rate	4.1%	3.9%
Expected life in years	5.55	5.63

The Company’s 2017 Employment Inducement Incentive Award Plan (“2017 Plan”) was adopted by the Company’s Board of Directors on April 27, 2017. Pursuant to the 2017 Plan, the Company may grant stock options and restricted stock units, as well as other forms of equity-based compensation to employees, as an inducement to join the Company. The maximum term of stock options granted under the 2017 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. On July 15, 2021, the Board of Directors adopted an amendment to the 2017 Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder by 1,000,000 shares. As of December 31, 2024, a total of 3,000,000 shares of the Company’s common stock have been reserved for issuance under the 2017 Plan. As of December 31, 2024, 640,148 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2017 Plan, and 1,156,921 shares of the Company’s common stock are available for future issuance under the 2017 Plan.

Stock-based compensation expense was as follows for the years ended December 31 (in thousands):

	For the Year Ended
	December 31,
	2024	2023	2022
Stock-based compensation:
Options:
Selling, general, and administrative	$1,625	$2,510	$2,993
Research and development	290	611	553
Restricted stock units:
Selling, general, and administrative	3,941	4,398	5,054
Research and development	2,389	2,728	3,226
Total stock-based compensation expense	$8,245	$10,247	$11,826

Stock Option Rollforward

Activity with respect to options granted under the 2011 Plan and 2017 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	4,418,681	$51.70	5.2	$1,105
Granted	441,430	$6.33	7.9	—
(Forfeited)	(105,646)	$5.78	—	—
(Exercised)	(64,118)	$2.33	—	—
(Expired)	(638,419)	$146.47	—	—
Outstanding at December 31, 2024	4,051,928	$33.80	5.0	$313
Vested and expected to vest at December 31, 2024	4,051,928	$33.80	5.0	$313
Exercisable	3,621,314	$37.16	4.5	$311

At December 31, 2024, total estimated unrecognized compensation cost related to non-vested stock options granted prior to that date was approximately $0.9 million, which is expected to be recognized over a weighted-average period of 1.0 years. At December 31, 2024, the total estimated unrecognized compensation cost related to non-vested RSUs was approximately $4.0 million, which is expected to be recognized over a weighted-average period of 1.0 years. The weighted-average grant date fair value of options granted during the years ended December 31, 2024, 2023 and 2022, was $4.57, $3.17 and $1.72 per share, respectively. The weighted-average grant date fair value of RSUs awarded during the year ended  December 31, 2024, 2023 and 2022 was $5.86, $3.96 and $2.49, respectively.

Restricted Stock Unit Rollforward

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2023	1,624,972	$3.96
Granted	1,268,570	$5.86
(Forfeited)	(209,164)	$4.89
(Vested)	(1,394,929)	$4.46
Nonvested shares at December 31, 2024	1,289,449	$5.14

Note 11—401(k) Savings Plan

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $1.6 million, $1.6 million, and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 12—Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with Accounting Standards Codification Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

The components of income before income taxes for the years ended  December 31 (in thousands) are as follows:

	2024	2023	2022
Domestic	$24,100	$22,674	$457
Foreign	—	—	—
Income Before Income Taxes	$24,100	$22,674	$457

The provisions of income taxes are summarized as follows (in thousands):

	2024	2023	2022
Current:
Federal	$—	$—	$—
State	722	905	363
Foreign	175	178	92
	897	1,083	455
Deferred:
Federal	(6,632)	—	—
State	(443)	—	—
	(7,075)	—	—
Total	$(6,178)	$1,083	$455

The provision for income taxes in the accompanying consolidated statements of operations differs from the amount calculated by applying the statutory income tax rate to income (loss) from continuing operations before income taxes. Approximately $7.1 million of the $25.3 million change in valuation allowance is attributable to a partial valuation allowance release (see further discussion within the tax footnotes below). Approximately $12.2 million of tax expense is due to stock-based compensation expense shortfall, the expiration of vested stock options, and non-deductible stock-based compensation. Approximately $1.5 million of the tax benefits are due to R&D tax credits, net of a $0.4 million reserve related to unrecognized tax benefits for the method of allocation of expenses used in the R&D credit calculation. The primary components of such differences are as follows as of December 31 (in thousands):

	2024	2023	2022
Tax computed at the federal statutory rate	$5,061	$4,488	$96
State taxes	744	1,312	485
Foreign taxes	175	178	92
Permanent items	12,946	4,837	6,864
R&D credits	(1,532)	(1,806)	(1,490)
Prior year adjustment	1,697	(1,715)	(455)
Change in valuation allowance	(25,269)	(6,211)	(5,137)
Total provision	$(6,178)	$1,083	$455

Temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes give rise to the Company’s deferred income taxes. The components of the Company’s net deferred tax assets as of December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$232,184	$240,960	$253,544
Business credit carryforwards	63,175	62,051	59,726
Compensation	26,081	37,946	37,876
Sec 174 R&D expenses	23,933	19,882	10,371
Accrued expenses	90	261	3,878
Carryforward of disallowed interest	—	1,477	4,761
Accrued legal verdict	—	1,976	50
Other deferred tax assets	4,745	4,231	3,560
Lease liabilities	1,764	3,034	4,035
Gross deferred tax assets	351,972	371,818	377,801
Valuation allowance	(343,482)	(368,751)	(374,962)
Net deferred tax assets	8,490	3,067	2,940
Deferred tax liabilities:
Other deferred tax liabilities	(70)	(149)	(211)
Right of use assets	(1,148)	(1,997)	(2,870)
Inventory	(197)	(921)	141
Total deferred tax liabilities	(1,415)	(3,067)	(2,940)
Net deferred tax assets (liability)	$7,075	$—	$—

As of December 31, 2023, the Company had deferred tax assets totaling $371.8 million, primarily attributable to net operating loss (NOL) carryforwards and R&D tax credit carryforwards. A valuation allowance of $368.8 million had been established in prior periods as the management concluded it was more likely than not that the asset will not be realized.

During the year ended December 31, 2024, the Company has recorded a net decrease in the valuation allowance of $25.3 million. The decrease is attributable to recognizing  $18.2 million of net deferred tax assets primarily related to utilization of net operating losses and stock based compensation. The remaining change is attributable to a partial valuation allowance release of $7.1 million driven by forecasted earnings in 2025. The remaining valuation allowance of $343.5 million reserves against deferred tax assets that are more likely than not to not be recognized, as the Company's forecasted profitability is uncertain beyond 2025 due to various risks which are further outlined in ITEM 1A. RISK FACTORS.

Management’s decision to release a portion of the valuation allowance was based on an assessment of both positive and negative evidence, as required under ASC 740.

Positive evidence supporting the partial release included:

•	Three consecutive years of cumulative pretax income, indicating a trend of profitability.

•	Projected earnings in 2025, increasing the likelihood of realizing certain deferred tax assets.

Negative evidence that led to retaining a portion of the valuation allowance included:

•	Competitive pressure and risks of alternative treatments, potential impacting market share on our commercial product, NERLYNX.

•	Future profits are contingent on the successful clinical development and approval of pipeline products.

•	Future limitations on the utilization of NOL and R&D tax credits.

•	The Company does not have material deferred tax liabilities (DTLs) to offset deferred tax assets (DTAs).

As of December 31, 2024, the remaining valuation allowance of $343.5 million continues to reflect management’s assessment of uncertainties related to the realization of certain net operating losses and R&D tax credit carryforwards, which remain subject to expiration or utilization limitations. The decision to retain the remaining valuation allowance was based on inherent uncertainty in future taxable income.

The partial release of the valuation allowance decreased the effective tax rate by 29.36%.

Management will continue to evaluate the realizability of deferred tax assets on a quarterly basis.

At December 31, 2024, the Company had federal and state net operating loss carryforwards respectively of approximately $834.5 million and $833.8 million, respectively,  which will begin to expire respectively in 2035 and 2036. At December 31, 2024, the Company also has federal research and development credit carryforwards of approximately $40.5 million. If not utilized, the research and development credit carryforwards will begin expiring in 2033. The Company has state research and development credit carryforwards of approximately $25.7 million which do not expire. Pursuant to the Internal Revenue Code, Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards could be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company performed an assessment of the potential limitation on net operating loss and credit carryforwards, and concluded that there will be no limitation for the tax year 2024 for federal purposes.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits at December 31 (in thousands):

	2024	2023	2022
Unrecognized tax benefits - January 1	$2,811	$2,522	$4,261
Gross decreases - tax positions in a prior period	(143)	(163)	(2,113)
Gross increases - tax positions in a current period	377	452	374
Unrecognized tax benefits - December 31	$3,045	$2,811	$2,522

During prior period we completed research and development credit study. As a result of the study, we computed our credit under safe harbor rules which when applied consistently result in more conservative approach of calculating the amount of credit. We concluded that a release of uncertain tax benefits for the portion of the R&D credit attributable to safe harbor was appropriate and released a portion of previously recorded uncertain tax positions reserve.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the federal and state jurisdictions where applicable. The Company is currently pending a federal income tax examination for the fiscal year ended December 31, 2022. The Company’s tax years for 2012 and forward are subject to examination by the federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

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

As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones totaling approximately $187.5 million if all such milestones are achieved, of which $102.5 million have been achieved as of December 31, 2024. In connection with the FDA approval of NERLYNX in July of 2017, the Company triggered a one-time milestone payment pursuant to the agreement. In June 2020, the Company entered into a letter agreement (the “Letter Agreement”), with Pfizer relating to the method of payment associated with a one-time milestone payment under the license agreement with Pfizer. The Letter Agreement permitted the Company to make the milestone payment in installments with the remaining amount payable to Pfizer (including interest). The milestone payment accrued interest at 6.25% per annum. The milestone payment including accrued interest of $1.8 million was paid in full in September 2021. In addition, the company reached a commercial milestone by achieving aggregate worldwide net sales of $250 million in calendar year 2022, resulting in a payable to Pfizer of $12.5 million as of December 31, 2022. The commercial milestone payable is included in accrued in-licensed rights on the accompanying consolidated balance sheets and was paid in February 2023.

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

Takeda License Agreement

In September 2022, the Company entered into an exclusive license agreement with Takeda to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of Aurora Kinase A. Under the terms of the exclusive license agreement, the Company assumed sole responsibility for the global development and commercialization of alisertib. The Company paid Takeda an upfront license fee of $7.0 million in October 2022 and is eligible to receive potential future milestone payments of up to $287.3 million upon the Company’s achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. The Company recorded in-process research and development expense of $7.0 million in connection with the up-front payment related to the asset acquisition. As of  December 31, 2024, no milestones had been accrued as the underlying contingencies were not considered probable.

Clinical Trial Contracts

The Company engages with CROs and contract manufacturing organizations (“CMOs”) in addition to engaging in contracts for the management of its ongoing clinical trials and pre-commercialization efforts. The Company may cancel these agreements with a 30 to 45 day written notice to the outside vendor. The Company would be obligated to pay for services rendered up to that point, which amounts to total contractual obligations of approximately $42.3 million within the next twelve months. The contracts also contain variable costs that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary, and therefore, are not included in the total obligations amount. Included in the total contractual obligations amount above are payments to be made when milestones are reached. As of December 31, 2024, the Company's obligations for potential milestone payments totaled approximately $16.3 million. This amount will be paid by the Company if all milestones are reached and would reduce the overall contractual obligation if one or more milestone is never reached.

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

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ‘314 patent”) and 10,596,162 (“the ‘162 patent”) (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ‘314 and ‘162 patents. The Company is an exclusive licensee of the ‘314 and ‘162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of unclean hands and patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. A Markman Hearing was conducted on March 17, 2023, and the Court issued its claim construction decision on March 29, 2023. Fact discovery closed on May 19, 2023, and expert discovery closed on November 17, 2023. The Court denied the parties’ respective motions for summary judgment and Daubert motions, other than to clarify that Plaintiffs’ damages cannot extend to any time period before the asserted patents were issued. The Court granted AstraZeneca’s motion to dismiss the Company as a Plaintiff on constitutional standing grounds but denied the motion to dismiss Wyeth as a Plaintiff on constitutional standing grounds. On April 29, 2024, the Court granted AstraZeneca’s motion to dismiss AstraZeneca’s counterclaims against the Company, which removed the Company from the case. Wyeth remained in the case as a Plaintiff and counterclaim-defendant. Under the Company’s worldwide exclusive license agreement with Pfizer, Inc. (the parent of Wyeth) as amended, the Company also maintains contractual rights to recover monetary damages in the AstraZeneca litigation, and those contractual rights are unaffected by the court’s March 18, 2024 and April 29, 2024 orders. A jury trial was held May 13-17, 2024. The jury found in favor of Wyeth and against AstraZeneca. In particular, the jury found that use of Tagrisso® according to each of the three FDA-approved indications infringes the asserted claims of the ‘314 and ‘162 patents, and that AstraZeneca induces that infringement. The jury further rejected AstraZeneca’s challenges to the validity of the patents, finding that they are not invalid. The jury awarded damages to Wyeth for past acts of infringement through December 31, 2023, in the amount of $107,500,000. A separate bench trial related to certain equitable claims and defenses raised by AstraZeneca was held before Judge Kennelly on June 20 and 25, 2024. On August 6, 2024, Judge Kennelly issued his ruling on the issues that were tried in the bench trial, finding for Wyeth and against AstraZeneca on all claims and defenses. The Court found that AstraZeneca had not proved its claim that Wyeth’s asserted patents were invalid as indefinite, or that Wyeth had committed acts that would give rise to findings of unclean hands, implied waiver, or patent misuse. AstraZeneca has filed a motion challenging the jury’s verdict and requesting a new trial. Wyeth has filed a motion requesting supplemental damages for past infringement from January 1, 2024, through the date of judgment; pre-and-post judgment interest, and ongoing royalties through the remaining term of the patents. Briefing on these motions from both sides was completed on July 16, 2024. On August 14, 2024, Judge Kennelly ruled on AstraZeneca’s motion challenging the jury’s verdict, granting it in part and denying it in part. The Court granted AstraZeneca’s motion for judgment as a matter of law that the '314 and '162 patents are invalid under 35 U.S.C. § 112 for lacking enablement and adequate written description as to a particular claim limitation. In all other respects, the Court denied AstraZeneca’s motion. The Court entered its final and appealable judgment accordingly. The Company respectfully disagrees with the Court’s ruling regarding invalidity with respect to the particular claim limitation. Wyeth filed a notice of appeal on September 12, 2024 appealing the District Court’s judgment as a matter of law, as well as other rulings and opinions of the Court adverse to Wyeth. Wyeth filed its opening brief on appeal to the Federal Circuit on December 18, 2024.

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

On September 27, 2024, the Company filed an additional patent infringement claim against Acebright at Jiangsu Nanjing Intermediate People’s Court. On October 14, 2024, the Court accepted the complaint and designated case number (2024) Su 01 Min Chu 2192 to this case. On December 16, 2024, the Court conducted an evidence exchange hearing. On January 10, 2025, the Court conducted a hearing of party experts on the evaluation of evidence.

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

On December 28, 2022, the Company submitted four Article 76 petitions against the Aosaikang ANDA with the CNIPA and requested administrative determination that Aosaikang’s generic neratinib tablet falls within the scope of the claims of the four Orange Book patents. On January 6, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to Patent Nos. ZL201410082103.7 and ZL201080060546.6. Also on January 6, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to Patent Nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall within the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On January 28, 2023, the Company requested the NMPA to institute a nine-month stay against Aosaikang ANDA starting from the CNIPA’s acceptance of the Company’s request for administrative determination. On June 2, 2023, CNIPA decided that the generic drug in Aosaikang’s ANDA does not fall within the protection scope of claims 1, 3, 5 and 6 of Patent No. ZL201410082103.7 and claims 1-4, 7 and 9-13 of Patent No. ZL201080060546.6. The two CNIPA administrative decisions on NERLYNX® Patents have lifted the stay of Aosaikang’s ANDA by NMPA. On October 22, 2024, the NMPA approved Aosaikang’s ANDA to market a generic version of the Company’s NERLYNX® in China with the approval number of GuoYaoZhunZi H20249180.

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