Form 10-Q/A
period 2025-03-31
PUMA BIOTECHNOLOGY, INC.
filed 2025-08-07
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 50,370,723 shares of Common Stock, par value $0.0001 per share, were outstanding as of August 4, 2025.

EXPLANATORY NOTE

Puma Biotechnology, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, which was originally filed with the Securities and Exchange Commission on May 8, 2025 (the “Original Filing”), to revise Part II “Item 5. Other Information” of the Original Filing to add a Rule 10b5-1 trading arrangement entered into by Troy Wilson, a member of the Company’s board of directors, adopted on March 12, 2025, which was inadvertently omitted from the disclosure included in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amendment.

This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment speaks as of the original filing date of the Original Filing, and does not modify, amend or update any other item or disclosures in the Original Filing.

PART II. OTHER INFORMATION

Item 5.	OTHER INFORMATION

Trading Plans

During the fiscal quarter ended March 31, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) who adopted or terminated contracts, instructions, written plans or arrangements for the purchase or sale of our securities are set forth in the table below:

			Trading Arrangement		Total Shares of Common
Name and Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Stock to be Sold	Expiration Date
Allison Dorval, Board Member	Adopt	March 12, 2025	X		Up to 23,220 shares	June 18, 2026
Alessandra Cesano, Board Member	Adopt	March 11, 2025	X		Up to 39,150 shares	December 18, 2025
Jay Moyes, Board Member	Adopt	March 12, 2025	X		Up to 44,000 shares	June 16, 2026
Troy Wilson, Board Member	Adopt	March 12, 2025	X		Up to 10,800 shares	June 15, 2026
Adrian Senderowicz, Board Member	Adopt	March 12, 2025	X		Up to 54,000 shares	June 26, 2026
Brian Stuglik, Board Member	Adopt	March 12, 2025	X		Up to 16,200 shares	June 26, 2026

  * Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

Item 6.	EXHIBITS The following exhibits are filed with this Quarterly Report on Form 10-Q/A.

Exhibit Number	Description

31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101	iXBRL (Inline Extensible Business Reporting Language) for the information under Part II, “Item 5, Other Information” of this Amendment No. 1 on Form 10-Q/A

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUMA BIOTECHNOLOGY, INC.

Date: August 6, 2025	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Maximo F. Nougues
Maximo Nougues
Chief Financial Officer
(Principal Financial and Accounting Officer)