Form 10-Q
period 2025-06-30
PUMA BIOTECHNOLOGY, INC.
filed 2025-08-07
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$54,662	$69,219
Marketable securities	41,362	31,746
Accounts receivable, net of allowance for credit loss of $213 and $362	25,910	32,011
Inventory	8,591	8,724
Prepaid expenses, current	3,889	5,867
Restricted cash, current	2,091	—
Other assets, current	73	91
Total current assets	136,578	147,658
Lease right-of-use assets, net	2,828	4,579
Property and equipment, net	388	515
Intangible assets, net	46,262	51,131
Restricted cash, long-term	—	2,091
Deferred tax assets	7,075	7,075
Prepaid expenses and other, long-term	1,785	284
Total assets	$194,916	$213,333
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,424	$5,509
Accrued expenses, current	31,797	36,898
Lease liabilities, current	4,364	5,540
Post-marketing commitment liability	3,294	2,835
Current portion of long-term debt	33,997	45,329
Other liabilities, current	223	—
Total current liabilities	79,099	96,111
Lease liabilities, long-term	—	1,494
Post-marketing commitment liability, long-term	230	1,763
Long-term debt, net	10,869	21,719
Other liabilities, long-term	—	121
Total liabilities	90,198	121,208
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 49,892,725 shares issued and outstanding at June 30, 2025 and 49,105,834 issued and outstanding at December 31, 2024	5	5
Additional paid-in capital	1,410,784	1,407,000
Accumulated other comprehensive (loss) income	(14)	6
Accumulated deficit	(1,306,057)	(1,314,886)
Total stockholders’ equity	104,718	92,125
Total liabilities and stockholders’ equity	$194,916	$213,333

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product revenue, net	$49,188	$44,395	$92,292	$84,674
Royalty revenue	3,248	2,688	6,151	6,175
Total revenue	52,436	47,083	98,443	90,849
Operating costs and expenses:
Cost of sales	12,301	10,658	22,857	21,386
Selling, general and administrative	18,047	24,972	35,651	46,722
Research and development	15,452	13,632	29,315	27,219
Total operating costs and expenses	45,800	49,262	87,823	95,327
Income (loss) from operations	6,636	(2,179)	10,620	(4,478)
Other income (expenses):
Interest income	956	1,244	2,057	2,216
Interest expense	(1,837)	(3,372)	(4,014)	(6,731)
Other income	410	156	769	247
Total other expenses, net	(471)	(1,972)	(1,188)	(4,268)
Net income (loss) before income taxes	$6,165	$(4,151)	$9,432	$(8,746)
Income tax expense	(310)	(378)	(603)	(598)
Net income (loss)	$5,855	$(4,529)	$8,829	$(9,344)
Net income (loss) per share of common stock—basic	$0.12	$(0.09)	$0.18	$(0.19)
Net income (loss) per share of common stock—diluted	$0.12	$(0.09)	$0.18	$(0.19)
Weighted-average shares of common stock outstanding—basic	49,700,217	48,292,414	49,648,246	48,240,835
Weighted-average shares of common stock outstanding—diluted	50,144,704	48,292,414	50,003,709	48,240,835

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$5,855	$(4,529)	$8,829	$(9,344)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax of $0	(3)	(6)	(20)	(28)
Comprehensive income (loss)	$5,852	$(4,535)	$8,809	$(9,372)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Three Months Ended June 30, 2025
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at March 31, 2025	49,615,174	$5	1,409,026	(11)	(1,311,912)	97,108
Stock-based compensation	—	—	1,628	—	—	1,628
Shares issued or restricted stock units vested under employee stock plans	277,551	—	130	—	—	130
Unrealized loss on available-for-sale securities	—	—	—	(3)	—	(3)
Net income	—	—	—	—	5,855	5,855
Balance at June 30, 2025	49,892,725	$5	$1,410,784	$(14)	$(1,306,057)	$104,718

For the Three Months Ended June 30, 2024
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at March 31, 2024	48,214,663	$5	$1,400,982	$(26)	$(1,349,979)	50,982
Stock-based compensation	—	—	2,062	—	—	2,062
Shares issued or restricted stock units vested under employee stock plans	245,457	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(4,529)	(4,529)
Balance at June 30, 2024	48,460,120	$5	$1,403,044	$(32)	$(1,354,508)	$48,509

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Six Months Ended June 30, 2025
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2024	49,105,834	$5	$1,407,000	$6	$(1,314,886)	$92,125
Stock-based compensation	—	—	3,654	—	—	3,654
Shares issued or restricted stock units vested under employee stock plans	786,891	—	130	—	—	130
Unrealized loss on available-for-sale securities	—	—	—	(20)	—	(20)
Net income	—	—	—	—	8,829	8,829
Balance at June 30, 2025	49,892,725	$5	$1,410,784	$(14)	$(1,306,057)	$104,718

For the Six Months Ended June 30, 2024
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2023	47,646,787	$5	$1,398,605	$(4)	$(1,345,164)	$53,442
Stock-based compensation	—	—	4,439	—	—	4,439
Shares issued or restricted stock units vested under employee stock plans	813,333	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	(9,344)	(9,344)
Balance at June 30, 2024	48,460,120	$5	$1,403,044	$(32)	$(1,354,508)	$48,509

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2025	2024
Operating activities:
Net income (loss)	$8,829	$(9,344)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,559	5,805
Stock-based compensation	3,654	4,439
Provision for credit loss recovery	(149)	(73)
Changes in operating assets and liabilities:
Accounts receivable, net	6,250	19,805
Inventory, net	133	(1,969)
Prepaid expenses and other	477	1,379
Other current assets	18	671
Accounts payable	(85)	6,611
Operating lease assets and liabilities, net	(919)	(750)
Accrued expenses and other	(4,999)	(13,716)
Post-marketing commitment liability	(1,074)	(585)
Net cash provided by operating activities	17,694	12,273
Investing activities:
Purchase of property and equipment	(81)	(20)
Purchase of available-for-sale securities	(34,420)	(44,892)
Maturity of available-for-sale securities	24,784	26,535
Net cash used in investing activities	(9,717)	(18,377)
Financing activities:
Net proceeds from shares issued under employee stock plans	130	—
Payment of debt	(22,220)	(11,110)
Payment of exit costs	(444)	(222)
Net cash used in financing activities	(22,534)	(11,332)
Net decrease in cash, cash equivalents and restricted cash	(14,557)	(17,436)
Cash, cash equivalents and restricted cash, beginning of period	71,310	86,676
Cash, cash equivalents and restricted cash, end of period	56,753	69,240

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases in accounts payable	$10	$10
Supplemental disclosure of cash flow information:
Interest paid	$3,532	$5,814
Income taxes paid	$1,030	$922

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

The Company has entered into other exclusive sub-license agreements with various parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved, in many regions outside the United States, including Europe, Australia, Canada, China, Southeast Asia, Israel, South Korea, Russia and various countries and territories in Central America, South America, Africa and the Middle East. The Company plans to continue to pursue commercialization of NERLYNX in other countries outside the United States, if approved.

In September 2022, the Company entered into an exclusive license agreement with a subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of Aurora Kinase A. Alisertib is an adenosine triphosphate–competitive and reversible inhibitor of Aurora Kinase A and results in disruption of mitosis, leading to apoptosis of rapidly proliferating tumor cells that are dependent on Aurora Kinase A. Alisertib has been tested in clinical trials in patients with metastatic cancers, including breast cancer, small cell lung cancer, head and neck cancer, ovarian cancer, peripheral T cell lymphoma and acute myeloid leukemia. Under the terms of the exclusive license agreement, the Company assumed sole responsibility for the global development and commercialization of alisertib. The Company paid Takeda an upfront license fee of $7.0 million in October 2022, and Takeda is eligible to receive potential future milestone payments of up to $287.3 million upon the Company’s achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. The Company recorded in-process research and development expense of $7.0 million during the year ended December 31, 2022, in connection with the upfront payment related to the asset acquisition. As of June 30, 2025, no milestones had been accrued as the underlying contingencies were not probable or estimable.

The Company has reported net income of approximately $8.8 million and cash provided by operations of approximately $17.7 million for the six months ended June 30, 2025. The Company’s commercialization, research and development or marketing efforts  may require funding in addition to the cash and cash equivalents and marketable securities totaling approximately $96.0 million at  June 30, 2025.

The Company believes that its existing cash and cash equivalents and marketable securities as of  June 30, 2025 and proceeds that will become available to the Company through product sales and sub-license payments are sufficient to satisfy its operating cash needs, including amounts due under the Company’s Note Purchase Agreement with Athyrium Opportunities IV Co-Invest 1 LP (“Athyrium”) (see Note 9—Debt), for at least one year after the filing of the Quarterly Report on Form 10-Q in which these financial statements are included. The Company continues to remain dependent on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib in the United States. While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future. The Company’s ability to obtain funding  may be adversely impacted by uncertain market and economic conditions, including the Company’s success in commercializing neratinib and unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. Additionally, the terms of the Company’s Note Purchase Agreement place restrictions on the Company’s ability to operate the business and on the Company’s financial flexibility, and the Company  may be unable to achieve the revenue necessary to satisfy the minimum revenue and cash balance covenants as specified in the agreement.

Since its inception through June 30, 2025, the Company’s financing has primarily consisted of proceeds from product, royalty and license revenue, public offerings of its common stock, private equity placements, and various debt instruments.

In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of our consolidated financial position as of  June 30, 2025. Such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 31, 2024 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the audited annual financial statements. The condensed consolidated results of operations for the quarter ended June 30, 2025 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending  December 31, 2025.

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

In addition to the significant expense categories included within consolidated net income (loss) presented on the Company's Condensed Consolidated Statements of Operations, see below for disaggregated amounts that comprise operating expenses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$12,301	$10,658	$22,857	$21,387
General and administrative	6,538	13,969	12,718	23,938
Commercialization	10,517	9,568	20,707	19,899
Research and development:
Clinical research and development	7,679	5,094	14,093	10,880
Medical affairs	1,631	933	2,784	2,194
Other research and development (1)	5,506	6,978	11,010	12,592
Operating costs and expenses	44,172	47,200	84,169	90,889
Stock based compensation	1,628	2,062	3,654	4,439
Total operating costs and expenses	$45,800	$49,262	$87,823	$95,327

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Options outstanding	3,865,148	4,645,280	3,993,693	4,645,280
Warrant outstanding	2,116,250	2,116,250	2,116,250	2,116,250
Unvested restricted stock units	525,067	999,608	519,545	999,608
Totals	6,506,465	7,761,138	6,629,488	7,761,138

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share of common stock computations is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$5,855	$(4,529)	$8,829	$(9,344)
Denominator:
Weighted average common stock outstanding for basic net income (loss) per share	49,700,217	48,292,414	49,648,246	48,240,835
Net effect of dilutive common stock equivalents	444,487	—	355,463	—
Weighted average common stock outstanding for diluted net income (loss) per share	50,144,704	48,292,414	50,003,709	48,240,835
Net income (loss) per share of common stock
Basic	$0.12	$(0.09)	$0.18	$(0.19)
Diluted	$0.12	$(0.09)	$0.18	$(0.19)

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

If taxes relating to product sales should be collected from customers and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the six months ended June 30, 2025 and 2024, respectively.

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

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not likely occur in a future period for the estimates detailed below as of June 30, 2025, and, therefore, the transaction price was not reduced further during the quarter ended June 30, 2025. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

As of June 30, 2025, the total potential milestone payments that would be due to the Company upon achievement of all respective performance obligations under the sub-license agreements is approximately $579.8 million. At this time, the Company cannot estimate if or when these milestone-related performance obligations might be achieved.

Royalty Revenue:

For sub-license agreements that are within the scope of ASC 606, the Company recognizes revenue when the related sales occur in accordance with the sales-based royalty exception under ASC 606-10-55-65.

Royalty revenue consists of consideration earned related to international sales of NERLYNX made by the Company’s sub-licensees in their respective territories. The Company recognizes royalty revenue when the performance obligations have been satisfied. The Company’s payment terms range between 10 and 60 days.

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

Stock-Based Compensation:

Stock Option Awards:

ASC Topic 718, Compensation-Stock Compensation (“ASC 718”) requires the fair value of all share-based payments to employees and non-employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. Under ASC 718, employee and non-employee option grants are generally valued at the grant date and those valuations do not change once they have been established. The fair value of each option award is estimated on the grant date using the Black-Scholes Option Pricing Method. As allowed by ASC 718, the Company’s estimate of expected volatility is based on its average volatility using its expective life, or approximately the last six years of publicly traded history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. Option forfeitures are estimated when the option is granted to reduce the option expense to be recognized over the life of the award. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools, actual forfeiture experience and other factors. The option expense is adjusted upon the actual forfeiture of a stock option grant and the Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Due to its limited history of stock option exercises, the Company uses the simplified method to determine the expected life of the option grants. Compensation expense related to modified stock options is measured based on the fair value for the awards as of the modification date. Any incremental compensation expense arising from the excess of the fair value of the awards on the modification date compared to the fair value of the awards immediately before the modification date is recognized at the modification date or ratably over the requisite service period, as appropriate.

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

Warrants:

Warrants (see Note 10—Stockholders’ Equity for further details) granted to employees and non-employees are normally valued at the fair value of the instrument on the grant date and are recognized in the statement of operations over the requisite service period. When the requisite service period precedes the grant date and a market condition exists in the warrant, the Company values the warrant using the Monte Carlo Simulation Method. When the terms of the warrant become fixed, the Company values the warrant using the Black-Scholes Option Pricing Method. As allowed by ASC 718, the Company’s estimate of expected volatility is based on its average volatility using its past nine years of publicly traded history. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant valuation. In determining the value of the warrant until the terms are fixed, the Company factors in the probability of the market condition occurring and several possible scenarios. When the requisite service period precedes the grant date and is deemed to be complete, the Company records the fair value of the warrant at the time of issuance as an equity stock-based compensation transaction. The grant date is determined when all pertinent information, such as exercise price and quantity are known.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2025, the Company’s uncertain tax positions include a reserve for its research and development credits.

On July 4, 2025, the “One Big Beautiful Bill” was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. The Company is currently evaluating the provisions of the new law and the potential effects on its financial position, results of operations, and cash flows. As of the date of these financial statements, the Company has not completed its assessment, and therefore no adjustments have been made. Additional disclosures will be provided in future periods as the impact of the legislation is determined.

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

Restricted Cash:

Restricted cash represents cash held at financial institutions that is pledged as collateral for stand-by letters of credit for office leases. The lease-related letters of credit will lapse at the end of the respective lease terms through 2026. At each of the periods ending  June 30, 2025 and December 31, 2024, the Company had restricted cash in the amount of approximately $2.1 million.

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

Following are the major categories of assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

June 30, 2025	Level 1	Level 2	Level 3	Total
Cash equivalents	$16,027	$31,338	$—	$47,365
U.S. Government securities	19,474	—	—	19,474
Corporate Bonds	—	154	—	154
Commercial paper	—	21,734	—	21,734
	$35,501	$53,226	$—	$88,727

December 31, 2024	Level 1	Level 2	Level 3	Total
Cash equivalents	$16,996	$38,102	$—	$55,098
U.S. Government securities	17,568	—	—	$17,568
Commercial paper	—	14,178	—	14,178
Totals	$34,564	$52,280	$—	$86,844

The Company’s investments in commercial paper and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
June 30, 2025	(in years)	Cost	Gains	Losses	Fair Value
Cash equivalents		$47,369	$1	$(5)	$47,365
U.S. Government securities	Less than 1	19,478	1	(5)	19,474
Corporate Bonds	Less than 1	154	—	—	154
Commercial paper	Less than 1	21,740	—	(6)	21,734
Totals		$88,741	$2	$(16)	$88,727

	Maturity	Amortized	Unrealized		Estimated
December 31, 2024	(in years)	Cost	Gains	Losses	Fair Value
Cash equivalents		$55,095	$3	$—	$55,098
U.S. Government securities	Less than 1	17,564	$6	$(2)	$17,568
Commercial paper	Less than 1	14,179	7	(8)	14,178
Totals		$86,838	$16	$(10)	$86,844

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, marketable securities, and accounts receivable, net. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at June 30, 2025 were approximately $54.4 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

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

The Company capitalizes inventory costs associated with the Company’s products after regulatory approval, if any, when, based on management’s judgment, future commercialization is considered probable, and the future economic benefit is expected to be realized. Inventory that can be used in either the production of clinical or commercial product is recorded as research and development expense when selected for use in a clinical trial. Starter kits, provided to patients prior to insurance approval, are expensed by the Company to selling, general and administrative expense as incurred. Of the total inventory amounts noted below, approximately $7.9 million is located at contract manufacturing organizations in Europe as of June 30, 2025.

The Company’s inventory balances are as follows:

	June 30, 2025	December 31, 2024
Raw materials	$6,500	$7,183
Work-in-process (materials, labor and overhead)	1,329	758
Finished goods (materials, labor and overhead)	762	783
Total inventories	$8,591	$8,724

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

The Company reviews its long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as required by ASC Topic 360, Property, Plant, and Equipment (“ASC 360”). The Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows over the life of the asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would then determine the fair value of the long-lived asset and recognize an impairment loss for the amount in excess of the carrying value. No impairments were recorded during the three months ended June 30, 2025 and 2024.

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

The incremental borrowing rate (“IBR”) represents the rate of interest the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. As the implicit rate on the Company’s leases are not readily determinable, the Company uses its IBR based on the information available at the commencement date in determining the present value of lease payments. The Company’s average IBR for existing leases as of June 30, 2025 is 10.9%.

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

Recently Issued Accounting Standards:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning after December 15, 2024. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2023-09 will have on its consolidated financial statements.

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

Note 3—Accounts Receivable, Net:

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Trade accounts receivable	$22,488	$26,362
Royalty revenue receivable	3,635	6,011
Total accounts receivable	$26,123	$32,373

Allowance for credit losses	(213)	(362)
Total accounts receivable, net	$25,910	$32,011

Trade accounts receivable consist entirely of amounts owed from the Company’s customers related to product sales. Royalty revenue receivable represents amounts owed related to royalty revenue recognized based on the Company’s sub-licensees’ sales in their respective territories in the periods ended June 30, 2025 and December 31, 2024.

For all accounts receivable, the Company recognizes credit losses based on lifetime expected losses to selling, general and administrative expense in the condensed consolidated statements of operations. In determining estimated credit losses, the Company evaluates its historical loss rates, current economic conditions and reasonable and supportable forecasts of future economic conditions. The Company recorded a recovery to the provision for credit loss of $0.3 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively. The Company recorded a recovery to the provision of credit loss of $0.1 million for each of the six months ended June 30, 2025 and 2024, respectively.

Note 4—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Current:
CRO services	$74	$81
Other clinical development	348	347
Insurance	537	1,078
Professional fees	606	731
Prepaid Taxes	722	21
Other	1,602	3,609
	3,889	5,867
Long-term:
CRO services	15	52
Insurance	10	11
Other clinical development	102	102
Other	1,658	119
	1,785	284
Totals	$5,674	$6,151

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

In July 2025, we amended our existing lease agreement for our Los Angeles office to extend the lease term from April 1, 2026 to August 31 2031. We have an option to extend the lease for an additional five-year period. The total future lease payments under the amendment are approximately $6.6 million. A letter of credit will not be required with the extended lease and the current letter of credit of $1.0 million will be returned to the Company.

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

Total rent expense for the three and six months ended June 30, 2025 was approximately $1.0 million and $2.2 million, respectively. Total rent expense for the three and six months ended June 30, 2024 was approximately $1.2 million and $2.4 million, respectively. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. The Company’s office leases generally have contractually specified minimum rent and annual rent increases that are included in the measurement of the ROU asset and related lease liability. Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in selling, general and administrative costs in the condensed consolidated statements of operations when they are incurred.

Supplemental cash flow information related to leases for the six months ended June 30, 2025:
Operating cash flows used for operating leases (in thousands)	$3,147
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted-average remaining lease term (in years)	0.8
Weighted average discount rate	10.9%

Future minimum lease payments as of June 30, 2025 were as follows (in thousands):

Amount
2025	$3,016
2026	1,508
Total minimum lease payments	$4,524
Less: imputed interest	(160)
Total lease liabilities	$4,364

In February 2019, the Company entered into a long-term sublease agreement for 12,429 square feet of the office space in Los Angeles, California. The term of the lease ran until March 2026 and rent amounts payable to the Company increased approximately 3% per year. The February 2019 sublease was terminated in December 2024. As a result, the Company received $0.7 million, which approximated the sublease rental payments on the remaining lease term. During the three months ending March 31, 2025, the Company signed another sublease agreement for the 12,429 square feet of the office space with a sublease commencement date of  April 1, 2025.

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

The Company recorded operating sublease income of $0.2 million for each of the three months ended  June 30, 2025 and 2024, and $0.5 million for each of the  six months ended  June 30, 2025 and 2024, respectively, in other income (expenses) in the condensed consolidated statements of operations.

The future minimum lease payments to be received as of June 30, 2025, were as follows (in thousands):

Amount
2025	$261
2026	133
Total	$394

Note 6—Property and Equipment, Net:

Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Leasehold improvements	$3,779	$3,779
Computer equipment	2,230	2,150
Telephone equipment	96	95
Furniture and fixtures	2,359	2,359
Total property and equipment	8,464	8,383
Less: accumulated depreciation	(8,076)	(7,868)
Property and equipment, net	$388	$515

For the three and six months ended June 30, 2025 and 2024, the Company incurred depreciation expense of $0.1 million and $0.2 million, respectively.

Note 7—Intangible Assets, Net:

Intangible assets, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Acquired and in-licensed rights	$102,500	$102,500
Less: accumulated amortization	(56,238)	(51,369)
Total intangible assets, net	$46,262	$51,131

For each of the three and six months ended June 30, 2025 and 2024, the Company incurred amortization expense of $2.4 million and $4.9 million, respectively. The estimated remaining useful life of the intangible assets as of June 30, 2025 is 4.8 years.

Company reached a commercial milestone by achieving aggregate worldwide net sales of $250.0 million in calendar year 2022, resulting in a payment to Pfizer of $12.5 million during the three months ended March 31, 2023. The Company capitalized the milestones as intangible assets and is amortizing the assets to cost of sales on a straight-line basis over the estimated useful life of the licensed patent through 2030. The Company recorded amortization expense related to its intangible assets of approximately $2.4 million and $4.9 million for the three and six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, estimated future amortization expense related to the Company’s intangible assets is approximately $4.9 million for the remainder of 2025 and $9.7 million for each year starting 2026 through 2029, and $2.4 million for 2030.

Note 8—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Current:
Accrued royalties	$8,827	$10,169
Accrued CRO services	1,741	1,035
Accrued variable consideration	8,362	10,829
Accrued bonus	3,354	7,976
Accrued compensation	5,781	4,368
Accrued other clinical development	1,184	935
Accrued professional fees	674	341
Accrued legal fees	1,320	1,095
Accrued manufacturing costs	416	39
Other	138	111
	$31,797	$36,898
Long-term:
Accrued other liabilities	—	121
	—	121
Totals	$31,797	$37,019

Accrued variable consideration represents estimates of adjustments to product revenue, net for which reserves are established. Accrued royalties represent royalties incurred in connection with the Company’s license agreement with Pfizer. Accrued CRO services, accrued other clinical development expenses, and accrued legal fees represent the Company’s estimates of such costs and are recognized as incurred. Accrued compensation includes severance, commissions and vacation.

Note 9—Debt:

Long term debt consisted of the following (in thousands):

	June 30, 2025	Maturity Date
Total debt, inclusive of $2.0 million exit payment	$102,000	July 23, 2026
Less: unamortized debt issuance costs and discounts	(473)
Less: current portion	(33,997)
Less: debt repayment	(56,661)
Total long-term debt, net	$10,869

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

Following the effectiveness of the Third Amendment, the Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) the lesser of (i) the sum of (x) three-month term SOFR for an interest period of three months plus (y) 0.26161% (26.161 basis points) and (ii) three and one-half of one percent (3.50%) per annum. Interest is payable quarterly on the last business day of March, June, September and December each year. In the second quarter of 2024, the Company began paying the principal payments required to be made quarterly at 11.11% of the original face amount. The remaining balance will be paid at maturity. Each principal payment also includes a 2.0% exit payment. Each quarterly principal payment approximates $11.1 million, and each quarterly exit fee payment approximates $0.2 million. As of June 30, 2025, the effective interest rate for the loan was 12.99%.

As of June 30, 2025, the Company  may prepay the outstanding principal balance of the notes, in whole or in part, without premium or penalty.

The Athyrium Notes include affirmative and negative covenants applicable to the Company. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, and satisfy certain requirements regarding deposit accounts. The negative covenants include, among others, restrictions on the Company’s transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions. The Company is also required to maintain minimum cash balances and achieve certain minimum product revenue targets, measured as of the last day of each fiscal quarter on a trailing year-to-date basis. As of June 30, 2025, the Company was in compliance with such covenants.

As of  June 30, 2025, the principal balance outstanding under the Athyrium Notes was $44.5 million and exit fees were $0.9 million, representing all of the Company’s debt.

The future minimum principal and exit payments under the Athyrium Notes as of June 30, 2025 are as follows (in thousands):

Amount
2025	22,664
2026	22,675
Total	$45,339

Debt Issuance Costs and Discounts:

Debt issuance costs and discounts consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Debt issuance costs and discounts (Athyrium Notes)	$5,410	$5,410
Less: accumulated amortization	(4,937)	(4,454)
Included in long-term debt	$473	$956

Debt issuance costs and discounts are financing costs related to the Company’s outstanding debt. Amortization of debt issuance costs is expensed using the effective interest method and is included in interest expense in the condensed consolidated statement of operations. For the three and six months ended June 30, 2025, the Company recorded approximately $0.1 million and $0.3 million of interest expense, respectively. For the three and six months ended June 30, 2024, the Company recorded approximately $0.2 million and $0.5 million of interest expense, respectively.

Note 10—Stockholders’ Equity:

Common Stock:

The Company issued 55,882 and 0 shares of common stock upon exercise of stock options during the six months ended June 30, 2025 and 2024, respectively. The Company issued 731,009 and 813,333 shares of common stock upon vesting of RSUs during the six months ended June 30, 2025 and 2024, respectively.

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

Stock Options and Restricted Stock Units:

The Company’s 2011 Plan, as amended, was adopted by the Company’s Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers, and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. On June 18, 2024, the stockholders of the Company approved an amendment to the Company’s 2011 Plan, increasing the number of authorized shares of the Company’s common stock, par value $0.0001 per share, that may become issuable under the 2011 Plan by 3,000,000 shares and extending the period during which incentive stock options may be granted. As of June 30, 2025 a total of 17,529,412 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

All of the options awarded by the Company have been “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107 - Share Based Payment. As of June 30, 2025, 5,326,457 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2011 Plan and 2,975,277 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees and nonemployees was estimated using the Black-Scholes Option Pricing Method (see Note 2—Significant Accounting Policies) with the following weighted-average assumptions used during the six months ended June 30, 2025:

	2025	2024
Dividend yield	0.0%	0.0%
Expected volatility	81.5%	85.8%
Risk-free interest rate	4.4%	4.1%
Expected life in years	5.55	5.55

The Company’s 2017 Plan, as amended, was adopted by the Company’s Board of Directors on April 27, 2017. Pursuant to the 2017 Plan, the Company may grant stock options and RSUs, as well as other forms of equity-based compensation, to employees as an inducement to join the Company. The maximum term of stock options granted under the 2017 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. On July 15, 2021, the Board of Directors adopted an amendment to the 2017 Plan to increase the number of shares of the Company’s common stock reserved for issuance thereunder by 1,000,000 shares. As of June 30, 2025 a total of 3,000,000 shares of the Company’s common stock have been reserved for issuance under the 2017 Plan. As of June 30, 2025, a total of 672,266 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2017 Plan and 1,069,130 shares of the Company’s common stock are available for future issuance under the 2017 Plan.

Stock-based compensation expense was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Stock-based compensation:
Options:
Selling, general, and administrative	$235	$429	$545	$861
Research and development	46	(1)	93	177
Restricted stock units:
Selling, general, and administrative	757	1,006	1,682	2,024
Research and development	590	628	1,334	1,377
Total stock-based compensation expense	$1,628	$2,062	$3,654	$4,439

Activity with respect to options granted under the 2011 Plan and 2017 Plan is summarized as follows:

Stock Option Roll Forward:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	4,051,928	$33.80	\
Granted	492,514	2.78
(Forfeited)	(84,954)	3.57
(Exercised)	(55,882)	2.33
(Expired)	(218,246)	116.00
Outstanding at June 30, 2025	4,185,360	$22.64	4.6	$726
Vested and expected to vest at June 30, 2025	4,185,360	$22.64	4.6	$726
Exercisable	3,584,279	$25.80	3.8	$447

At June 30, 2025, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $1.0 million, which is expected to be recognized over a weighted-average period of 1.2 years. At June 30, 2025, the total estimated unrecognized employee compensation cost related to non-vested RSUs was approximately $5.0 million, which is expected to be recognized over a weighted-average period of 1.3 years. The weighted-average grant date fair value of options granted during the six months ended June 30, 2025 and 2024 was $1.95 and $4.57 per share, respectively. The weighted average grant date fair value of RSUs awarded during the six months ended June 30, 2025 and 2024 was $3.31 and $5.90 per share, respectively.

Restricted Stock Unit Roll Forward:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2024	1,289,449	$5.14
Granted	1,345,461	$3.31
(Forfeited)	(90,538)	$3.96
(Vested)	(731,009)	$4.51
Nonvested shares at June 30, 2025	1,813,363	$4.09

Note 11—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $1.0 million and $0.9 million for the six months ended June 30, 2025 and 2024, respectively.

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

Takeda License Agreement

In September 2022, the Company entered into an exclusive license agreement with Takeda to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of aurora kinase A. Under the terms of the exclusive license agreement, the Company will assume sole responsibility for the global development and commercialization of alisertib. Takeda received an upfront license fee of $7.0 million in October 2022 and is eligible to receive potential future milestone payments of up to $287.3 million upon the Company’s achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. No milestones were achieved as of June 30, 2025.

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

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ‘314 patent”) and 10,596,162 (“the ‘162 patent”) (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ‘314 and ‘162 patents. The Company is an exclusive licensee of the ‘314 and ‘162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of unclean hands and patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. A Markman Hearing was conducted on March 17, 2023, and the Court issued its claim construction decision on March 29, 2023. Fact discovery closed on May 19, 2023, and expert discovery closed on November 17, 2023. The Court denied the parties’ respective motions for summary judgment and Daubert motions, other than to clarify that Plaintiffs’ damages cannot extend to any time period before the asserted patents were issued. The Court granted AstraZeneca’s motion to dismiss the Company as a Plaintiff on constitutional standing grounds but denied the motion to dismiss Wyeth as a Plaintiff on constitutional standing grounds. On April 29, 2024, the Court granted AstraZeneca’s motion to dismiss AstraZeneca’s counterclaims against the Company, which removed the Company from the case. Wyeth remained in the case as a Plaintiff and counterclaim-defendant. Under the Company’s worldwide exclusive license agreement with Pfizer, Inc. (the parent of Wyeth) as amended, the Company also maintains contractual rights to recover monetary damages in the AstraZeneca litigation, and those contractual rights are unaffected by the court’s March 18, 2024 and April 29, 2024 orders. A jury trial was held May 13-17, 2024. The jury found in favor of Wyeth and against AstraZeneca. In particular, the jury found that use of Tagrisso® according to each of the three FDA-approved indications infringes the asserted claims of the ‘314 and ‘162 patents, and that AstraZeneca induces that infringement. The jury further rejected AstraZeneca’s challenges to the validity of the patents, finding that they are not invalid. The jury awarded damages to Wyeth for past acts of infringement through December 31, 2023, in the amount of $107,500,000. A separate bench trial related to certain equitable claims and defenses raised by AstraZeneca was held before Judge Kennelly on June 20 and 25, 2024. On August 6, 2024, Judge Kennelly issued his ruling on the issues that were tried in the bench trial, finding for Wyeth and against AstraZeneca on all claims and defenses. The Court found that AstraZeneca had not proved its claim that Wyeth’s asserted patents were invalid as indefinite, or that Wyeth had committed acts that would give rise to findings of unclean hands, implied waiver, or patent misuse. AstraZeneca filed a motion challenging the jury’s verdict and requesting a new trial. Wyeth filed a motion requesting supplemental damages for past infringement from January 1, 2024, through the date of judgment; pre-and-post judgment interest, and ongoing royalties through the remaining term of the patents. Briefing on these motions from both sides was completed on July 16, 2024. On August 14, 2024, Judge Kennelly ruled on AstraZeneca’s motion challenging the jury’s verdict, granting it in part and denying it in part. The Court granted AstraZeneca’s motion for judgment as a matter of law that the '314 and '162 patents are invalid under 35 U.S.C. § 112 for lacking enablement and adequate written description as to a particular claim limitation. In all other respects, the Court denied AstraZeneca’s motion. The Court entered its final and appealable judgment accordingly. The Company respectfully disagrees with the Court’s ruling regarding invalidity with respect to the particular claim limitation. Wyeth filed a notice of appeal on September 12, 2024, appealing the District Court’s judgment as a matter of law, as well as other rulings and opinions of the Court adverse to Wyeth. On December 18, 2024, Wyeth filed its opening brief. On March 13, 2025, AstraZeneca filed its response brief. On March 20, 2025, non-parties Regeneron Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC filed a motion for leave to file an amicus curiae brief in the Federal Circuit appeal. That motion was granted on May 16, 2025. On June 6, 2025, Wyeth filed its reply brief. Briefing on the appeal is now complete, and the parties await further order from the Court.

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

On September 27, 2024, the Company filed an additional patent infringement claim against Acebright at Jiangsu Nanjing Intermediate People’s Court. On October 14, 2024, the Court accepted the complaint and designated case number (2024) Su 01 Min Chu 2192 to this case. On December 16, 2024, the Court conducted an evidence exchange hearing. On January 10, 2025, the Court conducted a hearing of party experts on the evaluation of evidence. On July 14, 2025, the Court conducted a hearing for examining evidence and debating merits of party arguments.

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

Hexal European Patent Opposition

An Opposition was filed by Hexal AG (“Hexal”) on August 3, 2016 against European Patent No. EP2416774 which was licensed from Pfizer in 2011, and which claims neratinib for use in a method for treating HER-2/neu overexpressed/amplified cancer and improving IDFS, wherein the method comprises delivering neratinib therapy to HER-2/neu overexpressed/amplified cancer patients following the completion of at least one year of trastuzumab adjuvant therapy, and wherein the neratinib therapy comprises treating the cancer patients with neratinib for at least twelve months. An oral hearing was held December 8, 2017, wherein the patent was maintained as granted. Following an appeal filed by Hexal, the Board of Appeal of the European Patent Office rejected the claims as granted and all pending auxiliary requests during the oral hearing of September 2, 2021. Before issuance of a decision, we withdrew approval of the text in which the patent was granted and all pending auxiliary requests, thereby revoking the patent and concluding the appeal. One European divisional application, namely EP15188350.1, was granted with the European patent number EP3000467 on March 1, 2023. Oppositions against EP3000467 were filed by Hexal AG (“Hexal”) on November 3, 2023, by Alfred E. Tiefenbacher (GmbH & Co. KG) on November 28, 2023 and by Generics (UK) Limited (“Generics”) on December 1, 2023. EP3000467 is used as the basic patent for Supplementary Protection Certificate applications for the EMA-approved NERLYNX® product, 17 of which have been granted, three proceedings have been stayed, and eleven are in active prosecution. The patentee response to the notice of opposition was filed on April 15, 2024, following which, all three opponents filed additional arguments in reply to the patentee’s submission. On February 6, 2025, the Company filed its response to the summons to attend oral proceedings, including six auxiliary requests. Alfred E. Tiefenbacher and Hexal AG filed their responses to the summons to oral proceedings on February 6 and 7, 2025, respectively. Hexal filed a further brief on March 19, 2025. Oral proceedings took place on April 9 and 10, 2025. EP3000467 was upheld as amended after the first instance hearing based on Auxiliary Request 1, which covers the EMA approved indication for NERLYNX® as an extended adjuvant therapy for treating early-stage hormone receptor positive HER-2-overexpressed/amplified breast cancer. The first instance decision may be appealed. Hexal filed an appeal on June 6, 2025, Generics [UK] Limited filed an appeal on June 20, 2025 and Wyeth filed an appeal on June 30, 2025. One European divisional application is pending in the same family, namely EP 23157078.8. A response to the European Search Opinion (ESO) for this application was filed February 14, 2024. The first office action was issued on January 28, 2025 with a response to the first office action filed on July 22, 2025.

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

We currently market NERLYNX in the United States using our direct specialty sales force consisting of approximately 38 sales specialists. Our sales specialists are supported by an experienced sales leadership team consisting of several regional business leaders and a Vice President of sales, as well as experienced professionals in marketing, managed markets, access and reimbursement, research, and sales planning and operations. Outside the United States, we seek to enter into exclusive sub-license agreements with third parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. As of June 30, 2025, NERLYNX has received approval for the treatment of certain patients with extended adjuvant or metastatic HER2-positive breast cancer in over 40 countries outside the United States. We are currently party to several sub-licenses in various regions outside the United States, including Europe, Australia, Canada, China, Southeast Asia, Israel, South Korea, Russia and various countries and territories in Central America, South America, Africa and the Middle East.

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

Under the terms of the exclusive license agreement, we assumed sole responsibility for the global development and commercialization of alisertib. We paid Takeda an upfront license fee of $7.0 million in October 2022, and it is eligible to receive potential future milestone payments of up to $287.3 million upon our achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. We recorded in-process research and development expense of $7.0 million during the year ended December 31, 2022, in connection with the upfront payment related to the asset acquisition. As of June 30, 2025, no milestones had been accrued as the underlying contingencies were not probable or estimable.

Our expenses to date have been related to hiring staff, commencing company-sponsored clinical trials, building out of our corporate infrastructure and, since 2017, the commercial launch of NERLYNX. Going forward, we anticipate significant expenses as we continue to develop alisertib in 2025. Accordingly, our success depends not only on the safety and efficacy of our drug candidates, but also on our ability to finance product development. To date, our major sources of working capital have been proceeds from product and license revenue, public offerings of our common stock, proceeds from our credit facility and sales of our common stock in private placements. We intend to satisfy our near-term liquidity requirements through a combination of our existing cash and cash equivalents and marketable securities as of June 30, 2025, and proceeds that will become available to us through product sales, royalties and sub-license milestone payments. However, this intention is based on assumptions that may prove to be wrong. Changes may occur that would consume our available capital faster than anticipated, including changes in and progress of our development activities, the impact of commercialization efforts, acquisition of additional drug candidates and changes in regulation. Some of these developments have had and may continue to have an adverse effect on our revenue and thus could have an adverse effect on our ability to satisfy the minimum revenue and cash balance covenants contained in the Athyrium Notes.

Critical Accounting Policies

As of the date of the filing of this Quarterly Report, we believe there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2025 from our accounting policies at December 31, 2024, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Research and development expenses:

Research and development expenses (“R&D expenses”) include costs associated with services provided by consultants who conduct and perform clinical services on our behalf and contract organizations for the manufacturing of clinical materials. During the three and six months ended June 30, 2025 and 2024, our R&D expenses consisted primarily of clinical research organization (“CRO fees”); fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our R&D expenses as they are incurred. Internal R&D expenses primarily consist of payroll-related costs and also include equipment costs, travel expenses and supplies.

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

Taxes:

On July 4, 2025, the One Big Beautiful Bill Act was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact us. We are currently evaluating the provisions of the new law and the potential effects on our financial position, results of operations, and cash flows. As of the date of these financial statements, we have not completed our assessment, and therefore no adjustments have been made. Additional disclosures will be provided in future periods as the impact of the legislation is determined.

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Total revenue:

Total revenue for the three months ended June 30, 2025 was approximately $52.4  million, compared to $47.1 million for the three months ended June 30, 2024. This increase in total revenue was due to an increase in product revenue, net of approximately $4.8 million and an increase in royalty revenue of $0.6 million.

Product revenue, net:

Product revenue, net was approximately $49.2 million for the three months ended June 30, 2025, compared to $44.4 million for the three months ended June 30, 2024. This increase in product revenue, net, compared to the three months ended June 30, 2024, was attributable to a 4% increase in bottles of NERLYNX sold in the U.S. market and an increase in net selling price, partially offset by a slight increase in deductions to gross revenue for variable consideration, primarily related to government chargebacks.

Royalty revenue:

Royalty revenue was approximately $3.2 million for the three months ended June 30, 2025, compared to approximately $2.7 million for the three months ended June 30, 2024. The increase was primarily due to increased international sales made by our sub-licensees.

Cost of sales:

Cost of sales was approximately $12.3 million for the three months ended June 30, 2025, compared to approximately $10.7 million for the three months ended June 30, 2024. The increase was primarily due to higher royalty expense and product costs resulting from increased worldwide net sales.

Selling, general and administrative expenses:

SG&A expenses were approximately $18.0 million for the three months ended June 30, 2025, compared to approximately $25.0 million for the three months ended June 30, 2024. SG&A expenses for the three months ended June 30, 2025 and 2024 were as follows:

Selling, general, and administrative expenses	For the Three Months Ended		Change
(in thousands)	June 30,		$	%
	2025	2024	2025/2024	2025/2024
Payroll and related costs	$9,064	$7,596	$1,468	19.3%
Provision for credit loss recovery	(362)	(183)	(179)	97.8%
Professional fees and expenses	4,974	12,364	(7,390)	-59.8%
Travel and meetings	1,357	1,578	(221)	-14.0%
Facilities and equipment costs	1,132	1,234	(102)	-8.3%
Stock-based compensation	992	1,435	(443)	-30.9%
Other	890	948	(58)	-6.1%
	$18,047	$24,972	$(6,925)	-27.7%

SG&A expenses decreased by approximately $6.9 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily attributable to the following:

●	a decrease in provision for credit loss of approximately $0.2 million primarily related to the payment history of a customer receivable;

●	a decrease in professional fees and expenses of approximately $7.4 million primarily related to legal fees associated with the AstraZeneca litigation in the prior year;

●	a decrease in travel and meetings of approximately $0.2 million primarily related to the cost of sales meetings; and

●	a decrease in stock-based compensation expense of approximately $0.4 million, primarily due to newer awards at a lower grant price;

Partially offset by:

●	an increase in payroll and related costs of approximately $1.5 million primarily due to the severance costs related to the departure of our Chief Commercial Officer, increased headcount in our sales team as well as an increase in our healthcare insurance premiums.

Research and development expenses:

R&D expenses were approximately $15.5 million for the three months ended June 30, 2025, compared to approximately $13.6 million for the three months ended June 30, 2024. R&D expenses for the three months ended June 30, 2025 and 2024, were as follows:

Research and development expenses	For the Three Months Ended		Change
(in thousands)	June 30,		$	%
	2025	2024	2025/2024	2025/2024
Clinical trial expense	$5,647	$4,304	$1,343	31.2%
Internal R&D	8,076	7,985	91	1.1%
Consultant and contractors	1,093	716	377	52.7%
Stock-based compensation	636	627	9	1.4%
	$15,452	$13,632	$1,820	13.4%

R&D expenses increased by approximately $1.8 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily attributable to the following:

●	an increase in clinical trial expense of approximately $1.3 million, primarily due to increased alisertib study activity; and

●	an increase in consultants and contractors expense of approximately $0.4 million, primarily due to increased alisertib study activity.

Other income (expenses):

Other income (expenses)	For the Three Months Ended		Change
(in thousands)	June 30,		$	%
	2025	2024	2025/2024	2025/2024
Interest income	$956	$1,244	$(288)	-23.2%
Interest expense	(1,837)	(3,372)	1,535	-45.5%
Other income	410	156	254	162.8%
	$(471)	$(1,972)	$1,501	-76.1%

Interest income:

For the three months ended June 30, 2025, we recognized approximately $1.0 million in interest income, compared to approximately $1.2 million of interest income for the three months ended June 30, 2024. The decrease in interest income was primarily the result of lower investment balances and timing of investments.

Interest expense:

For the three months ended June 30, 2025 , we recognized approximately $1.8 million in interest expense, compared to approximately $3.4 million of interest expense for the three months ended June 30, 2024 . The decrease in interest expense was primarily related to a lower debt balance as we began paying down our debt principal during the three months ended June 30, 2024.

Other income:

For the three months ended June 30, 2025 , we recognized approximately $0.4 million in other income, compared to approximately $0.2 million of other income for the three months ended June 30, 2024 . The increase in other income was primarily due to favorable exchange rates in Euro-denominated transactions.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Total revenue:

Total revenue for the six months ended June 30, 2025 was approximately $98.4  million, compared to $90.8 million for the six months ended June 30, 2024. This increase in total revenue was due to an increase in product revenue, net of approximately $7.6 million.

Product revenue, net:

Product revenue, net was approximately $92.3 million for the six months ended June 30, 2025, compared to $84.7 million for the six months ended June 30, 2024. This increase in product revenue, net, compared to the six months ended June 30, 2024, was attributable to an increase in net selling price, partially offset by a decrease of approximately 1.0% in deductions to gross revenue for variable consideration, primarily related fewer Medicaid charges.

Royalty revenue:

Royalty revenue was approximately $6.2 million for each of the six months ended June 30, 2025 and June 30, 2024.

Cost of sales:

Cost of sales was approximately $22.9 million for the six months ended June 30, 2025, compared to approximately $21.4 million for the six months ended June 30, 2024. The increase was primarily due to higher royalty expense and product costs resulting from increased global sales.

Selling, general and administrative expenses:

SG&A expenses were approximately $35.7 million for the six months ended June 30, 2025, compared to approximately $46.7 million for the six months ended June 30, 2024. SG&A expenses for the six months ended June 30, 2025 and 2024 were as follows:

Selling, general, and administrative expenses	For the Six Months Ended		Change
(in thousands)	June 30,		$	%
	2025	2024	2025/2024	2025/2024
Payroll and related costs	$17,304	$16,057	$1,247	7.8%
Provision for credit loss recovery	(149)	(73)	(76)	104.1%
Professional fees and expenses	9,584	20,616	(11,032)	-53.5%
Travel and meetings	2,748	3,040	(292)	-9.6%
Facilities and equipment costs	2,341	2,483	(142)	-5.7%
Stock-based compensation	2,227	2,885	(658)	-22.8%
Other	1,596	1,714	(118)	-6.9%
	$35,651	$46,722	$(11,071)	-23.7%

SG&A expenses decreased by approximately $11.1 million for the six months ended June 30, 2025, compared to the same period in 2024, primarily attributable to the following:

●	a decrease in professional fees and expenses of approximately $11.0 million primarily related to legal fees associated with the AstraZeneca litigation in the prior year as well as some decrease in our insurance costs; and

●	a decrease in stock-based compensation expense of approximately $0.7 million, primarily due to newer awards at a lower grant price;

Partially offset by:

●	an increase in payroll and related costs of approximately $1.2 million primarily due to the severance costs related to the departure of our Chief Commercial Officer, increased headcount in our sales team as well as increases in our healthcare insurance premiums

Research and development expenses:

R&D expenses were approximately $29.3 million for the six months ended June 30, 2025, compared to approximately $27.2 million for the six months ended June 30, 2024. R&D expenses for the six months ended June 30, 2025 and 2024, were as follows:

Research and development expenses	For the Six Months Ended		Change
(in thousands)	June 30,		$	%
	2025	2024	2025/2024	2025/2024
Clinical trial expense	$9,279	$7,689	$1,590	20.7%
Internal R&D	16,636	16,615	21	0.1%
Consultant and contractors	1,973	1,361	612	45.0%
Stock-based compensation	1,427	1,554	(127)	-8.2%
	$29,315	$27,219	$2,096	7.7%

R&D expenses increased by approximately $2.1 million compared to the six months ended June 30, 2025, compared to the same period in 2024, primarily attributable to the follow:

●	an increase in clinical trial expense of approximately $1.6 million, primarily due to increased alisertib study activity; an

●	an increase in consultants and contractors expense of approximately $0.6 million, primarily due to increased alisertib study activity;

Other income (expenses):

Other income (expenses)	For the Six Months Ended		Change
(in thousands)	June 30,		$	%
	2025	2024	2025/2024	2025/2024
Interest income	$2,057	$2,216	$(159)	-7.2%
Interest expense	(4,014)	(6,731)	2,717	-40.4%
Other income	769	247	522	211.3%
	$(1,188)	$(4,268)	$3,080	-72.2%

Interest income:

For the six months ended June 30, 2025, we recognized approximately $2.1 million in interest income, compared to approximately $2.2 million of interest income for the six months ended June 30, 2024. The decrease in interest income was primarily the result of lower investment balances and timing of investments.

Interest expense:

For the six months ended June 30, 2025 , we recognized approximately $4.0 million in interest expense, compared to approximately $6.7 million of interest expense for the  six months ended June 30, 2024 . The decrease in interest expense was primarily related to a lower debt balance as we began paying down our debt principal during the six months ended June 30, 2024.

Other income:

For the  six months ended June 30, 2025 , we recognized approximately $0.8 million in other income, compared to approximately $0.2 million of other income for the  six months ended June 30, 2024 . The increase in other income was primarily due to favorable exchange rates in Euro-denominated transactions.

Liquidity and Capital Resources

The following table, which summarizes our liquidity and capital resources as of June 30, 2025 and December 31, 2024 and for the six months ended June 30, 2025 and 2024, is intended to supplement the more detailed discussion that follows:

	As of	As of
Liquidity and capital resources (in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$54,662	$69,219
Marketable securities	$41,362	$31,746
Working capital	$57,479	$51,547
Current portion of long-term debt	$33,997	$45,329
Long-term debt	$10,869	$21,719
Stockholders’ equity	$104,718	$92,125

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Cash provided by (used in):
Operating activities	$17,694	$12,273
Investing activities	(9,717)	(18,377)
Financing activities	(22,534)	(11,332)
Net decrease in cash, cash equivalents and restricted cash	$(14,557)	$(17,436)

On October 26, 2023, we implemented a reduction in our workforce of approximately 5% across the Company. We incurred approximately $0.4 million in related costs, which included severance payments and insurance premiums. These costs were recorded in the fourth quarter of 2023. All payments related to this plan were paid as of June 30, 2024.

Operating Activities:

Cash provided by operating activities for the six months ended June 30, 2025 was $17.7 million and consisted of net income of approximately $8.8 million, adjusted for non-cash items of approximately $9.1 million, which included stock-based compensation of $3.7 million, depreciation and amortization of $5.6 million and provision for credit loss recovery of $0.1 million. Total changes in cash flows from operations were due to a slight decrease in working capital, primarily related to a decrease in accrued expenses and other of approximately $5.0 million, a decrease in operating lease assets and liabilities, net, of $0.9 million and a decrease of post-marketing commitment liability of $1.1 million, partially offset by a decrease in prepaid and other expenses of $0.5 million, a decrease in accounts receivable of approximately $6.3 million and a decrease in inventory of $0.1 million.

Cash provided by operating activities for the six months ended June 30, 2024 was $12.3 million and consisted of a net loss of approximately $9.3 million, adjusted for non-cash items of approximately $10.2 million, including stock-based compensation of $4.4 million, depreciation and amortization of $5.8 million and provision for credit loss recovery of $0.1 million. Total changes in cash flows from operations were due to an increase in working capital, primarily related to a decrease in accounts receivable of approximately $19.8 million, a decrease in prepaid expenses and other of $1.4 million and an increase in accounts payable of approximately $6.6 million, partially offset by a decrease in accrued expenses and other of approximately $13.7 million and an increase in inventory of approximately $2.0 million.

Investing Activities:

Cash used in investing activities for the six months ended June 30, 2025 was approximately $9.7 million, compared to net cash used in investing activities of approximately $18.4 million for the same period in 2024. Cash used in investing activities for the six months ended June 30, 2025 was primarily due to the purchase of available-for-sale securities of approximately $34.4 million, partially offset by the maturity of available-for-sale securities of approximately $24.8 million.

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

Financing Activities:

Cash used in financing activities for the three months ended June 30, 2025 was approximately $22.5 million, including $22.2 million related to the payment of principal and $0.4 million related exit fees, on our debt with Athyrium, partially offset by $0.1 million in proceeds from shares issued under employee stock plans.

Cash used in financing activities for the three months ended June 30, 2024 was approximately $11.3 million, including $11.1 million related to the payment of principal and $0.2 million related exit fees, on our debt with Athyrium.

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

Following the effectiveness of the Third Amendment, the Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) the lesser of (i) the sum of (x) three-month term SOFR for an interest period of three months plus (y) 0.26161% (26.161 basis points) and (ii) three and one-half of one percent (3.50%) per annum. Interest is payable quarterly on the last business day of March, June, September and December each year. In the second quarter of 2024, we began paying the principal payments required to be made quarterly at 11.11% of the original face amount. The remaining balance will be paid at maturity. Each principal payment also includes a 2.0% exit payment. Each quarterly principal payment approximates $11.1 million, and each quarterly exit fee payment approximates $0.2 million. As of June 30, 2025, the effective interest rate for the loan was 12.99%.

As of June 30, 2025, we may prepay the outstanding principal balance of the notes, in whole or in part, without premium or penalty.

The Athyrium Notes include affirmative and negative covenants applicable to us. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, and satisfy certain requirements regarding deposit accounts. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions. We are also required to maintain minimum cash balances and achieve certain minimum product revenue targets, measured as of the last day of each fiscal quarter on a trailing year-to-date basis. As of June 30, 2025, we were in compliance with such covenants.

As of June 30, 2025, the principal balance outstanding under the Athyrium Notes was $44.5 million and represents all of our debt. We are in compliance with all applicable covenants under the Athyrium Notes.

Current and Future Financing Needs:

We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our R&D efforts and our commercialization efforts.

We may choose to begin new R&D efforts, or we may choose to launch additional marketing efforts. For example, we in-licensed alisertib from Takeda in 2022 and assumed sole responsibility for its global development and commercialization. These efforts will require funding in addition to the cash and cash equivalents totaling approximately $54.7 million and approximately $41.4 million in marketable securities available at June 30, 2025. While our consolidated financial statements have been prepared on a going concern basis, we may incur significant losses in the future and will need to generate significant revenue to sustain operations and successfully commercialize neratinib and develop alisertib. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Our ability to obtain funding may be adversely impacted by uncertain market conditions, our success in commercializing neratinib, our success in developing alisertib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. We believe that our existing cash and cash equivalents and marketable securities as of June 30, 2025, and proceeds that will become available to us through product sales and sub-license payments are sufficient to satisfy our operating cash and capital needs for at least one year after the filing of this Quarterly Report.

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

Non-GAAP Financial Measures

In addition to our operating results, as calculated in accordance with Generally Accepted Accounting Principles (“GAAP”) we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance. The following table presents our net income (loss) and net income (loss) per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation. For the three and six months ended June 30, 2025, stock-based compensation represented approximately 4.9% and 5.6% of our operating expenses, respectively, compared to 5.3% and 6.0% for the same respective periods in 2024, in each case excluding cost of sales. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Adjusted Net Income (Loss) and

GAAP Net Income (Loss) Per Share to Non-GAAP Adjusted Net Income (Loss) Per Share

(in thousands except share and per share data)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
GAAP net income (loss)	$5,855		$(4,529)		$8,829		$(9,344)
Adjustments:
Stock-based compensation -
Selling, general and administrative (1)	992		1,435		2,227		2,885
Research and development (2)	636		627		1,427		1,554
Non-GAAP adjusted net income (loss)	$7,483		$(2,467)		$12,483		$(4,905)

GAAP net income (loss) per share—basic	$0.12		$(0.09)		$0.18		$(0.19)
Adjustment to net income (loss) (as detailed above)	0.03		0.04		0.07		0.09
Non-GAAP adjusted basic net income (loss) per share	$0.15	(3)	$(0.05)	(4)	$0.25	(3)	$(0.10)	(4)

GAAP net income (loss) per share—diluted	$0.12		$(0.09)		$0.18		$(0.19)
Adjustment to net income (loss) (as detailed above)	0.03		0.04		0.07		0.09
Non-GAAP adjusted diluted net income (loss) per share	$0.15	(5)	$(0.05)	(6)	$0.25	(5)	$(0.10)	(6)

(1) To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.

(3) Non-GAAP adjusted basic net income per share was calculated based on 49,700,217 and 49,648,246 weighted-average shares of common stock outstanding for the three and six months ended June 30, 2025, respectively.

(4) Non-GAAP adjusted basic net loss per share was calculated based on 48,292,414 and 48,240,835 weighted-average shares of common stock outstanding for the three and six months ended June 30, 2024, respectively.

(5) Non-GAAP adjusted diluted net income per share was calculated based on 50,144,704 and 50,003,709 weighted-average shares of common stock outstanding for the three and six months ended June 30, 2025, respectively.

(6) Potentially dilutive common stock equivalents (stock options restricted stock units and warrants) were not included in this non-GAAP adjusted diluted net loss per share for the three and six months ended June 30, 2024, as these shares would be considered anti-dilutive.

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

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invested our excess cash primarily in cash equivalents such as money market investments as of June 30, 2025. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of borrowings outstanding under the Athyrium Notes. As of June 30, 2025 the aggregate outstanding principal amounts of the Athyrium Notes was $44.5 million. The Athyrium Notes bear interest at a rate per annum equal to the sum of 8.00% plus the adjusted three-month term SOFR and the lesser of (a) the sum of (i) three-month term SOFR and (ii) 0.26161% (26.161 basis points) and (b) three and one-half of one percent (3.50%) per annum. If overall interest rates had increased by one hundred basis points during the quarter ended June 30, 2025, our interest expense would have increased by $0.4 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ‘314 patent”) and 10,596,162 (“the ‘162 patent”) (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ‘314 and ‘162 patents. The Company is an exclusive licensee of the ‘314 and ‘162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of unclean hands and patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. A Markman Hearing was conducted on March 17, 2023, and the Court issued its claim construction decision on March 29, 2023. Fact discovery closed on May 19, 2023, and expert discovery closed on November 17, 2023. The Court denied the parties’ respective motions for summary judgment and Daubert motions, other than to clarify that Plaintiffs’ damages cannot extend to any time period before the asserted patents were issued. The Court granted AstraZeneca’s motion to dismiss the Company as a Plaintiff on constitutional standing grounds but denied the motion to dismiss Wyeth as a Plaintiff on constitutional standing grounds. On April 29, 2024, the Court granted AstraZeneca’s motion to dismiss AstraZeneca’s counterclaims against the Company, which removed the Company from the case. Wyeth remained in the case as a Plaintiff and counterclaim-defendant. Under the Company’s worldwide exclusive license agreement with Pfizer, Inc. (the parent of Wyeth) as amended, the Company also maintains contractual rights to recover monetary damages in the AstraZeneca litigation, and those contractual rights are unaffected by the court’s March 18, 2024 and April 29, 2024 orders. A jury trial was held May 13-17, 2024. The jury found in favor of Wyeth and against AstraZeneca. In particular, the jury found that use of Tagrisso® according to each of the three FDA-approved indications infringes the asserted claims of the ‘314 and ‘162 patents, and that AstraZeneca induces that infringement. The jury further rejected AstraZeneca’s challenges to the validity of the patents, finding that they are not invalid. The jury awarded damages to Wyeth for past acts of infringement through December 31, 2023, in the amount of $107,500,000. A separate bench trial related to certain equitable claims and defenses raised by AstraZeneca was held before Judge Kennelly on June 20 and 25, 2024. On August 6, 2024, Judge Kennelly issued his ruling on the issues that were tried in the bench trial, finding for Wyeth and against AstraZeneca on all claims and defenses. The Court found that AstraZeneca had not proved its claim that Wyeth’s asserted patents were invalid as indefinite, or that Wyeth had committed acts that would give rise to findings of unclean hands, implied waiver, or patent misuse. AstraZeneca filed a motion challenging the jury’s verdict and requesting a new trial. Wyeth filed a motion requesting supplemental damages for past infringement from January 1, 2024, through the date of judgment; pre-and-post judgment interest, and ongoing royalties through the remaining term of the patents. Briefing on these motions from both sides was completed on July 16, 2024. On August 14, 2024, Judge Kennelly ruled on AstraZeneca’s motion challenging the jury’s verdict, granting it in part and denying it in part. The Court granted AstraZeneca’s motion for judgment as a matter of law that the '314 and '162 patents are invalid under 35 U.S.C. § 112 for lacking enablement and adequate written description as to a particular claim limitation. In all other respects, the Court denied AstraZeneca’s motion. The Court entered its final and appealable judgment accordingly. The Company respectfully disagrees with the Court’s ruling regarding invalidity with respect to the particular claim limitation. Wyeth filed a notice of appeal on September 12, 2024, appealing the District Court’s judgment as a matter of law, as well as other rulings and opinions of the Court adverse to Wyeth. On December 18, 2024, Wyeth filed its opening brief. On March 13, 2025, AstraZeneca filed its response brief. On March 20, 2025, non-parties Regeneron Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC filed a motion for leave to file an amicus curiae brief in the Federal Circuit appeal. That motion was granted on May 16, 2025. On June 6, 2025, Wyeth filed its reply brief. Briefing on the appeal is now complete, and the parties await further order from the Court.

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

On September 27, 2024, the Company filed an additional patent infringement claim against Acebright at Jiangsu Nanjing Intermediate People’s Court. On October 14, 2024, the Court accepted the complaint and designated case number (2024) Su 01 Min Chu 2192 to this case. On December 16, 2024, the Court conducted an evidence exchange hearing. On January 10, 2025, the Court conducted a hearing of party experts on the evaluation of evidence. On July 14, 2025, the Court conducted a hearing for examining evidence and debating merits of party arguments.

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

Hexal European Patent Opposition

An Opposition was filed by Hexal AG (“Hexal”) on August 3, 2016 against European Patent No. EP2416774 which was licensed from Pfizer in 2011, and which claims neratinib for use in a method for treating HER-2/neu overexpressed/amplified cancer and improving IDFS, wherein the method comprises delivering neratinib therapy to HER-2/neu overexpressed/amplified cancer patients following the completion of at least one year of trastuzumab adjuvant therapy, and wherein the neratinib therapy comprises treating the cancer patients with neratinib for at least twelve months. An oral hearing was held December 8, 2017, wherein the patent was maintained as granted. Following an appeal filed by Hexal, the Board of Appeal of the European Patent Office rejected the claims as granted and all pending auxiliary requests during the oral hearing of September 2, 2021. Before issuance of a decision, we withdrew approval of the text in which the patent was granted and all pending auxiliary requests, thereby revoking the patent and concluding the appeal. One European divisional application, namely EP15188350.1, was granted with the European patent number EP3000467 on March 1, 2023. Oppositions against EP3000467 were filed by Hexal AG (“Hexal”) on November 3, 2023, by Alfred E. Tiefenbacher (GmbH & Co. KG) on November 28, 2023 and by Generics (UK) Limited (“Generics”) on December 1, 2023. EP3000467 is used as the basic patent for Supplementary Protection Certificate applications for the EMA-approved NERLYNX® product, 17 of which have been granted, three proceedings have been stayed, and eleven are in active prosecution. The patentee response to the notice of opposition was filed on April 15, 2024, following which, all three opponents filed additional arguments in reply to the patentee’s submission. On February 6, 2025, Puma filed its response to the summons to attend oral proceedings, including six auxiliary requests. Alfred E. Tiefenbacher and Hexal AG filed their responses to the summons to oral proceedings on February 6 and 7, 2025, respectively. Hexal filed a further brief on March 19, 2025. Oral proceedings took place on April 9 and 10, 2025. EP3000467 was upheld as amended after the first instance hearing based on Auxiliary Request 1, which covers the EMA approved indication for NERLYNX® as an extended adjuvant therapy for treating early-stage hormone receptor positive HER-2-overexpressed/amplified breast cancer. The first instance decision may be appealed. Hexal filed an appeal on June 6, 2025, Generics [UK] Limited filed an appeal on June 20, 2025 and Wyeth filed an appeal on June 30, 2025. One European divisional application is pending in the same family, namely EP 23157078.8. A response to the European Search Opinion (ESO) for this application was filed February 14, 2024. The first office action was issued on January 28, 2025 with a response to the first office action filed on July 22, 2025.

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

Trading Plans

During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 14, 2016 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2016, and incorporated herein by reference)

3.2	Fifth Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2025, and incorporated herein by reference)

10.1+	Fifth Amendment to Office Lease, dated as of October 27, 2017, by and between the Company and DE PARK AVENUE 10880, LLC

10.2+	Sixth Amendment to Office Lease, dated as of July 23, 2025, by and between the Company and DE PARK AVENUE 10880, LLC

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025

31.2+

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025

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

PUMA BIOTECHNOLOGY, INC.

Date: August 7, 2025	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Maximo F. Nougues
Maximo Nougues
Chief Financial Officer
(Principal Financial and Accounting Officer)