Form 10-Q
period 2025-09-30
PUMA BIOTECHNOLOGY, INC.
filed 2025-11-06
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 50,391,107 shares of Common Stock, par value $0.0001 per share, were outstanding as of November 3, 2025.

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

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$53,525	$69,219
Marketable securities	40,863	31,746
Accounts receivable, net of allowance for credit loss of $0 and $362	33,565	32,011
Inventory	9,476	8,724
Prepaid expenses, current	3,830	5,867
Restricted cash, current	2,091	—
Other assets, current	230	91
Total current assets	143,580	147,658
Lease right-of-use assets, net	6,147	4,579
Property and equipment, net	305	515
Intangible assets, net	43,827	51,131
Restricted cash, long-term	—	2,091
Deferred tax assets	7,075	7,075
Prepaid expenses and other, long-term	1,928	284
Total assets	$202,862	$213,333
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,386	$5,509
Accrued expenses, current	37,116	36,898
Lease liabilities, current	2,470	5,540
Post-marketing commitment liability	2,858	2,835
Current portion of long-term debt	33,716	45,329
Other liabilities, current	182	—
Total current liabilities	82,728	96,111
Lease liabilities, long-term	4,866	1,494
Post-marketing commitment liability, long-term	—	1,763
Long-term debt, net	—	21,719
Other liabilities, long-term	—	121
Total liabilities	87,594	121,208
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 50,384,274 shares issued and outstanding at September 30, 2025 and 49,105,834 issued and outstanding at December 31, 2024	5	5
Additional paid-in capital	1,412,457	1,407,000
Accumulated other comprehensive income	19	6
Accumulated deficit	(1,297,213)	(1,314,886)
Total stockholders’ equity	115,268	92,125
Total liabilities and stockholders’ equity	$202,862	$213,333

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product revenue, net	$51,902	$56,136	$144,194	$140,810
Royalty revenue	2,573	24,406	8,724	30,581
Total revenue	54,475	80,542	152,918	171,391
Operating costs and expenses:
Cost of sales	12,173	29,097	35,030	50,483
Selling, general and administrative	16,817	16,819	52,468	63,541
Research and development	15,912	12,547	45,227	39,766
Total operating costs and expenses	44,902	58,463	132,725	153,790
Income from operations	9,573	22,079	20,193	17,601
Other income (expenses):
Interest income	1,044	1,282	3,101	3,498
Interest expense	(1,489)	(3,100)	(5,503)	(9,831)
Other income	115	347	884	594
Total other expenses, net	(330)	(1,471)	(1,518)	(5,739)
Net income before income taxes	$9,243	$20,608	$18,675	$11,862
Income tax expense	(399)	(291)	(1,002)	(889)
Net income	$8,844	$20,317	$17,673	$10,973
Net income per share of common stock—basic	$0.18	$0.41	$0.35	$0.23
Net income per share of common stock—diluted	$0.17	$0.41	$0.35	$0.22
Weighted-average shares of common stock outstanding—basic	50,339,456	49,008,464	49,881,181	48,498,579
Weighted-average shares of common stock outstanding—diluted	50,929,893	49,173,361	50,334,553	49,025,103

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$8,844	$20,317	$17,673	$10,973
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax of $0	33	58	13	30
Comprehensive income	$8,877	$20,375	$17,686	$11,003

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Three Months Ended September 30, 2025
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at June 30, 2025	49,892,725	$5	1,410,784	(14)	(1,306,057)	104,718
Stock-based compensation	—	—	1,673	—	—	1,673
Shares issued or restricted stock units vested under employee stock plans	491,549	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	33	—	33
Net income	—	—	—	—	8,844	8,844
Balance at September 30, 2025	50,384,274	$5	$1,412,457	$19	$(1,297,213)	$115,268

For the Three Months Ended September 30, 2024
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at June 30, 2024	48,460,120	$5	$1,403,044	$(32)	$(1,354,508)	48,509
Stock-based compensation	—	—	2,054	—	—	2,054
Shares issued or restricted stock units vested under employee stock plans	607,228	—	150	—	—	150
Unrealized gain on available-for-sale securities	—	—	—	58	—	58
Net income	—	—	—	—	20,317	20,317
Balance at September 30, 2024	49,067,348	$5	$1,405,248	$26	$(1,334,191)	$71,088

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Nine Months Ended September 30, 2025
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2024	49,105,834	$5	$1,407,000	$6	$(1,314,886)	$92,125
Stock-based compensation	—	—	5,327	—	—	5,327
Shares issued or restricted stock units vested under employee stock plans	1,278,440	—	130	—	—	130
Unrealized gain on available-for-sale securities	—	—	—	13	—	13
Net income	—	—	—	—	17,673	17,673
Balance at September 30, 2025	50,384,274	$5	$1,412,457	$19	$(1,297,213)	$115,268

For the Nine Months Ended September 30, 2024
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2023	47,646,787	$5	$1,398,605	$(4)	$(1,345,164)	$53,442
Stock-based compensation	—	—	6,493	—	—	6,493
Shares issued or restricted stock units vested under employee stock plans	1,420,561	—	150	—	—	150
Unrealized gain on available-for-sale securities	—	—	—	30	—	30
Net income	—	—	—	—	10,973	10,973
Balance at September 30, 2024	49,067,348	$5	$1,405,248	$26	$(1,334,191)	$71,088

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income	$17,673	$10,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,281	8,683
Stock-based compensation	5,327	6,493
Provision for credit loss recovery	(362)	(121)
Disposal of property and equipment	4	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,192)	(6,685)
Inventory, net	(752)	4,407
Prepaid expenses and other	393	2,382
Other current assets	(139)	676
Accounts payable	877	620
Operating lease assets and liabilities, net	(1,266)	(1,164)
Accrued expenses and other	279	(2,059)
Post-marketing commitment liability	(1,740)	(894)
Net cash provided by operating activities	27,383	23,311
Investing activities:
Purchase of property and equipment	(107)	(40)
Purchase of available-for-sale securities	(61,204)	(60,956)
Maturity of available-for-sale securities	52,100	42,878
Net cash used in investing activities	(9,211)	(18,118)
Financing activities:
Net proceeds from shares issued under employee stock plans	130	150
Payment of debt	(33,330)	(22,220)
Payment of exit costs	(666)	(445)
Net cash used in financing activities	(33,866)	(22,515)
Net decrease in cash, cash equivalents and restricted cash	(15,694)	(17,322)
Cash, cash equivalents and restricted cash, beginning of period	71,310	86,676
Cash, cash equivalents and restricted cash, end of period	55,616	69,354

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases in accounts payable	$—	$20
Supplemental disclosure of cash flow information:
Interest paid	$4,838	$8,483
Income taxes paid	$1,277	$1,170

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

In September 2022, the Company entered into an exclusive license agreement with a subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of Aurora Kinase A. Alisertib is an adenosine triphosphate–competitive and reversible inhibitor of Aurora Kinase A and results in disruption of mitosis, leading to apoptosis of rapidly proliferating tumor cells that are dependent on Aurora Kinase A. Alisertib has been tested in clinical trials in patients with metastatic cancers, including breast cancer, small cell lung cancer, head and neck cancer, ovarian cancer, peripheral T cell lymphoma and acute myeloid leukemia. Under the terms of the exclusive license agreement, the Company assumed sole responsibility for the global development and commercialization of alisertib. The Company paid Takeda an upfront license fee of $7.0 million in October 2022, and Takeda is eligible to receive potential future milestone payments of up to $287.3 million upon the Company’s achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. As of September 30, 2025, no milestones had been accrued as the underlying contingencies were not probable or estimable.

The Company has reported net income of approximately $17.7 million and cash provided by operations of approximately $27.4 million for the nine months ended September 30, 2025. The Company’s commercialization, research and development or marketing efforts  may require funding in addition to the cash and cash equivalents and marketable securities totaling approximately $94.4 million at  September 30, 2025.

The Company believes that its existing cash and cash equivalents and marketable securities as of  September 30, 2025 and proceeds that will become available to the Company through product sales and sub-license payments are sufficient to satisfy its operating cash needs, including amounts due under the Company’s Note Purchase Agreement with Athyrium Opportunities IV Co-Invest 1 LP (“Athyrium”) (see Note 9—Debt), for at least one year after the filing of the Quarterly Report on Form 10-Q in which these financial statements are included. The Company continues to remain dependent, in part, on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib in the United States. While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future. The Company’s ability to obtain funding  may be adversely impacted by uncertain market and economic conditions, including the Company’s success in commercializing neratinib and unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. Additionally, the terms of the Company’s Note Purchase Agreement place restrictions on the Company’s ability to operate the business and on the Company’s financial flexibility, and the Company  may be unable to achieve the revenue necessary to satisfy the minimum revenue and cash balance covenants as specified in the agreement.

Since its inception through September 30, 2025, the Company’s financing has primarily consisted of proceeds from product, royalty and license revenue, public offerings of its common stock, private equity placements, and various debt instruments.

In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of our consolidated financial position as of  September 30, 2025. Such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 31, 2024 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the audited annual financial statements. The condensed consolidated results of operations for the quarter ended September 30, 2025 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending  December 31, 2025.

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

In addition to the significant expense categories included within consolidated net income presented on the Company's Condensed Consolidated Statements of Operations, see below for disaggregated amounts that comprise operating expenses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$12,173	$29,097	$35,030	$50,483
General and administrative	6,142	6,136	18,860	30,074
Commercialization	9,623	9,241	30,330	29,139
Research and development:
Clinical research and development	7,789	5,667	21,881	16,547
Medical affairs	1,323	1,220	4,107	3,414
Other research and development (1)	6,179	5,048	17,190	17,640
Operating costs and expenses	43,229	56,409	127,398	147,297
Stock based compensation	1,673	2,054	5,327	6,493
Total operating costs and expenses	$44,902	$58,463	$132,725	$153,790

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Options outstanding	2,947,276	3,850,575	3,718,413	3,850,575
Warrant outstanding	2,116,250	2,116,250	2,116,250	2,116,250
Unvested restricted stock units	229,495	751,139	354,821	751,139
Totals	5,293,021	6,717,964	6,189,484	6,717,964

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share of common stock computations is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$8,844	$20,317	$17,673	$10,973
Denominator:
Weighted average common stock outstanding for basic net income per share	50,339,456	49,008,464	49,881,181	48,498,579
Net effect of dilutive common stock equivalents	590,437	164,897	453,372	526,524
Weighted average common stock outstanding for diluted net income per share	50,929,893	49,173,361	50,334,553	49,025,103
Net income per share of common stock
Basic	$0.18	$0.41	$0.35	$0.23
Diluted	$0.17	$0.41	$0.35	$0.22

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

If taxes relating to product sales should be collected from customers and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the nine months ended September 30, 2025 and 2024, respectively.

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

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not likely occur in a future period for the estimates detailed below as of September 30, 2025, and, therefore, the transaction price was not reduced further during the quarter ended September 30, 2025. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

As of September 30, 2025, the total potential milestone payments that would be due to the Company upon achievement of all respective performance obligations under the sub-license agreements is approximately $579.8 million. At this time, the Company cannot estimate if or when these milestone-related performance obligations might be achieved.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2025, the Company’s uncertain tax positions include a reserve for its research and development credits.

On July 4, 2025, the “One Big Beautiful Bill” was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. As of the date of these financial statements, the Company has evaluated the impact of the changes to Section 174 – Amortization of research and experimental expenditures on the valuation allowance release. The Company intends to deduct the capitalized costs over two years. This deduction reduces the amount of net operating losses being utilized but results in a net zero change to the deferred tax asset balance. Therefore, the Company has concluded that it remains reasonable to maintain the $7.0 million estimate for the valuation allowance release as of September 30, 2025 as the facts and circumstances supporting the deferred tax asset have not materially changed.

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

Restricted Cash:

Restricted cash represents cash held at financial institutions that is pledged as collateral for stand-by letters of credit for office leases. The lease-related letters of credit will lapse at the end of the respective lease terms through 2026. At each of the periods ended  September 30, 2025 and December 31, 2024, the Company had restricted cash in the amount of approximately $2.1 million.

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

Following are the major categories of assets measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

September 30, 2025	Level 1	Level 2	Level 3	Total
Cash equivalents	$8,007	$39,574	$—	$47,581
U.S. Government securities	20,449	—	—	20,449
Corporate Bonds	—	962	—	962
Commercial paper	—	19,452	—	19,452
	$28,456	$59,988	$—	$88,444

December 31, 2024	Level 1	Level 2	Level 3	Total
Cash equivalents	$16,996	$38,102	$—	$55,098
U.S. Government securities	17,568	—	—	$17,568
Commercial paper	—	14,178	—	14,178
Totals	$34,564	$52,280	$—	$86,844

The Company’s investments in commercial paper and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
September 30, 2025	(in years)	Cost	Gains	Losses	Fair Value
Cash equivalents		$47,583	$1	$(3)	$47,581
U.S. Government securities	Less than 1	20,433	17	(1)	20,449
Corporate Bonds	Less than 1	962	—	—	962
Commercial paper	Less than 1	19,447	7	(2)	19,452
Totals		$88,425	$25	$(6)	$88,444

	Maturity	Amortized	Unrealized		Estimated
December 31, 2024	(in years)	Cost	Gains	Losses	Fair Value
Cash equivalents		$55,095	$3	$—	$55,098
U.S. Government securities	Less than 1	17,564	$6	$(2)	$17,568
Commercial paper	Less than 1	14,179	7	(8)	14,178
Totals		$86,838	$16	$(10)	$86,844

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, marketable securities, and accounts receivable, net. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at September 30, 2025 were approximately $54.9 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

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

The Company capitalizes inventory costs associated with the Company’s products after regulatory approval, if any, when, based on management’s judgment, future commercialization is considered probable, and the future economic benefit is expected to be realized. Inventory that can be used in either the production of clinical or commercial product is recorded as research and development expense when selected for use in a clinical trial. Starter kits, provided to patients prior to insurance approval, are expensed by the Company to selling, general and administrative expense as incurred. Of the total inventory amounts noted below, approximately $4.8 million is located at contract manufacturing organizations in Europe as of September 30, 2025.

The Company’s inventory balances are as follows:

	September 30, 2025	December 31, 2024
Raw materials	$3,642	$7,183
Work-in-process (materials, labor and overhead)	5,395	758
Finished goods (materials, labor and overhead)	439	783
Total inventories	$9,476	$8,724

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

The Company reviews its long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as required by ASC Topic 360, Property, Plant, and Equipment (“ASC 360”). The Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows over the life of the asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would then determine the fair value of the long-lived asset and recognize an impairment loss for the amount in excess of the carrying value. No impairments were recorded during the three months ended September 30, 2025 and 2024.

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

The Company is required to remeasure the lease liability and make an adjustment in the following instances:

• The term of the lease has been modified or there has been a change in the Company’s assessment of a purchase option being exercised, in which case the lease liability is remeasured by discounting the revised lease payments using a revised discount rate;

•  A lease contract is modified, and the lease modification is not accounted for as a separate lease, in which case the lease liability is remeasured by discounting the revised lease payments using a revised discount rate; and

•  The lease payments are adjusted due to changes in the index or a change in expected payment under a guaranteed residual value, in which cases the lease liability is remeasured by discounting the revised lease payments using the initial discount rate.

The incremental borrowing rate (“IBR”) represents the rate of interest the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. As the implicit rate on the Company’s leases are not readily determinable, the Company uses its IBR based on the information available at the commencement date in determining the present value of lease payments. The Company’s average IBR for existing leases as of September 30, 2025 is 12.4%.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures: The ASU requires more detailed information about specified categories of expenses included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of adopting this ASU on its consolidated financial statements and related disclosures.

Note 3—Accounts Receivable, Net:

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Trade accounts receivable	$30,811	$26,362
Royalty revenue receivable	2,754	6,011
Total accounts receivable	$33,565	$32,373

Allowance for credit losses	0	(362)
Total accounts receivable, net	$33,565	$32,011

Trade accounts receivable consist entirely of amounts owed from the Company’s customers related to product sales. Royalty revenue receivable represents amounts owed related to royalty revenue recognized based on the Company’s sub-licensees’ sales in their respective territories in the periods ended September 30, 2025 and December 31, 2024.

For all accounts receivable, the Company recognizes credit losses based on lifetime expected losses to selling, general and administrative expense in the condensed consolidated statements of operations. In determining estimated credit losses, the Company evaluates its historical loss rates, current economic conditions and reasonable and supportable forecasts of future economic conditions. The Company recorded a recovery to the provision for credit loss of $0.1 million for each of the three months ended September 30, 2025 and 2024. The Company recorded a recovery to the provision for credit loss of $0.4 and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively.

Note 4—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Current:
CRO services	$74	$81
Other clinical development	383	347
Insurance	218	1,078
Professional fees	940	731
Prepaid Taxes	409	21
Other	1,806	3,609
	3,830	5,867
Long-term:
CRO services	15	52
Insurance	9	11
Other clinical development	74	102
Other	1,830	119
	1,928	284
Totals	$5,758	$6,151

Other current prepaid amounts consist primarily of deposits, signing bonuses, licenses, subscriptions and software, and prefunding of reimbursement claims. Other long-term prepaid amounts consist primarily of funding for commercial copay support programs.

Note 5—Leases:

In December 2011, the Company entered into a non-cancelable operating lease for office space in Los Angeles, California, which was subsequently amended in November 2012, December 2013, March 2014, July 2015 and  December 2017. The initial term of the lease was for seven years and commenced on December 10, 2011. As amended, the Company rents approximately 65,656 square feet. The term of the lease runs until March 2026. In July 2025, the Company executed an amendment to its office space in Los Angeles, California to surrender certain suites effective March 31, 2026 and extend the lease term for the remaining 26,700 rentable square feet for an additional five years and five months through August 31, 2031. Base rent escalates annually and is abated from April 2026 through August 2026. Lease payments also include variable charges for the Company’s proportionate share of building operating expenses and real estate taxes based on a 2026 base year. The Company has the option to renew such lease for an additional five year term. Management determined that the renewal option is not reasonably certain to occur. The Company accounted for this amendment as a lease modification. There was no change in the lease classification as a result of this modification and the Company continues to recognize such a lease as an operating lease. The Company remeasured its ROU assets and operating lease liabilities using an updated incremental borrowing rate. The change in ROU assets and operating lease liabilities related to this lease modification amounted to $4.1 million.

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

Total rent expense for the three and nine months ended September 30, 2025 was approximately $1.1 million and $3.4 million, respectively. Total rent expense for the three and nine months ended September 30, 2024 was approximately $1.2 million and $3.7 million, respectively. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. The Company’s office leases generally have contractually specified minimum rent and annual rent increases that are included in the measurement of the ROU asset and related lease liability. Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in selling, general and administrative costs in the condensed consolidated statements of operations when they are incurred.

Supplemental cash flow information related to leases for the nine months ended September 30, 2025:
Operating cash flows used for operating leases (in thousands)	$4,813
Right-of-use assets obtained in exchange for new operating lease liabilities	4,123
Weighted-average remaining lease term (in years)	5.9
Weighted average discount rate	12.4%

Future minimum lease payments as of September 30, 2025 were as follows (in thousands):

Amount
2025 (remaining)	$1,508
2026	1,913
2027	1,248
2028	1,292
2029	1,337
Thereafter	2,335
Total minimum lease payments	$9,634
Less: imputed interest	(2,298)
Total lease liabilities	$7,336

In February 2019, the Company entered into a long-term sublease agreement for 12,429 square feet of the office space in Los Angeles, California. The term of the lease ran until March 2026 and rent amounts payable to the Company increased approximately 3% per year. The February 2019 sublease was terminated in December 2024. As a result, the Company received $0.7 million, which approximated the sublease rental payments on the remaining lease term. During the three month period ended  March 31, 2025, the Company signed another sublease agreement for the 12,429 square feet of office space with a sublease commencement date of  April 1, 2025.

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

The Company recorded operating sublease income of $0.2 million for each of the three months ended  September 30, 2025 and 2024, and approximately $0.7 million for each of the nine months ended  September 30, 2025 and 2024, respectively, in other income (expenses) in the condensed consolidated statements of operations.

The future minimum lease payments to be received as of September 30, 2025, were as follows (in thousands):

Amount
2025	$132
2026	132
Total	$264

Note 6—Property and Equipment, Net:

Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Leasehold improvements	$3,779	$3,779
Computer equipment	756	2,150
Telephone equipment	—	95
Furniture and fixtures	2,359	2,359
Total property and equipment	6,894	8,383
Less: accumulated depreciation	(6,589)	(7,868)
Property and equipment, net	$305	$515

For the three and nine months ended September 30, 2025 and 2024, the Company incurred depreciation expense of $0.1 million and $0.3 million, respectively.

Note 7—Intangible Assets, Net:

Intangible assets, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Acquired and in-licensed rights	$102,500	$102,500
Less: accumulated amortization	(58,673)	(51,369)
Total intangible assets, net	$43,827	$51,131

For each of the three and nine months ended September 30, 2025 and 2024, the Company incurred amortization expense of $2.4 million and $7.3 million, respectively. The estimated remaining useful life of the intangible assets as of September 30, 2025 is 4.5 years.

Company reached a commercial milestone by achieving aggregate worldwide net sales of $250.0 million in calendar year 2022, resulting in a payment to Pfizer of $12.5 million during the three months ended March 31, 2023. The Company capitalized the milestones as intangible assets and is amortizing the assets to cost of sales on a straight-line basis over the estimated useful life of the licensed patent through 2030. The Company recorded amortization expense related to its intangible assets of approximately $2.4 million and $7.3 million for the three and nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, estimated future amortization expense related to the Company’s intangible assets is approximately $2.4 million for the remainder of 2025 and $9.7 million for each year starting 2026 through 2029, and $2.4 million for 2030.

Note 8—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Current:
Accrued royalties	$8,901	$10,169
Accrued CRO services	2,666	1,035
Accrued variable consideration	11,301	10,829
Accrued bonus	5,647	7,976
Accrued compensation	5,420	4,368
Accrued other clinical development	590	935
Accrued professional fees	454	341
Accrued legal fees	1,049	1,095
Accrued manufacturing costs	917	39
Other	171	111
	$37,116	$36,898
Long-term:
Accrued other liabilities	—	121
	—	121
Totals	$37,116	$37,019

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

Note 9—Debt:

Long term debt consisted of the following (in thousands):

	September 30, 2025	Maturity Date
Total debt, inclusive of $2.0 million exit payment	$102,000	July 23, 2026
Less: unamortized debt issuance costs and discounts	(291)
Less: current portion	(33,716)
Less: debt repayment	(67,993)
Total long-term debt, net	$(0)

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

Following the effectiveness of the Third Amendment, the Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) the lesser of (i) the sum of (x) three-month term SOFR for an interest period of three months plus (y) 0.26161% (26.161 basis points) and (ii) three and one-half of one percent (3.50%) per annum. Interest is payable quarterly on the last business day of March, June, September and December each year. In the second quarter of 2024, the Company began paying the principal payments required to be made quarterly at 11.11% of the original face amount. The remaining balance will be paid at maturity. Each principal payment also includes a 2.0% exit payment. Each quarterly principal payment approximates $11.1 million, and each quarterly exit fee payment approximates $0.2 million. As of September 30, 2025, the effective interest rate for the loan was 12.99%.

As of September 30, 2025, the Company  may prepay the outstanding principal balance of the notes, in whole or in part, without premium or penalty.

The Athyrium Notes include affirmative and negative covenants applicable to the Company. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, and satisfy certain requirements regarding deposit accounts. The negative covenants include, among others, restrictions on the Company’s transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions. The Company is also required to maintain minimum cash balances and achieve certain minimum product revenue targets, measured as of the last day of each fiscal quarter on a trailing year-to-date basis. As of September 30, 2025, the Company was in compliance with such covenants.

As of  September 30, 2025, the principal balance outstanding under the Athyrium Notes was $33.3 million and exit fees were $0.7 million, representing all of the Company’s debt.

The future minimum principal and exit payments under the Athyrium Notes as of September 30, 2025 are as follows (in thousands):

Amount
2025	11,332
2026	22,675
Total	$34,007

Debt Issuance Costs and Discounts:

Debt issuance costs and discounts consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Debt issuance costs and discounts (Athyrium Notes)	$5,410	$5,410
Less: accumulated amortization	(5,119)	(4,454)
Included in current portion of debt	$291	$956

Debt issuance costs and discounts are financing costs related to the Company’s outstanding debt. Amortization of debt issuance costs is expensed using the effective interest method and is included in interest expense in the condensed consolidated statement of operations. For the three and nine months ended September 30, 2025, the Company recorded approximately $0.1 million and $0.5 million of interest expense, respectively. For the three and nine months ended September 30, 2024, the Company recorded approximately $0.2 million and $0.7 million of interest expense, respectively.

Note 10—Stockholders’ Equity:

Common Stock:

The Company issued 55,882 and 64,118 shares of common stock upon exercise of stock options during the nine months ended September 30, 2025 and 2024, respectively. The Company issued 1,222,558 and 1,356,443 shares of common stock upon vesting of RSUs during the nine months ended September 30, 2025 and 2024, respectively.

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

Stock Options and Restricted Stock Units:

The Company’s 2011 Plan, as amended, was adopted by the Company’s Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers, and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. On June 18, 2024, the stockholders of the Company approved an amendment to the Company’s 2011 Plan, increasing the number of authorized shares of the Company’s common stock, par value $0.0001 per share, that may become issuable under the 2011 Plan by 3,000,000 shares and extending the period during which incentive stock options may be granted. As of September 30, 2025 a total of 17,529,412 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

All of the options awarded by the Company have been “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107 - Share Based Payment. As of September 30, 2025, 4,518,398 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2011 Plan and 3,310,878 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees and nonemployees was estimated using the Black-Scholes Option Pricing Method (see Note 2—Significant Accounting Policies) with the following weighted-average assumptions used during the nine months ended September 30, 2025:

	2025	2024
Dividend yield	0.0%	0.0%
Expected volatility	81.5%	85.8%
Risk-free interest rate	4.4%	4.1%
Expected life in years	5.55	5.55

The Company’s 2017 Plan, as amended, was adopted by the Company’s Board of Directors on April 27, 2017. Pursuant to the 2017 Plan, the Company may grant stock options and RSUs, as well as other forms of equity-based compensation, to employees as an inducement to join the Company. The maximum term of stock options granted under the 2017 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. On July 15, 2021, the Board of Directors adopted an amendment to the 2017 Plan to increase the number of shares of the Company’s common stock reserved for issuance thereunder by 1,000,000 shares. As of September 30, 2025 a total of 3,000,000 shares of the Company’s common stock have been reserved for issuance under the 2017 Plan. As of September 30, 2025, a total of 393,800 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2017 Plan and 1,328,505 shares of the Company’s common stock are available for future issuance under the 2017 Plan.

Stock-based compensation expense was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Stock-based compensation:
Options:
Selling, general, and administrative	$236	$386	$781	$1,247
Research and development	31	57	124	234
Restricted stock units:
Selling, general, and administrative	815	1,056	2,497	3,081
Research and development	591	555	1,925	1,931
Total stock-based compensation expense	$1,673	$2,054	$5,327	$6,493

Activity with respect to options granted under the 2011 Plan and 2017 Plan is summarized as follows:

Stock Option Roll Forward:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	4,051,928	$33.80
Granted	492,514	2.78
(Forfeited)	(84,954)	3.57
(Exercised)	(55,882)	2.33
(Expired)	(850,176)	60.00
Outstanding at September 30, 2025	3,553,430	$21.73	5.1	$2,774
Vested and expected to vest at September 30, 2025	3,553,430	$21.73	5.1	$2,774
Exercisable	3,147,703	$24.07	4.6	$1,964

At September 30, 2025, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $0.7 million, which is expected to be recognized over a weighted-average period of 1.1 years. At September 30, 2025, the total estimated unrecognized employee compensation cost related to non-vested RSUs was approximately $3.8 million, which is expected to be recognized over a weighted-average period of 1.3 years. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2025 and 2024 was $1.95 and $4.57 per share, respectively. The weighted average grant date fair value of RSUs awarded during the nine months ended September 30, 2025 and 2024 was $3.34 and $5.89 per share, respectively.

Restricted Stock Unit Roll Forward:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2024	1,289,449	$5.14
Granted	1,406,086	$3.34
(Forfeited)	(114,209)	$4.02
(Vested)	(1,222,558)	$4.60
Nonvested shares at September 30, 2025	1,358,768	$3.86

Note 11—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $1.4 million and $1.4 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Takeda License Agreement

In September 2022, the Company entered into an exclusive license agreement with Takeda to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of aurora kinase A. Under the terms of the exclusive license agreement, the Company will assume sole responsibility for the global development and commercialization of alisertib. Takeda received an upfront license fee of $7.0 million in October 2022 and is eligible to receive potential future milestone payments of up to $287.3 million upon the Company’s achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. No milestones were achieved as of September 30, 2025.

Legal Proceedings:

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

Legal Malpractice Suit

On  September 17, 2020, the Company filed a lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. The Company is alleging legal malpractice based on the defendants’ negligent handling of the defense of the Company in Eshelman v. Puma Biotechnology, Inc., et al. The Company is seeking recovery of the entire amount awarded in Eshelman v. Puma Biotechnology, Inc., et al. and all legal fees and expenses incurred in appealing from the judgment and retrying the damages phase of the trial. On  November 23, 2020, the defendant filed an answer to the complaint denying the allegations of negligence. On August 19, 2022, the Company filed a voluntary dismissal of the legal malpractice action, without prejudice, to allow the Eshelman v. Puma Biotechnology, Inc., et al. to conclude before proceedings. On June 2, 2023, the Company re-filed the lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. On August 22, 2023, the defendants filed motions to dismiss the case. These motions were presented at a hearing on February 20, 2024. The Superior Court Judge granted the motions to dismiss on March 20, 2024. The Company appealed this ruling to the North Carolina Court of Appeals. On September 3, 2025, the Court of Appeals reversed the dismissal of the Company’s claim for legal malpractice and remanded the case to the Superior Court for further proceedings. The defendants filed a petition for discretionary review of this decision by the North Carolina Supreme Court on October 8, 2025. The Supreme Court has not decided whether to accept the case for review.

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

On March 13, 2023, the Company submitted four Article 76 petitions against the Kelun ANDA with the CNIPA and requested administrative determination that Kelun’s generic neratinib tablet falls within the scope of the claims of the four Orange Book patents. On March 21, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to Patent Nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall within the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On March 24, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to Patent Nos. ZL201410082103.7 and ZL201080060546.6. On April 17, 2023, the Company requested the NMPA to institute a nine-month stay against Kelun’s ANDA starting from the CNIPA’s acceptance of the Company’s request for administrative determination. On September 14, 2023, the Company withdrew the two requests for administrative determination in relation to Chinese Patent Nos. ZL201410082103.7 and ZL201080060546.6 at the CNIPA. On September 25, 2023, the CNIPA accepted the Company’s withdrawal request. On September 9, 2025, the NMPA approved Kelun’s ANDA to market a generic version of the Company’s NERLYNX® in China with the approval number of GuoYaoZhunZi H20255337.

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

We currently market NERLYNX in the United States using our direct specialty sales force consisting of approximately 38 sales specialists. Our sales specialists are supported by an experienced sales leadership team consisting of several regional business leaders and a Vice President of sales, as well as experienced professionals in marketing, managed markets, access and reimbursement, research, and sales planning and operations. Outside the United States, we seek to enter into exclusive sub-license agreements with third parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. As of September 30, 2025, NERLYNX has received approval for the treatment of certain patients with extended adjuvant or metastatic HER2-positive breast cancer in over 40 countries outside the United States. We are currently party to several sub-licenses in various regions outside the United States, including Europe, Australia, Canada, China, Southeast Asia, Israel, South Korea, Russia and various countries and territories in Central America, South America, Africa and the Middle East.

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

Under the terms of the exclusive license agreement, we assumed sole responsibility for the global development and commercialization of alisertib. We paid Takeda an upfront license fee of $7.0 million in October 2022, and it is eligible to receive potential future milestone payments of up to $287.3 million upon our achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. We recorded in-process research and development expense of $7.0 million during the year ended December 31, 2022, in connection with the upfront payment related to the asset acquisition. As of September 30, 2025, no milestones had been accrued as the underlying contingencies were not probable or estimable.

Our expenses to date have been related to hiring staff, commencing company-sponsored clinical trials, building out of our corporate infrastructure and, since 2017, the commercial launch of NERLYNX. Going forward, we anticipate significant expenses as we continue to develop alisertib in 2025. Accordingly, our success depends not only on the safety and efficacy of our drug candidates, but also on our ability to finance product development. To date, our major sources of working capital have been proceeds from product and license revenue, public offerings of our common stock, proceeds from our credit facility and sales of our common stock in private placements. We intend to satisfy our near-term liquidity requirements through a combination of our existing cash and cash equivalents and marketable securities as of September 30, 2025, and proceeds that will become available to us through product sales, royalties and sub-license milestone payments. However, this intention is based on assumptions that may prove to be wrong. Changes may occur that would consume our available capital faster than anticipated, including changes in and progress of our development activities, the impact of commercialization efforts, acquisition of additional drug candidates and changes in regulation. Some of these developments have had and may continue to have an adverse effect on our revenue and thus could have an adverse effect on our ability to satisfy the minimum revenue and cash balance covenants contained in the Athyrium Notes.

Critical Accounting Policies

As of the date of the filing of this Quarterly Report, we believe there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2025 from our accounting policies at December 31, 2024, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Research and development expenses:

Research and development expenses (“R&D expenses”) include costs associated with services provided by consultants who conduct and perform clinical services on our behalf and contract organizations for the manufacturing of clinical materials. During the three and nine months ended September 30, 2025 and 2024, our R&D expenses consisted primarily of clinical research organization (“CRO fees”); fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our R&D expenses as they are incurred. Internal R&D expenses primarily consist of payroll-related costs and also include equipment costs, travel expenses and supplies.

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

Taxes:

On July 4, 2025, the “One Big Beautiful Bill” was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact us. As of the date of these financial statements, we have evaluated the impact of the changes to Section 174 – Amortization of research and experimental expenditures on the valuation allowance release. We intend to deduct the capitalized costs over two years. This deduction reduces the amount of net operating losses being utilized but results in a net zero change to the deferred tax asset balance. Therefore, we have concluded that it remains reasonable to maintain the $7.0 million estimate for the valuation allowance release as of September 30, 2025 as the facts and circumstances supporting the deferred tax asset have not materially changed.

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Total revenue:

Total revenue for the three months ended September 30, 2025 was approximately $54.5 million, compared to $80.5 million for the three months ended September 30, 2024. This decrease in total revenue was due to a decrease in product revenue, net of approximately $4.2 million and a decrease in royalty revenue of $21.8 million.

Product revenue, net:

Product revenue, net was approximately $51.9 million for the three months ended September 30, 2025, compared to $56.1 million for the three months ended September 30, 2024. This decrease in product revenue, net, compared to the three months ended September 30, 2024, was attributable to a decrease in product supply revenue to our international licensees (reduction in China sales), partially offset by an increase in domestic sales resulting from an 8% increase in bottles of NERLYNX sold in the U.S. market and an increase in net selling price. This increase in gross domestic sales was partially offset by greater deductions to gross revenue for variable consideration, primarily related to government chargebacks.

Royalty revenue:

Royalty revenue was approximately $2.6 million for the three months ended September 30, 2025, compared to approximately $24.4 million for the three months ended September 30, 2024. The decrease was primarily due to timing of sales made into China by our sub-licensee.

Cost of sales:

Cost of sales was approximately $12.2 million for the three months ended September 30, 2025, compared to approximately $29.1 million for the three months ended September 30, 2024. The decrease was primarily due to timing of sales made into China by our sub-licensee and the related cost of products shipped and royalty expense.

Selling, general and administrative expenses:

SG&A expenses were approximately $16.8 million for the three months ended September 30, 2025, compared to approximately $16.8 million for the three months ended September 30, 2024. SG&A expenses for the three months ended September 30, 2025 and 2024 were as follows:

Selling, general, and administrative expenses	For the Three Months Ended		Change
(in thousands)	September 30,		$	%
	2025	2024	2025/2024	2025/2024
Payroll and related costs	$8,445	$7,646	$799	10.4%
Provision for credit loss recovery	(213)	(48)	(165)	343.8%
Professional fees and expenses	4,277	4,523	(246)	-5.4%
Travel and meetings	1,266	1,204	62	5.1%
Facilities and equipment costs	1,176	1,249	(73)	-5.8%
Stock-based compensation	1,051	1,443	(392)	-27.2%
Other	815	802	13	1.6%
	$16,817	$16,819	$(2)	0.0%

SG&A expenses remained virtually unchanged for the three months ended September 30, 2025, compared to the same period in 2024, primarily attributable to the following:

●	an increase in credit loss recovery of approximately $0.2 million, primarily related to the payment history of a customer receivable;

●	a decrease in professional fees and expenses of approximately $0.3 million, primarily related to legal fees associated with the AstraZeneca litigation in the prior year; and

●	a decrease in stock-based compensation expense of approximately $0.4 million, primarily due to newer awards at a lower grant price.

Partially offset by:

●	an increase in payroll and related costs of approximately $0.8 million, primarily due to an increase in bonus related payroll costs as well as increases in our healthcare insurance premiums.

Research and development expenses:

R&D expenses were approximately $15.9 million for the three months ended September 30, 2025, compared to approximately $12.6 million for the three months ended September 30, 2024. R&D expenses for the three months ended September 30, 2025 and 2024, were as follows:

Research and development expenses	For the Three Months Ended		Change
(in thousands)	September 30,		$	%
	2025	2024	2025/2024	2025/2024
Clinical trial expense	$5,473	$3,674	$1,799	49.0%
Internal R&D	8,517	7,578	939	12.4%
Consultant and contractors	1,300	684	616	90.1%
Stock-based compensation	622	611	11	1.8%
	$15,912	$12,547	$3,365	26.8%

R&D expenses increased by approximately $3.4 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily attributable to the following:

●	an increase in clinical trial expense of approximately $1.8 million, primarily due to increased alisertib study activity;

●	an increase in internal R&D expense of approximately $0.9 million, primarily due to increased payroll and healthcare costs; and

●	an increase in consultants and contractors expense of approximately $0.6 million, primarily due to increased alisertib study activity.

Other income (expenses):

Other income (expenses)	For the Three Months Ended		Change
(in thousands)	September 30,		$	%
	2025	2024	2025/2024	2025/2024
Interest income	$1,044	$1,282	$(238)	-18.6%
Interest expense	(1,489)	(3,100)	1,611	-52.0%
Other income	115	347	(232)	-66.9%
	$(330)	$(1,471)	$1,141	-77.6%

Interest income:

For the three months ended September 30, 2025, we recognized approximately $1.0 million in interest income, compared to approximately $1.3 million of interest income for the three months ended September 30, 2024. The decrease in interest income was primarily the result of lower investment balances and timing of investments.

Interest expense:

For the three months ended September 30, 2025 , we recognized approximately $1.5 million in interest expense, compared to approximately $3.1 million of interest expense for the three months ended September 30, 2024 . The decrease in interest expense was primarily related to a lower debt balance as we began paying down our debt principal during the three months ended September 30, 2024.

Other income:

For the three months ended September 30, 2025 , we recognized approximately $0.1 million in other income, compared to approximately $0.3 million of other income for the three months ended September 30, 2024 . The decrease in other income was primarily due to unfavorable exchange rates in Euro-denominated transactions.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Total revenue:

Total revenue for the nine months ended September 30, 2025 was approximately $152.9 million, compared to $171.4 million for the nine months ended September 30, 2024. This $18.5 million decrease in total revenue was due to a decrease in royalty revenue of $21.9 million, partially offset by an increase in product revenue, net of approximately $3.4 million.

Product revenue, net:

Product revenue, net was approximately $144.2 million for the nine months ended September 30, 2025, compared to $140.8 million for the nine months ended September 30, 2024. This increase in product revenue, net, compared to the nine months ended September 30, 2024, was attributable to an increase in domestic sales resulting from a 3% increase in bottles of NERLYNX sold in the U.S. market and an increase in net selling price, partially offset by an increase in deductions to gross revenue for variable consideration, primarily related to government chargebacks.

Royalty revenue:

Royalty revenue was approximately $8.7 million and $30.6 million for the nine months ended September 30, 2025 and September 30, 2024 respectively. The decrease in royalty revenue was primarily due to a decrease in sales to our international licensees (reduction in China sales).

Cost of sales:

Cost of sales was approximately $35.0 million for the nine months ended September 30, 2025, compared to approximately $50.5 million for the nine months ended September 30, 2024. The decrease was primarily due to timing of sales made into China by our sub-licensee and the related cost of products shipped and royalty expense.

Selling, general and administrative expenses:

SG&A expenses were approximately $52.5 million for the nine months ended September 30, 2025, compared to approximately $63.5 million for the nine months ended September 30, 2024. SG&A expenses for the nine months ended September 30, 2025 and 2024 were as follows:

Selling, general, and administrative expenses	For the Nine Months Ended		Change
(in thousands)	September 30,		$	%
	2025	2024	2025/2024	2025/2024
Payroll and related costs	$25,749	$23,703	$2,046	8.6%
Provision for credit loss recovery	(362)	(121)	(241)	199.2%
Professional fees and expenses	13,861	25,139	(11,278)	-44.9%
Travel and meetings	4,014	4,244	(230)	-5.4%
Facilities and equipment costs	3,517	3,732	(215)	-5.8%
Stock-based compensation	3,278	4,328	(1,050)	-24.3%
Other	2,411	2,516	(105)	-4.2%
	$52,468	$63,541	$(11,073)	-17.4%

SG&A expenses decreased by approximately $11.1 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily attributable to the following:

●	an increase in provision for credit loss of approximately $0.2 million, primarily related to the payment history of a customer receivable;

●	a decrease in professional fees and expenses of approximately $11.3 million, primarily related to legal fees associated with the AstraZeneca litigation in the prior year; and

●	a decrease in stock-based compensation expense of approximately $1.1 million, primarily due to newer awards at a lower grant price.

Partially offset by:

●	an increase in payroll and related costs of approximately $2.0 million, primarily due to the severance costs related to the departure of our Chief Commercial Officer, increased headcount in our sales team as well as increases in our healthcare insurance premiums.

Research and development expenses:

R&D expenses were approximately $45.2 million for the nine months ended September 30, 2025, compared to approximately $39.8 million for the nine months ended September 30, 2024. R&D expenses for the nine months ended September 30, 2025 and 2024, were as follows:

Research and development expenses	For the Nine Months Ended		Change
(in thousands)	September 30,		$	%
	2025	2024	2025/2024	2025/2024
Clinical trial expense	$14,752	$11,363	$3,389	29.8%
Internal R&D	25,153	24,193	960	4.0%
Consultant and contractors	3,273	2,045	1,228	60.0%
Stock-based compensation	2,049	2,165	(116)	-5.4%
	$45,227	$39,766	$5,461	13.7%

R&D expenses increased by approximately $5.5 million compared to the nine months ended September 30, 2024, primarily attributable to the following:

●	an increase in clinical trial expense of approximately $3.4 million, primarily due to increased alisertib study activity; and

●	an increase in consultants and contractors expense of approximately $1.2 million, primarily due to increased alisertib study activity.

Other income (expenses):

Other income (expenses)	For the Nine Months Ended		Change
(in thousands)	September 30,		$	%
	2025	2024	2025/2024	2025/2024
Interest income	$3,101	$3,498	$(397)	-11.3%
Interest expense	(5,503)	(9,831)	4,328	-44.0%
Other income	884	594	290	48.8%
	$(1,518)	$(5,739)	$4,221	-73.5%

Interest income:

For the nine months ended September 30, 2025, we recognized approximately $3.1 million in interest income, compared to approximately $3.5 million of interest income for the nine months ended September 30, 2024. The decrease in interest income was primarily the result of lower investment balances and timing of investments.

Interest expense:

For the nine months ended September 30, 2025 , we recognized approximately $5.5 million in interest expense, compared to approximately $9.8 million of interest expense for the  nine months ended September 30, 2024 . The decrease in interest expense was primarily related to a lower debt balance as we began paying down our debt principal during the nine months ended September 30, 2024.

Other income:

For the  nine months ended September 30, 2025 , we recognized approximately $0.9 million in other income, compared to approximately $0.6 million of other income for the  nine months ended September 30, 2024 . The increase in other income was primarily due to favorable exchange rates in Euro-denominated transactions.

Liquidity and Capital Resources

The following table, which summarizes our liquidity and capital resources as of September 30, 2025 and December 31, 2024 and for the nine months ended September 30, 2025 and 2024, is intended to supplement the more detailed discussion that follows:

	As of	As of
Liquidity and capital resources (in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$53,525	$69,219
Marketable securities	$40,863	$31,746
Working capital	$60,852	$51,547
Current portion of long-term debt	$33,716	$45,329
Long-term debt	$-	$21,719
Stockholders’ equity	$115,268	$92,125

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash provided by (used in):
Operating activities	$27,383	$23,311
Investing activities	(9,211)	(18,118)
Financing activities	(33,866)	(22,515)
Net decrease in cash, cash equivalents and restricted cash	$(15,694)	$(17,322)

On October 26, 2023, we implemented a reduction in our workforce of approximately 5% across the Company. We incurred approximately $0.4 million in related costs, which included severance payments and insurance premiums. These costs were recorded in the fourth quarter of 2023. All payments related to this plan were paid as of June 30, 2024.

Operating Activities:

Cash provided by operating activities for the nine months ended September 30, 2025 was $27.4 million and consisted of net income of approximately $17.7 million, adjusted for non-cash items of approximately $13.2 million, which included stock-based compensation of $5.3 million, depreciation and amortization of $8.3 million and provision for credit loss recovery of $0.4 million. Total changes in cash flows from operations were due to an increase in working capital, primarily related to an increase in accounts receivable of $1.2 million, an increase in inventory of $0.8 million, a decrease of post-marketing commitment liability of $1.7 million, a decrease in operating lease assets and liabilities, net, of $1.3 million and an increase in accrued expenses and other of approximately $0.3 million, partially offset by a decrease in prepaid and other expenses of $0.4 million and an increase in accounts payable of $0.9 million.

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

Investing Activities:

Cash used in investing activities for the nine months ended September 30, 2025 was approximately $9.2 million, compared to net cash used in investing activities of approximately $18.1 million for the same period in 2024. Cash used in investing activities for the nine months ended September 30, 2025 was primarily due to the purchase of available-for-sale securities of approximately $61.2 million, partially offset by the maturity of available-for-sale securities of approximately $52.1 million.

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

Financing Activities:

Cash used in financing activities for the nine months ended September 30, 2025 was approximately $33.9 million, including $33.3 million related to the payment of principal and $0.7 million related exit fees, on our debt with Athyrium, partially offset by $0.1 million in proceeds from shares issued under employee stock plans.

Cash used in financing activities for the nine months ended September 30, 2024 was approximately $22.5 million. Of this amount, $22.7 million related to the payment of principal, as well as exit fees, on our debt with Athyrium, partially offset by approximately $0.2 million of proceeds from employee stock options exercised.

Athyrium Note Purchase Agreement:

We issued senior notes for an aggregate principal amount of $100.0 million pursuant to the note purchase agreement dated July 23, 2021 by us, and our subsidiary, and Athyrium, as Administrative Agent, and certain other investor parties (the “Note Purchase Agreement”), with an initial maturity date of July 23, 2026 (the “Athyrium Notes”). The Athyrium Notes were issued for face amount of $100.0 million, net of an original issue discount of $1.5 million. The Athyrium Notes also require a 2.0% exit payment to be made on each payment of principal. The borrowings under the Athyrium Notes, together with cash on hand, were used to repay our outstanding indebtedness, including the applicable exit and prepayment fees owed to lenders under our prior credit facility with Oxford. The Athyrium Notes are secured by substantially all of our assets. We incurred $1.9 million of deferred financing costs with the initial borrowing of the Athyrium Notes.

Interest on the Athyrium Notes is calculated in part based on the Secured Overnight Financing Rate (“SOFR”), which replaced the “London Interbank Offering Rate” as the floating benchmark for interest rate calculations applicable to the Athyrium Notes pursuant to the terms of the Third Amendment to the Note Purchase Agreement dated as of September 16, 2022 (the “Third Amendment”).

Following the effectiveness of the Third Amendment, the Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) the lesser of (i) the sum of (x) three-month term SOFR for an interest period of three months plus (y) 0.26161% (26.161 basis points) and (ii) three and one-half of one percent (3.50%) per annum. Interest is payable quarterly on the last business day of March, June, September and December each year. In the second quarter of 2024, we began paying the principal payments required to be made quarterly at 11.11% of the original face amount. The remaining balance will be paid at maturity. Each principal payment also includes a 2.0% exit payment. Each quarterly principal payment approximates $11.1 million, and each quarterly exit fee payment approximates $0.2 million. As of September 30, 2025, the effective interest rate for the loan was 12.99%.

As of September 30, 2025, we may prepay the outstanding principal balance of the notes, in whole or in part, without premium or penalty.

The Athyrium Notes include affirmative and negative covenants applicable to us. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, and satisfy certain requirements regarding deposit accounts. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions. We are also required to maintain minimum cash balances and achieve certain minimum product revenue targets, measured as of the last day of each fiscal quarter on a trailing year-to-date basis. As of September 30, 2025, we were in compliance with such covenants.

As of September 30, 2025, the principal balance outstanding under the Athyrium Notes was $33.3 million and represents all of our debt. We are in compliance with all applicable covenants under the Athyrium Notes.

Current and Future Financing Needs:

We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our R&D efforts and our commercialization efforts.

We may choose to begin new R&D efforts, or we may choose to launch additional marketing efforts. For example, we in-licensed alisertib from Takeda in 2022 and assumed sole responsibility for its global development and commercialization. These efforts will require funding in addition to the cash and cash equivalents totaling approximately $53.5 million and approximately $40.9 million in marketable securities available at September 30, 2025. While our consolidated financial statements have been prepared on a going concern basis, we may incur significant losses in the future and will need to generate significant revenue to sustain operations and successfully commercialize neratinib and develop alisertib. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Our ability to obtain funding may be adversely impacted by uncertain market conditions, our success in commercializing neratinib, our success in developing alisertib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. We believe that our existing cash and cash equivalents and marketable securities as of September 30, 2025, and proceeds that will become available to us through product sales and sub-license payments are sufficient to satisfy our operating cash and capital needs for at least one year after the filing of this Quarterly Report.

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

Non-GAAP Financial Measures

In addition to our operating results, as calculated in accordance with Generally Accepted Accounting Principles (“GAAP”) we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance. The following table presents our net income and net income per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation. For the three and nine months ended September 30, 2025, stock-based compensation represented approximately 5.1% and 5.5% of our operating expenses, respectively, compared to 7.0% and 6.3% for the same respective periods in 2024, in each case excluding cost of sales. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income and

GAAP Net Income Per Share to Non-GAAP Adjusted Net Income Per Share

(in thousands except share and per share data)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
GAAP net income	$8,844		$20,317		$17,673		$10,973
Adjustments:
Stock-based compensation -
Selling, general and administrative (1)	1,051		1,442		3,278		4,328
Research and development (2)	622		612		2,049		2,165
Non-GAAP adjusted net income	$10,517		$22,371		$23,000		$17,466

GAAP net income per share—basic	$0.18		$0.41		$0.35		$0.23
Adjustment to net income (as detailed above)	0.03		0.05		0.11		0.13
Non-GAAP adjusted basic net income per share	$0.21	(3)	$0.46	(4)	$0.46	(3)	$0.36	(4)

GAAP net income per share—diluted	$0.17		$0.41		$0.35		$0.22
Adjustment to net income (as detailed above)	0.04		0.04		0.11		0.14
Non-GAAP adjusted diluted net income per share	$0.21	(5)	$0.45	(6)	$0.46	(5)	$0.36	(6)

(1) To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.

(3) Non-GAAP adjusted basic net income per share was calculated based on 50,339,456 and 49,881,181 weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2025, respectively.

(4) Non-GAAP adjusted basic net income per share was calculated based on 49,008,464 and 48,498,579 weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2024, respectively.

(5) Non-GAAP adjusted diluted net income per share was calculated based on 50,929,893 and 50,334,553 weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2025, respectively.

(6) Non-GAAP adjusted diluted net income per share was calculated based on 49,173,361 and 49,025,103 weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2024, respectively.

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

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invested our excess cash primarily in cash equivalents such as money market investments as of September 30, 2025. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of borrowings outstanding under the Athyrium Notes. As of September 30, 2025 the aggregate outstanding principal amounts of the Athyrium Notes was $33.3 million. The Athyrium Notes bear interest at a rate per annum equal to the sum of 8.00% plus the adjusted three-month term SOFR and the lesser of (a) the sum of (i) three-month term SOFR and (ii) 0.26161% (26.161 basis points) and (b) three and one-half of one percent (3.50%) per annum. If overall interest rates had increased by one hundred basis points during the quarter ended September 30, 2025, our interest expense would have increased by $0.3 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Legal Malpractice Suit

On September 17, 2020, the Company filed a lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. The Company is alleging legal malpractice based on the defendants’ negligent handling of the defense of the Company in Eshelman v. Puma Biotechnology, Inc., et al. The Company is seeking recovery of the entire amount awarded in Eshelman v. Puma Biotechnology, Inc., et al. and all legal fees and expenses incurred in appealing from the judgment and retrying the damages phase of the trial. On November 23, 2020, the defendant filed an answer to the complaint denying the allegations of negligence. On August 19, 2022, the Company filed a voluntary dismissal of the legal malpractice action, without prejudice, to allow the Eshelman v. Puma Biotechnology, Inc., et al. to conclude before proceedings. On June 2, 2023, the Company re-filed the lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. On August 22, 2023, the defendants filed motions to dismiss the case. These motions were presented at a hearing on February 20, 2024. The Superior Court Judge granted the motions to dismiss on March 20, 2024. The Company appealed this ruling to the North Carolina Court of Appeals. On September 3, 2025, the Court of Appeals reversed the dismissal of the Company’s claim for legal malpractice and remanded the case to the Superior Court for further proceedings. The defendants filed a petition for discretionary review of this decision by the North Carolina Supreme Court on October 8, 2025. The Supreme Court has not decided whether to accept the case for review.

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

On March 13, 2023, the Company submitted four Article 76 petitions against the Kelun ANDA with the CNIPA and requested administrative determination that Kelun’s generic neratinib tablet falls within the scope of the claims of the four Orange Book patents. On March 21, 2023, the CNIPA declined to accept the Company’s request for administrative determination in relation to Patent Nos. ZL200880118789.3 and ZL201710057547.9, alleging that the listed claims are not eligible for registration in the Chinese Orange Book on the ground that these pharmaceutical method-of-use claims fall within the scope of “patents of crystalline forms,” which are not eligible for listing in the Chinese Orange Book. On March 24, 2023, the CNIPA accepted the Company’s request for administrative determination in relation to Patent Nos. ZL201410082103.7 and ZL201080060546.6. On April 17, 2023, the Company requested the NMPA to institute a nine-month stay against Kelun’s ANDA starting from the CNIPA’s acceptance of the Company’s request for administrative determination. On September 14, 2023, the Company withdrew the two requests for administrative determination in relation to Chinese Patent Nos. ZL201410082103.7 and ZL201080060546.6 at the CNIPA. On September 25, 2023, the CNIPA accepted the Company’s withdrawal request. On September 9, 2025, the NMPA approved Kelun’s ANDA to market a generic version of the Company’s NERLYNX® in China with the approval number of GuoYaoZhunZi H20255337.

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

Trading Plans

During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 14, 2016 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2016, and incorporated herein by reference)

3.2	Fifth Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2025, and incorporated herein by reference)

10.1+	Eighth Amendment to Note Purchase Agreement and Fourth Amendment to Disclosure Letter, dated October 6, 2025, by and between the Company and Athyrium Opportunities IV Co-Invest 1 LP, as Administrative Agent

10.2	Sixth Amendment to Office Lease, dated July 23, 2025, by and between the Company and DE PARK AVENUE 10880, LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2025, and incorporated herein by reference)

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025

31.2+

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025

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

PUMA BIOTECHNOLOGY, INC.

Date: November 6, 2025	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Maximo F. Nougues
Maximo Nougues
Chief Financial Officer
(Principal Financial and Accounting Officer)