Form 10-K
period 2025-12-31
PUMA BIOTECHNOLOGY, INC.
filed 2026-02-26
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 001-35703

PUMA BIOTECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0683487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10880 Wilshire Boulevard, Suite 1700

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $145.2 million as of June 30, 2025, based upon the closing price of $3.43 per share of the registrant’s common stock on the NASDAQ Global Select Market on Monday, June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 23, 2026, there were 50,876,487 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the proxy statement for the registrant’s 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock, including those described in the section entitled “Item 1A. Risk Factors” in Part I of this Annual Report. These risks include, among others, the following:

•	While we have reported net income in recent years, we cannot assure that we will continue to do so and may not be able to maintain profitability.

•	We are currently a single product company with limited commercial sales experience.

•	We may not be able to successfully commercialize NERLYNX in the future.

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

•

Even though the U.S. Food and Drug Administration (“FDA”) and the European Commission (“EC”) have granted approval of NERLYNX for the extended adjuvant treatment of certain patients with early stage, HER2-positive breast cancer and the FDA has granted approval for NERLYNX for the treatment of certain patients with metastatic HER2-positive breast cancer, the terms of the approvals may limit its commercial potential.

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

We are a biopharmaceutical company that develops and commercializes innovative products to enhance cancer care and improve treatment outcomes for patients. We are currently commercializing NERLYNX, an oral version of neratinib, for the treatment of certain HER2-positive breast cancers. Additionally, we have in-licensed, and are responsible for global development and commercialization of, alisertib. Alisertib is a selective, small-molecule inhibitor of Aurora Kinase A that is designed to disrupt mitosis leading to apoptosis of rapidly proliferating tumor cells that are dependent on Aurora Kinase A. Prior to our licensing alisertib from a subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”), alisertib was tested in over 1,300 patients who were treated across 22 company-sponsored trials resulting in a large, well-characterized clinical safety database. Based on information in this database, we believe alisertib has potential application in the treatment of a range of different cancer types, including hormone receptor-positive breast cancer, triple negative breast cancer and small cell lung cancer. We intend to pursue development of alisertib initially in small cell lung cancer and hormone receptor-positive breast cancer.

The following figure provides an overview of our commercial product and drug candidates.

Product Pipeline

Phase I
Phase II
Phase III
Registration
Approval
Neratinib: Tyrosine kinase inhibitor
HER2+ Breast Cancer
Extended adjuvant
Neratinib monotherapy
ExteNET (Phase III HER2+ EBC*)
CONTROL
Metastatic
Monotherapy or combo therapy
NALA (Phase III 3rd Line HER2+ MBC**)
Metastatic HER2 amplified/mutated
Combo with trastuzumab deruxtecan
NCT05372614
Alisertib: Aurora kinase A inhibitor
HRc+*** HER2-negative MBC
TBCRC-041 (fulvestrant + alisertib)
ALISCA™-Breast 1 (alisertib+endocrine)
Metastatic EGFR-mutant NSCLC****
NCT04085315 (alisertib+osimertinib)
Small cell lung cancer
ALISCA™-Lung1 (PUMA-ALI-4201)

Copyright 2026 Puma Biotechnology

1

*	EBC: Early breast cancer
**	MBC: Metastatic breast cancer
***	HRc+: Hormone receptor-positive
****	NSCLC: Non-small cell lung cancer

Neratinib

Breast cancer is the leading cause of cancer death among women worldwide, with approximately 2.3 million new cases reported each year and more than 670,000 deaths globally per year. Up to 20% of breast cancer tumors show over-expression of the HER2 protein. Women with breast cancer that over-expresses HER2, referred to as HER2-positive breast cancer, are at greater risk for disease progression and death than women whose tumors do not over-express HER2. Therapeutic strategies have been developed to block HER2 in order to improve the treatment of this type of breast cancer. Trastuzumab, pertuzumab, lapatinib, T-DM1, fam‐trastuzumab deruxtecan and tucatinib are all drugs that are used as single agents, in combination with other drugs and in combination with chemotherapy to treat patients with HER2-positive breast cancer at various stages.

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

We currently market NERLYNX in the United States using our direct specialty sales force consisting of approximately 35 sales specialists as of December 31, 2025. Our sales specialists are supported by an experienced sales leadership team consisting of regional managers and directors, as well as a commercial team of experienced professionals in marketing, access and reimbursement, managed markets, marketing research, commercial operations and sales force planning and management. Outside the United States, we have entered into exclusive sub-license agreements with third parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. As of December 31, 2025, NERLYNX has received approval for the treatment of certain patients with extended adjuvant and/or metastatic HER2-positive breast cancer in more than 40 countries outside the United States, including the European Union (“EU”), China, Latin America, Australia, Canada, and Hong Kong. We are currently party to several sub-licenses in various regions outside the United States, including Europe (excluding Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, Russia and various countries and territories in Central America, South America, Africa and the Middle East.

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

•	Advance the development of alisertib. We intend to pursue the development of alisertib in hormone receptor-positive breast cancer, as well as small cell lung cancer based on the prior clinical data that has been generated. We also plan to evaluate alisertib in biomarker focused populations where it has shown a higher degree of activity, such as patients with c-Myc amplification and RB1 loss/RB1 mutations, as we believe that this may provide a point of differentiation from the other drugs being developed in the treatment of these diseases.

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

Neratinib

HER2-Positive Breast Cancer Overview

Breast cancer is the leading cause of cancer death among women worldwide. In 2022, an estimated 2.3 million new cases and 670,000 breast cancer-related deaths occurred. Up to 20% of breast cancer tumors show over-expression of the HER2 protein and HER2 status is an important prognostic and predictive factor of breast cancer. Therapeutic strategies have been developed to block HER2 in order to improve the treatment of this type of breast cancer.

Trastuzumab, pertuzumab, lapatinib, T-DM1, fam‐trastuzumab deruxtecan and tucatinib are all drugs that are used as single agents, in combination with other drugs and in combination with chemotherapy to treat patients with HER2-positive breast cancer at various stages.

Currently, the only treatment approved by the FDA for the treatment of neoadjuvant (newly diagnosed) HER2-positive breast cancer is the combination of pertuzumab plus trastuzumab and taxane chemotherapy. The FDA-approved treatments for the adjuvant treatment of HER2-positive early stage breast cancer are the combination of trastuzumab and chemotherapy, the combination of pertuzumab plus trastuzumab and chemotherapy, or KADCYLA®, which is approved specifically in patients with HER2-positive early stage breast cancer with residual disease after neoadjuvant treatment. In addition, we are aware of numerous additional ongoing clinical trials involving other drug candidates used alone or in combination with existing drugs to treat patients with breast cancer. In addition, we are also aware of a Phase III trial in patients with high risk HER2-positive early stage breast cancer with residual disease after neoadjuvant treatment that is testing the combination of KADCYLA plus tucatinib versus KADCYLA alone (the “CompassHER2 RD Trial”), and the data from the completed Phase III trial in patients with high risk HER2-positive early stage breast cancer with residual disease after neoadjuvant treatment that evaluated fam-trastuzumab deruxtecan versus KADCYLA alone (the “DESTINY-Breast05 Trial”).

We believe that there are approximately 30,000 patients in the United States and 37,000 patients in the EU with early stage HER2-positive breast cancer who are treated with adjuvant therapy. We also believe that there are approximately 6,400 patients in the United States with third-line HER2-positive metastatic breast cancer. The number of patients with third-line or later HER2-positive metastatic breast cancer may decrease in future years as the introduction of new neoadjuvant, adjuvant and extended adjuvant treatments may reduce the number of patients with recurrence of HER2-positive breast cancer and therefore reduce the number of patients with HER2-positive metastatic breast cancer.

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

Neratinib—Early Stage Breast Cancer

Extended Adjuvant Breast Cancer

In 2017, the FDA approved NERLYNX (neratinib) for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. In 2018, the EC granted marketing authorization for NERLYNX in the EU for the extended adjuvant treatment of adult patients with early stage hormone receptor-positive HER2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab-based therapy. These approvals were obtained based on the two-year data obtained in our ExteNET trial.

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

For the pre-defined subgroup of patients with hormone receptor-positive disease, the results of the trial demonstrated that treatment with neratinib resulted in a 49% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.51, p = 0.001). The two-year DFS rate for the neratinib arm was 95.4% and the two-year DFS rate for the placebo arm was 91.2%. For the patients in the trial whose tumors were HER2-positive by central confirmation, the results of the trial demonstrated that treatment with neratinib resulted in a 75% reduction of risk of invasive disease recurrence or death (hazard ratio = 0.25, p < 0.001). The two-year DFS rate for the centrally confirmed patients in the neratinib arm was 97.0% and the two-year DFS rate for centrally confirmed patients in the placebo arm was 88.4%.

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

For the pre-defined subgroup of patients with hormone receptor-positive disease, the results of the trial demonstrated that treatment with neratinib resulted in a 40% reduction of risk of invasive disease recurrence or death versus placebo (hazard ratio = 0.60, p = 0.002). The five-year iDFS rate for the neratinib arm was 91.2% and the five-year iDFS rate for the placebo arm was 86.8%. For the pre-defined subgroup of patients with hormone receptor-negative disease, the results of the trial demonstrated that treatment with neratinib resulted in a hazard ratio of 0.95 (p = 0.762).

The results of the ExteNET trial showed that after two years of follow-up, for patients with hormone receptor-positive, HER2-positive early stage breast cancer who were treated within one year after the completion of trastuzumab based adjuvant therapy, iDFS was 95.3% in the patients treated with neratinib compared with 90.8% in those receiving placebo (hazard ratio = 0.49; 95% CI: (0.30, 0.78); p=0.002).

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

In October 2020, we announced that efficacy results of neratinib in HER2-positive, hormone receptor-positive (“HR+”), early stage breast cancer from the Phase III ExteNET trial were published in Clinical Breast Cancer. The manuscript presented data focusing on hormone receptor-positive patients who initiated treatment within a year of completing an adjuvant trastuzumab containing treatment (HR+ /< 1 yr) and subgroups of clinical interest including patients who did not achieve a pathological complete response (no pCR) after neoadjuvant treatment and therefore were at a high risk of disease recurrence (HR+/ <1 yr, no pCR). In the HR+ /< 1 yr patient population, the absolute 5-year invasive disease-free survival benefit versus placebo was 5.1% (HR=0.58, 95% CI 0.41–0.82) and absolute 8-year overall survival benefit was 2.1%. (HR=0.79, 95% CI 0.55–1.13). The 5-year cumulative incidence of central nervous system (“CNS”) metastases was 0.7% in the neratinib arm and 2.1% in the placebo arm.

In the HR+/ <1 yr, no pCR subgroup of patients that were at a high risk of disease recurrence the absolute 5-year iDFS benefit in the neratinib arm versus placebo was 7.4% (HR=0.60; 95% CI 0.33–1.07) and the 8-year overall survival benefit was 9.1% (HR=0.47; 95% CI 0.23– 0.92).

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

Adoption of neratinib dose escalation at the initiation of treatment, particularly the 2-week DE schedule (“DE1”), most markedly reduced the incidence, severity, and duration of neratinib-associated grade 3 diarrhea in CONTROL compared to other treatment cohorts. Both DE strategies showed a lower incidence of grade 3 diarrhea (DE1 13%; DE2 27%) compared with that observed in the ExteNET trial (historical control: 39.8%). No grade 4 diarrhea was reported in any cohort. The median cumulative duration of grade 3 diarrhea ranged from 2 – 2.5 days across the CONTROL DE study cohorts for the entire 12-month treatment period (compared with 5.0 days for ExteNET). The proportion of patients discontinuing neratinib because of diarrhea was lower in both DE cohorts (DE1 3%; DE2 6%) compared with ExteNET (17%). The adoption of neratinib DE + loperamide PRN during the first 2 weeks of treatment (DE1 cohort) was associated with the lowest rate of grade 3 diarrhea during the trial compared with all other anti-diarrheal strategies investigated in CONTROL. These final findings from the CONTROL study showed improved tolerability of neratinib with all diarrhea prophylaxis strategies and suggest that neratinib DE1 with loperamide PRN may allow patients to stay on treatment longer and receive the full benefit of neratinib therapy. This study is complete, and the results have been submitted to multiple global Health Authorities to support the addition of a dose escalation regimen to approved package inserts.

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

In June 2017, we presented interim data from TBCRC 022 at the ASCO 2017 Annual Meeting. The multicenter Phase II clinical trial enrolled patients with HER2-positive metastatic breast cancer who had brain metastases. The trial initially enrolled three cohorts of patients. Patients in the second cohort (n=5) represent patients who had brain metastases that were amenable to surgery and who were administered neratinib monotherapy prior to and after surgical resection. The third cohort (target enrollment=60) enrolled two sub-groups of patients (prior lapatinib-treated and no prior lapatinib) with progressive brain metastases who were administered neratinib in combination with the chemotherapy drug capecitabine. The oral presentation reflected only the patients in the third cohort of patients without prior lapatinib exposure (cohort 3A, n=37), who all had progressive brain metastases at the time of enrollment and who received the combination of capecitabine plus neratinib.

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

In April 2018, we announced that NERLYNX has been included as a recommended treatment option in the latest NCCN Clinical Practice Guidelines in Oncology Central Nervous System Cancers (“CNS Guidelines”) for patients with breast cancer and brain metastases. The NCCN designated NERLYNX in combination with capecitabine as a category 2A treatment option and NERLYNX in combination with paclitaxel as a category 2B treatment option. Use of NERLYNX for breast cancer patients with brain metastases is outside the FDA-approved indication for NERLYNX and considered investigational, and we do not market or promote NERLYNX for these uses.

Based upon data from the TBCRC 022 study, NERLYNX plus KADCYLA (T-DM1) was added in June 2025 to the NCCN CNS Guidelines for patients with HER2-positive breast cancer with brain metastases as a category 2A recommendation.

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

Neratinib is also being investigated in an ongoing Phase 1 trial (NCT05372614) that is sponsored by the National Cancer Institute to evaluate the combination of neratinib and fam-trastuzumab deruxtecan (ENHERTU®) in patients with metastatic solid tumors. The Phase 1 trial includes patients with metastatic solid tumors harboring HER2-overexpression (immunohistochemistry 3+), ERBB2 amplifications, or activating HER2 mutations. The primary objectives are to assess safety and tolerability of the combination, and the secondary objectives include evaluating pharmacokinetics, preliminary efficacy, and potential biomarkers of response.

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

We intend to pursue the development of alisertib in hormone receptor-positive. HER2-negative, breast cancer as well as small cell lung cancer based on the prior clinical data that has been generated. We also plan to evaluate alisertib in biomarker focused populations where it has shown a higher degree of activity, such as patients with c-Myc amplification and RB1 loss/RB1 mutations, as we believe that this may provide a point of differentiation from the other drugs being developed in the treatment of these diseases. During 2023, we met with the FDA to discuss our alisertib clinical development plan in both proposed indications and discussed potential dosing schedules for alisertib. Following comments from the FDA on the proposed clinical development plans, we initiated clinical trials for both small cell lung cancer and breast cancer in 2024 and completed enrollment in the breast cancer clinical trial in February 2026.

Alisertib in Small Cell Lung Cancer

In a Phase II trial that was published in Lancet Oncology in 2015, alisertib was tested as a single agent in several cohorts of patients with solid tumors. These included small cell lung cancer as well as breast cancer. In small cell lung cancer, the study design involved the administration of alisertib to patients who had previously received up to two prior cytotoxic regimens in the metastatic setting. Patients were administered alisertib monotherapy at a dose of 50 mg twice a day (“BID”) for seven days followed by a 14-day break.

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

Randomization was stratified by type of relapse after primary treatment, based on the common definition for each type (with sensitive defined as relapsed greater than 90 but less than 180 days after primary treatment and resistant or refractory defined as relapsed less than or equal to 90 days after primary treatment). The protocol was initially written by the sponsor to record relapse type as the time from initial response. The protocol was corrected approximately midway through the trial to correct the stratification definition of relapse type after primary treatment so that relapses were recorded “from last administration of platinum-based chemotherapy,” which is in line with the NCCN treatment guidelines and clinical treatment practice rather than “from initial response.” To maintain balance, the primary end point of PFS was analyzed by using the original stratification definition of relapse type. However, a sensitivity analysis that used the corrected stratification definition was also performed. The trial also incorporated an extensive biomarker analysis with a prespecified analysis of c-Myc expression and an exploratory, retrospective analysis of genetic alterations in circulating tumor DNA (“ctDNA”) with clinical outcome.

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

Development plan. In the United States, approximately 31,000 to 33,000 individuals are newly diagnosed with small cell lung cancer each year and approximately 16,000 to 17,000 patients die from the disease annually. There are two biomarkers of interest, c-Myc expression and RB1 mutations, that we intend to study with alisertib based on prior clinical trial results which may provide differentiation from other drugs in development. According to published biomarker data from an alisertib clinical trial, approximately 72% of samples from patients with small cell lung cancer had c-Myc expression and approximately 60-80% had RB1 mutations.

In August 2023, we announced that we had been notified by the FDA that we can proceed under our Investigational New Drug application (“IND”) with the clinical development of alisertib monotherapy for the treatment of patients with extensive stage small cell lung cancer. Our Phase II trial ALISertib in CAncer (ALISCA™-Lung1) Phase II trial (PUMA-ALI-4201)) will enroll up to 60 patients with extensive stage small cell lung cancer who have progressed after first-line platinum-based chemotherapy and immunotherapy. Patients must provide tissue-based biopsies so that biomarkers can be analyzed. Alisertib will be dosed at 50 mg BID on days 1-7 of every 21-day cycle. In February 2024 we announced that we initiated the Phase II ALISCATM-Lung1 trial. This trial was amended in August 2025 to evaluate a higher dose of 60mg BID. This study is ongoing and actively recruiting patients.

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

Alisertib in Breast Cancer

In the same Phase II trial of alisertib monotherapy that was published in Lancet Oncology in 2015, alisertib was also tested in patients with HER2-negative, hormone receptor-positive breast cancer, HER2-positive breast cancer and triple negative breast cancer. Patients were administered alisertib monotherapy at a dose of 50 mg BID for seven days followed by a 14-day break. In the cohort of patients with HER2-negative, hormone receptor-positive breast cancer, treatment with alisertib resulted in a response rate of 23% with a PFS of 7.9 months. The main grade 3/4 AEs seen were neutropenia, leukopenia, stomatitis and fatigue.

Alisertib was also tested in a randomized Phase II trial in hormone receptor-positive, HER2-negative metastatic breast cancer patients that was presented at the San Antonio Breast Cancer Symposium in 2020 and published in JAMA Oncology in March 2023. In this trial alisertib was dosed at 50 mg BID on days 1-3, 8-10 and 15-17 on a 28 day cycle while fulvestrant was dosed at its approved dose of 500 mg IM on days 1 and 15. The baseline characteristics from the trial were well balanced although a higher percentage of patients with prior chemotherapy given in the metastatic setting were present in the alisertib plus fulvestrant arm. Of note, patients were required to have been treated with prior fulvestrant as an inclusion criteria for the trial.

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

Alisertib was also tested in a randomized Phase II trial in hormone receptor-positive, HER2-negative metastatic breast cancer and triple negative breast cancer patients, which was published in JAMA Network Open in 2021, in which patients were randomized to receive either paclitaxel plus alisertib or paclitaxel alone. In this trial alisertib was dosed at 40 mg BID on days 1-3, 8-10 and 15-17 on a 28-day cycle while paclitaxel was dosed at 60 mg/m2 on days 1, 8 and 15 of a 28-day cycle. In the control arm paclitaxel was dosed at 90 mg/m2 on days 1, 8 and 15 of a 28-day cycle.

The combination of paclitaxel plus alisertib resulted in a statistically significant improvement in PFS with a hazard ratio of 0.56 and a p value of 0.005. The median PFS in the paclitaxel plus alisertib arm was 10.2 months and the median PFS in the paclitaxel alone arm was 7.1 months. Treatment with paclitaxel plus alisertib resulted in a numerically higher but not statistically significant improvement in overall survival where the median OS for the paclitaxel plus alisertib arm was 26.3 months versus 25.1 months for the single agent paclitaxel arm of the trial, which resulted in a hazard ratio of 0.89 and a p value of 0.61.

The standard of care for the first line treatment of hormone receptor-positive, HER2-negative metastatic breast cancer in the United States is treatment with Cyclin-dependent kinases (CDK) 4/6 inhibitors (CDK 4/6 inhibitors). In the cohort of patients in the trial who were treated with CDK 4/6 inhibitors, the combination of paclitaxel plus alisertib resulted in a median PFS of 13.9 months while paclitaxel alone resulted in a median PFS of 5.6 months. The hazard ratio was 0.59 with a p value of 0.19.

In the cohort of patients with triple negative breast cancer, the combination of paclitaxel plus alisertib resulted in an improvement in PFS with a hazard ratio of 0.35 and a p value of 0.022. The median PFS in the paclitaxel plus alisertib arm was 9.6 months and the median PFS in the paclitaxel plus placebo arm was 5.7 months. Treatment with paclitaxel plus alisertib resulted in a higher but not statistically significant improvement in overall survival where the median OS for the paclitaxel plus alisertib arm was 16 months versus 12.7 months for the paclitaxel alone arm of the trial, which resulted in a hazard ratio of 0.51 and a p value of 0.09.

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

Development plan. In the United States the incidence of hormone receptor-positive HER2-negative breast cancer is 40,000 patients per year with 29,700 deaths per year. There are two biomarkers of interest that we intend to study with alisertib, c-Myc amplifications and RB1 mutations/deletions. According to biomarker analyses from clinical trials, approximately 50% of hormone receptor-positive breast cancer tumors may have c-Myc amplifications and approximately 2-9% of hormone receptor-positive HER2-negative breast cancer samples have RB1 mutations detected at the time of resistance to CDK 4/6 inhibitors.

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

The ALISCATM-Breast1 trial is designed to dose patients with alisertib given at either 30 mg, 40 mg or 50 mg twice daily (BID) on days 1-3, 8-10 and 15-17 on a 28-day cycle in combination with the endocrine therapy of the investigator’s choice. Patients must not have been previously treated with the endocrine treatment that will be given in combination with alisertib in the trial. Each dose level is expected to enroll up to 50 patients. Patients must provide blood samples and tissue-based biopsies so that biomarkers can be evaluated. The primary objective is to determine the optimal alisertib dose level administered in combination with selected endocrine therapy to be used in future studies. The primary efficacy end points include objective response rate, duration of response, disease control rate and PFS. As a secondary objective, we will evaluate each of these efficacy endpoints within biomarker subgroups in order to determine whether any biomarker subgroup correlates with more favorable efficacy results, such as those observed in preclinical and clinical studies in other cancers including breast cancer and small cell lung cancer. Pending the outcome of this study, we may then look to focus the future clinical development of alisertib in combination with endocrine therapy for patients with HER2-negative, hormone receptor-positive breast cancer in patients with any potential biomarkers. The trial was designed to enroll a total of 150 patients, which was achieved in February 2026. Due to the larger number of patients in screening, we anticipate that the trial will enroll more than 150 patients.

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

Competition

The development and commercialization of new products to treat cancer is highly competitive. Significant financial resources are invested in research, development and commercialization of new cancer products. We have faced and will likely continue to face considerable competition from major pharmaceutical, biotechnology and specialty cancer companies. Our competitors include, but are not limited to, Genentech, Novartis, Roche, Boehringer Ingelheim, Lilly, Merck, AbbVie, Pfizer, Amgen, Daiichi Sankyo, Jazz and Seagen. Merck, AbbVie, Amgen, Daiichi Sankyo and Jazz are developing their drugs for the treatment of small cell lung cancer. All of the other competitors are developing their drugs for the treatment of early stage and/or metastatic HER2-positive breast cancer and/or for cancers that have a HER2 mutation or HER2-negative, hormone receptor-positive metastatic breast cancer. We are aware of the results of the DESTINY-Breast11 neoadjuvant trial, which showed that trastuzumab deruxtecan significantly increased pathologic complete response rates over standard therapy. We are also aware of the results of the DESTINY-Breast05 adjuvant trial of trastuzumab deruxtecan in early stage HER2-positive breast cancer, which showed that trastuzumab deruxtecan reduced the risk of disease recurrence or death in patients with high-risk HER2-positive early breast cancer following neoadjuvant therapy. Lastly, we are aware of the CompassHER2 RD trial of tucatinib in early stage HER2-positive breast cancer. In addition, we are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of cancer.

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

Sales and Marketing

United States

We currently have an oncology sales force in the United States comprised of approximately 35 sales specialists, four clinical nurse educators, five strategic account managers and one national strategic account director who are focused on promoting NERLYNX to oncologists and the oncology care team. This sales force is supported by an experienced leadership team consisting of five regional business leaders, a Senior Vice President of Sales and a Senior Vice President of Marketing. In addition, the broader commercial team is comprised of experienced professionals in marketing, training, sales operations, global product strategy as well as access and reimbursement. Our commercial infrastructure includes capabilities in manufacturing, regulatory, quality control, and compliance. It is also supported from a clinical and cancer landscape perspective by our medical affairs group.

We launched NERLYNX in the United States in July 2017 with the goal of establishing NERLYNX as the standard of care for the extended adjuvant treatment of adult patients with early stage HER2-positive breast cancer to follow adjuvant trastuzumab-based therapy. In February 2020, NERLYNX was also approved in the United States in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 based regimens in the metastatic setting.

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

In the United States, we sell our products through a specialty pharmacy network and special distributor network. The specialty pharmacy network sells directly to patients and consists of Accredo, CVS, ONCO 360, Optum and Biologics. Our specialty distributor network sells to hospitals, physician practices and other sites of care and consists of McKesson, ASD/Oncology Supply, Cardinal Health, DMS Pharmaceutical Group and Bio Care.

International

Outside the United States, we seek to enter into exclusive sub-license agreements with third parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. In 2018, the EC granted a marketing authorization for NERLYNX in the EU for the extended adjuvant treatment of adult patients with early stage hormone receptor-positive HER2-overexpressed/amplified breast cancer and who completed adjuvant trastuzumab-based therapy less than one year ago. In December 2021, NERLYNX was included in the updated National Reimbursement Drug List (“NRDL”) by the China National Healthcare Security Administration for patients with early stage hormone receptor-positive HER2-overexpressed/amplified breast cancer after adjuvant trastuzumab based therapy. The addition of NERLYNX to the China NRDL now enables broad access to neratinib to more women throughout China. We continue to pursue commercialization of NERLYNX in Europe and other countries outside the United States, where approved. The following table shows the HER2-positive breast cancer approvals for NERLYNX by disease and country:

Extended adjuvant		Metastatic
United States	July 2017	United States	February 2020
European Union	August 2018	Argentina	January 2021
Australia	March 2019	Peru	March 2021
Canada	July 2019	Chile	May 2021
Argentina	August 2019	Canada	June 2021
Hong Kong	October 2019	Taiwan	October 2021
Singapore	November 2019	Israel	July 2022
Switzerland	March 2020	Ecuador	August 2022
Brunei	April 2020	Singapore	September 2022
China	April 2020	Colombia	March 2023
Chile	April 2020	Malaysia	September 2023
New Zealand	June 2020	Mexico	October 2023
Taiwan	June 2020	Brazil	May 2024
Ecuador	July 2020	Thailand	December 2024
Malaysia	July 2020
Peru	March 2021
Macau	August 2021
South Korea	October 2021
Brazil	December 2021
Mexico	January 2022
Philippines	June 2022
Israel	July 2022
South Africa	January 2023
Morocco	February 2023
UAE	September 2023
Syria	January 2024
Saudi Arabia	July 2024
Algeria	July 2024
Turkey	November 2024
Thailand	December 2024
Iran	August 2025

We currently have sub-licenses in each of these regions with third parties that are commercializing NERLYNX in their respective geography.

Intellectual Property and License Agreements

Neratinib Patent Portfolio

We hold a worldwide exclusive license under our license agreement with Pfizer, as amended (the “Pfizer Agreement”) to 21 granted U.S. patents and one pending U.S. patent applications, as well as foreign counterparts thereof, and other patent applications and patents claiming priority therefrom to develop and commercialize certain compounds, including neratinib.

In the United States, we have a license to an issued patent, which is set to expire in 2030, for the composition of matter of neratinib, our lead compound. We also have a license to an issued U.S. patent for the use of neratinib in the extended adjuvant treatment of early stage HER2-positive breast cancer that has previously been treated with a trastuzumab containing regimen that expires in 2030, two issued patents for the use of neratinib in combination with capecitabine, the latter of which is set to expire in 2031, and two issued patents for the formulation of NERLYNX® that are set to expire in 2030; two issued patents for the polymorphic forms of neratinib which are set to expire in 2028; one issued patent for the preparation of the polymorphic forms of neratinib which is set to expire in 2028; and three issued patents for the use of the polymorphic forms of neratinib in the treatment of breast cancer which are set to expire in 2028. In jurisdictions which permit such, we will seek patent term extensions where possible for certain of our patents (discussed further below, including in “Government Regulation”). We plan to pursue additional patents in and outside the United States, based on our existing neratinib patent portfolio, that covers neratinib composition, formulations, and combinations and uses thereof, and additional therapeutic uses of neratinib. In addition, we will pursue patent protection for any new discoveries or inventions made in the course of our development of neratinib.

In the United States, marketing approval for neratinib was obtained on July 17, 2017, which provided five years of regulatory exclusivity. Marketing approval in the United States for neratinib in combination with capecitabine was obtained on February 25, 2020, which provided three years of regulatory exclusivity. Requests for patent term extension under the Hatch-Waxman Act have been filed for two patents in the United States: U.S. Patent No. 7,399,865 and U.S. Patent No. 9,211,291. We elected to apply patent term extension to U.S. Patent No. 7,399,865. The U.S. Patent and Trademark Office (“USPTO”) has determined that U.S. Patent No. 7,399,865 is eligible for five years of patent term extension. U.S. Patent No. 7,399,865 Patent Term Extension (“PTE”) Certificate was issued on November 19, 2021. U.S. Patent No. 7,399,865 will expire December 29, 2030. See “Government Regulation” below. If we obtain marketing approval in the United States for new uses or combination therapies for neratinib, we may be eligible for additional periods of regulatory exclusivity, such as three-year market exclusivity covering the new use. If we obtain market approval for neratinib or other drug candidates or in certain jurisdictions outside the United States, we may be eligible for regulatory protection, such as eight to eleven years of data and marketing exclusivity potentially available for new drugs in the EU; up to five years of patent extension potentially available in Europe (Supplemental Protection Certificate), and eight years of data exclusivity potentially available in Japan. In Europe, marketing approval for neratinib was obtained on August 31, 2018, which provided 10 years of regulatory exclusivity. Between 2019 and 2024, marketing approval for neratinib was obtained in Argentina, Brazil, Brunei, Canada, Chile, China, Ecuador, Hong Kong, Israel, Malaysia, Mexico, Singapore, Taiwan, Brazil and Thailand. Where available and eligible, regulatory or data exclusivity has been obtained, or is currently being pursued in these jurisdictions outside the United States and Europe. Patent term extension or supplemental protection certificate are being, or will be, pursued in jurisdictions where available and eligible, including Chile, Europe and Taiwan. We are pursuing patent term extension in the form of patent term adjustment (“PTA”), in market approved jurisdictions where PTA is available. Where PTA requests require proceedings in a court setting, there is no guarantee that such PTA requests will be granted. Current market approved jurisdictions where patent term extensions or supplemental protection certificates are not available, not eligible, or not pursued, include Argentina, Brunei, Canada, China, Ecuador, Hong Kong, Israel, Malaysia and Singapore. There can be no assurance that we will qualify for any such regulatory exclusivity, or that any such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies. See “Government Regulation” below.

On November 28, 2011, a Boehringer Ingelheim entity filed an opposition to European Patent No. EP1848414, which was licensed from Pfizer in 2011, and which included specific claims to a pharmaceutical composition for use in treating cancer in a subject with a cancer having a mutation in epidermal growth factor receptor with a T790M mutation. Oral proceedings were held before the Opposition Division of the European Patent Office in Munich, Germany on February 4, 2014. The decision of the Opposition Division was to uphold the granted claims of the European patent that relate to the T790M mutation without any modification. This included specific claims to a pharmaceutical composition comprising an irreversible epidermal growth factor receptor inhibitor for use in treating cancer in a subject having a T790M mutation and claims for the pharmaceutical composition for use in the treatment of numerous cancers, including lung cancer and non-small cell lung cancer. Both parties appealed this decision. The opposition was rejected as inadmissible by the Board of Appeal of the European Patent Office on December 1, 2020, and the EP1848414 patent was upheld as originally granted. We have filed Supplemental Protection Certificate applications in the countries where the EP1848414 patent was validated. Of these Supplemental Protection Certificate applications, seven have been granted, two are undergoing appeal proceedings, ten have been abandoned, two proceedings have been stayed, and the remaining four are in active prosecution.

An opposition was filed by Hexal AG (“Hexal”) on August 3, 2016 against European Patent No. EP2416774, which was licensed from Pfizer in 2011, and which claims neratinib for use in a method for treating HER-2/neu overexpressed/amplified cancer and improving IDFS, wherein the method comprises delivering neratinib therapy to HER-2/neu overexpressed/amplified cancer patients following the completion of at least one year of trastuzumab adjuvant therapy, and wherein the neratinib therapy comprises treating the cancer patients with neratinib for at least twelve months. An oral hearing was held on December 8, 2017, wherein the patent was maintained as granted. Following an appeal filed by Hexal, the Board of Appeal of the European Patent Office rejected the claims as granted and all pending auxiliary requests during the oral hearing of September 2, 2021. Before issuance of a decision, we withdrew approval of the text in which the patent was granted and all pending auxiliary requests, thereby revoking the patent and concluding the appeal. One European divisional application, namely EP15188350.1, was granted with the European patent number EP3000467 on March 1, 2023. Oppositions against EP3000467 were filed by Hexal on November 3, 2023, by Alfred E. Tiefenbacher (GmbH & Co. KG) on November 28, 2023 and by Generics (UK) Limited (“Generics”) on December 1, 2023. EP3000467 is used as the basic patent for Supplementary Protection Certificate applications for the EMA-approved NERLYNX® product, of which 18 have been granted, three proceedings have been stayed, and 10 are in active prosecution. The patentee response to the notice of opposition was filed on April 15, 2024, following which, all three opponents filed additional arguments in reply to the patentee’s submission. On February 6, 2025, we filed our response to the summons to attend oral proceedings, including six auxiliary requests. Alfred E. Tiefenbacher and Hexal AG filed their responses to the summons to oral proceedings on February 6 and 7, 2025, respectively. Hexal filed a further brief on March 19, 2025. Oral proceedings took place on April 9 and 10, 2025. EP3000467 was upheld as amended after the first instance hearing based on Auxiliary Request 1, which covers the EMA approved indication for NERLYNX® as an extended adjuvant therapy for treating early-stage hormone receptor-positive HER-2-overexpressed/amplified breast cancer. The first instance decision may be appealed. Hexal filed an appeal on June 6, 2025, Generics filed an appeal on June 20, 2025 and Wyeth filed an appeal on June 30, 2025. On September 5, 2025, Wyeth filed its grounds of appeal, including nine auxiliary requests. One the same day, Hexal filed its grounds of appeal. Generics filed its grounds of appeal on September 4, 2025, and Alfred E. Tiefenbacher filed its grounds of appeal on September 1, 2025. On December 16, 2025, Alfred E. Tiefenbacher withdrew its appeal. Wyeth responded to the opponents’ grounds of appeal on January 12, 2026. One European divisional application is pending in the same family, namely EP 23157078.8. A response to the European Search Opinion (“ESO”) for this application was filed February 14, 2024.  The first office action was issued on January 28, 2025 with a response to the first office action filed on July 22, 2025.

On October 6, 2017, Hexal also filed an opposition against European Patent No. EP2326329 which was licensed from Pfizer in 2011, and which claims a combination of neratinib and pharmaceutically acceptable salts thereof with capecitabine for use in a method of treating an Erb-2 positive metastatic breast cancer. An oral hearing was held on February 13, 2019, wherein the patent was maintained as granted. Hexal then appealed, the Board of Appeal of the European Patent Office rejected the claims as granted and the pending auxiliary request during the oral hearing of November 16, 2022. Before issuance of a decision, we withdrew approval of the text in which the patent was granted and the pending auxiliary request, thereby revoking the patent and concluding the appeal. A divisional application, EP16203986.1 was granted with the patent number EP3175853 on November 1, 2023. This patent was also opposed by Sandoz AG on July 2, 2024. The patentee’s response was filed on December 12, 2024. On December 19, 2024, Sandoz AG requested the opposition division to delay issuance of their preliminary opinion by two months since they intend to respond to the patentee’s submission. Oral proceedings are scheduled for April 16, 2026. The patentee filed its written submission on February 16, 2026. A divisional application, EP23206402.2, remains pending in this family. Substantive examination has commenced and a response to the European Search Opinion (ESO) was filed on May 20, 2025.

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

As consideration for the license, we are required to make payments upon the achievement of certain milestones totaling approximately $187.5 million if all such milestones are achieved. In connection with the FDA approval of NERLYNX in July 2017, we triggered a one-time milestone payment pursuant to the agreement. In June 2020, we entered into a letter agreement (the “Letter Agreement”) with Pfizer relating to the method of payment associated with a one-time milestone payment under the license agreement with Pfizer. The Letter Agreement permitted us to make the milestone payment in installments with the remaining amount payable to Pfizer (including interest). The milestone payment accrued interest at 6.25% per annum. The milestone payment including accrued interest of $1.8 million was paid in full in September 2021. In addition, we reached a commercial milestone by achieving aggregate worldwide net sales of $250.0 million in calendar year 2022, resulting in a payment to Pfizer of $12.5 million during the three months ended March 31, 2023. We capitalized the milestones as intangible assets and are amortizing the assets to cost of sales on a straight-line basis over the estimated useful life of the licensed patent through 2030. Should we commercialize additional compounds licensed from Pfizer or any products containing any of these compounds, we will be obligated to pay Pfizer annual royalties at a fixed rate in the low-to-mid teens of net sales of all such products, subject to certain reductions and offsets in some circumstances. Our royalty obligation continues on a product-by-product and country-by-country basis, until the later of (1) the last to expire licensed patent covering the applicable licensed product in such country, or (2) the earlier of generic competition for such licensed product reaching a certain level in such country or expiration of a certain time period after first commercial sale of such licensed product in such country. In the event that we sub-license the rights granted to us under the license agreement with Pfizer to a third party, the same milestone and royalty payments are required. We can terminate the license agreement at will, or for safety concerns, in each case upon specified advance notice.

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

Sub-License Agreements

The following summary describes our material sub-license agreements. Because the following is only a summary, it does not contain all of the information that may be important to you. For a complete description, you should refer to each of these agreements, copies of which have been filed as exhibits to this Annual Report.

Specialised Therapeutics Agreement

On November 20, 2017, we entered into a sub-license agreement (the “Specialised Therapeutics Agreement”) with Specialised Therapeutics Asia Pte Ltd. (“STA”). Pursuant to the Specialised Therapeutics Agreement, we granted to STA, under certain of our intellectual property rights relating to neratinib, an exclusive, sublicensable (under certain circumstances) license to commercialize any pharmaceutical product containing neratinib in finished form for the extended adjuvant treatment of patients with early stage HER2-positive breast cancer and HER2-positive metastatic breast cancer in Australia, Brunei, Cambodia, Indonesia, Laos, Malaysia, Myanmar, New Zealand, Papua New Guinea, Philippines, Singapore, Thailand, Timor-Leste and Vietnam (the ”STA Territory”).

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

Pierre Fabre Agreement

On March 29, 2019, we entered into a sub-license agreement (the “Pierre Fabre Agreement”), with Pierre Fabre Medicament SAS (“Pierre Fabre”). Pursuant to the Pierre Fabre Agreement, we granted to Pierre Fabre under certain of our intellectual property rights relating to neratinib an exclusive, sub-licensable (under certain circumstances) license to develop, manufacture and commercialize any pharmaceutical product containing neratinib for therapeutic and prophylactic indications for human or veterinary use in European countries (excluding Ukraine), along with countries in North Africa and francophone countries of West Africa (the “Pierre Fabre Territory”). On November 25, 2019, we entered into a license amendment (the “First Pierre Fabre Amendment”), with Pierre Fabre to extend the Pierre Fabre Territory to the Middle East, South Africa, Sudan and Turkey (as extended, the “First Pierre Fabre Territory”).

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

Pursuant to the Pierre Fabre Agreement, we received an upfront payment and will potentially receive additional regulatory and sales-based milestone payments based on regulatory and sales activities in the Licensee Territory (as such term is defined in the Third Pierre Fabre Amendment). Pursuant to the Third Pierre Fabre Amendment, we received an upfront payment of $50.0 million and will potentially receive additional regulatory and sales-based milestone payments up to $240.0 million based solely on regulatory and sales activities in the Third Pierre Fabre Territory. In addition, we will receive double-digit royalties based on net sales of the licensed products in the Licensee Territory, and double-digit royalties based on net sales of the licensed products in the Third Pierre Fabre Territory. For the purposes of calculating royalties, sales of the licensed products in the Third Pierre Fabre Territory will be excluded from the sales of licensed products made in the Licensee Territory.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same approved indication or use within such disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity within the relevant indication or inability to manufacture the product in sufficient quantities to meet the needs relating to the approved use or indication of patients with the relevant rare disease or condition. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. However, competitors, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of a competing product for seven years if a competitor obtains approval of the “same drug,” as defined by the FDA with respect to the relevant indication or use, or if a drug candidate is determined to be contained within a competitor’s product approved for the same indication or use. In addition, if an orphan designated product receives marketing approval for an disease or condition broader than what is designated, it may not be entitled to orphan exclusivity.

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

Marketing Authorization

In order to market our drug candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal drug candidates can only be placed on the market after obtaining an MA. To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit an MAA. The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

•

“Centralized MAs” – are issued by the European Commission (“EC”) through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, and are valid throughout the EU. The centralized procedure is mandatory for certain types of products, such as (i) medicinal products, derived from biotechnology processes, such as genetic engineering, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products (“ATMPs”) such as gene therapy, somatic cell therapy or tissue-engineered medicines, and (iv) medicinal products containing a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU or for drug candidates that constitute a significant therapeutic, scientific or technical innovation, or for which the granting of an MA would be in the interest of public health in the EU.

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

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product can be designated as an orphan if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition (ii) either (a) such condition affects not more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from the orphan status, would not generate sufficient return in the EU to justify the necessary investment; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.

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

Brexit and the Regulatory Framework in the United Kingdom

Following the end of the Brexit transition period on January 1, 2021, and the implementation of the Windsor Framework on January 1, 2025, the United Kingdom (“UK”) is not generally subject to EU laws in respect of medicines. The EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK; however, new legislation such as the (EU) CTR is not applicable in the UK.

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

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from existing EU legislation (as implemented into UK law, through secondary legislation). In April 2025, the UK adopted the Medicines for Human Use (Clinical Trials) Amendment Regulations. The amendment, which will take full effect from April 2026, aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK, increase the transparency of clinical trials conducted in the UK and make clinical trials more patient centered.

MAs in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder opted-out. Under the terms of the Windsor Framework, these MAs became valid for the whole of the UK from January 1, 2025. In order to use the centralized procedure to obtain an MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore, since Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures. Applications are governed by the Human Medicines Regulations (SI 2012/1916) and are made electronically through the MHRA Submissions Portal. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, a 150-day assessment (subject to clock-stops) and a rolling review procedure. In addition, since January 1, 2024, the MHRA may rely on the International Recognition Procedure (“IRP”), when reviewing certain types of MAAs. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g., the regulatory authorities in Australia, Canada, Switzerland, Singapore, Japan, the United States. and the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update an MA in the UK. Applications should be decided within a maximum of 60 days if there are no major objections identified that cannot be resolved within such 60-day period and the approval from the trusted regulatory partner selected has been granted within the previous two years or if there are such major objections identified or such approval hasn’t been granted within the previous two years within 110 days. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals. In the UK, the initial duration of an MA is five years and following renewal will be valid for an unlimited period unless the MHRA decides on justified grounds relating to pharmacovigilance to proceed with only one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the market in the UK within three years shall cease to be in force.

There is no pre-MA orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in the UK, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in the UK.

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

In many countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. In the EU, governments influence the price of products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Member states are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. Member states may approve a specific price or level of reimbursement for the pharmaceutical product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the pharmaceutical product on the market, including volume-based arrangements, caps and reference pricing mechanisms. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. The downward pressure on healthcare costs in general, particularly prescription products, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low‑priced markets exert a commercial pressure on pricing within a country. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower.

In addition, particularly in the United States and increasingly in other countries, we are required to provide discounts and pay rebates under federal programs we participate in. For example, we pay rebates under the Medicaid Drug Rebate Program (“MDRP”) and offer discounts under the 340B drug pricing program in order for reimbursement to be available for our products. It is possible that future legislation in the United States and other jurisdictions could be enacted to potentially impact reimbursement rates for the products we are developing and may develop in the future. This legislation could increase the levels of discounts and rebates paid to federal and state government entities and significantly impact our ability to generate revenues.

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our future business. For example, the Affordable Care Act (the “ACA”) was enacted in 2010 and substantially changed the way healthcare is financed by both governmental and private insurers. Among other provisions, the ACA included an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents and a new formula that increases the rebates a manufacturer must pay under the MDRP. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form.

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

Most significantly, the Inflation Reduction Act (“IRA”) was enacted in 2022. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (which began in 2025). U.S. Centers for Medicare & Medicaid Services (“CMS”) has published the negotiated prices for the initial 10 drugs, which went into effect in January 2026, and the subsequent 15 drugs, which will first be effective in 2027. CMS has also published the next set of 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.

Under the IRA manufacturer discount program that replaced the coverage gap discount program as of January 1, 2025, manufacturers must give a 10 percent discount on Part D drugs in the initial coverage phase, and a 20 percent discount on Part D drugs in the so-called “catastrophic phase” (the phase after the patient incurs costs above the initial phase out-of-pocket threshold, which was $2,000 beginning in 2025). The IRA allows the 10 and 20 percent discounts to be phased in over time for certain drugs for “specified manufacturers.” In April 2024, CMS informed us that we are deemed a specified small manufacturer and the discount will be phased in over several years and will increase over time. We are continuing to evaluate the potential impact of this status on our future revenues.

NERLYNX is reimbursed under Medicare Part D, and we have incurred IRA inflation rebates. We may incur additional Part D inflation rebates in subsequent periods. Such rebate liability could be significant. The reimbursement amount for NERLYNX under Medicare Part D will be impacted by the 10 and 20 percent discounts under the IRA’s new discounting program (as noted above). We anticipate that these increased discounts will impact NERLYNX revenues over time, while also having an industry-wide impact on the patient out of pocket costs of Part D drugs. The impact on NERLYNX revenues could be offset because the IRA’s redesign of certain Part D components, some of which went into effect in 2024, resulted in an increase in the number of patients able to afford this therapy. The amount of the offset, if any, is inherently uncertain and difficult to predict.

The IRA manufacturer discount program also increases financial obligations of Part D prescription drug plans with respect to beneficiaries in the catastrophic coverage phase. This may incentivize Part D prescription drug plans to seek greater price concessions from us in order to include NERLYNX on their formularies.

More recently, the One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of NERLYNX and any other product candidate that we commercialize.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the United States. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for our products. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the United States to the lowest price in a group of other countries. In response, multiple manufacturers have entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the United States that is based on drug prices outside the United States would mark a drastic and unprecedented shift in the United States pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

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

In the United States, individual states have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing. These actions include but are not limited to price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. In some cases, these actions have been designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution.

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

In 2011, Directive 2011/24/EU was adopted at the EU level. This Directive establishes a voluntary network of national authorities or bodies responsible for HTA in the individual EU member states. The network facilitates and supports the exchange of scientific information concerning HTAs. Further to this, in December 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology and making decisions on pricing and reimbursement.

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

Human Capital

Employees

As of December 31, 2025, our workforce consisted of 179 full-time employees. Throughout 2025, the size of our employee population was fairly consistent, ending with headcount slightly higher at the end of the year due to additional positions being added in multiple functions and replacement positions which were open at the beginning of 2025 being filled. Our largest employee population is the field-based commercial team, working from home offices and visiting customers in their territories. Our second largest employee population is located in the greater Los Angeles area, aligned with our corporate headquarters in Los Angeles, California. The majority of our non-field sales employees work remotely from home on a consistent basis. We operate in a virtual work environment, allowing functional management and employees to determine when working virtually is more efficient and productive, and when in-office collaboration is beneficial. This work model allows us to attract and hire employees from across the country, which contributes to increased employee engagement, satisfaction and retention. We are an equal opportunity employer and believe strongly in hiring and maintaining a diverse, equitable and inclusive workforce. This is reflected in our numbers with our total workforce being approximately 46% women and 39% ethnically diverse. The following table summarizes our workforce by location for the years ended December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Los Angeles	52	58
South San Francisco	24	26
Field & Remote	103	88
	179	172

We believe that the safety and health of our employees and their families are essential to our business. Our goal is to support the well-being of our employees. We believe that our employees and their families need to be healthy to be the most productive and engaged at work. Our financial, health and wellness benefits are designed to assist employees with financial planning, preventative health care and support when unexpected circumstances arise.

We continue to support employee wellbeing, work flexibility, and work efficiency by offering the following:

•	a robust offering of benefit options;

•	periodic reminders of our benefit options to our employees;

•	a Lifestyle Spending Account to support employee wellness and fitness activities;

•	programming, including on-demand and live “Wellness Breaks” facilitated by expert instructors online, and “Walking Challenges” to motivate employees to engage with each other for increased physical fitness opportunities; and

•	ergonomic support in the form of training opportunities, 1:1 evaluations and providing ergonomically compatible equipment when necessary.

Compensation & Benefits

We know that attracting, developing and retaining the best employees is a critical part of our competitive edge, future success, and a key component to delivering the best care for patients. We offer a competitive and robust total compensation package to maintain the most qualified employee population.

Our total rewards package consists of competitive salaries benchmarked to market data, cash bonuses and equity grants. Bonus opportunities and equity compensation increase as a percentage of total compensation based on level of responsibility, with actual bonus payout based on performance. In addition to competitive salaries and performance incentives, we offer employees 100% employer-paid premiums for medical, dental, vision, mental health services, and life insurance. In addition, we offer a 401(k) plan with employer match, paid time off, various leave of absence options, fertility benefits, fitness/wellness benefits, volunteer days and more. Our benefit programs are constantly evolving to meet our employees’ needs and are reviewed and modified each year as part of our commitment to employee wellness and success. Total compensation represents a broad spectrum of plans and programs designed to reward and motivate employees throughout their careers at Puma.

Culture and Communication

Our core values are the principles that guide our company strategy and our individual actions. Our positive and supportive culture is continuously referenced by employees as a reason they enjoy working at Puma. We maintain a work environment that is collaborative, friendly, supportive and encourages our employees to focus on patient outcomes as a key motivator. We host employee events with medical and scientific presentations given by experts in the field, patient ambassadors, thought leaders and functional leaders to foster employee education. At all times we strive to distinguish ourselves as a respected biopharmaceutical company that is differentiated by top talent and innovative products to enhance cancer care.

All employees are responsible for upholding our core values, including to be patient-centric, to communicate, collaborate, innovate, and be respectful, as well as for adhering to our Code of Ethics. These values nurture an inclusive workforce striving for excellence that puts the well-being of our patients first. The majority of our employees have obtained advanced degrees in their professions, and we support their continued development with individualized development plans and objectives, mentoring, coaching, training and conference attendance. In addition, we offer an Educational Reimbursement Program to assist employees who want to further their education.

Communication is critical in our ability to continuously enhance our company culture and create a more inclusive environment. We conduct virtual town hall meetings to share information about our business activities, company performance, and other topics of interest to our employees. We continue to publish a quarterly newsletter to share interesting and useful information through our involvement in cancer-related conferences and causes, such as Breast Cancer Awareness Month. We also introduce new employees to the organization in our Welcome to Puma section, and profile existing employees in our Get Connected section, where we share information about their roles, motivations to be with Puma, backgrounds, and interests.

Corporate Information and History

Our principal executive offices are located at 10880 Wilshire Boulevard, Suite 1700, Los Angeles, California 90024 and our telephone number is (424) 248-6500. Our internet address is https://www.pumabiotechnology.com. Our annual, quarterly and current reports, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be accessed free of charge through our website after we have electronically filed or furnished such material with the SEC. We also make available free of charge on or through our website our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter and Research and Development Committee Charter. We will disclose on a current report on Form 8-K or on our website any amendment or waiver of the Code of Business Conduct and Ethics for our executive officers and directors. Any amendment or waiver disclosed on our website will remain available on our website for at least 12 months after the initial disclosure.

The reference to https://www.pumabiotechnology.com (including any other reference to such address in this Annual Report) is an inactive textual reference only, meaning that the information contained on or accessible from the website is not part of this Annual Report and is not incorporated in this report by reference.

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

Risks Related to our Financial Condition and Capital Requirements

While we have reported net income in recent years, we cannot assure that we will continue to do so and may not be able to maintain profitability.

We have incurred significant cumulative operating losses since our inception. While we have reported net income in recent years, including the years ended December 31, 2025, 2024 and 2023, we cannot assure that we will continue to do so and will need to continue to generate significant revenue to sustain operations and successfully commercialize neratinib and develop alisertib. As of December 31, 2025, we had an accumulated deficit of approximately $1,283.8 million, outstanding indebtedness of approximately $22.5 million and cash and cash equivalents and marketable securities of approximately $97.5 million.

We expect to continue to incur significant expenses and may incur net losses in the future. Since inception, we have devoted substantially all of our resources to identifying, acquiring and developing NERLYNX and to its commercialization in the indications for which it has received regulatory approval. In September 2022, we in-licensed the development and global commercialization rights to our drug candidate, alisertib. Biopharmaceutical development is a highly speculative undertaking and involves a substantial degree of risk. While we experienced profitability in 2025, 2024 and 2023, we may incur operating losses in the future as we continue our efforts to commercialize NERLYNX in existing indications and to develop neratinib for additional indications, and as we commence development efforts for alisertib and any other drug candidates we may acquire.

In 2017, the FDA approved NERLYNX for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. In February 2020, NERLYNX was also approved by the FDA in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens in the metastatic setting. In 2018, the EC granted a marketing authorization for NERLYNX in the EU for the extended adjuvant treatment of adult patients with early stage hormone receptor-positive HER2-overexpressed/amplified breast cancer and who completed adjuvant trastuzumab-based therapy less than one year ago. We are also in the early stages of development for alisertib. The successful development and commercialization of any drug candidate will require us to perform a variety of functions, including:

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

We are party to a Note Purchase Agreement with Athyrium Opportunities IV Co-Invest 1 LP (“Athyrium”), providing for potential issuance by us of notes of up to $125.0 million, which mature on July 23, 2026. The terms of our Note Purchase Agreement place restrictions on our ability to operate our business and on our financial flexibility. As of December 31, 2025, the aggregate principal amount outstanding under the notes sold pursuant to the Note Purchase Agreement (collectively, the “Athyrium Notes”) was $22.5 million. The Athyrium Notes are secured by collateral which consists of our equity interests in our domestic and foreign subsidiary (including up to 100% of the issued and outstanding equity interests in our subsidiary directly owned by us or the guarantors of the Athyrium Notes) and substantially all of our property. In addition to voluntary prepayments, we may also be required to make mandatory prepayments under the Athyrium Notes in varying amounts within three (3) business days of the occurrence of certain events, including in the event that we receive proceeds from a voluntary or involuntary disposition and such proceeds are not reinvested in eligible assets within 180 days of the date of such disposition, or in the event that we receive extraordinary receipt cash proceeds and such proceeds are not reinvested in eligible assets within 180 days of the date of such extraordinary receipt. The Note Purchase Agreement includes affirmative and negative covenants applicable to us and our subsidiary. The affirmative covenants include, but are not limited to, requirements to (i) maintain our legal existence and take all reasonable actions to maintain our rights, privileges and authorizations (including renewal of permits or licenses) necessary to conduct our business and maintain our intellectual property, (ii) deliver certain financial statements, certificates and other information to Athyrium on a regular basis, (iii) maintain adequate insurance coverage with respect to the properties and business and (iv) cause all of our deposit accounts (other than certain “excluded accounts”) to be subject to Deposit Account Control Agreements. The negative covenants include, but are not limited to, restrictions on (i) creating or incurring certain liens on our property, assets or revenues, (ii) making certain investments or incurring additional indebtedness, (iii) engaging in certain business or strategic activities (including transactions with affiliates or insiders) and (iv) paying certain dividends, distributions or other restricted payments. Additionally, pursuant to the Note Purchase Agreement, we must maintain a minimum cash balance in our accounts subject to a deposit account control agreement and must achieve certain levels of product revenue for any four (4) consecutive fiscal quarter periods. These affirmative and negative covenants may make it difficult for us to operate our business. In addition, we cannot assure you that we will be able to achieve the minimum product revenue requirements or minimum cash balance requirements under the Note Purchase Agreement. Our failure to satisfy such requirements, or our direct or indirect breach of certain other covenants, could result in an event of default under the Athyrium Notes. The occurrence and continuation of an event of default could (i) cause interest to accrue at a rate per annum equal to the applicable interest rate under the Note Purchase Agreement plus two percent (2.00%) and (ii) cause accrued and unpaid interest on past due amounts (including interest thereon) to be due and payable in cash on demand. Additionally, upon the occurrence or continuation of an event of default, Athyrium, in its capacity as administrative agent, would have the right to exercise remedies against us, including declaring the unpaid principal amount under the Note (and interest thereon) immediately due and payable, and foreclosure against the property securing the Athyrium Notes (including our cash). Other events of default under the Note Purchase Agreement include, but are not limited to, (i) our failure to pay principal or interest due under the Note Purchase Agreement, (ii) our insolvency or related actions (including an assignment for the benefit of creditors), (iii) the existence of material adverse changes in our business or products, (iv) the occurrence of any default under certain other indebtedness in an amount greater than $750,000 or one or more judgments against us in an amount greater than $750,000 individually or in the aggregate that remains unsatisfied, unvacated or unstayed for a period of thirty (30) days after its entry and (v) the delisting of our shares of common stock from the Nasdaq Capital Market.

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

In September 2022, we in-licensed alisertib from Takeda. Pursuant to our exclusive license agreement with Takeda, we are responsible for global development and commercialization of alisertib. Clinical development of alisertib will be expensive, lengthy and unpredictable. Failure or delay can occur at any time during the development process. There are numerous risks associated with our planned development alisertib, including the following:

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

In addition, FDA and foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation has been undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. On April 26, 2023, the European Commission published a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. The proposed changes were since discussed and negotiated by the European Parliament and the Council of the EU as part of the EU ordinary legislative process. A provisional agreement has been reached by the European Parliament and Council of the EU on the proposed revisions on December 11, 2025. The proposed revisions (affecting the duration of regulatory data protection and market protection, including for orphan medicinal products, revising the eligibility for expedited pathways, etc.) remain to be formally adopted by the two institutions, which is not anticipated before early 2026. The proposed changes are not expected to enter into application before 2028, and may however have a significant impact on the biopharmaceutical industry in the long term.

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

Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations or policy changes could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

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

In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. If a prolonged government shutdown occurs, or if funding shortages, staffing limitations or similar factors hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, such events could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, the Food and Drug Omnibus Reform Act of 2022, among other things, provided the FDA with additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

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

Outside the United States, we rely entirely on third-party sublicenses for the development and commercialization of NERLYNX. For a description of the risks associated with those arrangements see, “—Risks Related to Third Parties—We are dependent on international third-party sub-licensees for the development and commercialization of NERLYNX in several countries outside the United States. The failure of these sub-licensees to meet their contractual, regulatory or other obligations could adversely affect our business.”

Our NERLYNX commercialization efforts may fail to achieve the degree of market acceptance by patients and physicians necessary for commercial success.

NERLYNX was approved by the FDA in 2017. We had total revenue for NERLYNX of $228.4 million, $230.5 million and $235.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. We cannot assure you that the sales of NERLYNX will continue at these levels or grow. We may encounter delays or hurdles related to our sales efforts that affect amount of revenue generated and the timing of such revenue. There is no guarantee that the infrastructure, systems, processes, policies, personnel, relationships and materials we have built to commercialize NERLYNX in the United States will be sufficient for us to achieve success at the levels we expect.

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

The majority of our revenue comes from a limited number of customers. In 2025, five customers individually comprised approximately 27.3%, 17.0%, 16.4%, 13.1% and 10.6%, respectively, of our total product revenue. We expect that revenue from a limited number of customers will continue to account for a large portion of our revenue in the future. The loss by us of any of these customers, or a material reduction in their purchases or their market pricing, could harm our business, results of operations, financial condition and prospects. In addition, if any of these customers were to fail to pay us in a timely manner, it could harm our cash flow.

Outside the United States we rely primarily on third-parties to pursue regulatory approval, if necessary, and to commercialize NERLYNX and they may not commit sufficient time or resources to marketing NERLYNX.

Outside the United States, we seek to enter into exclusive sub-license agreements with third parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. As of December 31, 2025, NERLYNX has received approval for the treatment of certain patients with extended adjuvant and/or metastatic HER2-positive breast cancer in more than 40 countries outside the United States, including the EU, Australia, Canada, and Hong Kong. We are currently party to several sub-licenses in various regions outside the United States, including Europe (excluding Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, Russia and various countries and territories in Central America, South America, Africa and the Middle East. We depend on these third parties for a significant portion of our total revenue. Royalty revenue obtained pursuant to these sub-license agreements was 11% and 15% of total revenue for the years ended December 31, 2025 and 2024, respectively. We have very little control over these third-parties and any of our existing or future licensees may fail to devote the necessary resources and attention to obtain regulatory approval, where needed, and to market and distribute NERLYNX effectively. If these licensees are unsuccessful in receiving regulatory approvals or in commercializing NERLYNX, our business, results of operations and financial condition will be materially adversely affected. Moreover, we intend to seek additional third parties to sub-license NERLYNX in additional geographies, and may pursue a similar strategy for any future drug candidates that we develop. We cannot assure you that we will be able to enter these agreements on commercial terms, or at all, and our failure to do so would have an adverse effect on our continued commercialization efforts for NERLYNX or any future drug candidates.

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

The FDA and foreign regulatory authorities strictly regulate marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. Any regulatory approval that the FDA or foreign regulatory authorities grant is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA and foreign regulatory authorities. For example, the FDA-approved label for NERLYNX is limited to the extended adjuvant treatment of adult patients with early stage, HER2-positive breast cancer following adjuvant trastuzumab-based therapy, and in combination with capecitabine, to the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2 based regimens in the metastatic setting. In addition to the FDA or foreign regulatory authorities approval required for new formulations, any new indication for an approved product also requires FDA or foreign regulatory authorities' approval. If we are not able to obtain FDA approval for any desired future indications for our drugs and drug candidates, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

While physicians in the United States and outside the United States may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote the products is narrowly limited to those indications that are specifically approved by the FDA or foreign regulatory authorities. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. For example, in April 2018, we announced that NERLYNX (neratinib) has been included as a recommended treatment option in the latest NCCN Clinical Practice Guidelines in Oncology Central Nervous System Cancers for Breast Cancer patients with brain metastases. The NCCN designated NERLYNX in combination with capecitabine as a category 2A treatment option and NERLYNX in combination with paclitaxel as a category 2B treatment option. In addition, in December 2024, we announced that NCCN Clinical Practice Guidelines in Oncology for Cervical Cancer were updated to include an addition involving neratinib. The updated NCCN Practice Guidelines for Cervical Cancer include neratinib monotherapy for use as second-line or subsequent therapy for recurrent or metastatic disease as an option for patients with HER2-mutated tumors with a designation of category 2A. The NCCN Guidelines Category of Preference is designated as “useful in certain circumstances” as a treatment option for patients with HER2-mutated tumors. Use, as designated for breast cancer patients with brain metastases and in Cervical Cancer, is outside the FDA approved indication for NERLYNX and considered investigational, and we do not market or promote NERLYNX for these uses.

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

Regulatory authorities in some jurisdictions, including the U.S., may designate drugs designed to address relatively small patient populations as “orphan drugs.” Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States, where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the U.S., orphan designation entitles a party to financial incentives such as opportunities for grant funding for clinical trial costs, tax advantages and user-fee waivers. In addition, if a drug candidate that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same approved indication or use within the same rare disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity in the relevant indication or use or where the manufacturer is unable to assure sufficient product quantity.

We may decide to seek Orphan Drug Designations for alisertib. There can be no assurances that we will be able to obtain such designations. Even if we, or any future collaborators, obtain orphan drug designation for a drug candidate, we, or they, may not be able to obtain or maintain orphan drug exclusivity for that drug candidate. Further, even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active ingredients may be approved for the same indication or use within the same rare disease or condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same disease or condition if the FDA concludes that the later drug is clinically superior in the relevant indication, in that it is shown to be safer, more effective or makes a major contribution to patient care, or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity to meet the needs of the approved indication or use for the patients with the relevant disease or condition. Orphan drug designation neither shortens the development or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, led to reductions to Medicare payments to providers that will remain in effect through 2032. The American Taxpayer Relief Act of 2012, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price,

The IRA was enacted in 2022. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (which began in 2025). The Centers for Medicare & Medicaid Services has published the negotiated prices for the initial ten drugs, which went into effect in January 2026, and the subsequent 15 drugs, which will first be effective in 2027. CMS has also published the next set of 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined but is likely to be significant.

Under the IRA manufacturer discount program that replaced the coverage gap discount program as of January 1, 2025, manufacturers must give a 10 percent discount on Part D drugs in the initial coverage phase, and a 20 percent discount on Part D drugs in the so-called “catastrophic phase” (the phase after the patient incurs costs above the initial phase out-of-pocket threshold, which will be $2,000 beginning in 2025). The IRA allows the 10 and 20 percent discounts to be phased in over time for certain drugs for manufacturers that CMS deems to meet specific criteria. In April 2024, CMS informed us that we are deemed a specified small manufacturer, and as a result, the discounts will be phased in over several years and will increase over time. We are continuing to evaluate the potential impact of this status on our future revenues.

NERLYNX is reimbursed under Medicare Part D, and the reimbursement amount will be impacted by the 10 and 20 percent discounts under the IRA’s new discounting program (as noted above). We anticipate that these increased discounts will impact NERLYNX revenues over time, while also having an industry-wide impact on the cost of Part D drugs. The impact on NERLYNX revenues could be offset because the IRA’s redesign of certain Part D components, some of which went into effect in 2024, resulted in an increase in the number of patients able to afford this therapy. The amount of the offset, if any, is inherently uncertain and difficult to predict.

The IRA manufacturer discount program also increases financial obligations of Part D prescription drug plans with respect to beneficiaries in the catastrophic coverage phase. This may incentivize Part D prescription drug plans to seek greater price concessions from us in order to include NERLYNX on their formularies.

More recently, the One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of NERLYNX and any other product candidate that we commercialize.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the United States. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for our products. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the United States to the lowest price in a group of other countries. In response, multiple manufacturers have entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the United States that is based on drug prices outside the United States would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

In addition, the cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion. There have been several Congressional inquiries, as well as legislative and regulatory initiatives and executive orders designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. We cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

Moreover, individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

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

We do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors. However, federal, state and foreign healthcare laws and regulations pertaining to fraud and abuse and physician payment transparency laws and regulations apply to us depending on programs we operate and have been asserted by the government and others to apply to companies like us, and our arrangements with healthcare providers, customers and other entities, including our marketing practices, educational programs and pricing policies. These laws include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation;

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

We have entered into exclusive sub-license agreements with several third parties that provide these sub-licensees exclusive rights to the development and commercialization of NERLYNX in Europe (excluding Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, Russia and various countries and territories in Central America, South America, Africa and the Middle East. As a result, we are entirely dependent on these parties to achieve regulatory approval of NERLYNX for marketing in these countries and for the commercialization of NERLYNX, if approved. For the years ended December 31, 2025, 2024 and 2023, royalty revenue from these sub-licensees was $24.3 million, $35.3 million and $32.5 million, respectively, and represented 11%, 15% and 14% of total revenue, respectively. The timing and amount of any milestone and royalty payments we may receive under these agreements, as well as the commercial success of NERLYNX in those regions outside of the United States, will depend on, among other things, the efforts, allocation of resources and successful commercialization of NERLYNX by the licensees. We also depend on these third parties to comply with all applicable laws relative to the development and commercialization of our products in those countries. We do not control the individual efforts of these licensees and have limited ability to terminate these agreements if the licensees do not perform as anticipated. The failure of these licensees to devote sufficient time and effort to the development and commercialization of NERLYNX; to meet their obligations to us, including for future royalty and milestone payments; to adequately deploy business continuity plans in the event of a crisis; and/or to satisfactorily resolve significant disagreements with us or address other factors could have an adverse impact on our financial results and operations. In addition, if these third parties violate, or are alleged to have violated, any laws or regulations during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

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

•

political and economic instability, including trade wars, the military conflicts between Russia and Ukraine, the conflicts between Israel and Hamas, recent inflation and disruptions in the capital and credit markets that may reduce our ability to raise additional capital when needed on acceptable terms, if at all;

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

We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business. We own and manage some of these information technology systems but also rely on third parties for a range of information technology systems and related products and services. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including personally identifiable information, as well as proprietary information belonging to our business such as trade secrets. Our information technology systems and those of third parties with which we contract may be vulnerable to damage from diverse threat vectors, including cyberattacks, “phishing” attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, computer viruses, malware (e.g. ransomware), sophisticated nation-state and nation-state-supported actors, unauthorized access or use by persons inside our organization or persons with access to systems inside our organization, hacking, natural disasters, terrorism, war and telecommunication and electrical failures despite the implementation of security measures. We are also vulnerable to other cybersecurity risks and threats, including malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) information technology systems, products or services. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques – including artificial intelligence – that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. System failures, accidents or security breaches could cause interruptions in our operations and could result in a material disruption of our clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, any integration of artificial intelligence in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our research and development programs, and the development of our drug candidates could be delayed.

If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material. In addition, our remediation efforts may not be successful. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and confidential information. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents that threaten the confidentiality, integrity and availability of our information technology systems and confidential information. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. It could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical and technical safeguards, further training of employees, changing third-party vendor control practices and engaging third-party subject matter experts and consultants and reduce the demand for our technology and services.

If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any security compromise affecting us, our service providers, strategic partners, other contractors, consultants, or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could incur liability, such as litigation exposure (including class actions), penalties and fines, we could become the subject of regulatory action or investigation, our competitive position could be harmed and the further development and commercialization of our products and services could be delayed. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business. Furthermore, federal, state and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. We may also be exposed to a risk of loss or litigation and potential liability, which could materially and adversely affect our business, results of operations or financial condition. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

A number of U.S. states have also enacted data privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the "CCPA") requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California residents` personal information on the business’s behalf. Further, Washington State enacted a broadly applicable law to protect the privacy of personal health information known as the “My Health My Data Act,” which generally requires affirmative consent for the collection, use, or sharing of any “consumer health data.” Consumer health data is defined to include personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health status; consumer health data also includes information that is derived or extrapolated from non-health information, such as algorithms and machine learning. Other states, including Connecticut and Nevada, have also passed consumer health data laws and given the increased focus on the use of health data by entities that are not subject to HIPAA, additional states are expected to pass consumer health privacy laws. Additional compliance investment and potential business process changes may also be required. Similar laws have been passed in other states, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business; despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

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

In addition, the regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are being enacted and existing ones are being updated and strengthened. For example, we may be subject to the EU General Data Protection Regulation (“EU GDPR”) and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”). The GDPR is directly applicable in each EU and EEA member state and the UK and applies to companies established in the EU and the EEA or UK as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the EU and the EEA or UK. The GDPR imposes stringent data protection obligations for processors and controllers of personal data, and penalties and fines for failure to comply with GDPR are significant, including fines of up to €20 million / £17.5 million or 4% of total worldwide annual turnover, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed

As of December 31, 2025, we had 179 employees. Our future success depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled scientific, technical, marketing, managerial and financial personnel. Although we will seek to hire and retain qualified personnel with experience and abilities commensurate with our needs, there is no assurance that we will succeed despite their collective efforts. Competition for personnel is intense, and any failure to attract and retain the necessary technical, marketing, managerial and financial personnel would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. These types of lawsuits are subject to inherent uncertainties, and are expensive and time-consuming to investigate, defend and resolve, and in the past, we have been a defendant in such lawsuits. Any other litigation to which we are a party may similarly divert our management’s attention and financial and other resources or result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines. Additionally, we may decide to settle such lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.

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

Additionally, valuation allowances needed for deferred tax assets that we estimate are more likely than not to be unusable, based on available evidence at the time the estimate is made. For the year ended December 31, 2025, we recorded a partial release of $3.8 million of our valuation allowance related to deferred tax assets, resulting in a total valuation allowance of $324.8 million as of December 31, 2025. See Note 12–Income Taxes in the notes to the financial statements included in this Annual Report for further information. The recording of any future increase in or release of all or any portion of our valuation allowance could have a material impact on our reported results and could cause fluctuations in our quarterly and annual results of operations. Moreover, potential changes in the tax law or in our projections could impact our assessment and valuation allowance estimates, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications or requirements, only that we use the NIST CSF as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include, but are not limited to the following:

•	risk assessments designed to help identify material cybersecurity threats to our critical systems and information;

•	a management team responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls and (3) our response to cybersecurity incidents;

•	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;

•	cybersecurity awareness training of our employees, including incident response personnel and senior management;

•	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

•	a third-party risk management process for key service providers, based on our assessment of their criticality to our operations and respective risk profile.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm us.”

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

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also periodically receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies. Our management team, including our Senior Director of Information Technology and Senior Vice President, Quality Assurance, who report to the Chief Financial Officer and Chief Executive Officer, respectively, are primarily responsible for assessing and managing our material risks from cybersecurity threats. The Senior Director of Information Technology and Senior Vice President, Quality Assurance have primary responsibility for our overall cybersecurity risk management program and supervise both our internal technology and quality assurance compliance personnel and our retained external cybersecurity consultants. Our Senior Director of Information Technology has more than 20 years of experience in IT Management, including cybersecurity, and our Senior Vice President, Quality Assurance has more than 20 years of experience in computerized system and IT infrastructure controls, compliance, and risk management.

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

We lease approximately 65,656 square feet of office space in the building located at 10880 Wilshire Boulevard, Los Angeles, California for use as our corporate headquarters. This lease commenced in December 2011 and over time has been amended to add rentable square footage. In February 2019, we entered into a long-term sublease agreement whereby we sublease 12,429 square feet of this office space to a third party subtenant. This sublease was terminated in December 2024. Also, in August 2023, we entered into a long-term sublease agreement whereby we sublease 13,916 square feet of this office space to a third party subtenant. The rental amounts payable to us pursuant to both subleases increase approximately 3% and terminate in March 2026. In July 2025, we executed an amendment to our office space in Los Angeles, California to surrender certain suites effective March 31, 2026 and extend the lease term for the remaining 26,700 rentable square feet in suite 17 for an additional five years and five months through August 31, 2031. We also lease approximately 29,470 square feet of office space in the building located at 701 Gateway Blvd, South San Francisco, California. The lease for the South San Francisco facility commenced in October 2012. The South San Francisco lease will terminate around March 2026. We believe that our office space in Los Angeles is adequate to meet current and anticipated future requirements and that additional or substitute space will be available as needed to accommodate any expansions that our operations require.

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

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ‘314 patent”) and 10,596,162 (“the ‘162 patent”) (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ‘314 and ‘162 patents. The Company is an exclusive licensee of the ‘314 and ‘162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of unclean hands and patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. A Markman Hearing was conducted on March 17, 2023, and the Court issued its claim construction decision on March 29, 2023. Fact discovery closed on May 19, 2023, and expert discovery closed on November 17, 2023. The Court denied the parties’ respective motions for summary judgment and Daubert motions, other than to clarify that Plaintiffs’ damages cannot extend to any time period before the asserted patents were issued. The Court granted AstraZeneca’s motion to dismiss the Company as a Plaintiff on constitutional standing grounds but denied the motion to dismiss Wyeth as a Plaintiff on constitutional standing grounds. On April 29, 2024, the Court granted AstraZeneca’s motion to dismiss AstraZeneca’s counterclaims against the Company, which removed the Company from the case. Wyeth remained in the case as a Plaintiff and counterclaim-defendant. Under the Company’s worldwide exclusive license agreement with Pfizer, Inc. (the parent of Wyeth) as amended, the Company also maintains contractual rights to recover monetary damages in the AstraZeneca litigation, and those contractual rights are unaffected by the court’s March 18, 2024 and April 29, 2024 orders. A jury trial was held May 13-17, 2024. The jury found in favor of Wyeth and against AstraZeneca. In particular, the jury found that use of Tagrisso® according to each of the three FDA-approved indications infringes the asserted claims of the ‘314 and ‘162 patents, and that AstraZeneca induces that infringement. The jury further rejected AstraZeneca’s challenges to the validity of the patents, finding that they are not invalid. The jury awarded damages to Wyeth for past acts of infringement through December 31, 2023, in the amount of $107,500,000. A separate bench trial related to certain equitable claims and defenses raised by AstraZeneca was held before Judge Kennelly on June 20 and 25, 2024. On August 6, 2024, Judge Kennelly issued his ruling on the issues that were tried in the bench trial, finding for Wyeth and against AstraZeneca on all claims and defenses. The Court found that AstraZeneca had not proved its claim that Wyeth’s asserted patents were invalid as indefinite, or that Wyeth had committed acts that would give rise to findings of unclean hands, implied waiver, or patent misuse. AstraZeneca filed a motion challenging the jury’s verdict and requesting a new trial. Wyeth filed a motion requesting supplemental damages for past infringement from January 1, 2024, through the date of judgment; pre-and-post judgment interest, and ongoing royalties through the remaining term of the patents. Briefing on these motions from both sides was completed on July 16, 2024. On August 14, 2024, Judge Kennelly ruled on AstraZeneca’s motion challenging the jury’s verdict, granting it in part and denying it in part. The Court granted AstraZeneca’s motion for judgment as a matter of law that the '314 and '162 patents are invalid under 35 U.S.C. § 112 for lacking enablement and adequate written description as to a particular claim limitation. In all other respects, the Court denied AstraZeneca’s motion. The Court entered its final and appealable judgment accordingly. The Company respectfully disagrees with the Court’s ruling regarding invalidity with respect to the particular claim limitation. Wyeth filed a notice of appeal on September 12, 2024, appealing the District Court’s judgment as a matter of law, as well as other rulings and opinions of the Court adverse to Wyeth. On December 18, 2024, Wyeth filed its opening brief. On March 13, 2025, AstraZeneca filed its response brief. On March 20, 2025, non-parties Regeneron Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC filed a motion for leave to file an amicus curiae brief in the Federal Circuit. The motion was granted on May 16, 2025. On June 6, 2025, Wyeth filed its reply brief. Briefing on the appeal is now complete, and the parties await further order from the Court.

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

On September 27, 2024, the Company filed an additional patent infringement claim against Acebright at Jiangsu Nanjing Intermediate People’s Court. On October 14, 2024, the Court accepted the complaint and designated case number (2024) Su 01 Min Chu 2192 to this case. On December 16, 2024, the Court conducted an evidence exchange hearing. On January 10, 2025, the Court conducted a hearing of party experts on the evaluation of evidence. On July 14, 2025, the Court conducted a hearing to examine evidence and debate merits of party arguments. On September 28, 2025, the Court issued a first-instance decision, deciding that Acebright’s product does not fall within the scope of the patent-in-suit, and Acebright did not infringe the NERLYNX® Patents; the Court also decided that the Company’s enforcement efforts were not malicious and did not amount to unfair competition.

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

Hexal European Patent Opposition

An opposition was filed by Hexal AG (“Hexal”) on August 3, 2016 against European Patent No. EP2416774 which was licensed from Pfizer in 2011, and which claims neratinib for use in a method for treating HER-2/neu overexpressed/amplified cancer and improving IDFS, wherein the method comprises delivering neratinib therapy to HER-2/neu overexpressed/amplified cancer patients following the completion of at least one year of trastuzumab adjuvant therapy, and wherein the neratinib therapy comprises treating the cancer patients with neratinib for at least twelve months. An oral hearing was held on December 8, 2017, wherein the patent was maintained as granted. Following an appeal filed by Hexal, the Board of Appeal of the European Patent Office rejected the claims as granted and all pending auxiliary requests during the oral hearing of September 2, 2021. Before issuance of a decision, we withdrew approval of the text in which the patent was granted and all pending auxiliary requests, thereby revoking the patent and concluding the appeal. One European divisional application, namely EP15188350.1, was granted with the European patent number EP3000467 on March 1, 2023. Oppositions against EP3000467 were filed by Hexal on November 3, 2023, by Alfred E. Tiefenbacher (GmbH & Co. KG) on November 28, 2023 and by Generics (UK) Limited (“Generics”) on December 1, 2023. EP3000467 is used as the basic patent for Supplementary Protection Certificate applications for the EMA-approved NERLYNX® product, 17 of which have been granted, three proceedings have been stayed, and 11 are in active prosecution. The patentee response to the notice of opposition was filed on April 15, 2024, following which, all three opponents filed additional arguments in reply to the patentee’s submission. On February 6, 2025, the Company filed its response to the summons to attend oral proceedings, including six auxiliary requests. Alfred E. Tiefenbacher and Hexal filed their responses to the summons to oral proceedings on February 6 and 7, 2025, respectively. Hexal filed a further brief on March 19, 2025. Oral proceedings took place on April 9 and 10, 2025. EP3000467 was upheld as amended after the first instance hearing based on Auxiliary Request 1, which covers the EMA approved indication for NERLYNX® as an extended adjuvant therapy for treating early stage hormone receptor-positive HER-2-overexpressed/amplified breast cancer. The first instance decision may be appealed. Hexal filed an appeal on June 6, 2025, Generics filed an appeal on June 20, 2025 and Wyeth filed an appeal on June 30, 2025. On September 5, 2025, Wyeth filed its grounds of appeal, including nine auxiliary requests. On the same day, Hexal filed its grounds of appeal. Generics filed its grounds of appeal on September 4, 2025, and Alfred E. Tiefenbacher filed its grounds of appeal on September 1, 2025. On December 16, 2025, Alfred E. Tiefenbacher withdrew its appeal. Wyeth responded to the opponents’ grounds of appeal on January 12, 2026. One European divisional application is pending in the same family, namely EP 23157078.8. A response to the European Search Opinion (ESO) for this application was filed February 14, 2024. The first office action was issued on January 28, 2025 with a response to the first office action filed on July 22, 2025.

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

Record Holders

As of February 23, 2026, there were 9 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The graph and table below compare the cumulative total return of Puma Biotechnology common stock from December 31, 2020, through December 31, 2025, with the cumulative total returns on (i) the NASDAQ Biotechnology Index and (ii) the NASDAQ Composite Index. The comparison assumes investment of $100 on December 31, 2020, in our common stock and in each index and, for each index, assumes reinvestment of all dividends.

The historical price performance included below is not necessarily indicative of future stock price performance.

Cumulative Total Return
Puma Biotechnology, Inc. Compared to the Nasdaq Biotechnology Index and Nasdaq Composite Index

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25

Puma Biotechnology, Inc.	100.00	29.63	41.23	42.20	29.73	57.99
NASDAQ Biotechnology Index	100.00	100.02	89.90	94.03	93.49	124.75
NASDAQ Composite Index	100.00	122.18	82.43	119.22	154.48	187.14

The material in this performance graph is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report contains forward-looking statements within the meanings of the federal securities laws. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see the “Risk Factors” section in Item 1A of Part I of this Annual Report. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

Overview

We are a biopharmaceutical company that develops and commercializes innovative products to enhance cancer care and improve treatment outcomes for patients. We are currently commercializing NERLYNX, an oral version of neratinib, for the treatment of certain HER2-positive breast cancers. Additionally, we have in-licensed, and are responsible for global development and commercialization of, alisertib. Alisertib is a selective, small-molecule inhibitor of Aurora Kinase A that is designed to disrupt mitosis leading to apoptosis of rapidly proliferating tumor cells that are dependent on Aurora Kinase A. Prior to our licensing alisertib from Takeda, alisertib was tested in over 1,300 patients who were treated across 22 company-sponsored trials resulting in a large, well-characterized clinical safety database. Based on information in this database, we believe alisertib has potential application in the treatment of a range of different cancer types, including hormone receptor-positive breast cancer, triple negative breast cancer and small cell lung cancer. We intend to pursue development of alisertib initially in small cell lung cancer and hormone receptor-positive breast cancer.

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

We currently market NERLYNX in the United States using our direct specialty sales force consisting of approximately 35 sales specialists. Our sales specialists are supported by an experienced sales leadership team consisting of five regional business leaders a Senior Vice President of Sales and a Senior Vice President of Marketing, as well as experienced professionals in marketing, managed markets, access and reimbursement, research, and sales planning and operations. Outside the United States, we seek to enter into exclusive sub-license agreements with third parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. As of December 31, 2025, NERLYNX has received approval for the treatment of certain patients with extended adjuvant or metastatic HER2-positive breast cancer in over 40 countries outside the United States. We are currently party to several sub-licenses in various regions outside the United States, including Europe (excluding Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, Russia and various countries and territories in Central America, South America, Africa and the Middle East.

In September 2022, we entered into an exclusive license agreement with Takeda to license the worldwide research and development and commercial rights to alisertib. Alisertib is an investigational, reversible, ATP-competitive inhibitor that is designed to be highly selective for Aurora Kinase A. Inhibition of Aurora Kinase A can lead to disruption of mitotic spindle apparatus assembly, disruption of chromosome segregation, and inhibition of cell proliferation. In clinical trials to date, alisertib has shown single agent activity and activity in combination with other cancer drugs in the treatment of many different types of cancers, including hormone receptor-positive breast cancer, triple negative breast cancer, small cell lung cancer and head and neck cancer. We initiated the ALISertib in CAncer (ALISCA™ -Lung1) Phase II trial (PUMA-ALI-4201) of alisertib monotherapy for the treatment of patients with extensive stage small cell lung cancer in February 2024, and we commenced the ALISCA™ -Breast1 Phase II trial (PUMA-ALI-1201) in November 2024.

Under the terms of the exclusive license agreement, we assumed sole responsibility for the global development and commercialization of alisertib. We paid Takeda an upfront license fee of $7.0 million in October 2022, and it is eligible to receive potential future milestone payments of up to $287.3 million upon our achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. We recorded in-process research and development expense of $7.0 million during the year ended December 31, 2022, in connection with the upfront payment related to the asset acquisition. As of December 31, 2025, no milestones had been accrued as the underlying contingencies were not probable or estimable.

Our expenses to date have been related to hiring staff, commencing company-sponsored clinical trials, building out of our corporate infrastructure and, since 2017, the commercial launch of NERLYNX. Going forward, we anticipate significant expenses as we continue to develop alisertib in 2026. Accordingly, our success depends not only on the safety and efficacy of our drug candidates, but also on our ability to finance product development. To date, our major sources of working capital have been proceeds from product and license revenue, public offerings of our common stock, proceeds from our credit facility and sales of our common stock in private placements. We intend to satisfy our near-term liquidity requirements through a combination of our existing cash and cash equivalents and marketable securities as of December 31, 2025, and proceeds that will become available to us through product sales, royalties and sub-license milestone payments. However, this intention is based on assumptions that may prove to be wrong. Changes may occur that would consume our available capital faster than anticipated, including changes in and progress of our development activities, the impact of commercialization efforts, acquisitions of additional drug candidates and changes in regulation. Some of these developments have had and may continue to have an adverse effect on our revenue and thus could have an adverse effect on our ability to satisfy the minimum revenue and cash balance covenants contained in the Athyrium Notes.

Tariffs

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

Taxes

On July 4, 2025, the “One Big Beautiful Bill” was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact us. As of the date of these financial statements, we have evaluated the impact of the changes to Section 174 – Amortization of Research and Experimental Expenditures on the valuation allowance release. We intend to deduct the capitalized costs over two years. This deduction reduces the amount of net operating losses being utilized but results in a net zero change to the deferred tax asset balance. In 2025, we adjusted a portion of our valuation allowance related to our deferred tax assets in the amount of $3.8 million, which reduced our net income for the year.

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

Research and development expenses

Research and development expenses (“R&D expenses”) include costs associated with services provided by consultants who conduct and perform clinical services on our behalf and contract organizations for the manufacturing of clinical materials. During the years ended December 31, 2025, 2024 and 2023, our R&D expenses consisted primarily of CRO fees, manufacturing of clinical materials, fees paid to consultants, salaries and related personnel costs and stock-based compensation. We expense our R&D expenses as they are incurred. Internal R&D expenses primarily consist of payroll-related costs and also include equipment costs, travel expenses and supplies. We expect R&D expenses to increase in 2026 as we expand the development of alisertib.

Reclassifications

Certain prior year amounts in the Consolidated Statements of Cash Flows have been reclassified to correct an error in the prior year's presentation. Specifically, for the year ended December 31, 2024, a change in deferred tax assets of $7.1 million was previously classified within "Changes in operating assets and liabilities." This amount has been reclassified to non-cash items within the operating activities section of the Consolidated Statements of Cash Flows. This reclassification had no impact on the total net cash provided by (used in) operating activities, net income, or the Consolidated Balance Sheets for any period presented.

Results of Operations

The following summarizes our results of operations for the years ended December 31, 2025 and 2024. For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2024, compared to the year ended December 31, 2023, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025.

Total revenue

Total revenue was approximately $228.4 million for the year ended December 31, 2025, compared to $230.5 million for the year ended December 31, 2024. This decrease in total revenue of $2.1 million was due to a decrease in royalty revenue of $11.0 million, partially offset by an increase in product revenue, net of approximately $8.9 million.

Product revenue, net

Product revenue, net was approximately $204.1 million for the year ended December 31, 2025, compared to $195.2 million for the year ended December 31, 2024. The increase in product revenue, net was primarily attributable to a volume increase of approximately 5.5% in bottles of NERLYNX sold and an increase in net selling price. Reserves for variable consideration were approximately 24.3% and 19.5% of product revenue for the years ended December 31, 2025 and 2024, respectively. The increase in the variable consideration (gross-to-net reserve) was primarily due to government chargebacks and payor mix.

License revenue

There was no license revenue for the years ended December 31, 2025 and December 31, 2024.

Royalty revenue

Royalty revenue was approximately $24.3 million for the year ended December 31, 2025, compared to $35.3 million for the year ended December 31, 2024. The decrease was due to decreased product sales by our sub-licensees in international territories, primarily in China.

Cost of sales

Cost of sales was approximately $58.2 million for the year ended December 31, 2025, compared to $64.4 million for the year ended December 31, 2024. The $6.2 million decrease was primarily due to the decrease of product unit sales to our sub-licensees and the related cost of sales (primarily sales in China), partially offset by higher domestic sales.

Selling, general and administrative expenses:

Selling, general, and administrative expenses	For the Year Ended		Change
(in thousands)	December 31,		$	%
	2025	2024	2025/2024	2025/2024
Payroll and related costs	$34,662	$31,555	$3,107	9.8%
Provision for credit loss recovery	(362)	(519)	157	-30.3%
Professional fees and expenses	19,060	29,873	(10,813)	-36.2%
Travel and meetings	5,257	5,344	(87)	-1.6%
Facilities and equipment costs	4,677	4,960	(283)	-5.7%
Stock-based compensation	4,283	5,566	(1,283)	-23.1%
Other	3,270	3,384	(114)	-3.4%
	$70,847	$80,163	$(9,316)	-11.6%

Total SG&A expenses were approximately $70.8 million and $80.2 million for the years ended December 31, 2025 and December 31, 2024. The decrease is primarily attributable to the following:

•	an increase in payroll and related costs of approximately $3.1 million, due to severance costs related to the departure of our Chief Commercial Officer, an increase in our commercial team compensation, merit increases and increases in our healthcare insurance premiums;

•	a decrease in provision for credit loss recovery of approximately $0.2 million, primarily related to the payment history of a customer receivable;

•	a decrease in professional fees and expenses of approximately $10.8 million, primarily related to legal fees associated with the AstraZeneca litigation in the prior year; and

•	a decrease in stock-based compensation expense of approximately $1.3 million due to the departure of an executive in 2025 and lower fair value on equity grants due to lower market price for our common stock.

Research and development expenses:

Research and development expenses	For the Year Ended		Change
(in thousands)	December 31,		$	%
	2025	2024	2025/2024	2025/2024
Clinical trial expense	$20,538	$17,091	$3,447	20.2%
Internal R&D	34,440	32,248	2,192	6.8%
Consultant and contractors	4,429	2,917	1,512	51.8%
Stock-based compensation	2,661	2,679	(18)	-0.7%
	$62,068	$54,935	$7,133	13.0%

Total R&D expenses were approximately $62.1 million and $54.9 million for the years ended December 31, 2025 and December 31, 2024. The increase is primarily attributable to the following:

•	an increase in clinical trial expense of approximately $3.4 million, primarily due to expanded alisertib development; and

•	an increase in consultants and contractors of approximately $1.5 million, primarily due to expanded alisertib development.

Other income and expenses:

Other income (expenses)	For the Year Ended		Change
(in thousands)	December 31,		$	%
	2025	2024	2025/2024	2025/2024
Interest income	$4,078	$4,724	$(646)	-13.7%
Interest expense	(6,622)	(12,452)	5,830	-46.8%
Other income	1,027	862	165	19.1%
	$(1,517)	$(6,866)	$5,349	-77.9%

Interest income

For the year ended December 31, 2025, we recognized approximately $4.1 million in interest income compared to approximately $4.7 million of interest income for the year ended December 31, 2024. The $0.6 million decrease in interest income was primarily the result of lower interest rates and timing of investments.

Interest expense

For the year ended December 31, 2025, we recognized approximately $6.6 million in interest expense compared to approximately $12.5 million of interest expense for the year ended December 31, 2024. The approximately $5.8 million decrease in interest expense was primarily related to a lower debt balance related to the pay down our debt principal during the year ended December 31, 2025.

Other income

For the year ended December 31, 2025, we recognized approximately $1.0 million in other income, compared to $0.9 million in other income for the year ended December 31, 2024. The increase was primarily due to increased sublease income.

Current tax expense

The $0.5 million increase in current tax expense is materially consistent with the increase in net income before taxes.

Deferred income tax expense (benefit)

In the fourth quarter of 2025, Puma recorded a $7.1 million income tax expense, offset by a $3.8 million partial release of a valuation allowance resulting in a non-cash, deferred tax expense of approximately $3.2 million. In 2024, we released a portion of our valuation allowance related to our deferred tax assets in the amount of $7.1 million, which significantly increased our net income for the year.

Non-GAAP Financial Measures:

In addition to our operating results, as calculated in accordance with generally accepted accounting principles in the United States, (“GAAP”), we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance. The following table presents our net income and net income per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation. For the year ended December 31, 2025, stock-based compensation represented approximately 5.2% of the total of SG&A and R&D expenses. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income and GAAP Net Income Per Share to Non-GAAP Adjusted Net Income Per Share

(in thousands except share and per share data)

	For the Year Ended December 31,
	2025		2024
GAAP net income	$31,111		$30,278
Adjustments:
Stock-based compensation -
Selling, general and administrative (1)	4,283		5,566
Research and development (2)	2,661		2,679
Non-GAAP adjusted net income	$38,055		$38,523

GAAP net income per share—basic	$0.62		$0.62
Adjustment to net income (as detailed above)	0.14		0.17
Non-GAAP adjusted basic net income per share	$0.76	(3)	$0.79	(3)

GAAP net income per share—diluted	$0.61		$0.62
Adjustment to net income (as detailed above)	0.14		0.16
Non-GAAP adjusted diluted net income per share	$0.75	(4)	$0.78	(4)

(1) To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.
(3) Non-GAAP adjusted basic net income per share was calculated based on 50,011,485 and 48,648,701 weighted-average shares of common stock outstanding for the years ended December 31, 2025 and 2024, respectively.
(4) Non-GAAP adjusted diluted net income per share was calculated based on 50,653,283 and 49,100,433 weighted-average shares of common stock outstanding for the years ended December 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of and for the years ended December 31, 2025 and 2024 and is intended to supplement the more detailed discussion that follows:

	As of	As of
Liquidity and capital resources (in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$29,635	$69,219
Marketable securities	$67,893	$31,746
Working capital	$81,433	$51,547
Current portion of long-term debt	$22,523	$45,329
Long-term debt	$—	$21,719
Stockholders’ equity	$130,340	$92,125

The following table summarizes our cash flows (uses) for the years ended December 31, 2025 and 2024

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Cash provided by (used in):
Operating activities	$41,802	$38,918
Investing activities	(36,188)	(20,438)
Financing activities	(45,198)	(33,846)
Net decrease in cash, cash equivalents and restricted cash	$(39,584)	$(15,366)

Operating Activities

We recorded net income of approximately $31.1 million and $30.3 million for the years ended December 31, 2025 and 2024, respectively. We recorded cash flows from operating activities of approximately $41.8 million for the year ended December 31, 2025 and recorded cash flows from operating activities of approximately $38.9 million for the year ended December 31, 2024.

Net cash provided by operating activities for the year ended December 31, 2025 was $41.8 million which consisted of net income of $31.1 million, adjusted for non-cash items of approximately $20.6 million, including stock-based compensation of $6.9 million, depreciation and amortization of $10.9 million, deferred income taxes of $3.2 million and recovery of credit loss of $0.4 million. Total changes in cash flows from operations were due to a change in working capital related primarily to an increase in accrued expenses of approximately $13.2 million, a decrease in inventory of approximately $3.2 million, offset by an increase in accounts receivable of $21.3 million, a decrease in post-marketing commitment liability of $2.4 million and a decrease in operating lease assets and liabilities, net of $1.8 million.

Net cash provided by operating activities for the year ended December 31, 2024 was $38.9 million which consisted of net income of $30.3 million, adjusted for non-cash items of approximately $12.1 million, including stock-based compensation of $8.2 million, depreciation and amortization of $11.5 million and recovery of credit loss of $0.5 million. Total changes in cash flows from operations were due to a change in working capital related primarily to a decrease in accrued expenses of approximately $15.8 million, an increase in inventory of approximately $1.6 million (increase in inventory purchases), offset by a decrease in accounts receivable of $16.3 million, primarily related to collection of royalties receivable.

Investing Activities

During the year ended December 31, 2025, cash used in investing activities was approximately $36.2 million. Cash used in investing activities was primarily due to the purchase of available-for-sale securities of approximately $108.1 million, partially offset by the maturities of available-for-sale securities of approximately $72.0 million.

During the year ended December 31, 2024, cash used in investing activities was approximately $20.4 million. Cash used in investing activities was primarily due to the purchase of available-for-sale securities of approximately $76.2 million, partially offset by the maturities of available-for-sale securities of approximately $55.8 million.

Financing Activities

Cash used in financing activities for the year ended December 31, 2025 was approximately $45.2 million. Of this amount, $44.4 million related to the payment of principal, as well as exit fees of approximately $0.9 million, on our debt with Athyrium, partially offset by approximately $0.1 million of proceeds from employee stock options exercised.

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

Following the effectiveness of the Third Amendment, the Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) the lesser of (i) the sum of (x) three-month term SOFR for an interest period of three months plus (y) 0.26161% (26.161 basis points) and (ii) three and one-half of one percent (3.50%) per annum. Interest is payable quarterly on the last business day of March, June, September and December each year. In the second quarter of 2024, we began paying the principal payments required to be made quarterly at 11.11% of the original face amount. The remaining balance will be paid at maturity. Each principal payment also includes a 2.0% exit payment. Each quarterly principal payment approximates $11.1 million, and each quarterly exit fee payment approximates $0.2 million. As of December 31, 2025, the effective interest rate for the loan was 12.99%.

As of December 31, 2025, we may prepay the outstanding principal balance of the notes, in whole or in part, without premium or penalty.

The Athyrium Notes include affirmative and negative covenants applicable to us. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, and satisfy certain requirements regarding deposit accounts. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions. We are also required to maintain minimum cash balances and achieve certain minimum product revenue targets, measured as of the last day of each fiscal quarter on a trailing year-to-date basis. As of December 31, 2025, we were in compliance with such covenants.

As of December 31, 2025, the principal balance outstanding under the Athyrium Notes was $22.5 million, representing all of our debt.

Current and Future Financing Needs

We did not receive or record any product revenue until the third quarter of 2017. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our R&D efforts and our commercialization efforts.

We may choose to begin new R&D efforts, launch additional marketing efforts or pursue other in-licensing opportunities. These efforts will require funding in addition to the cash and cash equivalents totaling approximately $29.6 million and approximately $67.9 million in marketable securities available at December 31, 2025. While our consolidated financial statements have been prepared on a going concern basis, we may incur significant losses in the future and will need to generate significant revenue to sustain operations and successfully commercialize neratinib and develop alisertib. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Our ability to obtain funding may be adversely impacted by uncertain market conditions, our success in commercializing neratinib, our success in developing alisertib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. We believe that our existing cash and cash equivalents and marketable securities as of December 31, 2025, and proceeds that will become available to us through product sales and sub-license payments are sufficient to satisfy our operating cash and capital needs for at least one year after the filing of this Annual Report.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. Our contractual obligations result from leases for office space and office equipment and the principal and interest owed under our Note Purchase Agreement. We also have unrecognized tax benefits that, if recognized, would affect the effective tax rate at December 31, 2025. We do not have tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefit will significantly increase or decrease within 12 months of the reporting date. Additionally, the expected timing of payment of the obligations presented below is estimated based on current information.

The following table represents our contractual obligations as of December 31, 2025, aggregated by type (in thousands):

Contractual Obligations	Total		Less than 1 year		1 - 3 years		3 - 5 years
Operating Lease Obligations	8,126		1,913		3,878		2,335
Long Term Debt Obligations (principal and interest)	23,719		23,719		—		—
Total	31,845	-	25,632	-	3,878	-	2,335

We also engage with CROs and contract manufacturing organizations (“CMOs”) in addition to engaging in contracts for the management of our ongoing clinical trials and pre-commercialization efforts. We may cancel these agreements with a 30 to 45 day written notice to the outside vendor. We would be obligated to pay for services rendered up to that point, which amounts to total contractual obligations of $54.9 million within the next twelve months. The contracts also contain variable costs that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary, and therefore, are not included in the total obligations amount. The remaining milestone amounts were not included in the table above as the timing of when or if these payments will be made is uncertain. As of December 31, 2025, our obligations for potential milestone payments totaled approximately $15.7 million. This amount will be paid by us if all milestones are reached and would reduce the overall contractual obligation if one or more milestone is never reached.

In regard to our contractual obligations in relation to the Pfizer in-license agreement, as consideration for the license, we are required to make substantial payments upon the achievement of certain milestones totaling approximately $187.5 million if all such milestones are achieved, of which $102.5 million have been achieved as of December 31, 2025. The remaining milestone amounts were not included in the table above as the timing of when or if these payments will be made is uncertain. In connection with the FDA approval of NERLYNX in July 2017, we triggered a one-time milestone payment pursuant to the agreement. In June 2020, we entered into a letter agreement with Pfizer relating to the method of payment associated with a milestone payment under our license agreement with Pfizer (see Note 13–Commitments and Contingencies in the accompanying notes to the financial statements). In addition, we reached a commercial milestone by achieving aggregate worldwide net sales of $250.0 million in calendar year 2022, resulting in a payable to Pfizer of $12.5 million. The commercial milestone payable was paid in February 2023. Should we commercialize any more of the compounds licensed from Pfizer or any products containing any of these compounds, we will be obligated to pay to Pfizer annual royalties at a fixed rate in the low to mid-teens of net sales of all such products, subject to certain reductions and offsets in some circumstances. Our royalty obligation continues, on a product-by-product and country-by-country basis, until the later of (i) the last to expire licensed patent covering the applicable licensed product in such country, or (ii) the earlier of generic competition for such licensed product reaching a certain level in such country or expiration of a certain time period after first commercial sale of such licensed product in such country. In the event that we sublicense the rights granted to us under the license agreement with Pfizer to a third party, the same milestone and royalty payments are required. We can terminate the license agreement at will, or for safety concerns, in each case upon specified advance notice.

In regard to our contractual obligations with Takeda, as consideration for the license, we are required to make substantial payments upon the achievement of certain milestones totaling $287.3 million if all such milestones are achieved. As of December 31, 2025, no milestones had been achieved.

See Note 12–Income Taxes and Note 13–Commitments and Contingencies in the accompanying notes to the financial statements for a summary of our uncertain tax positions and contracts held by us as of December 31, 2025. As of December 31, 2025, the amount of unrecognized tax benefit was $3.4 million, and is also not included in the table above as the timing of when or if these payments will be made is uncertain.

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

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which we determined a significant reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2025 and, therefore, the transaction price was not reduced further during the year ended December 31, 2025. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Accounting Pronouncements Adopted During the Current Year

ASU 2023-09, Improvements to Income Tax Disclosures

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 amends ASC 740, Income Taxes to expand income tax disclosures and requires that the Company disclose (i) the income tax rate reconciliation using both percentages and reporting currency amounts; (ii) specific categories within the income tax rate reconciliation; (iii) additional information for reconciling items that meet a quantitative threshold; (iv) the composition of state and local income taxes by jurisdiction; and (v) the amount of income taxes paid disaggregated by jurisdiction. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. Accordingly, the expanded disclosures are provided for the year ended December 31, 2025, while prior period disclosures have not been retroactively adjusted and continue to be presented under the previous disclosure requirements. As this update only impacts disclosures, its adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. See Note 12 Income Taxes for additional information.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures: The ASU requires more detailed information about specified categories of expenses included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (i) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (ii) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invest our excess cash primarily in cash equivalents such as money market investments as of December 31, 2025. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of borrowings outstanding under the Athyrium Notes. As of December 31, 2025, the aggregate outstanding principal amounts of the Athyrium Notes was $22.5 million. The Athyrium Notes bear interest at a rate per annum equal to the sum of 8.00% plus the adjusted three-month term SOFR and the lesser of (a) the sum of (i) three-month term SOFR and (ii) 0.26161% (26.161 basis points) and (b) three and one-half of one percent (3.50%) per annum. If overall interest rates had increased by one hundred basis points during the year ended December 31, 2025, our interest expense would have increased by $0.2 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)) as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework - 2013 (COSO 2013 framework). Based on this evaluation, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025.

ITEM 9B.	OTHER INFORMATION

During the three months ended  December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted an insider trading and compliance policy applicable to our directors, officers and employees, that we believe is reasonably designed to promote compliance with insider trading laws and regulations and the NASDAQ stock exchange listing standards. A copy of our policy is included with this Annual Report on Form 10-K as Exhibit 19.1.

The other information required by this Item will be included in our 2026 Proxy Statement, which will be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after December 31, 2025, and is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our 2026 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our 2026 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our 2026 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our 2026 Proxy Statement, which will be filed with the SEC, and is incorporated by reference herein.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.

Consolidated Financial Statement Schedules

(a) Documents Filed as Part of Report

(1) Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm	F-2
•	Consolidated Balance Sheets at December 31, 2025 and 2024	F-4
•	Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023	F-5
•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023	F-6
•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023	F-7
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023	F-8
•	Notes to Consolidated Financial Statements	F-9

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

3.4	Fifth Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2025 and incorporated herein by reference)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 1, 2012 and incorporated herein by reference)

4.2#

Warrant to Purchase Shares of Common Stock of Puma Biotechnology, Inc., dated October 4, 2011, issued to Alan H. Auerbach (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011 and incorporated herein by reference)

4.2(a)#	Amendment to Warrant to Purchase Shares of Common Stock of Puma Biotechnology, Inc., dated April 1, 2021, by and between the Company and Alan H. Auerbach (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021 and incorporated herein by reference)

4.3+	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

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

10.2(n)#	Form of Restricted Stock Unit Award Agreement, issued pursuant to the 2017 Employment Inducement Award Plan (filed as Exhibit 10.2(n) to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025 and incorporated herein by reference)

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

10.3(f)	Fifth Amendment to Office Lease, dated as of October 27, 2017, by and between the Company and DE PARK AVENUE 10880, LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2025 and incorporated herein by reference)

10.3(g)	Sixth Amendment to Office Lease, dated as of July 23, 2025, by and between the Company and DE PARK AVENUE 10880, LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2025 and incorporated herein by reference)

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

10.6#	Form of Indemnification Agreement (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 15, 2012 and incorporated herein by reference)

10.7(a)#+	Amended Non-Employee Director Compensation Program, effective April 1, 2026

10.7(b)#	Amended Non-Employee Director Compensation Program, dated April 27, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed with the SEC on May 5, 2022 and incorporated herein by reference)

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

10.15(d)**	Amendment No. 3 to the License Agreement, dated February 24, 2021, by and between the Company and Pierre Fabre Medicament SAS (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021 and incorporated herein by reference)

10.16(a)**	Note Purchase Agreement, dated July 23, 2021, by and between the Company and Athyrium Opportunities IV Co-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2021 and incorporated herein by reference)

10.16(b)**	First Amendment to Note Purchase Agreement, dated February 8, 2022, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.18(b) to the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2022 and incorporated herein by reference)

10.16(c)	Second Amendment to Note Purchase Agreement, dated May 18, 2022, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.17(c) to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2023 and incorporated herein by reference)

10.16(d)	Third Amendment to Note Purchase Agreement, dated September 16, 2022, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022 and incorporated herein by reference)

10.16(e)**	Fourth Amendment to Note Purchase Agreement, dated November 29, 2022, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.17(e) to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2023 and incorporated herein by reference)

10.16(f)	Limited Waiver and Fifth Amendment to Note Purchase Agreement, dated July 7, 2023, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2023, and incorporated herein by reference)

10.16(g)	Sixth Amendment to Note Purchase Agreement, dated September 8, 2023, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2023, and incorporated herein by reference)

10.16(h)	Seventh Amendment to Note Purchase Agreement and Third Amendment to Disclosure Letter, dated April 12, 2024, by and between the Company and Athyrium Opportunities IV CO-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2024, and incorporated herein by reference)

10.16(i)	Eighth Amendment to Note Purchase Agreement and Fourth Amendment to Disclosure Letter, dated October 6, 2025, by and between the Company and Athyrium Opportunities IV Co-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2025, and incorporated herein by reference)

10.17	Open Market Sale AgreementSM, dated November 4, 2021, by and between the Company and Jeffries LLC (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2021 and incorporated herein by reference)

10.18**	Exclusive License Agreement, dated September 16, 2022, by and between the Company and Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022 and incorporated herein by reference)

19.1	Insider Trading and Compliance Policy

21.1+	Subsidiary

23.1+	Consent of KPMG LLP

24.1+	Power of Attorney (included on signature page)

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Puma Biotechnology, Inc. Policy for Recovery of Erroneously Awarded Compensation (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024 and incorporated herein by reference)

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Linkbase Document

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Filed herewith

++	Furnished herewith

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2026.

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

Signature	Date

/s/ Alan H. Auerbach	February 26, 2026
Alan H. Auerbach
(Principal Executive Officer)

/s/ Maximo Nougues	February 26, 2026
Maximo Nougues
(Principal Financial Officer and Principal Accounting Officer)

/s/ Alessandra Cesano	February 26, 2026
Alessandra Cesano

/s/ Allison Dorval	February 26, 2026
Allison Dorval

/s/ Michael P. Miller	February 26, 2026
Michael P. Miller

/s/ Jay M. Moyes	February 26, 2026
Jay M. Moyes

/s/ Adrian M. Senderowicz	February 26, 2026
Adrian M. Senderowicz

/s/ Brian M. Stuglik	February 26, 2026
Brian M. Stuglik

/s/ Troy E. Wilson	February 26, 2026
Troy E. Wilson

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Puma Biotechnology, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Puma Biotechnology, Inc. and subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Estimate of certain variable consideration related to product revenue, net

As discussed in Note 2 to the consolidated financial statements, the Company recognizes product revenue, net that includes estimates of variable consideration. For the year ended December 31, 2025, the Company recorded product revenue, net of $204.1 million. The components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives. These estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method in Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The range of possible outcomes is driven by relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns.

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

Los Angeles, California
February 26, 2026

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$29,635	$69,219
Marketable securities	67,893	31,746
Accounts receivable, net of allowance for credit loss of $0 and $362	53,654	32,011
Inventory	5,515	8,724
Prepaid expenses, current	3,642	5,867
Restricted cash, current	2,091	—
Other assets, current	256	91
Total current assets	162,686	147,658
Lease right-of-use assets, net	5,373	4,579
Property and equipment, net	187	515
Intangible assets, net	41,392	51,131
Restricted cash, long-term	—	2,091
Deferred tax assets	3,830	7,075
Prepaid expenses and other, long-term	2,834	284
Total assets	$216,302	$213,333
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,056	$5,509
Accrued expenses, current	50,031	36,898
Lease liabilities, current	1,314	5,540
Post-marketing commitment liability	2,187	2,835
Current portion of long-term debt	22,523	45,329
Other liabilities, current	142	—
Total current liabilities	81,253	96,111
Lease liabilities, long-term	4,709	1,494
Post-marketing commitment liability, long-term	—	1,763
Long-term debt, net	—	21,719
Other liabilities, long-term	—	121
Total liabilities	85,962	121,208
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 50,408,023 shares issued and outstanding at December 31, 2025 and 49,105,834 issued and outstanding at December 31, 2024	5	5
Additional paid-in capital	1,414,074	1,407,000
Accumulated other comprehensive income	36	6
Accumulated deficit	(1,283,775)	(1,314,886)
Total stockholders’ equity	130,340	92,125
Total liabilities and stockholders’ equity	$216,302	$213,333

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2025	2024	2023
Revenues:
Product revenue, net	$204,074	$195,186	$203,107
Royalty revenue	24,297	35,282	32,530
Total revenue	228,371	230,468	235,637
Operating costs and expenses:
Cost of sales	58,157	64,404	62,682
Selling, general and administrative	70,847	80,163	89,933
Research and development	62,068	54,935	50,382
Total operating costs and expenses	191,072	199,502	202,997
Income from operations	37,299	30,966	32,640
Other income (expenses):
Interest income	4,078	4,724	2,605
Interest expense	(6,622)	(12,452)	(13,330)
Other income	1,027	862	759
Total other expenses, net	(1,517)	(6,866)	(9,966)
Net income before income taxes	$35,782	$24,100	$22,674
Current income tax (expense)	(1,426)	(897)	(1,083)
Deferred income tax (expense) benefit	(3,245)	7,075	—
Net income	$31,111	$30,278	$21,591
Net income per share of common stock—basic	$0.62	$0.62	$0.46
Net income per share of common stock—diluted	$0.61	$0.62	$0.45
Weighted-average shares of common stock outstanding—basic	50,011,485	48,648,701	47,134,331
Weighted-average shares of common stock outstanding—diluted	50,653,283	49,100,433	47,550,852

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Net income	$31,111	$30,278	21,591
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax of $0	30	10	(4)
Comprehensive income	$31,141	$30,288	$21,587

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

`				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2022	46,345,660	$5	$1,388,358	$—	$(1,366,755)	$21,608
Stock-based compensation	—	—	10,247	—	—	10,247
Shares issued or restricted stock units vested under employee stock plans	1,301,127	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(4)	—	(4)
Net income	—	—	—	—	21,591	21,591
Balance at December 31, 2023	47,646,787	$5	$1,398,605	$(4)	$(1,345,164)	$53,442
Stock-based compensation	—	—	8,245	—	—	8,245
Shares issued or restricted stock units vested under employee stock plans	1,459,047	—	150	—	—	150
Unrealized gain on available-for-sale securities	—	—	—	10	—	10
Net income	—	—	—	—	30,278	30,278
Balance at December 31, 2024	49,105,834	$5	$1,407,000	$6	$(1,314,886)	$92,125
Stock-based compensation	—	—	6,944	—	—	6,944
Shares issued or restricted stock units vested under employee stock plans	1,302,189	—	130	—	—	130
Unrealized gain on available-for-sale securities	—	—	—	30	—	30
Net income	—	—	—	—	31,111	31,111
Balance at December 31, 2025	50,408,023	$5	$1,414,074	$36	$(1,283,775)	$130,340

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$31,111	$30,278	$21,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,938	11,524	11,519
Stock-based compensation	6,944	8,245	10,247
Deferred income taxes	3,245	(7,075)	—
Provision for credit loss recovery	(362)	(519)	881
Loss on disposal of property and equipment	4	—	—
Loss on impairment of asset	—	—	625
Changes in operating assets and liabilities:
Accounts receivable, net	(21,281)	16,345	(8,368)
Inventory, net	3,209	(1,644)	(2,554)
Prepaid expenses and other	(325)	1,000	820
Other current assets	(165)	821	1,517
Accounts payable	(453)	(1,380)	449
Operating lease assets and liabilities, net	(1,805)	(1,587)	(1,195)
Accrued expenses and other	13,154	(15,823)	(7,583)
Post-marketing commitment liability	(2,412)	(1,267)	(940)
Net cash provided by operating activities	41,802	38,918	27,009
Investing activities:
Purchase of property and equipment	(71)	(56)	(140)
Purchase of available-for-sale securities	(108,141)	(76,230)	(23,813)
Maturity of available-for-sale securities	72,024	55,848	17,328
Purchase of intangible assets	—	—	(12,500)
Net cash used in investing activities	(36,188)	(20,438)	(19,125)
Financing activities:
Net proceeds from shares issued under employee stock plans	130	150	—
Payment of debt	(44,440)	(33,330)	—
Payment of exit costs	(888)	(666)	—
Net cash used in financing activities	(45,198)	(33,846)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(39,584)	(15,366)	7,884
Cash, cash equivalents and restricted cash, beginning of period	71,310	86,676	78,792
Cash, cash equivalents and restricted cash, end of period	31,726	71,310	86,676

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases in accounts payable	$5	$—	$26
Supplemental disclosure of cash flow information:
Interest paid	$5,818	$10,769	$11,628
Income taxes paid	$1,524	$1,218	$737

See Accompanying Notes to the Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation

Puma Biotechnology, Inc., (the “Company”) is a biopharmaceutical company based in Los Angeles, California that develops and commercializes innovative products to enhance cancer care and improve treatment outcomes for patients. The Company is currently commercializing NERLYNX®, an oral version of neratinib (“NERLYNX”), for the treatment of HER2-positive breast cancer. Additionally, the Company in-licensed, and is responsible for global development and commercialization of, alisertib. Alisertib is a selective, small molecule inhibitor of Aurora Kinase A that is designed to disrupt mitosis leading to apoptosis of rapidly proliferating tumor cells dependent on Aurora Kinase. The Company believes alisertib has potential application in the treatment of a range of different cancer types, including hormone receptor-positive breast cancer, triple negative breast cancer and small cell lung cancer.

The Company has one subsidiary, Puma Biotechnology, B.V., a Netherlands company. This subsidiary was established for the purpose of legal representation in the European Union (“EU”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements of the Company and its subsidiary have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).

The Company has incurred significant operating losses since its inception. While the Company has previously reported net income, the Company cannot assure that it will continue to do so and will need to continue to generate significant revenue to sustain operations and successfully commercialize neratinib. In 2017, the Company received U.S. Food and Drug Administration (“FDA”) approval for its first product, NERLYNX® (neratinib), formerly known as PB272 (neratinib, oral), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. Following FDA approval in July 2017, NERLYNX became available by prescription in the United States, and the Company commenced commercialization.

In February 2020, NERLYNX was also approved by the FDA in combination with capecitabine for the treatment of adult patients with advanced or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens in the metastatic setting.

In 2018, the European Commission (“EC”) granted marketing authorization for NERLYNX in the EU for the extended adjuvant treatment of adult patients with early stage hormone receptor-positive HER2-overexpressed/amplified breast cancer and who are less than one year from the completion of prior adjuvant trastuzumab-based therapy.

The Company is required to make substantial payments to Pfizer upon the achievement of certain milestones and has contractual obligations for clinical trial contracts.

The Company has entered into other exclusive sub-license agreements with various parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved, in many regions outside the United States, including Europe (excluding Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, Russia and various countries and territories in Central America, South America, Africa and the Middle East. The Company plans to continue to pursue commercialization of NERLYNX in other countries outside the United States, if approved.

In September 2022, the Company entered into an exclusive license agreement with a subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of Aurora Kinase A. Alisertib is an adenosine triphosphate–competitive and reversible inhibitor of Aurora Kinase A and results in disruption of mitosis leading to apoptosis of rapidly proliferating tumor cells that are dependent on Aurora Kinase A. Alisertib has been tested in clinical trials in patients with metastatic cancers including breast cancer, small cell lung cancer, head and neck cancer, ovarian cancer, peripheral T cell lymphoma and acute myeloid leukemia. Under the terms of the exclusive license agreement, the Company assumed sole responsibility for the global development and commercialization of alisertib. The Company paid Takeda an upfront license fee of $7.0 million in October 2022 and Takeda is eligible to receive potential future milestone payments of up to $287.3 million upon the Company’s achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. As of December 31, 2025, no milestones had been accrued as the underlying contingencies were not probable or estimable.

The Company has reported net income of approximately $31.1 million and cash provided by operations of approximately $41.8 million for the year ended December 31, 2025. The Company’s commercialization, research and development or marketing efforts may require funding in addition to the cash and cash equivalents and marketable securities totaling approximately $97.5 million at December 31, 2025. The Company believes that its existing cash and cash equivalents and marketable securities as of December 31, 2025 and proceeds that will become available to the Company through product sales and sub-license payments are sufficient to satisfy its operating cash needs, including amounts due under the Company's Note Purchase Agreement with Athyrium, Opportunities IV Co-Invest 1 LP (“Athyrium”) (see Note 9—Debt), for at least one year after the filing of the Annual Report on Form 10-K in which these financial statements are included. The Company continues to remain dependent, in part, on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib in the United States. While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future. The Company’s ability to obtain funding may be adversely impacted by uncertain market and economic conditions, including the Company’s success in commercializing neratinib and unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. Additionally, the terms of the Company’s Note Purchase Agreement place restrictions on the Company’s ability to operate the business and on the Company’s financial flexibility, and the Company may be unable to achieve the revenue necessary to satisfy the minimum revenue and cash balance covenants as specified in the agreement.

Since its inception through December 31, 2025, the Company’s financing has primarily been proceeds from product, royalty, and license revenue, public offerings of its common stock, private equity placements, and various debt instruments.

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

Segment Reporting

Management has determined that the Company operates in one reporting segment, which is the development and commercialization of innovative products to enhance cancer care. The Company derives its global product, license and royalty revenue through the sales of NERLYNX®. The majority of our royalty revenue is derived from our sub-licensee sales into China. The accounting policies of this operating segment are the same as those described below in Note 2–Significant Accounting Policies.

The Company's Chief Operating Decision Maker (“CODM”) is its President, Chief Executive Officer and Chairman of the Board, Alan H. Auerbach. The CODM primarily uses our Consolidated Statement of Operations and related revenues, expenses and net income in evaluating the performance of the single operating segment and determining how to allocate resources of the Company as a whole, including its sales force and related marketing, research and development programs, including alisertib, and licensing strategy. Consolidated revenue, expenses and net income are also used to monitor budget versus actual results.

In addition to the significant expense categories included within consolidated net income presented on the Company's Consolidated Statements of Operations, see below for disaggregated amounts that comprise operating expenses:

	For the Year Ended December 31,
	2025	2024	2023
Cost of sales	$58,157	$64,404	$62,682
General and administrative	25,553	36,749	37,892
Commercialization	41,010	37,849	45,132
Research and development:
Clinical research and development	31,754	24,715	17,784
Medical affairs	5,494	4,605	6,751
Other research and development (1)	22,160	22,935	22,508
Operating costs and expenses	184,128	191,257	192,750
Stock based compensation	6,944	8,245	10,247
Total operating costs and expenses	$191,072	$199,502	$202,997

(1) Other research and development expense includes regulatory affairs, pharmacovigilance, quality assurance, chemical manufacturing and other costs.

Use of Estimates

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the balance sheet, and reported amounts of revenues and expenses for the period presented. Accordingly, actual results could differ from those estimates.

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

Reclassifications

Certain prior year amounts in the Consolidated Statements of Cash Flows have been reclassified to correct an error in the prior year's presentation. Specifically, for the year ended December 31, 2024, a change in deferred tax assets of $7.1 million was previously classified within "Changes in operating assets and liabilities." This amount has been reclassified to non-cash items within the operating activities section of the Consolidated Statements of Cash Flows. This reclassification had no impact on the total net cash provided by (used in) operating activities, net income, or the Consolidated Balance Sheets for any period presented.

Net Income per Share of Common Stock

Basic net income per share of common stock is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented, as required by Accounting Standard Codification ("ASC 260"), Earnings per Share. For purposes of calculating diluted net income per share of common stock, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents, such as stock options, restricted stock units (“RSUs”) and warrants. A common stock equivalent is not included in the denominator when calculating diluted earnings per common share if the effect of such common stock equivalent would be anti-dilutive.

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

	For the Year Ended
	December 31,
	2025	2024
Options outstanding	3,504,811	3,533,693
Warrant outstanding	2,116,250	2,116,250
Unvested restricted stock units	110,902	734,236
Totals	5,731,963	6,384,179

Revenue Recognition

Under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) the Company recognizes revenue when its customer obtains control of the promised goods or services in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods or services. The Company had no contracts with customers until the FDA approved NERLYNX on July 17, 2017. Subsequent to receiving FDA approval, the Company entered into a limited number of arrangements with specialty pharmacies and specialty distributors in the United States to distribute NERLYNX. These arrangements are the Company’s initial contracts with customers. The Company has determined that these sales channels with customers are similar.

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

If taxes relating to product sales should be collected from customers and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the year ended December 31, 2025.

For the year ended December 31, 2025, five customers individually comprised approximately 27.3%, 17.0%, 16.4%, 13.1% and 10.6%, respectively, of the Company’s total product revenue. For the year ended December 31, 2024, four customers individually comprised approximately 28.4%, 18.8%, 14.1% and 12.3%, respectively, of the Company’s total product revenue. For the year ended December 31, 2023, four customers individually comprised approximately 31.4%, 17.2%, 15.2% and 11.9%, respectively, of the Company’s total product revenue.

Reserves for Variable Consideration

Revenue from product sales is recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its customers, payors, and other indirect customers relating to the Company’s sale of its products. These reserves, as detailed below, are based on the related sales, and are classified as reductions of accounts receivable, net when the right of offset exists in accordance with Accounting Standards Update ("ASU”) 2013-1, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, or as a current liability. These estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method in ASC 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not likely occur in a future period for the estimates detailed below as of December 31, 2025 and, therefore, the transaction price was not reduced further during the year ended December 31, 2025. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

License fees under the sub-license agreements include one-time upfront payments when each sub-license agreement was executed and potential additional one-time milestone payments due to the Company upon successful completion of certain performance obligations, such as achieving regulatory approvals or sales target thresholds, and potential double-digit royalties on sales of the licensed product, calculated as a percentage of net sales of the licensed product throughout each sub-licensee’s respective territory. As of December 31, 2025, the total potential milestone payments that would be due to the Company upon achievement of all respective performance obligations under the sub-license agreements is approximately $579.8 million. At this time, the Company cannot estimate if or when these milestone-related performance obligations might be achieved.

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

Stock-Based Compensation

Stock Option Awards

ASC Topic 718, Compensation-Stock Compensation (“ASC 718”) requires the fair value of all share-based payments to employees and non-employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. Under ASC 718, employee and non-employee option grants are generally valued at the grant date and those valuations do not change once they have been established. The fair value of each option award is estimated on the grant date using the Black-Scholes Option Pricing Method. The Company’s estimate of expected volatility is based on its average volatility using its expected life, or approximately the last six years of publicly traded history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. Option forfeitures are estimated when the option is granted to reduce the option expense to be recognized over the life of the award. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools, actual forfeiture experience and other factors. The option expense is adjusted upon the actual forfeiture of a stock option grant and the Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Due to its limited history of stock option exercises, the Company uses the simplified method to determine the expected life of the option grants. Compensation expense related to modified stock options is measured based on the fair value for the awards as of the modification date. Any incremental compensation expense arising from the excess of the fair value of the awards on the modification date compared to the fair value of the awards immediately before the modification date is recognized at the modification date or ratably over the requisite service period, as appropriate.

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

Warrants

Warrants (see Note 10–Stockholders’ Equity for further details) granted to employees and non-employees are normally valued at the fair value of the instrument on the grant date and are recognized in the statement of operations over the requisite service period. When the requisite service period precedes the grant date and a market condition exists in the warrant, the Company values the warrant using the Monte Carlo Simulation Method. When the terms of the warrant become fixed, the Company values the warrant using the Black-Scholes Option Pricing Method. The Company’s estimate of expected volatility is based on its average volatility using its past nine years of publicly traded history. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant valuation. In determining the value of the warrant until the terms are fixed, the Company factors in the probability of the market condition occurring and several possible scenarios. When the requisite service period precedes the grant date and is deemed to be complete, the Company records the fair value of the warrant at the time of issuance as an equity stock-based compensation transaction. The grant date is determined when all pertinent information, such as exercise price and quantity are known.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2025, the Company’s uncertain tax positions include a reserve for its Research and Development credits.

On July 4, 2025, the “One Big Beautiful Bill” was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. As of the date of these financial statements, the Company has evaluated the impact of the changes to Section 174 – Amortization of research and experimental expenditures on the valuation allowance release. The Company intends to deduct the capitalized costs over two years. This deduction reduces the amount of net operating losses being utilized but results in a net zero change to the deferred tax asset balance. In 2025, we released a portion of our valuation allowance related to our deferred tax assets in the amount of $3.8 million, which reduced our net income for the year.

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

Restricted Cash

Restricted cash represents cash held at financial institutions that is pledged as collateral for stand-by letters of credit for office leases. The lease related letters of credit will lapse at the end of the respective lease terms through 2026. At December 31, 2025 and 2024, the Company had restricted cash in the amount of $2.1 million.

Investment Securities

The Company classifies all investment securities (short-term and long-term) as available-for-sale, as the sale of such securities may be required prior to maturity to implement management’s strategies. These securities are carried at fair value, with the unrealized gains and losses, reported as a component of accumulated other comprehensive income in stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. In accordance with ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, credit losses on available-for-sale securities are reported using an expected loss model and recorded to an allowance. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned.

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

Following are the major categories of assets measured at fair value on a recurring basis as of December 31, 2025 and 2024, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

December 31, 2025	Level 1	Level 2	Level 3	Total
Cash equivalents	$5,060	$18,710	$—	$23,770
U.S. Government securities	27,903	14,873	—	42,776
Corporate Bonds	—	6,865	—	6,865
Commercial paper	—	18,252	—	18,252
	$32,963	$58,700	$—	$91,663

December 31, 2024	Level 1	Level 2	Level 3	Total
Cash equivalents	$16,996	$38,102	$—	$55,098
U.S. Government securities	17,568	8,617	—	26,185
Commercial paper	—	5,561	—	5,561
Totals	$34,564	$52,280	$—	$86,844

The Company’s investments in commercial paper and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of identical and similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
December 31, 2025	(in years)	Cost	Gains	Losses	Fair Value
Cash equivalents		$23,772	$—	$(2)	$23,770
U.S. Government securities	Less than 1	42,739	37	—	42,776
Corporate Bonds	Less than 1	6,866	1	(2)	6,865
Commercial paper	Less than 1	18,250	3	(1)	$18,252
Totals		$91,627	$41	$(5)	$91,663

	Maturity	Amortized	Unrealized		Estimated
December 31, 2024	(in years)	Cost	Gains	Losses	Fair Value
Cash equivalents		$55,096	$4	$(2)	$55,098
U.S. Government securities	Less than 1	26,186	$7	$(8)	26,185
Commercial paper	Less than 1	5,556	5	—	5,561
Totals		$86,838	$16	$(10)	$86,844

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, marketable securities, and accounts receivable, net. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at December 31, 2025, were approximately $36.6 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

The Company sells its products in the United States primarily through specialty pharmacies and specialty distributors. Therefore, wholesale distributors and large pharmacy chains account for a large portion of its accounts receivables, net and product revenues, net. The creditworthiness of its customers is continuously monitored, and the Company has internal policies regarding customer credit limits. The Company estimates an allowance for credit loss primarily based on the creditworthiness of its customers, historical payment patterns, aging of receivable balances and general economic conditions. The Company recorded $0.4 million credit loss recovery in the year ended December 31, 2025, and $0.5 million in the year ended December 31, 2024.

As of December 31, 2025 and 2024, accounts receivable from individual customers with balances due in excess of 10% of total accounts receivable totaled $38.9 million and $22.9 million, respectively.

The Company’s success depends on its ability to successfully commercialize NERLYNX. The Company currently has a single product and limited commercial sales experience, which makes it difficult to evaluate its current business, predict its future prospects and forecast financial performance and growth. The Company has invested a significant portion of its efforts and financial resources in the development and commercialization of its lead product, NERLYNX, and expects NERLYNX to constitute the vast majority of product revenue for the foreseeable future.

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

The Company capitalizes inventory costs associated with the Company’s products after regulatory approval, if any, when, based on management’s judgment, future commercialization is considered probable, and the future economic benefit is expected to be realized. Inventory that can be used in either the production of clinical or commercial product is recorded as research and development expense when selected for use in a clinical trial. Starter kits, provided to patients prior to insurance approval, are expensed by the Company to selling, general and administrative expense as incurred. Of the total inventory amounts noted below, approximately $4.5 million and $1.2 million was located at contract manufacturing organizations in Europe as of December 31, 2025 and 2024, respectively.

The Company’s inventory balances are as follows:

	December 31, 2025	December 31, 2024
Raw materials	$3,212	$7,183
Work-in-process (materials, labor and overhead)	1,343	758
Finished goods (materials, labor and overhead)	960	783
Total inventories	$5,515	$8,724

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

The Company reviews its long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as required by ASC Topic 360, Property, Plant, and Equipment (“ASC 360”). The Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows over the life of the asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would then determine the fair value of the long-lived asset and recognize an impairment loss for the amount in excess of the carrying value. No material impairments were recorded during the years ended December 31, 2025 and 2024.

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

The incremental borrowing rate (“IBR”) represents the rate of interest the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. As the implicit rate on the Company’s leases are not readily determinable, the Company uses its IBR based on the information available at the commencement date in determining the present value of lease payments. The Company’s average IBR for existing leases as of December 31, 2025 was 12.2%.

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

In September 2022, the Company entered into an exclusive license agreement with Takeda to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of Aurora Kinase A. The upfront payment of $7.0 million was expensed as acquired in-process research and development as the drug candidate has not achieved regulatory approval for marketing and has no alternative future use.

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or non-clinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales of the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each asset group to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value. In connection with the FDA approval of NERLYNX in July 2017, the Company triggered a one-time milestone payment pursuant to its license agreement with Pfizer. In June 2020, the Company entered into a letter agreement with Pfizer relating to the method of payment associated with a milestone payment under the Company’s license agreement with Pfizer (see Note 13–Commitments and Contingencies). The Company capitalized the milestone payments as an intangible asset and is amortizing the asset to cost of sales on a straight-line basis over the estimated useful life of the licensed patent through 2030. In addition, the Company reached a commercial milestone by achieving aggregate worldwide net sales of $250 million in calendar year 2022, resulting in a payable to Pfizer of $12.5 million as of December 31, 2022. The Company capitalized this milestone as an intangible asset and accrued in-licensed rights on the accompanying consolidated balance sheets and payment was made in the first quarter of 2023. The Company recorded amortization expense related to its intangible assets of $9.7 million, $9.7 million, and $8.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, estimated future amortization expense related to the Company’s intangible asset was approximately $9.7 million for each year from 2026 through 2029, and $2.4 million for 2030.

Accounting Pronouncements Adopted During the Current Year

ASU 2023-09, Improvements to Income Tax Disclosures

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 amends ASC 740, Income Taxes to expand income tax disclosures and requires that the Company disclose (i) the income tax rate reconciliation using both percentages and reporting currency amounts; (ii) specific categories within the income tax rate reconciliation; (iii) additional information for reconciling items that meet a quantitative threshold; (iv) the composition of state and local income taxes by jurisdiction; and (v) the amount of income taxes paid disaggregated by jurisdiction. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. Accordingly, the expanded disclosures are provided for the year ended December 31, 2025, while prior period disclosures have not been retroactively adjusted and continue to be presented under the previous disclosure requirements. As this update only impacts disclosures, its adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. See Note 12 Income Taxes for additional information.

Recently Issued Accounting Standards

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

Note 3—Accounts Receivable, Net

Accounts receivable, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Trade accounts receivable	$38,146	$26,362
Royalty revenue receivable	15,508	6,011
Total accounts receivable	$53,654	$32,373

Allowance for credit losses	—	(362)
Total accounts receivable, net	$53,654	$32,011

Trade accounts receivable consist entirely of amounts owed from the Company’s customers related to product sales. Royalty revenue receivable represents amounts owed related to royalty revenue recognized based on the Company’s sub-licensees’ sales in their respective territories in the years ended December 31, 2025 and 2024.

For all accounts receivable, the Company recognizes credit losses based on lifetime expected losses to selling and general administrative expense in the consolidated statements of operations. In determining estimated credit losses, the Company evaluates its historical loss rates, current economic conditions and reasonable and supportable forecasts of future economic conditions. The Company recorded a recovery to the provision for credit loss recovery of $0.4 million in the year ended December 31, 2025. The Company recorded $0.5 million recovery to the provision for credit loss recovery in the year ended December 31, 2024 and a $0.9 million credit loss expense in the year ended December 31, 2023.

Note 4—Prepaid Expenses and Other

Prepaid expenses and other consisted of the following at December 31 (in thousands):

	December 31, 2025	December 31, 2024
Current:
CRO services	$37	$81
Other clinical development	324	347
Insurance	1,128	1,078
Professional fees	381	731
Prepaid Taxes	117	21
Other	1,655	3,609
	3,642	5,867
Long-term:
CRO services	52	52
Insurance	8	11
Other clinical development	101	102
Other	2,673	119
	2,834	284
Totals	$6,476	$6,151

Other current prepaid amounts consist primarily of deposits, signing bonuses, licenses, subscriptions and software. Other long-term prepaid amounts consist primarily of funding for commercial copay support programs.

Note 5—Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	December 31, 2025	December 31, 2024
Leasehold improvements	$2,549	$3,779
Computer equipment	761	2,150
Telephone equipment	—	95
Furniture and fixtures	1,475	2,359
Total property and equipment	4,785	8,383
Less: accumulated depreciation	(4,598)	(7,868)
Property and equipment, net	$187	$515

For the years ended December 31, 2025, 2024 and 2023, the Company incurred depreciation expense of $0.4 million for each of the years ended December 31, 2025 and 2024.

Note 6—Leases

In December 2011, the Company entered into a non-cancelable operating lease for office space in Los Angeles, California, which was subsequently amended in November 2012, December 2013, March 2014, July 2015 and  December 2017. The initial term of the lease was for seven years and commenced on December 10, 2011. As amended, the Company rents approximately 65,656 square feet. The term of the lease runs until March 2026. In July 2025, the Company executed an additional amendment to its office space in Los Angeles, California to surrender certain suites effective March 31, 2026 and extend the lease term for the remaining 26,700 rentable square feet on the 17th floor for an additional five years and five months through August 31, 2031. Base rent escalates annually and is abated from April 2026 through August 2026. Lease payments also include variable charges for the Company’s proportionate share of building operating expenses and real estate taxes based on a 2026 base year. The Company has the option to renew such lease for an additional five year term. Management determined that the renewal option is not reasonably certain to occur. The Company accounted for this amendment as a lease modification. There was no change in the lease classification as a result of this modification and the Company continues to recognize such a lease as an operating lease. The Company remeasured its ROU assets and operating lease liabilities using an updated incremental borrowing rate. The change in ROU assets and operating lease liabilities related to this lease modification amounted to $4.1 million.

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

Total rent expense for the years ended December 31, 2025, 2024 and 2023 was approximately $4.5 million, $4.9 million and $4.9 million, respectively. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. The Company’s office leases generally have contractually specified minimum rent and annual rent increases that are included in the measurement of the ROU asset and related lease liability. Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in selling, general and administrative costs in the consolidated statements of operations when they are incurred. Variable lease payments not included in the lease liability were $0.5 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively.

The future minimum lease payments under ASC 842 as of December 31, 2025 were as follows (in thousands):

Amount
2026	1,913
2027	1,248
2028	1,292
2029	1,338
2030	1,385
2031	951
Total minimum lease payments	$8,127
Less: imputed interest	(2,104)
Total lease liabilities	$6,023

In February 2019, the Company entered into a long-term sublease agreement for 12,429 square feet of the office space in Los Angeles, California. The term of the lease ran until March 2026 and rent amounts payable to the Company increased approximately 3% per year. The February 2019 sublease was terminated in December 2024. As a result, the Company received $0.7 million, which approximated the sublease rental payments on the remaining lease term. In  March 2025, the Company signed another sublease agreement for the 12,429 square feet of office space with a sublease commencement date of  April 1, 2025.

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

The Company recorded operating sublease income of $0.7 million and $1.4 million for the years ended  December 31, 2025 and 2024, respectively, in other income (expenses) in the consolidated statements of operations.

The future minimum lease payments to be received as of December 31, 2025 were as follows (in thousands):

Amount
2026	81
Total	$81

Supplemental cash flow information related to leases for the year ended December 31, 2025:

Supplemental cash flow information related to leases for the twelve months ended December 31, 2025:
Operating cash flows used for operating leases (in thousands)	$6,469
Right-of-use assets obtained in exchange for new operating lease liabilities	4,123
Weighted-average remaining lease term (in years)	4.7
Weighted average discount rate	12.2%

Note 7—Intangible Assets

Intangible assets consisted of the following at December 31 (in thousands):

	December 31, 2025	December 31, 2024
Acquired and in-licensed rights	$102,500	$102,500
Less: accumulated amortization	(61,108)	(51,369)
Total intangible assets, net	$41,392	$51,131

Estimated future intangible amortization expense as of  December 31, 2025 is as follows (in thousands):

2026	9,739
2027	9,739
2028	9,739
2029	9,739
2030	2,436
Totals	$41,392

Note 8—Accrued Expenses

Accrued expenses consisted of the following at December 31 (in thousands):

	December 31, 2025	December 31, 2024
Current:
Accrued royalties	$15,858	$10,169
Accrued CRO services	3,793	1,035
Accrued variable consideration	14,215	10,829
Accrued bonus	8,377	7,976
Accrued compensation	5,797	4,368
Accrued other clinical development	567	935
Accrued professional fees	132	341
Accrued legal fees	990	1,095
Accrued manufacturing costs	93	39
Other	209	111
	$50,031	$36,898
Long-term:
Accrued other liabilities	—	121
	—	121
Totals	$50,031	$37,019

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

Note 9—Debt

Long-term debt consisted of the following at December 31, 2025 (in thousands):

	December 31, 2025	Maturity Date
Total debt, inclusive of $2.0 million exit payment	$102,000	July 23, 2026
Less: unamortized debt issuance costs and discounts	(152)
Less: current portion	(22,523)
Less: debt repayment	(79,325)
Total long-term debt, net	$(0)

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

Following the effectiveness of the Third Amendment, the Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) the lesser of (i) the sum of (x) three-month term SOFR for an interest period of three months plus (y) 0.26161% (26.161 basis points) and (ii) three and one-half of one percent (3.50%) per annum. Interest is payable quarterly on the last business day of March, June, September and December each year. In the second quarter of 2024, the Company began paying the principal payments required to be made quarterly at 11.11% of the original face amount. The remaining balance will be paid at maturity. Each principal payment also includes a 2.0% exit payment. Each quarterly principal payment approximates $11.1 million, and each quarterly exit fee payment approximates $0.2 million. As of December 31, 2025, the effective interest rate for the loan was 12.99%. The carrying amounts of the Company’s debt approximate fair value because of the short‑term nature and near‑term maturity of the instruments.

As of December 31, 2025, the Company  may prepay the outstanding principal balance of the notes, in whole or in part, without premium or penalty.

The Athyrium Notes include affirmative and negative covenants applicable to the Company. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, and satisfy certain requirements regarding deposit accounts. The negative covenants include, among others, restrictions on the Company’s transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions. The Company is also required to maintain minimum cash balances and achieve certain minimum product revenue targets, measured as of the last day of each fiscal quarter on a trailing year-to-date basis. As of December 31, 2025, the Company was in compliance with such covenants.

As of December 31, 2025, the principal balance outstanding under the Athyrium Notes was $22.5 million, representing all of the Company’s debt.

The future minimum principal and exit payments under the Athyrium Notes as of December 31, 2025, were as follows (in thousands):

Amount
2026	22,675
Total	$22,675

Debt Issuance Costs and Discounts

Debt issuance costs and discounts consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Debt issuance costs and discounts (Athyrium Notes)	$5,410	$5,410
Less: accumulated amortization	(5,258)	(4,454)
Included in current portion of debt	$152	$956

Debt issuance costs and discounts are financing costs related to the Company’s outstanding debt. Amortization of debt issuance costs is expensed using the effective interest method and is included in interest expense in the consolidated statements of operations. For the years ended December 31, 2025, 2024 and 2023, the Company recorded approximately $0.8 million, $1.4 million and $1.3 million, respectively, of interest expense related to the amortization of debt issuance costs, discounts and exit fees in the consolidated statements of operations.

Note 10—Stockholders’ Equity

Common Stock

The Company issued 55,882 and 64,118 shares of common stock upon exercise of stock options for the years ended December 31, 2025 and 2024, respectively. The Company did not issue any shares of common stock in 2023. The Company issued 1,246,307, 1,394,929 and 1,301,127 shares of common stock upon vesting of RSUs during the years ended December 31, 2025, 2024 and 2023, respectively.

Authorized Shares

The Company has 100,000,000 shares of stock authorized for issuance, all of which are common stock, par value $0.0001 per share.

Warrants

In October 2011, the Company issued an anti-dilutive warrant to Alan H. Auerbach, the Company's Founder and Chief Executive Officer. The warrant was issued to provide Mr. Auerbach with the right to maintain ownership of at least 20% of the Company’s common stock in the event that the Company raised capital through the sale of its securities in the future.

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

Stock Options and Restricted Stock Units

The Company’s 2011 Incentive Award Plan (“2011 Plan”), as amended, was adopted by the Company’s Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. On April 1, 2021, the Board of Directors adopted an amendment to the 2011 Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder by 2,000,000 shares. The amendment was approved by the Company's stockholders on June 15, 2021. On  June 18, 2024, the stockholders of the Company approved an amendment to the Company’s 2011 Plan, increasing the number of authorized shares of the Company’s common stock that  may become issuable under the 2011 Plan by 3,000,000 shares and extending the period during which incentive stock options  may be granted. As of December 31, 2025, a total of 17,529,412 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

All of the options awarded by the Company have been “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107 - Share Based Payment. As of December 31, 2025, 4,157,795 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting RSUs granted under the 2011 Plan and 3,668,856 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees and non-employees was estimated using the Black-Scholes Option Pricing Method (see Note 2–Significant Accounting Policies) with the following weighted-average assumptions used during the years ended December 31:

	2025	2024
Dividend yield	0.0%	0.0%
Expected volatility	81.5%	85.8%
Risk-free interest rate	4.4%	4.1%
Expected life in years	5.55	5.55

The Company’s 2017 Employment Inducement Incentive Award Plan (“2017 Plan”), as amended, was adopted by the Company’s Board of Directors on April 27, 2017. Pursuant to the 2017 Plan, the Company may grant stock options and RSUs, as well as other forms of equity-based compensation to employees, as an inducement to join the Company. The maximum term of stock options granted under the 2017 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. On July 15, 2021, the Board of Directors adopted an amendment to the 2017 Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder by 1,000,000 shares. As of December 31, 2025, a total of 3,000,000 shares of the Company’s common stock have been reserved for issuance under the 2017 Plan. As of December 31, 2025, 394,467 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2017 Plan, and 1,306,714 shares of the Company’s common stock are available for future issuance under the 2017 Plan.

Stock-based compensation expense was as follows for the years ended December 31 (in thousands):

	For the Year Ended
	December 31,
	2025	2024	2023
Stock-based compensation:
Options:
Selling, general, and administrative	$1,036	$1,625	$2,510
Research and development	170	290	611
Restricted stock units:
Selling, general, and administrative	3,247	3,941	4,398
Research and development	2,491	2,389	2,728
Total stock-based compensation expense	$6,944	$8,245	$10,247

Stock Option Roll Forward

Activity with respect to options granted under the 2011 Plan and 2017 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	4,051,928	$33.80
Granted	492,514	2.78
(Forfeited)	(84,954)	3.57
(Exercised)	(55,882)	2.33
(Expired)	(1,186,317)	67.35
Outstanding at December 31, 2025	3,217,289	$16.13	5.4	$3,609
Vested and expected to vest at December 31, 2025	3,217,289	$16.13	5.4	$3,609
Exercisable	2,811,562	$17.95	4.9	$2,593

On  December 31, 2025, total estimated unrecognized compensation cost related to non-vested stock options granted prior to that date was approximately $0.4 million, which is expected to be recognized over a weighted-average period of 1.1 years. At December 31, 2025, the total estimated unrecognized compensation cost related to non-vested RSUs was approximately $2.5 million, which is expected to be recognized over a weighted-average period of 1.3 years. The weighted-average grant date fair value of options granted during the years ended December 31, 2025, 2024 and 2023, was $1.95, $4.57 and $3.17 per share, respectively. The weighted-average grant date fair value of RSUs awarded during the year ended  December 31, 2025, 2024 and 2023 was $3.36, $5.86 and $3.96, respectively.

Restricted Stock Unit Rollforward

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2024	1,289,449	$5.14
Granted	1,430,211	$3.36
(Forfeited)	(138,380)	$4.03
(Vested)	(1,246,307)	$4.57
Nonvested shares at December 31, 2025	1,334,973	$3.88

Note 11—401(k) Savings Plan

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $1.6 million for each of the years ended December 31, 2025, 2024 and 2023.

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

The components of income before income taxes for the years ended  December 31 (in thousands) are as follows:

	2025	2024	2023
Domestic	$35,782	$24,100	$22,674
Foreign	—	—	—
Income Before Income Taxes	$35,782	$24,100	$22,674

The provisions of income taxes are summarized as follows (in thousands):

	2025	2024	2023
Current:
Federal	$—	$—	$—
State	1,247	722	905
Foreign	179	175	178
	1,426	897	1,083
Deferred:
Federal	3,052	(6,632)	—
State	193	(443)	—
	3,245	(7,075)	—
Total	$4,671	$(6,178)	$1,083

Reconciliation of Statutory Federal Income Tax Rate to the Effective Income Tax Rate

The Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company's effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09:

	2025
	Amount	Percentage
U.S. federal statutory income tax	7,514	21.0%
State and local income taxes, net of federal income tax effect (1)	1,238	3.5%
Foreign tax effects	179	0.5%
Tax credits	(1,280)	-3.6%
Change in valuation allowance	(18,639)	-52.1%
Non-taxable or non-deductible items
SBC Options	14,619	40.9%
Section 162(m)	777	2.2%
Other nontaxable or nondeductible items	243	0.7%
Other	20	0.1%
Income tax expense	4,671	13.1%

(1) State taxes in Kentucky and Indiana comprise the majority (greater than 50%) of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	2024	2023
Tax computed at the federal statutory rate	$5,061	$4,488
State taxes	744	1,312
Foreign taxes	175	178
Permanent items	12,946	4,837
R&D credits	(1,532)	(1,806)
Prior year adjustment	1,697	(1,715)
Change in valuation allowance	(25,269)	(6,211)
Total provision	$(6,178)	$1,083

Approximately $3.8 million of the $18.7 million change in valuation allowance is attributable to a partial valuation allowance release (see further discussion within the tax footnotes below). Approximately $15.0 million of tax expense is due to stock-based compensation expense shortfall, the expiration of vested stock options, and non-deductible stock-based compensation. Approximately $1.6 million of the tax benefits are due to R&D tax credits, net of a $0.4 million reserve related to unrecognized tax benefits for the method of allocation of expenses used in the R&D credit calculation.

Temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes give rise to the Company’s deferred income taxes. The components of the Company’s net deferred tax assets as of December 31, 2025, 2024 and 2023 are as follows (in thousands):

	2025	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$230,018	$232,184	$240,960
Business credit carryforwards	64,968	63,175	62,051
Compensation	13,104	26,081	37,946
Sec 174 R&D expenses	14,505	23,933	19,882
Accrued expenses	139	90	261
Carryforward of disallowed interest	—	—	1,477
Accrued legal verdict	—	—	1,976
Other deferred tax assets	5,718	4,745	4,231
Lease liabilities	1,530	1,764	3,034
Gross deferred tax assets	329,982	351,972	371,818
Valuation allowance	(324,787)	(343,482)	(368,751)
Net deferred tax assets	5,195	8,490	3,067
Deferred tax liabilities:
Other deferred tax liabilities	—	(70)	(149)
Right of use assets	(1,365)	(1,148)	(1,997)
Inventory	—	(197)	(921)
Total deferred tax liabilities	(1,365)	(1,415)	(3,067)
Net deferred tax assets (liability)	$3,830	$7,075	$—

As of December 31, 2024, the Company had deferred tax assets totaling $352.0 million, primarily attributable to net operating loss (NOL) carryforwards and R&D tax credit carryforwards. A valuation allowance of $343.5 million had been established in prior periods as the management concluded it was more likely than not that the asset will not be realized.

During the year ended December 31, 2025, the Company has recorded a net decrease in the valuation allowance of $18.7 million. The decrease is attributable to recognizing $14.9 million of net deferred tax assets primarily related to utilization of net operating losses and stock-based compensation. The remaining change is attributable to a partial valuation allowance release of $3.8 million driven by forecasted earnings in 2026. The remaining valuation allowance of $324.8 million reserves against deferred tax assets that are more likely than not to not be recognized, as the Company's forecasted profitability is uncertain beyond 2026.

Management’s decision to release a portion of the valuation allowance was based on an assessment of both positive and negative evidence, as required under ASC 740.

Positive evidence supporting the partial release included:

•	Three consecutive years of cumulative pretax income, indicating a trend of profitability.

•	Projected earnings in 2026, increasing the likelihood of realizing certain deferred tax assets.

Negative evidence that led to retaining a portion of the valuation allowance included:

•	Competitive pressure in the oncology market, including the risks of alternative treatments gaining market share or impacting pricing flexibility.

•	Ability to generate sustained profitability remains uncertain due to dependence on NYRLYNX as a primary commercial product

•	Future profits are contingent on the successful clinical development and approval of pipeline products

•	Future limitations on the utilization of NOL and R&D tax credits.

•	The Company does not have material deferred tax liabilities (DTLs) to offset deferred tax assets (DTAs).

As of December 31, 2025, the remaining valuation allowance of $324.8 million continues to reflect management’s assessment of uncertainties related to the realization of certain net operating losses and R&D tax credit carryforwards, which remain subject to expiration or utilization limitations. The decision to retain the remaining valuation allowance was based on inherent uncertainty in forecasting taxable income beyond 2026.

The partial release of the valuation allowance decreased the effective tax rate by 9.07%.

Management will continue to evaluate the realizability of deferred tax assets on a quarterly basis.

At December 31, 2025, the Company had federal and state net operating loss carryforwards respectively of approximately $827.8 million and $819.2 million, respectively, which will begin to expire respectively in 2035 and 2036. At December 31, 2025, the Company also has federal research and development credit carryforwards of approximately $42.0 million. If not utilized, the research and development credit carryforwards will begin expiring in 2033. The Company has state research and development credit carryforwards of approximately $26.3 million which do not expire. Pursuant to the Internal Revenue Code, Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards could be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company performed an assessment of the potential limitation on net operating loss and credit carryforwards, and concluded that there will be no limitation for the tax year 2025 for federal purposes.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits at December 31 (in thousands):

	2025	2024	2023
Unrecognized tax benefits - January 1	$3,045	$2,811	$2,522
Gross decreases - tax positions in prior period	(50)	(143)	(163)
Gross increases - tax positions in a current period	403	377	452
Unrecognized tax benefits - December 31	$3,398	$3,045	$2,811

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

Income Tax Payments

Disclosed below is a summary of income taxes paid by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025:

2025
Federal income taxes paid (net of refunds)	—
State income taxes paid (net of refunds)	1,092
Foreign income taxes paid (net of refunds)	179

Total income taxes paid (net of refunds)	1,271

Income taxes paid (net of refunds) exceeded five percent of total income taxes paid (net of refunds) in the following jurisdictions:

State	2025
Alabama	172,000
California	181,700
Indiana	199,000
Kentucky	181,400
New York	77,800
Pennsylvania	121,600

Foreign	2025
South Korea	179,120

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

As consideration for the license, the Company is required to make substantial payments upon the achievement of certain milestones totaling approximately $187.5 million if all such milestones are achieved, of which $102.5 million have been achieved as of December 31, 2025. In connection with the FDA approval of NERLYNX in July of 2017, the Company triggered a one-time milestone payment pursuant to the agreement. In June 2020, the Company entered into a letter agreement (the “Letter Agreement”), with Pfizer relating to the method of payment associated with a one-time milestone payment under the license agreement with Pfizer. The Letter Agreement permitted the Company to make the milestone payment in installments with the remaining amount payable to Pfizer (including interest). The milestone payment accrued interest at 6.25% per annum. The milestone payment including accrued interest of $1.8 million was paid in full in September 2021. In addition, the company reached a commercial milestone by achieving aggregate worldwide net sales of $250.0 million in calendar year 2022, resulting in a payable to Pfizer of $12.5 million as of December 31, 2022. The commercial milestone payable was paid in February 2023.

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

Takeda License Agreement

In September 2022, the Company entered into an exclusive license agreement with Takeda to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of Aurora Kinase A. Under the terms of the exclusive license agreement, the Company assumed sole responsibility for the global development and commercialization of alisertib. The Company paid Takeda an upfront license fee of $7.0 million in October 2022 and is eligible to receive potential future milestone payments of up to $287.3 million upon the Company’s achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. The Company recorded in-process research and development expense of $7.0 million in connection with the upfront payment related to the asset acquisition. As of  December 31, 2025, no milestones had been accrued as the underlying contingencies were not considered probable.

Clinical Trial Contracts

The Company engages with CROs and contract manufacturing organizations (“CMOs”) in addition to engaging in contracts for the management of its ongoing clinical trials and pre-commercialization efforts. The Company may cancel these agreements with a 30 to 45 day written notice to the outside vendor. The Company would be obligated to pay for services rendered up to that point, which amounts to total contractual obligations of approximately $54.9 million within the next twelve months. The contracts also contain variable costs that are hard to predict as they are based on such things as patients enrolled and clinical trial sites, which can vary, and therefore, are not included in the total obligations amount. Included in the total contractual obligations amount above are payments to be made when milestones are reached. As of December 31, 2025, the Company's obligations for potential milestone payments totaled approximately $15.7 million. This amount will be paid by the Company if all milestones are reached and would reduce the overall contractual obligation if one or more milestone is never reached.

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

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ‘314 patent”) and 10,596,162 (“the ‘162 patent”) (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ‘314 and ‘162 patents. The Company is an exclusive licensee of the ‘314 and ‘162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of unclean hands and patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. A Markman Hearing was conducted on March 17, 2023, and the Court issued its claim construction decision on March 29, 2023. Fact discovery closed on May 19, 2023, and expert discovery closed on November 17, 2023. The Court denied the parties’ respective motions for summary judgment and Daubert motions, other than to clarify that Plaintiffs’ damages cannot extend to any time period before the asserted patents were issued. The Court granted AstraZeneca’s motion to dismiss the Company as a Plaintiff on constitutional standing grounds but denied the motion to dismiss Wyeth as a Plaintiff on constitutional standing grounds. On April 29, 2024, the Court granted AstraZeneca’s motion to dismiss AstraZeneca’s counterclaims against the Company, which removed the Company from the case. Wyeth remained in the case as a Plaintiff and counterclaim-defendant. Under the Company’s worldwide exclusive license agreement with Pfizer, Inc. (the parent of Wyeth) as amended, the Company also maintains contractual rights to recover monetary damages in the AstraZeneca litigation, and those contractual rights are unaffected by the court’s March 18, 2024 and April 29, 2024 orders. A jury trial was held May 13-17, 2024. The jury found in favor of Wyeth and against AstraZeneca. In particular, the jury found that use of Tagrisso® according to each of the three FDA-approved indications infringes the asserted claims of the ‘314 and ‘162 patents, and that AstraZeneca induces that infringement. The jury further rejected AstraZeneca’s challenges to the validity of the patents, finding that they are not invalid. The jury awarded damages to Wyeth for past acts of infringement through December 31, 2023, in the amount of $107,500,000. A separate bench trial related to certain equitable claims and defenses raised by AstraZeneca was held before Judge Kennelly on June 20 and 25, 2024. On August 6, 2024, Judge Kennelly issued his ruling on the issues that were tried in the bench trial, finding for Wyeth and against AstraZeneca on all claims and defenses. The Court found that AstraZeneca had not proved its claim that Wyeth’s asserted patents were invalid as indefinite, or that Wyeth had committed acts that would give rise to findings of unclean hands, implied waiver, or patent misuse. AstraZeneca filed a motion challenging the jury’s verdict and requesting a new trial. Wyeth filed a motion requesting supplemental damages for past infringement from January 1, 2024, through the date of judgment; pre-and-post judgment interest, and ongoing royalties through the remaining term of the patents. Briefing on these motions from both sides was completed on July 16, 2024. On August 14, 2024, Judge Kennelly ruled on AstraZeneca’s motion challenging the jury’s verdict, granting it in part and denying it in part. The Court granted AstraZeneca’s motion for judgment as a matter of law that the '314 and '162 patents are invalid under 35 U.S.C. § 112 for lacking enablement and adequate written description as to a particular claim limitation. In all other respects, the Court denied AstraZeneca’s motion. The Court entered its final and appealable judgment accordingly. The Company respectfully disagrees with the Court’s ruling regarding invalidity with respect to the particular claim limitation. Wyeth filed a notice of appeal on September 12, 2024, appealing the District Court’s judgment as a matter of law, as well as other rulings and opinions of the Court adverse to Wyeth. On December 18, 2024, Wyeth filed its opening brief. On March 13, 2025, AstraZeneca filed its response brief. On March 20, 2025, non-parties Regeneron Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC filed a motion for leave to file an amicus curiae brief in the Federal Circuit. The motion was granted on May 16, 2025. On June 6, 2025, Wyeth filed its reply brief. Briefing on the appeal is now complete, and the parties await further order from the Court.

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

On September 27, 2024, the Company filed an additional claim of infringement of the ‘789 patent against Acebright at Jiangsu Nanjing Intermediate People’s Court. On October 14, 2024, the Court accepted the complaint and designated case number (2024) Su 01 Min Chu 2192 to this case. On December 16, 2024, the Court conducted an evidence exchange hearing. On January 10, 2025, the Court conducted a hearing of party experts on the evaluation of evidence. On July 14, 2025, the Court conducted a hearing to examine evidence and debate merits of party arguments. On September 28, 2025, the Court issued a first-instance decision, deciding that Acebright’s product does not fall within the scope of the ‘789 patent, and Acebright did not infringe the ’789 patent; the Court also decided that the Company’s enforcement efforts were not malicious and did not amount to unfair competition.

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

Hexal European Patent Opposition

An opposition was filed by Hexal AG (“Hexal”) on August 3, 2016 against European Patent No. EP2416774 which was licensed from Pfizer in 2011, and which claims neratinib for use in a method for treating HER-2/neu overexpressed/amplified cancer and improving IDFS, wherein the method comprises delivering neratinib therapy to HER-2/neu overexpressed/amplified cancer patients following the completion of at least one year of trastuzumab adjuvant therapy, and wherein the neratinib therapy comprises treating the cancer patients with neratinib for at least twelve months. An oral hearing was held on December 8, 2017, wherein the patent was maintained as granted. Following an appeal filed by Hexal, the Board of Appeal of the European Patent Office rejected the claims as granted and all pending auxiliary requests during the oral hearing of September 2, 2021. Before issuance of a decision, we withdrew approval of the text in which the patent was granted and all pending auxiliary requests, thereby revoking the patent and concluding the appeal. One European divisional application, namely EP15188350.1, was granted with the European patent number EP3000467 on March 1, 2023. Oppositions against EP3000467 were filed by Hexal on November 3, 2023, by Alfred E. Tiefenbacher (GmbH & Co. KG) on November 28, 2023 and by Generics (UK) Limited (“Generics”) on December 1, 2023. EP3000467 is used as the basic patent for Supplementary Protection Certificate applications for the EMA-approved NERLYNX® product, 17 of which have been granted, three proceedings have been stayed, and 11 are in active prosecution. The patentee response to the notice of opposition was filed on April 15, 2024, following which, all three opponents filed additional arguments in reply to the patentee’s submission. On February 6, 2025, the Company filed its response to the summons to attend oral proceedings, including six auxiliary requests. Alfred E. Tiefenbacher and Hexal filed their responses to the summons to oral proceedings on February 6 and 7, 2025, respectively. Hexal filed a further brief on March 19, 2025. Oral proceedings took place on April 9 and 10, 2025. EP3000467 was upheld as amended after the first instance hearing based on Auxiliary Request 1, which covers the EMA approved indication for NERLYNX® as an extended adjuvant therapy for treating early stage hormone receptor-positive HER-2-overexpressed/amplified breast cancer. The first instance decision may be appealed. Hexal filed an appeal on June 6, 2025, Generics filed an appeal on June 20, 2025 and Wyeth filed an appeal on June 30, 2025. On September 5, 2025, Wyeth filed its grounds of appeal, including nine auxiliary requests. On the same day, Hexal filed its grounds of appeal. Generics filed its grounds of appeal on September 4, 2025, and Alfred E. Tiefenbacher filed its grounds of appeal on September 1, 2025. On December 16, 2025, Alfred E. Tiefenbacher withdrew its appeal. Wyeth responded to the opponents’ grounds of appeal on January 12, 2026. One European divisional application is pending in the same family, namely EP 23157078.8. A response to the European Search Opinion (ESO) for this application was filed February 14, 2024. The first office action was issued on January 28, 2025 with a response to the first office action filed on July 22, 2025.