Form 10-Q
period 2026-03-31
PUMA BIOTECHNOLOGY, INC.
filed 2026-05-07
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35703

PUMA BIOTECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0683487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10880 Wilshire Boulevard, Suite 1700, Los Angeles, CA 90024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 50,899,456 shares of Common Stock, par value $0.0001 per share, were outstanding as of May 4, 2026.

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

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Quarterly Report, including, in Part I, the section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, and this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from those in the forward-looking statements. Such risks should be considered in evaluating our prospects and future financial performance. We undertake no obligation to update the forward-looking statements or to reflect events or circumstances after the date of this document.

Part I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$36,193	$29,635
Marketable securities	65,352	67,893
Accounts receivable	26,329	53,654
Inventory	8,693	5,515
Prepaid expenses, current	3,405	3,642
Restricted cash, current	2,091	2,091
Other assets, current	196	256
Total current assets	142,259	162,686
Lease right-of-use assets, net	4,574	5,373
Property and equipment, net	124	187
Intangible assets, net	38,957	41,392
Deferred tax assets	3,830	3,830
Prepaid expenses and other, long-term	2,955	2,834
Total assets	$192,699	$216,302
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,166	$5,056
Accrued expenses	38,378	50,031
Lease liabilities, current	125	1,314
Post-marketing commitment liability	1,684	2,187
Current portion of long-term debt	11,283	22,523
Other liabilities, current	101	142
Total current liabilities	59,737	81,253
Lease liabilities, long-term	4,546	4,709
Total liabilities	64,283	85,962
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock - $.0001 par value per share; 100,000,000 shares authorized; 50,879,204 shares issued and outstanding at March 31, 2026 and 50,408,023 issued and outstanding at December 31, 2025	5	5
Additional paid-in capital	1,415,970	1,414,074
Accumulated other comprehensive (loss) income	(31)	36
Accumulated deficit	(1,287,528)	(1,283,775)
Total stockholders’ equity	128,416	130,340
Total liabilities and stockholders’ equity	$192,699	$216,302

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Product revenue, net	$41,959	$43,104
Royalty revenue	2,855	2,903
Total revenue	44,814	46,007
Operating costs and expenses:
Cost of sales	10,424	10,556
Selling, general and administrative	18,423	17,604
Research and development	19,795	13,863
Total operating costs and expenses	48,642	42,023
(Loss) income from operations	(3,828)	3,984
Other income (expenses):
Interest income	1,002	1,101
Interest expense	(731)	(2,177)
Other income	130	359
Total other income (expenses), net	401	(717)
Net (loss) income before income taxes	$(3,427)	$3,267
Income tax expense	(326)	(293)
Net (loss) income	$(3,753)	$2,974
Net (loss) income per share of common stock—basic	$(0.07)	$0.06
Net (loss) income per share of common stock—diluted	$(0.07)	$0.06
Weighted-average shares of common stock outstanding—basic	50,845,130	49,595,697
Weighted-average shares of common stock outstanding—diluted	50,845,130	49,906,341

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net (loss) income	$(3,753)	$2,974
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax of $0	(67)	(17)
Comprehensive (loss) income	$(3,820)	$2,957

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Three Months Ended March 31, 2026
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2025	50,408,023	$5	1,414,074	36	(1,283,775)	130,340
Stock-based compensation	—	—	1,896	—	—	1,896
Shares issued or restricted stock units vested under employee stock plans	471,181	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	(3,753)	(3,753)
Balance at March 31, 2026	50,879,204	$5	$1,415,970	$(31)	$(1,287,528)	$128,416

For the Three Months Ended March 31, 2025
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2024	49,105,834	$5	$1,407,000	$6	$(1,314,886)	92,125
Stock-based compensation	—	—	2,026	—	—	2,026
Shares issued or restricted stock units vested under employee stock plans	509,340	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(17)	—	(17)
Net income	—	—	—	—	2,974	2,974
Balance at March 31, 2025	49,615,174	$5	$1,409,026	$(11)	$(1,311,912)	$97,108

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Operating activities:
Net (loss) income	$(3,753)	$2,974
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,584	2,796
Stock-based compensation	1,896	2,026
Provision for credit loss recovery	—	213
Loss on disposal of property and equipment	6	—
Changes in operating assets and liabilities:
Accounts receivable, net	27,325	6,626
Inventory, net	(3,178)	(27)
Prepaid expenses and other	116	(789)
Other current assets	60	(7)
Accounts payable	3,110	517
Operating lease assets and liabilities, net	(553)	(433)
Accrued expenses and other	(11,694)	(9,882)
Post-marketing commitment liability	(503)	(402)
Net cash provided by operating activities	15,416	3,612
Investing activities:
Purchase of property and equipment	—	(61)
Purchase of available-for-sale securities	(24,863)	(12,507)
Maturity of available-for-sale securities	27,337	14,099
Net cash provided by investing activities	2,474	1,531
Financing activities:
Payment of debt	(11,110)	(11,110)
Payment of exit costs	(222)	(222)
Net cash used in financing activities	(11,332)	(11,332)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,558	(6,189)
Cash, cash equivalents and restricted cash, beginning of period	31,726	71,310
Cash, cash equivalents and restricted cash, end of period	38,284	65,121

Supplemental disclosure of cash flow information:
Interest paid	$639	$1,917
Income taxes paid	$9	$101

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

The accompanying consolidated financial statements of the Company and its subsidiary have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

The Company has incurred significant operating losses since its inception. While the Company has previously reported net income, the Company cannot ensure that it will continue to do so and will need to continue to generate significant revenue to sustain operations and successfully commercialize neratinib. In 2017, the Company received U.S. Food and Drug Administration (“FDA”) approval for its first product, NERLYNX® (neratinib), formerly known as PB272 (neratinib, oral), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. Following FDA approval in July 2017, NERLYNX became available by prescription in the United States, and the Company commenced commercialization.

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

In September 2022, the Company entered into an exclusive license agreement with a subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of Aurora Kinase A. Alisertib is an adenosine triphosphate–competitive and reversible inhibitor of Aurora Kinase A and results in disruption of mitosis, leading to apoptosis of rapidly proliferating tumor cells that are dependent on Aurora Kinase A. Alisertib has been tested in clinical trials in patients with metastatic cancers, including breast cancer, small cell lung cancer, head and neck cancer, ovarian cancer, peripheral T-cell lymphoma and acute myeloid leukemia. Under the terms of the exclusive license agreement, the Company assumed sole responsibility for the global development and commercialization of alisertib. The Company paid Takeda an upfront license fee of $7.0 million in October 2022, and Takeda is eligible to receive potential future milestone payments of up to $287.3 million upon the Company’s achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. As of March 31, 2026, no milestones had been accrued as the underlying contingencies were not probable.

The Company has reported net loss of approximately $3.8 million and cash provided by operations of approximately $15.4 million for the three months ended March 31, 2026. The Company’s commercialization, research and development or marketing efforts  may require funding in addition to the cash and cash equivalents and marketable securities totaling approximately $101.5 million at  March 31, 2026.

The Company believes that its existing cash and cash equivalents and marketable securities as of  March 31, 2026 and proceeds that are expected to become available to the Company through product sales and sub-license payments are sufficient to satisfy its operating cash needs, including amounts due under the Company’s Note Purchase Agreement with Athyrium Opportunities IV Co-Invest 1 LP (“Athyrium”) (see Note 9—Debt), for at least one year after the filing of the Quarterly Report on Form 10-Q in which these financial statements are included. The Company continues to remain dependent, in part, on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib in the United States. While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future. The Company’s ability to obtain funding  may be adversely impacted by uncertain market and economic conditions, including the Company’s success in commercializing neratinib and unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. Additionally, the terms of the Company’s Note Purchase Agreement place restrictions on the Company’s ability to operate the business and on the Company’s financial flexibility, and the Company  may be unable to achieve the revenue necessary to satisfy the minimum revenue and cash balance covenants as specified in the agreement.

Since its inception through March 31, 2026, the Company’s financing has primarily consisted of proceeds from product, royalty and license revenue, public offerings of its common stock, private equity placements, and various debt instruments.

In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of its consolidated financial position as of  March 31, 2026. Such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 31, 2025 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the audited annual financial statements. The condensed consolidated results of operations for the quarter ended March 31, 2026 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending  December 31, 2026.

The Company does not believe that tariffs imposed or proposed to be imposed by the United States, particularly with the EU and China, will have a material impact on its product costs or results of operations. However, shifts in trade policies in the United States and other countries have been rapidly evolving and are difficult to predict. The ultimate impact of any announced or future tariffs will depend on various factors, including what tariffs are ultimately implemented, the timing of implementation and the amount, scope and nature of such tariffs and potential exclusions from the application of those tariffs.

On April 2, 2026, the U.S. government issued a proclamation under Section 232 of the Trade Expansion Act of 1962, imposing new tariffs on imported patented pharmaceutical products and associated active pharmaceutical ingredients (APIs). Any potential impact of the proclamation on the Company is uncertain and under review.

Note 2—Significant Accounting Policies:

The significant accounting policies followed in the preparation of these unaudited consolidated financial statements are as follows:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting:

Management has determined that the Company operates in one reporting segment, which is the development and commercialization of innovative products to enhance cancer care. The Company derives its global product, license and royalty revenue through the sales of NERLYNX®. The majority of the Company's royalty revenue is derived from its sub-licensee sales into China. The accounting policies of this operating segment are the same as those described below in Note 2—Significant Accounting Policies.

The Company's Chief Operating Decision Maker (“CODM”) is its President, Chief Executive Officer and Chairman of the Board, Alan H. Auerbach. The CODM primarily uses the Company's Consolidated Statement of Operations and related revenues, expenses and net (loss) income in evaluating the performance of the single operating segment and determining how to allocate resources of the Company as a whole, including its sales force and related marketing, research and development programs, including alisertib, and licensing strategy. Consolidated revenue, expenses and net (loss) income are also used to monitor budget versus actual results.

In addition to the significant expense categories included within consolidated net (loss) income presented on the Company's Condensed Consolidated Statements of Operations, see below for disaggregated amounts that comprise operating expenses:

	For the Three Months Ended March 31,
	2026	2025
Cost of sales	$10,424	$10,556
General and administrative	6,401	6,180
Commercialization	10,883	10,190
Research and development:
Clinical research and development	11,444	6,414
Medical affairs	1,339	1,153
Other research and development (1)	6,255	5,504
Operating costs and expenses	46,746	39,997
Stock based compensation	1,896	2,026
Total operating costs and expenses	$48,642	$42,023

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

The Company's potentially dilutive securities include potential common shares related to its stock options and RSUs granted in connection with the Puma Biotechnology, Inc. 2011 Incentive Award Plan (“2011 Plan”) and the Puma Biotechnology, Inc. 2017 Employment Inducement Incentive Award Plan (“2017 Plan”). Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to the Company's stock options in periods in which the option exercise price is greater than the average market price of its common stock for the period. The following potentially dilutive outstanding common stock equivalents for the respective periods were excluded from diluted net (loss) income per share because of their anti-dilutive effect:

	For the Three Months Ended
	March 31,
	2026	2025
Options outstanding	1,747,461	4,022,555
Warrant outstanding	2,116,250	2,116,250
Unvested restricted stock units	9,342	712,508
Totals	3,873,053	6,851,313

The 2,116,250 shares underlying the warrant will not have an impact on the Company's diluted net (loss) income per share until the average market price of its common stock exceeds the exercise price of $16 per share (see Note 10—Stockholders’ Equity).

A reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share of common stock computations is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2026	2025
Numerator:
Net (loss) income	$(3,753)	$2,974
Denominator:
Weighted average common stock outstanding for basic net (loss) income per share	50,845,130	49,595,697
Net effect of dilutive common stock equivalents	—	310,644
Weighted average common stock outstanding for diluted net (loss) income per share	50,845,130	49,906,341
Net (loss) income per share of common stock
Basic	$(0.07)	$0.06
Diluted	$(0.07)	$0.06

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

Product revenue also consists of product sales under sub-license agreements to the Company's sub-licensees, who then sell into their respective international territories.

Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods and are recorded in cost of sales.

If taxes relating to product sales should be collected from customers and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three months ended March 31, 2026 and 2025.

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

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not likely occur in a future period for the estimates detailed below as of March 31, 2026, and, therefore, the transaction price was not reduced further during the quarter ended March 31, 2026. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

As of March 31, 2026, the total potential milestone payments that would be due to the Company upon achievement of all respective performance obligations under the sub-license agreements is approximately $579.8 million. At this time, the Company cannot estimate if or when these milestone-related performance obligations might be achieved.

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

Stock-Based Compensation:

Stock Option Awards:

ASC Topic 718, Compensation-Stock Compensation (“ASC 718”) requires the fair value of all share-based payments to employees and non-employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. Under ASC 718, employee and non-employee option grants are generally valued at the grant date and those valuations do not change once they have been established. The fair value of each option award is estimated on the grant date using the Black-Scholes Option Pricing Method. The Company’s estimate of expected volatility is based on its average volatility using its expected life, or approximately the last six years of publicly traded history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. Option forfeitures are estimated when the option is granted to reduce the option expense to be recognized over the life of the award. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools, actual forfeiture experience and other factors. The option expense is adjusted upon the actual forfeiture of a stock option grant, and the Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Due to its limited history of stock option exercises, the Company uses the simplified method to determine the expected life of the option grants. Compensation expense related to modified stock options is measured based on the fair value for the awards as of the modification date. Any incremental compensation expense arising from the excess of the fair value of the awards on the modification date compared to the fair value of the awards immediately before the modification date is recognized at the modification date or ratably over the requisite service period, as appropriate.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2026, the Company’s uncertain tax positions include a reserve for its research and development credits.

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

Restricted Cash:

Restricted cash represents cash held at financial institutions that is pledged as collateral for stand-by letters of credit for office leases. The lease-related letters of credit will lapse at the end of the respective lease terms through 2026. At each of the periods ended  March 31, 2026 and December 31, 2025, the Company had restricted cash of approximately $2.1 million.

Investment Securities:

The Company classifies all investment securities (short-term and long-term) as available-for-sale, as the sale of such securities may be required prior to maturity to implement management’s strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income in stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. In accordance with ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, credit losses on available-for-sale securities are reported using an expected loss model and recorded to an allowance. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned.

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

Following are the major categories of assets measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

March 31, 2026	Level 1	Level 2	Level 3	Total
Cash equivalents	$86	$26,194	$—	$26,280
U.S. Government securities	17,274	18,444	—	35,718
Corporate Bonds	—	7,380	—	7,380
Commercial paper	—	22,254	—	22,254
	$17,360	$74,272	$—	$91,632

December 31, 2025	Level 1	Level 2	Level 3	Total
Cash equivalents	$5,060	$18,710	$—	$23,770
U.S. Government securities	27,903	14,873	—	42,776
Corporate Bonds	—	6,865	—	6,865
Commercial paper	—	18,252	—	18,252
Totals	$32,963	$58,700	$—	$91,663

The Company’s investments in commercial paper, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
March 31, 2026	(in years)	Cost	Gains	Losses	Fair Value
Cash equivalents		$26,285	$—	$(5)	$26,280
U.S. Government securities	Less than 1	35,730	5	(17)	35,718
Corporate Bonds	Less than 1	7,387	—	(7)	7,380
Commercial paper	Less than 1	22,261	—	(7)	22,254
Totals		$91,663	$5	$(36)	$91,632

	Maturity	Amortized	Unrealized		Estimated
December 31, 2025	(in years)	Cost	Gains	Losses	Fair Value
Cash equivalents		$23,772	$—	$(2)	$23,770
U.S. Government securities	Less than 1	42,739	37	—	42,776
Corporate Bonds	Less than 1	6,866	1	(2)	6,865
Commercial paper	Less than 1	18,250	3	(1)	18,252
Totals		$91,627	$41	$(5)	$91,663

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, marketable securities, and accounts receivable, net. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at March 31, 2026 were approximately $37.5 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

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

The Company capitalizes inventory costs associated with the Company’s products after regulatory approval, if any, when, based on management’s judgment, future commercialization is considered probable, and the future economic benefit is expected to be realized. Inventory that can be used in either the production of clinical or commercial product is recorded as research and development expense when selected for use in a clinical trial. Starter kits, provided to patients prior to insurance approval, are expensed by the Company to selling, general and administrative expense as incurred. Of the total inventory amounts noted below, approximately $8.1 million is located at contract manufacturing organizations in Europe as of March 31, 2026.

The Company’s inventory balances are as follows:

	March 31, 2026	December 31, 2025
Raw materials	$5,998	$3,212
Work-in-process	1,928	1,343
Finished goods	767	960
Total inventories	$8,693	$5,515

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

The Company reviews its long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as required by ASC Topic 360, Property, Plant, and Equipment (“ASC 360”). The Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows over the life of the asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would then determine the fair value of the long-lived asset and recognize an impairment loss for the amount in excess of the carrying value. No impairments were recorded during the three months ended March 31, 2026 and 2025.

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

The incremental borrowing rate (“IBR”) represents the rate of interest the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. As the implicit rate on the Company’s leases is not readily determinable, the Company uses its IBR based on the information available at the commencement date in determining the present value of lease payments. The Company’s average IBR for existing leases as of March 31, 2026 is 12.4%.

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

Note 3—Accounts Receivable, Net:

Accounts receivable, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Trade accounts receivable	$23,519	$38,146
Royalty revenue receivable	2,810	15,508
Total accounts receivable	$26,329	$53,654

Trade accounts receivable consist entirely of amounts owed from the Company’s customers related to product sales. Royalty revenue receivable represents amounts owed related to royalty revenue recognized based on the Company’s sub-licensees’ sales in their respective territories in the periods ended March 31, 2026 and December 31, 2025.

For all accounts receivable, the Company recognizes credit losses based on lifetime expected losses to selling, general and administrative expense in the condensed consolidated statements of operations. In determining estimated credit losses, the Company evaluates its historical loss rates, current economic conditions and reasonable and supportable forecasts of future economic conditions. The Company did not record a provision for credit loss (recovery) for the three months ended March 31, 2026, compared to a provision for credit loss of $0.2 million for the three months ended March 31, 2025.

Note 4—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Current:
CRO services	$37	$37
Other clinical development	288	324
Insurance	837	1,128
Professional fees	525	381
Prepaid Taxes	—	117
Other	1,718	1,655
	3,405	3,642
Long-term:
CRO services	194	52
Insurance	7	8
Other clinical development	97	101
Other	2,657	2,673
	2,955	2,834
Totals	$6,360	$6,476

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

In June 2012, the Company entered into a long-term lease agreement for office space in South San Francisco, California, which was subsequently amended in May 2014 and July 2015. As amended, the Company rents approximately 29,470 square feet. The term of this lease expired on  March 31, 2026. The Company provided the landlord an automatically renewable stand-by letter of credit in the amount of $1.1 million. The stand-by letter of credit is collateralized by a high-yield savings account, which is classified as restricted cash, current on the accompanying consolidated balance sheets until 60 days after the expiration of the lease.

Total rent expense for the three months ended March 31, 2026 and 2025 was approximately $1.1 million and $1.2 million, respectively. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. The Company’s office leases generally have contractually specified minimum rent and annual rent increases that are included in the measurement of the ROU asset and related lease liability. Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in selling, general and administrative costs in the condensed consolidated statements of operations when they are incurred.

Supplemental cash flow information related to leases for the three months ended March 31, 2026:
Operating cash flows used for operating leases (in thousands)	$1,667
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted-average remaining lease term (in years)	5.4
Weighted average discount rate	12.4%

Future minimum lease payments as of March 31, 2026 were as follows (in thousands):

Amount
2026	$406
2027	1,248
2028	1,292
2029	1,337
2030	1,384
2031	951
Total minimum lease payments	$6,618
Less: imputed interest	(1,947)
Total lease liabilities	$4,671

During the three month period ended  March 31, 2025, the Company signed a sublease agreement for the 12,429 square feet of office space with a sublease commencement date of  April 1, 2025. This sublease expired on March 31, 2026.

In August 2023, the Company entered into a long-term sublease agreement for 13,916 square feet of the office space in Los Angeles, California, which commenced in November 2023. This sublease expired on March 31, 2026.

The Company recorded operating sublease income of $0.2 million for each of the three months ended  March 31, 2026 and 2025, in other income (expenses) in the condensed consolidated statements of operations.

Note 6—Property and Equipment, Net:

Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Leasehold improvements	$1,696	$2,549
Computer equipment	406	761
Furniture and fixtures	910	1,475
Total property and equipment	3,012	4,785
Less: accumulated depreciation	(2,888)	(4,598)
Property and equipment, net	$124	$187

For the three months ended March 31, 2026 and 2025, the Company incurred depreciation expense of $0.1 million and $0.1 million, respectively.

Note 7—Intangible Assets, Net:

Intangible assets, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Acquired and in-licensed rights	$102,500	$102,500
Less: accumulated amortization	(63,543)	(61,108)
Total intangible assets, net	$38,957	$41,392

For each of the three months ended March 31, 2026 and 2025, the Company incurred amortization expense of $2.4 million and $2.4 million, respectively. The estimated remaining useful life of the intangible assets as of March 31, 2026 is 4.0 years.

As of March 31, 2026, estimated future amortization expense related to the Company’s intangible assets is approximately $7.3 million for the remainder of 2026 and $9.7 million for each year starting 2027 through 2029, and $2.4 million for 2030.

Note 8—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Current:
Accrued royalties	$7,454	$15,858
Accrued CRO services	5,772	3,793
Accrued variable consideration	14,130	14,215
Accrued bonus	1,862	8,377
Accrued compensation	5,359	5,797
Accrued other clinical development	928	567
Accrued professional fees	950	132
Accrued legal fees	1,101	990
Accrued manufacturing costs	469	93
Other	353	209
Totals	$38,378	$50,031

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

Note 9—Debt:

Long term debt consisted of the following (in thousands):

	March 31, 2026	Maturity Date
Total debt, inclusive of $2.0 million exit payment	$102,000	July 23, 2026
Less: unamortized debt issuance costs and discounts	(59)
Less: current portion	(11,283)
Less: debt repayment	(90,658)
Total long-term debt, net	$0

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

Interest on the Athyrium Notes is calculated in part based on the Secured Overnight Financing Rate (“SOFR”), which replaced the “London Interbank Offering Rate” as the floating benchmark for interest rate calculations applicable to the Athyrium Notes pursuant to the terms of the Third Amendment to Note Purchase Agreement dated as of  September 16, 2022 (the “Third Amendment”). The modification of the Note Purchase Agreement pursuant to the Third Amendment did not meet the requirements of a debt extinguishment under ASC Topic 470-50—Debt Modifications and Exchanges and no gain or loss was recognized. The Company performed a quantitative analysis and determined that the terms of the new debt and original debt instrument were not substantially different. Accordingly, the Third Amendment is accounted for as a debt modification.

Following the effectiveness of the Third Amendment, the Athyrium Notes bear interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) the lesser of (i) the sum of (x) three-month term SOFR for an interest period of three months plus (y) 0.26161% (26.161 basis points) and (ii) three and one-half of one percent (3.50%) per annum. Interest is payable quarterly on the last business day of March, June, September and December each year. In the second quarter of 2024, the Company began paying the principal payments required to be made quarterly at 11.11% of the original face amount. The remaining balance will be paid at maturity. Each principal payment also includes a 2.0% exit payment. Each quarterly principal payment approximates $11.1 million, and each quarterly exit fee payment approximates $0.2 million. As of March 31, 2026, the effective interest rate for the loan was 12.99%.

As of March 31, 2026, the Company  may prepay the outstanding principal balance of the notes, in whole or in part, without premium or penalty.

The Athyrium Notes include affirmative and negative covenants applicable to the Company. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, and satisfy certain requirements regarding deposit accounts. The negative covenants include, among others, restrictions on the Company’s transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions. The Company is also required to maintain minimum cash balances and achieve certain minimum product revenue targets, measured as of the last day of each fiscal quarter on a trailing year-to-date basis. As of March 31, 2026, the Company was in compliance with such covenants.

As of  March 31, 2026, the principal balance outstanding under the Athyrium Notes was $11.1 million and exit fees were $0.2 million, representing all of the Company’s debt.

The future minimum principal and exit payments under the Athyrium Notes as of March 31, 2026 are as follows (in thousands):

Amount
2026	11,342
Total	$11,342

Debt Issuance Costs and Discounts:

Debt issuance costs and discounts consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Debt issuance costs and discounts (Athyrium Notes)	$5,410	$5,410
Less: accumulated amortization	(5,351)	(5,258)
Included in current portion of debt	$59	$152

Debt issuance costs and discounts are financing costs related to the Company’s outstanding debt. Amortization of debt issuance costs is expensed using the effective interest method and is included in interest expense in the condensed consolidated statement of operations. For each of the three months ended March 31, 2026 and 2025, the Company recorded approximately $0.1 million and $0.2 million of interest expense, respectively.

Note 10—Stockholders’ Equity:

Common Stock:

The Company did not issue any shares of common stock upon exercise of stock options during the  three months ended March 31, 2026 and 2025. The Company issued 471,181 and 509,340 shares of common stock upon vesting of RSUs during the three months ended March 31, 2026 and 2025, respectively.

Authorized Shares:

The Company has 100,000,000 shares of stock authorized for issuance, all of which are common stock, par value $0.0001 per share.

Warrants:

In October 2011, the Company issued an anti-dilutive warrant to Alan H. Auerbach, the Company’s founder and Chief Executive Officer (the “Auerbach Warrant”). The Auerbach Warrant was issued to provide Mr. Auerbach with the right to maintain ownership of at least 20% of the Company’s common stock in the event that the Company raised capital through the sale of its securities in the future.

In connection with the closing of a public offering in October 2012, the exercise price and number of shares underlying the Auerbach Warrant were established and, accordingly, the final value of the Auerbach Warrant became fixed. Pursuant to the terms of the Auerbach Warrant, as amended in June 2021, Mr. Auerbach may exercise the Auerbach Warrant to acquire 2,116,250 shares of the Company’s common stock at $16 per share until October 4, 2026.

The Board of Directors is submitting for stockholder approval a second amendment (the “Auerbach Warrant Amendment”) to the Auerbach Warrant, as amended by the first amendment on April 1, 2021. The Auerbach Warrant Amendment was approved by the Company’s Compensation Committee and Board of Directors on March 13, 2026 and March 20, 2026, respectively, and in each case, is subject to approval by the Company’s stockholders at the Annual Meeting.

Stock Options and Restricted Stock Units:

The Company’s 2011 Plan, as amended, was adopted by the Company’s Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers, and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. On April 1, 2021, the Board of Directors adopted an amendment to the 2011 Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder by 2,000,000 shares. The amendment was approved by the Company's stockholders on June 15, 2021. On June 18, 2024, the stockholders of the Company approved an amendment to the Company’s 2011 Plan, increasing the number of authorized shares of the Company’s common stock, par value $0.0001 per share, that may become issuable under the 2011 Plan by 3,000,000 shares and extending the period during which incentive stock options may be granted. As of March 31, 2026, a total of 17,529,412 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

All of the options awarded by the Company have been “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107—Share Based Payment. As of March 31, 2026, 5,201,704 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2011 Plan and 2,174,925 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees and nonemployees was estimated using the Black-Scholes Option Pricing Method (see Note 2—Significant Accounting Policies) with the following weighted-average assumptions used during the three months ended March 31, 2026:

	2026	2025
Dividend yield	0.0%	0.0%
Expected volatility	74.1%	81.5%
Risk-free interest rate	3.7%	4.4%
Expected life in years	5.54	5.55

The Company’s 2017 Plan, as amended, was adopted by the Company’s Board of Directors on April 27, 2017. Pursuant to the 2017 Plan, the Company may grant stock options and RSUs, as well as other forms of equity-based compensation, to employees as an inducement to join the Company. The maximum term of stock options granted under the 2017 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. On July 15, 2021, the Board of Directors adopted an amendment to the 2017 Plan to increase the number of shares of the Company’s common stock reserved for issuance thereunder by 1,000,000 shares. As of March 31, 2026, a total of 397,974 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2017 Plan and 1,282,048 shares of the Company’s common stock are available for future issuance under the 2017 Plan.

Stock-based compensation expense was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Stock-based compensation:
Options:
Selling, general, and administrative	$246	$311
Research and development	54	46
Restricted stock units:
Selling, general, and administrative	893	925
Research and development	703	744
Total stock-based compensation expense	$1,896	$2,026

Activity with respect to options granted under the 2011 Plan and 2017 Plan is summarized as follows:

Stock Option Roll Forward:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	3,217,289	$16.13
Granted	364,336	6.68
Outstanding at March 31, 2026	3,581,625	$15.17	5.6	$4,193
Vested and expected to vest at March 31, 2026	3,581,625	$15.17	5.6	$4,193
Exercisable	3,004,142	$17.08	4.9	$3,424

At March 31, 2026, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $1.7 million, which is expected to be recognized over a weighted-average period of 1.7 years. At March 31, 2026, the total estimated unrecognized employee compensation cost related to non-vested RSUs was approximately $8.8 million, which is expected to be recognized over a weighted-average period of 1.7 years. The weighted-average grant date fair value of options granted during the three months ended March 31, 2026 and 2025 was $4.37 and $1.95 per share, respectively. The weighted-average grant date fair value of RSUs awarded during the three months ended March 31, 2026 and 2025 was $6.79 and $3.28 per share, respectively.

Restricted Stock Unit Roll Forward:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested shares at December 31, 2025	1,334,973	$3.89
Granted	1,158,025	$6.79
(Forfeited)	(3,764)	$3.35
(Vested)	(471,181)	$4.70
Nonvested shares at March 31, 2026	2,018,053	$5.37

Note 11—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer-matching contributions of approximately $0.6 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.

Note 12—Commitments and Contingencies:

Contractual Obligations:

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which the Company cannot reasonably predict future payment. The Company’s contractual obligations result primarily from obligations for various contract manufacturing organizations and clinical research organizations, which include potential payments the Company  may be required to make under its agreements. The contracts also contain variable costs and milestones that are hard to predict as they are based on such things as patients enrolled and clinical trial sites. The timing of payments and actual amounts paid under contract manufacturing organization (“CMO”) and CRO agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations. Also, those agreements are cancelable upon written notice by the Company and, therefore, not long-term liabilities.

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

Takeda License Agreement

In September 2022, the Company entered into an exclusive license agreement with Takeda to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of Aurora Kinase A. Under the terms of the exclusive license agreement, the Company will assume sole responsibility for the global development and commercialization of alisertib. Takeda received an upfront license fee of $7.0 million in October 2022 and is eligible to receive potential future milestone payments of up to $287.3 million upon the Company’s achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. No milestones were achieved as of March 31, 2026.

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

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ‘314 patent”) and 10,596,162 (“the ‘162 patent”) (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ‘314 and ‘162 patents. The Company is an exclusive licensee of the ‘314 and ‘162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of unclean hands and patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. A Markman Hearing was conducted on March 17, 2023, and the Court issued its claim construction decision on March 29, 2023. Fact discovery closed on May 19, 2023, and expert discovery closed on November 17, 2023. The Court denied the parties’ respective motions for summary judgment and Daubert motions, other than to clarify that Plaintiffs’ damages cannot extend to any time period before the asserted patents were issued. The Court granted AstraZeneca’s motion to dismiss the Company as a Plaintiff on constitutional standing grounds but denied the motion to dismiss Wyeth as a Plaintiff on constitutional standing grounds. On April 29, 2024, the Court granted AstraZeneca’s motion to dismiss AstraZeneca’s counterclaims against the Company, which removed the Company from the case. Wyeth remained in the case as a Plaintiff and counterclaim defendant. Under the Company’s worldwide exclusive license agreement with Pfizer, Inc. (the parent of Wyeth) as amended, the Company also maintains contractual rights to recover monetary damages in the AstraZeneca litigation, and those contractual rights are unaffected by the court’s March 18, 2024 and April 29, 2024 orders. A jury trial was held May 13-17, 2024. The jury found in favor of Wyeth and against AstraZeneca. In particular, the jury found that use of Tagrisso® according to each of the three FDA-approved indications infringes the asserted claims of the ‘314 and ‘162 patents, and that AstraZeneca induces that infringement. The jury further rejected AstraZeneca’s challenges to the validity of the patents, finding that they are not invalid. The jury awarded damages to Wyeth for past acts of infringement through December 31, 2023, in the amount of $107.5 million. A separate bench trial related to certain equitable claims and defenses raised by AstraZeneca was held before Judge Kennelly on June 20 and 25, 2024. On August 6, 2024, Judge Kennelly issued his ruling on the issues that were tried in the bench trial, finding for Wyeth and against AstraZeneca on all claims and defenses. The Court found that AstraZeneca had not proved its claim that Wyeth’s asserted patents were invalid as indefinite, or that Wyeth had committed acts that would give rise to findings of unclean hands, implied waiver, or patent misuse. AstraZeneca filed a motion challenging the jury’s verdict and requesting a new trial. Wyeth filed a motion requesting supplemental damages for past infringement from January 1, 2024, through the date of judgment; pre-and-post judgment interest, and ongoing royalties through the remaining term of the patents. Briefing on these motions from both sides was completed on July 16, 2024. On August 14, 2024, Judge Kennelly ruled on AstraZeneca’s motion challenging the jury’s verdict, granting it in part and denying it in part. The Court granted AstraZeneca’s motion for judgment as a matter of law that the '314 and '162 patents are invalid under 35 U.S.C. § 112 for lacking enablement and adequate written description as to a particular claim limitation. In all other respects, the Court denied AstraZeneca’s motion. The Court entered its final and appealable judgment accordingly. The Company respectfully disagrees with the Court’s ruling regarding invalidity with respect to the particular claim limitation. Wyeth filed a notice of appeal on September 12, 2024, appealing the District Court’s judgment as a matter of law, as well as other rulings and opinions of the Court adverse to Wyeth. On December 18, 2024, Wyeth filed its opening brief. On March 13, 2025, AstraZeneca filed its response brief. On March 20, 2025, non-parties Regeneron Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC filed a motion for leave to file an amicus curiae brief in the Federal Circuit. The motion was granted on May 16, 2025. On June 6, 2025, Wyeth filed its reply brief. Briefing on the appeal is now complete, and the Court has scheduled oral arguments for May 7, 2026.

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

On September 27, 2024, the Company filed an additional patent infringement claim against Acebright at Jiangsu Nanjing Intermediate People’s Court. On October 14, 2024, the Court accepted the complaint and designated case number (2024) Su 01 Min Chu 2192 to this case. On December 16, 2024, the Court conducted an evidence exchange hearing. On January 10, 2025, the Court conducted a hearing of party experts on the evaluation of evidence. On July 14, 2025, the Court conducted a hearing to examine evidence and debate merits of party arguments. On September 28, 2025, the Court issued a first-instance decision, deciding that Acebright’s product does not fall within the scope of the patent-in-suit, and Acebright did not infringe the NERLYNX® Patents. The Court also decided that the Company’s enforcement efforts were not malicious and did not amount to unfair competition.

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

Demai Litigation

Zhengzhou Demai Pharmaceutical Co., Ltd (“Demai”) filed an ANDA with NMPA in China seeking approval to market a generic version of the Company’s NERLYNX®. The ANDA application No. is CYHS2402776. On August 26, 2024, Demai made a Type 4.2 declaration against Orange Book Patent ZL201410082103.7, alleging that its generic version of NERLYNX does not fall within the scope of the claims of this Orange Book patent. On September 30, 2024, the Company filed a lawsuit against Demai at the BJIPC based on Nerlynx Patent No. ZL201080060546.6 and on October 8, 2024, the Company filed a lawsuit against Demai at the BJIPC based on Nerlynx Patent No. ZL201410082103.7. On February 13, 2025, the Company withdrew the lawsuits from BJIPC, filed an Article 76 petition with the CNIPA against the Demai ANDA and requested administrative determination that Demai’s generic neratinib maleate tablet falls within the scope of the claims of Nerlynx Patent No. ZL201080060546.6. On February 21, 2025, the CNIPA accepted the Company’s petition and started examination. On March 18, 2025, the Company filed a request with the NMPA to set up a nine-month stay on Demai’s ANDA. On November 4, 2025, the NMPA approved Demai’s ANDA to market a generic version of Puma’s NERLYNX® in China with the approval number of GuoYaoZhunZi H20255844.

Hexal European Patent Opposition

An opposition was filed by Hexal AG (“Hexal”) on August 3, 2016 against European Patent No. EP2416774 which was licensed from Pfizer in 2011, and which claims neratinib for use in a method for treating HER-2/neu overexpressed/amplified cancer and improving IDFS, wherein the method comprises delivering neratinib therapy to HER-2/neu overexpressed/amplified cancer patients following the completion of at least one year of trastuzumab adjuvant therapy, and wherein the neratinib therapy comprises treating the cancer patients with neratinib for at least twelve months. An oral hearing was held on December 8, 2017, wherein the patent was maintained as granted. Following an appeal filed by Hexal, the Board of Appeal of the European Patent Office rejected the claims as granted and all pending auxiliary requests during the oral hearing of September 2, 2021. Before issuance of a decision, the Company withdrew approval of the text in which the patent was granted and all pending auxiliary requests, thereby revoking the patent and concluding the appeal. One European divisional application, namely EP15188350.1, was granted with the European patent number EP3000467 on March 1, 2023. Oppositions against EP3000467 were filed by Hexal on November 3, 2023, by Alfred E. Tiefenbacher (GmbH & Co. KG) on November 28, 2023 and by Generics (UK) Limited (“Generics”) on December 1, 2023. EP3000467 is used as the basic patent for Supplementary Protection Certificate applications for the EMA-approved NERLYNX® product, 17 of which have been granted, three proceedings have been stayed, and 11 are in active prosecution. The patentee response to the notice of opposition was filed on April 15, 2024, following which, all three opponents filed additional arguments in reply to the patentee’s submission. On February 6, 2025, the Company filed its response to the summons to attend oral proceedings, including six auxiliary requests. Alfred E. Tiefenbacher and Hexal filed their responses to the summons to oral proceedings on February 6 and 7, 2025, respectively. Hexal filed a further brief on March 19, 2025. Oral proceedings took place on April 9 and 10, 2025. EP3000467 was upheld as amended after the first instance hearing based on Auxiliary Request 1, which covers the EMA approved indication for NERLYNX® as an extended adjuvant therapy for treating early stage hormone receptor-positive HER-2-overexpressed/amplified breast cancer. Hexal filed an appeal on June 6, 2025, Generics filed an appeal on June 20, 2025 and Wyeth filed an appeal on June 30, 2025. On September 5, 2025, Wyeth filed its grounds of appeal, including nine auxiliary requests. On the same day, Hexal filed its grounds of appeal. Generics filed its grounds of appeal on September 4, 2025, and Alfred E. Tiefenbacher filed its grounds of appeal on September 1, 2025. On December 16, 2025, Alfred E. Tiefenbacher withdrew its appeal. Wyeth responded to the opponents’ grounds of appeal on January 12, 2026. On March 2, 2026, Hexal withdrew its request for oral proceedings, but remains a party to the proceedings.

One European divisional application is pending in the same family, namely EP 23157078.8. A response to the European Search Opinion (“ESO”) for this application was filed February 14, 2024. The first office action was issued on January 28, 2025 with a response to the first office action filed on July 22, 2025.

Note 13—Subsequent Event

On May 4, 2026, the Company paid $11.5 million to Athyrium Opportunities IV Co-Invest 1 LP, consisting of principal, interest and exit fees due under the 2021 Note Purchase Agreement. This payment was made ahead of the maturity date of July 23, 2026, reduces the principal balance outstanding under the Athyrium Notes to zero and terminates all remaining obligations of the Company under the 2021 Note Purchase Agreement, other than customary continuing indemnification obligations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q, (this “Quarterly Report”). The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

We currently market NERLYNX in the United States using our direct specialty sales force consisting of approximately 35 sales specialists as of December 31, 2025. Our sales specialists are supported by an experienced sales leadership team consisting of regional managers and directors, as well as a commercial team of experienced professionals in marketing, access and reimbursement, managed markets, marketing research, commercial operations and sales force planning and management. Outside the United States, we seek to enter into exclusive sub-license agreements with third parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. As of March 31, 2026, NERLYNX has received approval for the treatment of certain patients with extended adjuvant or metastatic HER2-positive breast cancer in over 60 countries outside the United States. We are currently party to several sub-licenses in various regions outside the United States, including Europe (excluding Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, Russia and various countries and territories in Central America, South America, Africa and the Middle East.

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

Under the terms of the exclusive license agreement, we assumed sole responsibility for the global development and commercialization of alisertib. We paid Takeda an upfront license fee of $7.0 million in October 2022, and it is eligible to receive potential future milestone payments of up to $287.3 million upon our achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. We recorded in-process research and development expense of $7.0 million during the year ended December 31, 2022 in connection with the upfront payment related to the asset acquisition. As of March 31, 2026, no milestones had been accrued as the underlying contingencies were not probable.

Our expenses to date have been related to hiring staff, commencing company-sponsored clinical trials, building out of our corporate infrastructure and, since 2017, the commercial launch of NERLYNX. Going forward, we anticipate significant expenses as we continue to develop alisertib in 2026. Accordingly, our success depends not only on the safety and efficacy of our drug candidates, but also on our ability to finance product development. To date, our major sources of working capital have been proceeds from product and license revenue, public and private offerings of our common stock, and proceeds from debt financings. We intend to satisfy our near-term liquidity requirements through a combination of our existing cash and cash equivalents and marketable securities as of March 31, 2026, and proceeds that we expect to become available to us through product sales, royalties and sub-license milestone payments. However, this intention is based on assumptions that may prove to be wrong. Changes may occur that would consume our available capital faster than anticipated, including changes in and progress of our development activities, the impact of commercialization efforts, acquisition of additional drug candidates and changes in regulation. Some of these developments have had and may continue to have an adverse effect on our revenue and thus could have an adverse effect on our ability to satisfy the minimum revenue and cash balance covenants contained in the Athyrium Notes.

Critical Accounting Policies

As of the date of the filing of this Quarterly Report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2026 from our accounting policies at December 31, 2025, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Research and development expenses:

Research and development expenses (“R&D expenses”) include costs associated with services provided by consultants who conduct and perform clinical services on our behalf and contract organizations for the manufacturing of clinical materials. During the three months ended March 31, 2026 and 2025, our R&D expenses consisted primarily of clinical research organization (“CRO fees”); fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our R&D expenses as they are incurred. Internal R&D expenses primarily consist of payroll-related costs and also include equipment costs, travel expenses and supplies.

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

On April 2, 2026, the U.S. government issued a proclamation under Section 232 of the Trade Expansion Act of 1962, imposing new tariffs on imported patented pharmaceutical products and APIs. Any potential impact of the proclamation on the Company is uncertain and under review.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Total revenue:

Total revenue for the three months ended March 31, 2026 was approximately $44.8 million, compared to $46.0 million for the three months ended March 31, 2025. This decrease in total revenue was due to a decrease in product revenue, net of approximately $1.1 million and a slight decrease in royalty revenue.

Product revenue, net:

Product revenue, net was approximately $42.0 million for the three months ended March 31, 2026, compared to $43.1 million for the three months ended March 31, 2025. This decrease in product revenue, net, compared to the three months ended March 31, 2025, was primarily attributable to a greater deduction to gross revenue for variable consideration, primarily related to government chargebacks and payor mix, partially offset by an increase in selling price.

Royalty revenue:

Royalty revenue was approximately $2.9 million for each of the three months ended March 31, 2026 and 2025 as sales were relatively consistent to our international partners.

Cost of sales:

Cost of sales was approximately $10.4 million for the three months ended March 31, 2026, compared to approximately $10.6 million for the three months ended March 31, 2025. Cost of sales was relatively consistent year-over-year as sales of our product bottles were relatively consistent.

Selling, general and administrative expenses:

SG&A expenses were approximately $18.4 million for the three months ended March 31, 2026, compared to approximately $17.6 million for the three months ended March 31, 2025. SG&A expenses for the three months ended March 31, 2026 and 2025 were as follows:

Selling, general, and administrative expenses	For the Three Months Ended		Change
(in thousands)	March 31,		$	%
	2026	2025	2026/2025	2026/2025
Payroll and related costs	$9,112	$8,240	$872	10.6%
Provision for credit loss	—	213	(213)	-100.0%
Professional fees and expenses	5,043	4,610	433	9.4%
Travel and meetings	1,366	1,391	(25)	-1.8%
Facilities and equipment costs	1,095	1,209	(114)	-9.4%
Stock-based compensation	1,139	1,235	(96)	-7.8%
Other	668	706	(38)	-5.4%
	$18,423	$17,604	$819	4.7%

SG&A expenses increased approximately $0.8 million the three months ended March 31, 2026, compared to the same period in 2025, primarily attributable to the following:

●	an increase in payroll and related costs of $0.9 million due primarily to increases in employee compensation; and

●	an increase in professional fees and expenses of approximately $0.4 million, primarily related to marketing and market access costs.

Partially offset by:

●	a decrease in credit loss of approximately $0.2 million, primarily related to the payment history of a customer receivable.

Research and development expenses:

R&D expenses were approximately $19.8 million for the three months ended March 31, 2026, compared to approximately $13.9 million for the three months ended March 31, 2025. R&D expenses for the three months ended March 31, 2026 and 2025 were as follows:

Research and development expenses	For the Three Months Ended		Change
(in thousands)	March 31,		$	%
	2026	2025	2026/2025	2026/2025
Clinical trial expense	$8,829	$3,632	$5,197	143.1%
Internal R&D	9,283	8,560	723	8.4%
Consultant and contractors	926	880	46	5.2%
Stock-based compensation	757	791	(34)	-4.3%
	$19,795	$13,863	$5,932	42.8%

R&D expenses increased by approximately $5.9 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily attributable to the following:

●	an increase in clinical trial expense of approximately $5.2 million, primarily due to increased alisertib study activity; and

●	an increase in internal R&D expense of approximately $0.7 million, primarily due to increased employee compensation.

Other income (expenses):

Other income (expenses)	For the Three Months Ended		Change
(in thousands)	March 31,		$	%
	2026	2025	2026/2025	2026/2025
Interest income	$1,002	$1,101	$(99)	-9.0%
Interest expense	(731)	(2,177)	1,446	-66.4%
Other income	130	359	(229)	-63.8%
	$401	$(717)	$1,118	-155.9%

Interest expense:

For the three months ended March 31, 2026 , we recognized approximately $0.7 million in interest expense, compared to approximately $2.2 million of interest expense for the three months ended March 31, 2025 . The decrease in interest expense was primarily related to a lower debt balance as we continue paying down our debt principal.

Other income:

For the three months ended March 31, 2026 , we recognized approximately  $0.1  million in other income, compared to approximately  $0.4 million of other income for the three months ended March 31, 2025 . The decrease in other income was primarily due to unfavorable exchange rates in Euro-denominated transactions.

Liquidity and Capital Resources

The following table, which summarizes our liquidity and capital resources as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025, is intended to supplement the more detailed discussion that follows:

	As of	As of
Liquidity and capital resources (in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$36,193	$29,635
Marketable securities	$65,352	$67,893
Working capital	$82,522	$81,433
Current portion of long-term debt	$11,283	$22,523
Stockholders’ equity	$128,416	$130,340

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Cash provided by (used in):
Operating activities	$15,416	$3,612
Investing activities	2,474	1,531
Financing activities	(11,332)	(11,332)
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,558	$(6,189)

Operating Activities:

Cash provided by operating activities for the three months ended March 31, 2026 was $15.4 million and consisted of net loss of approximately $3.8 million, adjusted for non-cash items of approximately $4.5 million, which included stock-based compensation of $1.9 million and depreciation and amortization of $2.6 million. Total changes in cash flows from operations were due to an increase in working capital, primarily related to a decrease in accounts receivable of $27.3 million, primarily due to royalty receipts related to China sales and an increase in accounts payable of $3.1 million, partially offset by decrease in accrued expenses and other of approximately $11.7 million related primarily to the payment of royalties, an increase in inventory of $3.2 million related to a receipt of raw material inventory, a decrease in operating lease assets and liabilities, net, of $0.6 million and a decrease of post-marketing commitment liability of $0.5 million.

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

Investing Activities:

Cash provided by investing activities for the three months ended March 31, 2026 was approximately $2.5 million, compared to net cash provided by investing activities of approximately $1.5 million for the same period in 2025. Cash provided by investing activities for the three months ended March 31, 2026 was primarily due to the maturity of available-for-sale securities of approximately $27.3 million, partially offset by the purchase of available-for-sale securities of approximately $24.9 million.

Cash provided by investing activities for the three months ended March 31, 2025 was approximately $1.5 million. Cash provided by investing activities was primarily due to maturity of available-for-sale securities of approximately $14.1 million, partially offset by the purchase of available-for-sale securities of approximately $12.5 million.

Financing Activities:

Cash used in financing activities for the three months ended March 31, 2026 and 2025 was approximately $11.3 million, including $11.1 million related to the payment of principal and $0.2 million related to exit fees, on our debt with Athyrium.

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

Interest on the Athyrium Notes was calculated in part based on the Secured Overnight Financing Rate (“SOFR”), which replaced the “London Interbank Offering Rate” as the floating benchmark for interest rate calculations applicable to the Athyrium Notes pursuant to the terms of the Third Amendment to the Note Purchase Agreement dated as of September 16, 2022 (the “Third Amendment”).

Following the effectiveness of the Third Amendment, the Athyrium Notes bore interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) the lesser of (i) the sum of (x) three-month term SOFR for an interest period of three months plus (y) 0.26161% (26.161 basis points) and (ii) three and one-half of one percent (3.50%) per annum. Interest is payable quarterly on the last business day of March, June, September and December each year. As of March 31, 2026, the effective interest rate for the loan was 12.99%.

As of March 31, 2026, we may prepay the outstanding principal balance of the notes, in whole or in part, without premium or penalty.

As of March 31, 2026, the principal balance outstanding under the Athyrium Notes was $11.1 million and represented all of our debt. We were in compliance with all applicable covenants under the Athyrium Notes as of March 31, 2026.

On May 4, 2026, we paid $11.5 million under the Note Purchase Agreement, ahead of the scheduled maturity date of July 23, 2026. This payment reduced the principal balance outstanding under the Athyrium Notes to zero and terminated all of our remaining obligations under the Note Purchase Agreement, other than customary continuing indemnification obligations.

Current and Future Financing Needs:

We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our R&D efforts and our commercialization efforts.

We may choose to begin new R&D efforts, or we may choose to launch additional marketing efforts. For example, we in-licensed alisertib from Takeda in 2022 and assumed sole responsibility for its global development and commercialization. These efforts will require funding in addition to the cash and cash equivalents totaling approximately $36.2 million and approximately $65.4 million in marketable securities available at March 31, 2026. While our condensed consolidated financial statements have been prepared on a going concern basis, we may incur significant losses in the future and will need to generate significant revenue to sustain operations and successfully commercialize neratinib and develop alisertib. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Our ability to obtain funding may be adversely impacted by uncertain market conditions, our success in commercializing neratinib, our success in developing alisertib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. We believe that our existing cash and cash equivalents and marketable securities as of March 31, 2026, and proceeds that will become available to us through product sales and sub-license payments are sufficient to satisfy our operating cash and capital needs for at least one year after the filing of this Quarterly Report.

Non-GAAP Financial Measures

In addition to our operating results, as calculated in accordance with Generally Accepted Accounting Principles (“GAAP”) we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance. The following table presents our net (loss) income and net (loss) income per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation. For the three months ended March 31, 2026, stock-based compensation represented approximately 5.0% of our operating expenses, compared to 6.4% for the same respective period in 2025, in each case excluding cost of sales. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net (Loss) Income to Non-GAAP Adjusted Net (Loss) Income and

GAAP Net (Loss) Income Per Share to Non-GAAP Adjusted Net (Loss) Income Per Share

(in thousands except share and per share data)

	For the Three Months Ended March 31,
	2026		2025
GAAP net (loss) income	$(3,753)		$2,974
Adjustments:
Stock-based compensation -
Selling, general and administrative (1)	1,139		1,236
Research and development (2)	757		790
Non-GAAP adjusted net (loss) income	$(1,857)		$5,000

GAAP net (loss) income per share—basic	$(0.07)		$0.06
Adjustment to net income (as detailed above)	0.03		0.04
Non-GAAP adjusted basic net (loss) income per share	$(0.04)	(3)	$0.10	(3)

GAAP net (loss) income per share—diluted	$(0.07)		$0.06
Adjustment to net (loss) income (as detailed above)	0.03		0.04
Non-GAAP adjusted diluted net (loss) income per share	$(0.04)	(4)	$0.10	(5)

(1) To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.

(3) Non-GAAP adjusted basic net (loss) income per share was calculated based on 50,845,130 and 49,595,697 weighted-average shares of common stock outstanding for the three months ended March 31, 2026 and 2025, respectively.

(4) Potentially dilutive common stock equivalents (stock options restricted stock units and warrants) were not included in this non-GAAP adjusted diluted net loss per share for the three months ended March 31, 2026, as these shares would be considered anti-dilutive.
(5) Non-GAAP adjusted diluted net income per share was calculated based on 49,906,341 weighted-average shares of common stock outstanding for the three months ended March 31, 2025.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined by SEC regulations.

Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invested our excess cash primarily in cash equivalents such as money market investments as of March 31, 2026. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

We also have interest rate exposure as a result of borrowings outstanding under the Athyrium Notes. As of March 31, 2026, the aggregate outstanding principal amount of the Athyrium Notes was $11.1 million. The Athyrium Notes bear interest at a rate per annum equal to the sum of 8.00% plus the adjusted three-month term SOFR and the lesser of (a) the sum of (i) three-month term SOFR and (ii) 0.26161% (26.161 basis points) and (b) three and one-half of one percent (3.50%) per annum. If overall interest rates had increased by one hundred basis points during the quarter ended March 31, 2026, our interest expense would have increased by $0.2 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ‘314 patent”) and 10,596,162 (“the ‘162 patent”) (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ‘314 and ‘162 patents. The Company is an exclusive licensee of the ‘314 and ‘162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of unclean hands and patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. A Markman Hearing was conducted on March 17, 2023, and the Court issued its claim construction decision on March 29, 2023. Fact discovery closed on May 19, 2023, and expert discovery closed on November 17, 2023. The Court denied the parties’ respective motions for summary judgment and Daubert motions, other than to clarify that Plaintiffs’ damages cannot extend to any time period before the asserted patents were issued. The Court granted AstraZeneca’s motion to dismiss the Company as a Plaintiff on constitutional standing grounds but denied the motion to dismiss Wyeth as a Plaintiff on constitutional standing grounds. On April 29, 2024, the Court granted AstraZeneca’s motion to dismiss AstraZeneca’s counterclaims against the Company, which removed the Company from the case. Wyeth remained in the case as a Plaintiff and counterclaim-defendant. Under the Company’s worldwide exclusive license agreement with Pfizer, Inc. (the parent of Wyeth) as amended, the Company also maintains contractual rights to recover monetary damages in the AstraZeneca litigation, and those contractual rights are unaffected by the court’s March 18, 2024 and April 29, 2024 orders. A jury trial was held May 13-17, 2024. The jury found in favor of Wyeth and against AstraZeneca. In particular, the jury found that use of Tagrisso® according to each of the three FDA-approved indications infringes the asserted claims of the ‘314 and ‘162 patents, and that AstraZeneca induces that infringement. The jury further rejected AstraZeneca’s challenges to the validity of the patents, finding that they are not invalid. The jury awarded damages to Wyeth for past acts of infringement through December 31, 2023, in the amount of $107.5 million. A separate bench trial related to certain equitable claims and defenses raised by AstraZeneca was held before Judge Kennelly on June 20 and 25, 2024. On August 6, 2024, Judge Kennelly issued his ruling on the issues that were tried in the bench trial, finding for Wyeth and against AstraZeneca on all claims and defenses. The Court found that AstraZeneca had not proved its claim that Wyeth’s asserted patents were invalid as indefinite, or that Wyeth had committed acts that would give rise to findings of unclean hands, implied waiver, or patent misuse. AstraZeneca filed a motion challenging the jury’s verdict and requesting a new trial. Wyeth filed a motion requesting supplemental damages for past infringement from January 1, 2024, through the date of judgment; pre-and-post judgment interest, and ongoing royalties through the remaining term of the patents. Briefing on these motions from both sides was completed on July 16, 2024. On August 14, 2024, Judge Kennelly ruled on AstraZeneca’s motion challenging the jury’s verdict, granting it in part and denying it in part. The Court granted AstraZeneca’s motion for judgment as a matter of law that the '314 and '162 patents are invalid under 35 U.S.C. § 112 for lacking enablement and adequate written description as to a particular claim limitation. In all other respects, the Court denied AstraZeneca’s motion. The Court entered its final and appealable judgment accordingly. The Company respectfully disagrees with the Court’s ruling regarding invalidity with respect to the particular claim limitation. Wyeth filed a notice of appeal on September 12, 2024, appealing the District Court’s judgment as a matter of law, as well as other rulings and opinions of the Court adverse to Wyeth. On December 18, 2024, Wyeth filed its opening brief. On March 13, 2025, AstraZeneca filed its response brief. On March 20, 2025, non-parties Regeneron Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC filed a motion for leave to file an amicus curiae brief in the Federal Circuit. The motion was granted on May 16, 2025. On June 6, 2025, Wyeth filed its reply brief. Briefing on the appeal is now complete, and the Court has scheduled oral arguments for May 7, 2026.

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

On September 27, 2024, the Company filed an additional patent infringement claim against Acebright at Jiangsu Nanjing Intermediate People’s Court. On October 14, 2024, the Court accepted the complaint and designated case number (2024) Su 01 Min Chu 2192 to this case. On December 16, 2024, the Court conducted an evidence exchange hearing. On January 10, 2025, the Court conducted a hearing of party experts on the evaluation of evidence. On July 14, 2025, the Court conducted a hearing to examine evidence and debate merits of party arguments. On September 28, 2025, the Court issued a first-instance decision, deciding that Acebright’s product does not fall within the scope of the patent-in-suit, and Acebright did not infringe the NERLYNX® Patents. The Court also decided that the Company’s enforcement efforts were not malicious and did not amount to unfair competition.

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

Demai Litigation

Zhengzhou Demai Pharmaceutical Co., Ltd (“Demai”) filed an ANDA with NMPA in China seeking approval to market a generic version of the Company’s NERLYNX®. The ANDA application No. is CYHS2402776. On August 26, 2024, Demai made a Type 4.2 declaration against Orange Book Patent ZL201410082103.7, alleging that its generic version of NERLYNX does not fall within the scope of the claims of this Orange Book patent. On September 30, 2024, the Company filed a lawsuit against Demai at the BJIPC based on Nerlynx Patent No. ZL201080060546.6 and on October 8, 2024, the Company filed a lawsuit against Demai at the BJIPC based on Nerlynx Patent No. ZL201410082103.7. On February 13, 2025, the Company withdrew the lawsuits from BJIPC, filed an Article 76 petition with the CNIPA against the Demai ANDA and requested administrative determination that Demai’s generic neratinib maleate tablet falls within the scope of the claims of Nerlynx Patent No. ZL201080060546.6. On February 21, 2025, the CNIPA accepted the Company’s petition and started examination. On March 18, 2025, the Company filed a request with the NMPA to set up a nine-month stay on Demai’s ANDA. On November 4, 2025, the NMPA approved Demai’s ANDA to market a generic version of Puma’s NERLYNX® in China with the approval number of GuoYaoZhunZi H20255844.

Hexal European Patent Opposition

An opposition was filed by Hexal AG (“Hexal”) on August 3, 2016 against European Patent No. EP2416774 which was licensed from Pfizer in 2011, and which claims neratinib for use in a method for treating HER-2/neu overexpressed/amplified cancer and improving IDFS, wherein the method comprises delivering neratinib therapy to HER-2/neu overexpressed/amplified cancer patients following the completion of at least one year of trastuzumab adjuvant therapy, and wherein the neratinib therapy comprises treating the cancer patients with neratinib for at least twelve months. An oral hearing was held on December 8, 2017, wherein the patent was maintained as granted. Following an appeal filed by Hexal, the Board of Appeal of the European Patent Office rejected the claims as granted and all pending auxiliary requests during the oral hearing of September 2, 2021. Before issuance of a decision, we withdrew approval of the text in which the patent was granted and all pending auxiliary requests, thereby revoking the patent and concluding the appeal. One European divisional application, namely EP15188350.1, was granted with the European patent number EP3000467 on March 1, 2023. Oppositions against EP3000467 were filed by Hexal on November 3, 2023, by Alfred E. Tiefenbacher (GmbH & Co. KG) on November 28, 2023 and by Generics (UK) Limited (“Generics”) on December 1, 2023. EP3000467 is used as the basic patent for Supplementary Protection Certificate applications for the EMA-approved NERLYNX® product, 17 of which have been granted, three proceedings have been stayed, and 11 are in active prosecution. The patentee response to the notice of opposition was filed on April 15, 2024, following which, all three opponents filed additional arguments in reply to the patentee’s submission. On February 6, 2025, the Company filed its response to the summons to attend oral proceedings, including six auxiliary requests. Alfred E. Tiefenbacher and Hexal filed their responses to the summons to oral proceedings on February 6 and 7, 2025, respectively. Hexal filed a further brief on March 19, 2025. Oral proceedings took place on April 9 and 10, 2025. EP3000467 was upheld as amended after the first instance hearing based on Auxiliary Request 1, which covers the EMA approved indication for NERLYNX® as an extended adjuvant therapy for treating early stage hormone receptor-positive HER-2-overexpressed/amplified breast cancer. Hexal filed an appeal on June 6, 2025, Generics filed an appeal on June 20, 2025 and Wyeth filed an appeal on June 30, 2025. On September 5, 2025, Wyeth filed its grounds of appeal, including nine auxiliary requests. On the same day, Hexal filed its grounds of appeal. Generics filed its grounds of appeal on September 4, 2025, and Alfred E. Tiefenbacher filed its grounds of appeal on September 1, 2025. On December 16, 2025, Alfred E. Tiefenbacher withdrew its appeal. Wyeth responded to the opponents’ grounds of appeal on January 12, 2026. On March 2, 2026, Hexal withdrew its request for oral proceedings, but remains a party to the proceedings.

One European divisional application is pending in the same family, namely EP 23157078.8. A response to the European Search Opinion (ESO) for this application was filed February 14, 2024. The first office action was issued on January 28, 2025 with a response to the first office action filed on July 22, 2025.

Item 1A.	RISK FACTORS

Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report. Except as described below, there has been no material change in our risk factors subsequent to the filing of our prior reports referenced above. However, the risks described in our reports are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Trading Plans

During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 14, 2016 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2016, and incorporated herein by reference)

3.2	Fifth Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2025, and incorporated herein by reference)

10.1+	Ninth Amendment to Note Purchase Agreement and Firth Amendment to Disclosure Letter, dated April 16, 2026 by and between the Company and Athyrium Opportunities IV Co-Invest 1 LP, as Administrative Agent

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026

31.2+

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026

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

PUMA BIOTECHNOLOGY, INC.

Date: May 7, 2026	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Maximo F. Nougues
Maximo Nougues
Chief Financial Officer
(Principal Financial and Accounting Officer)