Form 10-Q
period 2026-06-30
PUMA BIOTECHNOLOGY, INC.
filed 2026-08-06
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 51,620,066 shares of Common Stock, par value $0.0001 per share, were outstanding as of August 3, 2026.

PUMA BIOTECHNOLOGY, INC.

- INDEX -

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”), contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements about our expectations, beliefs, plans, objectives, assumptions, future events, or performance are not historical facts and may be forward looking. These forward-looking statements include, but are not limited to, statements about:

•	the commercialization of NERLYNX® (neratinib) tablets (“NERLYNX”);

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our drug candidates;

•	the anticipated timing of regulatory filings;

•	the regulatory approval of our drug candidates;

•	our use of clinical research organizations (“CRO”) and other contractors;

•	our ability to find collaborative partners for research, development, and commercialization of potential products;

•	efforts of our sub-licensees to obtain regulatory approval and commercialize NERLYNX in areas outside the United States;

•	our ability to market any of our products;

•	our expectations regarding our costs and expenses;

•	the expected royalty rates for our sub-license agreements and expected timing of any changes in royalty rates;

•	our anticipated capital requirements and estimates regarding our needs for additional financing;

•	our ability to compete against other companies and research institutions;

•	our ability to secure adequate protection for our intellectual property;

•	our intention and ability to vigorously defend against any litigation to which we are or may become party;

•	our ability to in-license additional drugs;

•	our ability to attract and retain key personnel; and

•	our ability to obtain adequate financing on favorable terms or at all.

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

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$36,537	$29,635
Marketable securities	57,366	67,893
Accounts receivable	34,060	53,654
Inventory	13,324	5,515
Prepaid expenses, current	3,586	3,642
Restricted cash, current	—	2,091
Other assets, current	199	256
Total current assets	145,072	162,686
Lease right-of-use assets, net	4,420	5,373
Property and equipment, net	103	187
Intangible assets, net	36,522	41,392
Deferred tax assets	3,830	3,830
Prepaid expenses and other, long-term	2,789	2,834
Total assets	$192,736	$216,302
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,105	$5,056
Accrued expenses	45,130	50,031
Lease liabilities, current	450	1,314
Post-marketing commitment liability	1,140	2,187
Current portion of long-term debt	—	22,523
Other liabilities, current	—	142
Total current liabilities	49,825	81,253
Lease liabilities, long-term	4,367	4,709
Total liabilities	54,192	85,962
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock - $0.0001 par value per share; 100,000,000 shares authorized; 51,102,687 shares issued and outstanding at June 30, 2026 and 50,408,023 issued and outstanding at December 31, 2025	5	5
Additional paid-in capital	1,417,923	1,414,074
Accumulated other comprehensive (loss) income	(45)	36
Accumulated deficit	(1,279,339)	(1,283,775)
Total stockholders’ equity	138,544	130,340
Total liabilities and stockholders’ equity	$192,736	$216,302

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product revenue, net	$53,560	$49,188	$95,519	$92,292
Royalty revenue	2,942	3,248	5,797	6,151
Total revenue	56,502	52,436	101,316	98,443
Operating costs and expenses:
Cost of sales	12,475	12,301	22,899	22,857
Selling, general and administrative	17,547	18,047	35,970	35,651
Research and development	18,895	15,452	38,690	29,315
Total operating costs and expenses	48,917	45,800	97,559	87,823
Income from operations	7,585	6,636	3,757	10,620
Other income (expenses):
Interest income	831	956	1,833	2,057
Interest expense	(180)	(1,837)	(911)	(4,014)
Other income	9	410	139	769
Total other income (expenses), net	660	(471)	1,061	(1,188)
Net income before income taxes	$8,245	$6,165	$4,818	$9,432
Income tax expense	(56)	(310)	(382)	(603)
Net income	$8,189	$5,855	$4,436	$8,829
Net income per share of common stock—basic	$0.16	$0.12	$0.09	$0.18
Net income per share of common stock—diluted	$0.16	$0.12	$0.08	$0.18
Weighted-average shares of common stock outstanding—basic	50,939,946	49,700,217	50,892,800	49,648,246
Weighted-average shares of common stock outstanding—diluted	52,596,589	50,144,704	52,278,925	50,003,709

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$8,189	$5,855	$4,436	$8,829
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax of $0	(14)	(3)	(81)	(20)
Comprehensive income	$8,175	$5,852	$4,355	$8,809

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Three Months Ended June 30, 2026
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at March 31, 2026	50,879,204	$5	1,415,970	(31)	(1,287,528)	128,416
Stock-based compensation	—	—	1,953	—	—	1,953
Shares issued or restricted stock units vested under employee stock plans	223,483	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(14)	—	(14)
Net income	—	—	—	—	8,189	8,189
Balance at June 30, 2026	51,102,687	$5	$1,417,923	$(45)	$(1,279,339)	$138,544

For the Three Months Ended June 30, 2025
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at March 31, 2025	49,615,174	$5	$1,409,026	$(11)	$(1,311,912)	97,108
Stock-based compensation	—	—	1,628	—	—	1,628
Shares issued or restricted stock units vested under employee stock plans	277,551	—	130	—	—	130
Unrealized loss on available-for-sale securities	—	—	—	(3)	—	(3)
Net income	—	—	—	—	5,855	5,855
Balance at June 30, 2025	49,892,725	$5	$1,410,784	$(14)	$(1,306,057)	$104,718

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Six Months Ended June 30, 2026
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2025	50,408,023	$5	$1,414,074	$36	$(1,283,775)	$130,340
Stock-based compensation	—	—	3,849	—	—	3,849
Shares issued or restricted stock units vested under employee stock plans	694,664	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(81)	—	(81)
Net income	—	—	—	—	4,436	4,436
Balance at June 30, 2026	51,102,687	$5	$1,417,923	$(45)	$(1,279,339)	$138,544

For the Six Months Ended June 30, 2025
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2024	49,105,834	$5	$1,407,000	$6	$(1,314,886)	$92,125
Stock-based compensation	—	—	3,654	—	—	3,654
Shares issued or restricted stock units vested under employee stock plans	786,891	—	130	—	—	130
Unrealized loss on available-for-sale securities	—	—	—	(20)	—	(20)
Net income	—	—	—	—	8,829	8,829
Balance at June 30, 2025	49,892,725	$5	$1,410,784	$(14)	$(1,306,057)	$104,718

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$4,436	$8,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,100	5,559
Stock-based compensation	3,849	3,654
Provision for credit loss recovery	—	(149)
Loss on disposal of property and equipment	6	—
Changes in operating assets and liabilities:
Accounts receivable, net	19,594	6,250
Inventory, net	(7,809)	133
Prepaid expenses and other	101	477
Other current assets	57	18
Accounts payable	(1,951)	(85)
Operating lease assets and liabilities, net	(253)	(919)
Accrued expenses and other	(5,043)	(4,999)
Post-marketing commitment liability	(1,047)	(1,074)
Net cash provided by operating activities	17,040	17,694
Investing activities:
Purchase of property and equipment	—	(81)
Purchase of available-for-sale securities	(46,429)	(34,420)
Maturity of available-for-sale securities	56,875	24,784
Net cash provided by (used by) investing activities	10,446	(9,717)
Financing activities:
Net proceeds from shares issued under employee stock plans	—	130
Payment of debt	(22,230)	(22,220)
Payment of exit costs	(445)	(444)
Net cash used in financing activities	(22,675)	(22,534)
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,811	(14,557)
Cash, cash equivalents and restricted cash, beginning of period	31,726	71,310
Cash, cash equivalents and restricted cash, end of period	36,537	56,753

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases in accounts payable	$—	$10
Supplemental disclosure of cash flow information:
Interest paid	$760	$3,532
Income taxes paid	$624	$1,030

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation:

Business and Liquidity:

Puma Biotechnology, Inc., (the “Company”) is a biopharmaceutical company based in Los Angeles, California that develops and commercializes innovative products to enhance cancer care and improve treatment outcomes for patients. The Company is currently commercializing NERLYNX®, an oral version of neratinib (“NERLYNX”), for the treatment of HER2-positive breast cancer. Additionally, the Company in-licensed, and is responsible for the global development and commercialization of, alisertib. Alisertib is a selective, small molecule inhibitor of Aurora Kinase A that is designed to disrupt mitosis leading to apoptosis of rapidly proliferating tumor cells dependent on Aurora Kinase. The Company believes alisertib has potential application in the treatment of a range of different cancer types, including hormone receptor-positive breast cancer, triple-negative breast cancer, and small cell lung cancer.

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

The Company has incurred significant operating losses since its inception. While the Company has reported net income, the Company cannot ensure that it will continue to do so and will need to continue to generate significant revenue to sustain operations and successfully commercialize neratinib. In 2017, the Company received U.S. Food and Drug Administration (“FDA”) approval for its first product, NERLYNX® (neratinib), formerly known as PB272 (neratinib, oral), for the extended adjuvant treatment of adult patients with early stage HER2-overexpressed/amplified breast cancer following adjuvant trastuzumab-based therapy. Following FDA approval in July 2017, NERLYNX became available by prescription in the United States, and the Company commenced commercialization.

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

The Company has entered into other exclusive sub-license agreements with various parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved, in many regions outside the United States, including Europe (excluding Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, Russia and various countries and territories in Central America, South America, Africa, and the Middle East. The Company plans to continue to pursue commercialization of NERLYNX in other countries outside the United States, if approved.

In September 2022, the Company entered into an exclusive license agreement with a subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of Aurora Kinase A. Alisertib is an adenosine triphosphate–competitive and reversible inhibitor of Aurora Kinase A and results in disruption of mitosis, leading to apoptosis of rapidly proliferating tumor cells that are dependent on Aurora Kinase A. Alisertib has been tested in clinical trials in patients with metastatic cancers, including breast cancer, small cell lung cancer, head and neck cancer, ovarian cancer, peripheral T-cell lymphoma and acute myeloid leukemia. Under the terms of the exclusive license agreement, the Company assumed sole responsibility for the global development and commercialization of alisertib. The Company paid Takeda an upfront license fee of $7.0 million in October 2022, and Takeda is eligible to receive potential future milestone payments of up to $287.3 million upon the Company’s achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. As of  June 30, 2026, no milestones had been accrued as the underlying contingencies were not probable.

The Company has reported net income of approximately $4.4 million and cash provided by operations of approximately $17.0 million for the six months ended June 30, 2026. The Company’s commercialization, research and development or marketing efforts  may require funding in addition to the cash and cash equivalents and marketable securities totaling approximately $93.9 million at  June 30, 2026.

The Company believes that its existing cash and cash equivalents and marketable securities as of  June 30, 2026 and proceeds that are expected to become available to the Company through product sales and sub-license payments are sufficient to satisfy its operating cash needs for at least one year after the filing of the Quarterly Report on Form 10-Q in which these financial statements are included. The Company continues to remain dependent, in part, on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib in the United States. On May 4, 2026, the Company paid $11.5 million to Athyrium Opportunities IV Co-Invest 1 LP ("Athyrium"), consisting of principal, interest and exit fees due under the 2021 Note Purchase Agreement. This payment was made ahead of the maturity date of July 23, 2026, reduced the principal balance outstanding under the Athyrium Notes to zero and terminated all remaining obligations of the Company under the 2021 Note Purchase Agreement, other than customary continuing indemnification obligations. While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future. The Company’s ability to obtain funding  may be adversely impacted by uncertain market and economic conditions, including the Company’s success in commercializing neratinib and unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time.

Since its inception through  June 30, 2026, the Company’s financing has consisted primarily of proceeds from product, royalty and license revenue, public offerings of its common stock, private equity placements, and various debt instruments.

In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of its consolidated financial position as of  June 30, 2026. Such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of  December 31, 2025 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the audited annual financial statements. The condensed consolidated results of operations for the quarter ended  June 30, 2026 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending  December 31, 2026.

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

On April 2, 2026, the U.S. government issued a proclamation under Section 232 of the Trade Expansion Act of 1962, imposing a 100% ad valorem duty, subject to specified exclusions, on the import of patented pharmaceutical products listed in the FDA’s Orange Book or Purple Book, as well as their associated active pharmaceutical ingredients (“APIs”). A reduced 20% rate is available to companies with onshoring plans approved by the U.S. Secretary of Commerce, although this reduced rate is scheduled to increase to 100% over a four-year period. These tariffs become effective on July 31, 2026 for certain large companies and will become effective on September 29, 2026 for all other companies. The potential impact of the proclamation on the Company, including any indirect effect, remains uncertain and under review.

Note 2—Significant Accounting Policies:

The significant accounting policies followed in the preparation of these unaudited consolidated financial statements are as follows:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting:

Management has determined that the Company operates in one reporting segment, which is the development and commercialization of innovative products to enhance cancer care. The Company derives its global product, license, and royalty revenue through the sales of NERLYNX®. The majority of the Company's royalty revenue is derived from its sub-licensee sales into China. The accounting policies of this operating segment are the same as those described below in Note 2—Significant Accounting Policies.

The Company's Chief Operating Decision Maker (“CODM”) is its President, Chief Executive Officer and Chairman of the Board, Alan H. Auerbach. The CODM primarily uses the Company's Consolidated Statement of Operations and related revenues, expenses, and net income in evaluating the performance of the single operating segment and determining how to allocate resources of the Company as a whole, including its sales force and related marketing, research and development programs, including alisertib, and licensing strategy. Consolidated revenue, expenses and net income are also used to monitor budget versus actual results.

In addition to the significant expense categories included within consolidated net income presented on the Company's Condensed Consolidated Statements of Operations, see below for disaggregated amounts that comprise operating expenses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$12,475	$12,301	22,899	$22,857
General and administrative	5,087	6,538	11,488	12,718
Commercialization	11,280	10,517	22,163	20,707
Research and development:
Clinical research and development	10,664	7,679	22,108	14,093
Medical affairs	1,141	1,631	2,480	2,784
Other research and development (1)	6,317	5,506	12,572	11,012
Operating costs and expenses	46,964	44,172	93,710	84,170
Stock-based compensation	1,953	1,628	3,849	3,654
Total operating costs and expenses	$48,917	$45,800	$97,559	$87,823

(1) Other research and development expense includes regulatory affairs, pharmacovigilance, quality assurance, chemical manufacturing, and other costs.

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

Net Income per Share of Common Stock:

Basic net income per share of common stock is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the periods presented, as required by Accounting Standards Codification (“ASC”), ASC 260, Earnings per Share. For purposes of calculating diluted net income per share of common stock, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of dilutive common stock equivalents, such as stock options, restricted stock units (“RSUs”), and warrants. A common stock equivalent is not included in the denominator when calculating diluted earnings per common share if the effect of such common stock equivalent would be anti-dilutive.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Options outstanding	1,886,584	3,865,148	1,817,407	3,993,693
Warrant outstanding	2,116,250	2,116,250	2,116,250	2,116,250
Unvested restricted stock units	0	525,067	18,816	519,545
Totals	4,002,834	6,506,465	3,952,473	6,629,488

The 2,116,250 shares underlying the warrant will not have an impact on the Company's diluted net income per share until the average market price of its common stock exceeds the exercise price of $16 per share. The warrant will expire on October 4, 2026. (see Note 10—Stockholders’ Equity).

A reconciliation of the numerators and denominators of the basic and diluted net income per share of common stock computations is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$8,189	$5,855	$4,436	$8,829
Denominator:
Weighted average common stock outstanding for basic net income per share	50,939,946	49,700,217	50,892,800	49,648,246
Net effect of dilutive common stock equivalents	1,656,643	444,487	1,386,125	355,463
Weighted average common stock outstanding for diluted net income per share	52,596,589	50,144,704	52,278,925	50,003,709
Net income per share of common stock
Basic	$0.16	$0.12	$0.09	$0.18
Diluted	$0.16	$0.12	$0.08	$0.18

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

The Company recognizes revenue from product sales when the specialty pharmacy or specialty distributor, as applicable, obtains control of the Company’s product, which occurs at a point in time (upon delivery). Product revenue is recorded net of applicable reserves for variable consideration, including discounts and allowances. The Company’s payment terms range between 10 and 68 days.

Product revenue also consists of product sales under sub-license agreements to the Company's sub-licensees, who then sell into their respective international territories.

Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods and are recorded in cost of sales.

If taxes relating to product sales should be collected from customers and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the six months ended June 30, 2026 and 2025.

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

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not likely occur in a future period for the estimates detailed below as of  June 30, 2026, and, therefore, the transaction price was not reduced further during the quarter ended  June 30, 2026. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Product Returns:

Consistent with industry practice, the Company offers the specialty pharmacies and specialty distributors that are its customers limited product return rights for damaged and expiring product, provided it is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as a reduction to accounts receivables, net on the consolidated balance sheets. The Company currently estimates product returns using its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company has had an insignificant number of returns to date and believes that returns of its products will continue to be minimal.

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

Government Rebates:

The Company is subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue, net, and the establishment of a current liability, which is included in accrued expenses on the condensed consolidated balance sheets. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimates of future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.

Payor Rebates:

The Company contracts with certain private payor organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of its products. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue, net, and the establishment of a current liability, which is included in accrued expenses on the consolidated balance sheets.

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

As of  June 30, 2026, the total potential milestone payments that would be due to the Company upon achievement of all respective performance obligations under the sub-license agreements is approximately $579.8 million. At this time, the Company cannot estimate if or when these milestone-related performance obligations might be achieved.

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

Legal Contingencies and Expense:

For legal contingencies, the Company accrues a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Legal fees and expenses are expensed as incurred based on invoices or estimates provided by legal counsel. The Company periodically evaluates available information, both internal and external, relative to such contingencies and adjusts the accrual, as necessary. The Company determines whether a contingency should be disclosed by assessing whether a material loss is deemed reasonably possible. In determining whether a loss should be accrued, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss (see Note 12—Commitments and Contingencies).

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

In instances where the Company enters into agreements with third parties for clinical trials and other consulting activities, upfront amounts are recorded to prepaid expenses and other in the accompanying consolidated balance sheets and expensed as services are performed or as the underlying goods are delivered. If the Company does not expect the services to be rendered or goods to be delivered, any remaining capitalized amounts for non-refundable upfront payments are charged to expense immediately. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

Costs related to the acquisition of technology rights and patents for which development work is still in process are charged to operations as incurred and considered a component of research and development costs.

Stock-Based Compensation:

Stock Option Awards:

ASC Topic 718, Compensation—Stock Compensation (“ASC 718”) requires the fair value of all share-based payments to employees and non-employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. Under ASC 718, employee and non-employee option grants are generally valued at the grant date and those valuations do not change once they have been established. The fair value of each option award is estimated on the grant date using the Black-Scholes Option Pricing Method. The Company’s estimate of expected volatility is based on its average volatility using its expected life, or approximately the last six years of publicly traded history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. Option forfeitures are estimated when the option is granted to reduce the option expense to be recognized over the life of the award. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools, actual forfeiture experience, and other factors. The option expense is adjusted upon the actual forfeiture of a stock option grant, and the Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Due to its limited history of stock option exercises, the Company uses the simplified method to determine the expected life of the option grants. Compensation expense related to modified stock options is measured based on the fair value for the awards as of the modification date. Any incremental compensation expense arising from the excess of the fair value of the awards on the modification date compared to the fair value of the awards immediately before the modification date is recognized at the modification date or ratably over the requisite service period, as appropriate.

Restricted Stock Units:

RSUs are valued on the grant date and the fair value of the RSUs is equal to the market price of the Company’s common stock on the grant date. The RSU expense is recognized over the requisite service period. When the requisite service period begins prior to the grant date (because the service inception date occurs prior to the grant date), the Company is required to begin recognizing compensation cost before there is a measurement date (i.e., the grant date). The service inception date is the beginning of the requisite service period. If the service inception date precedes the grant date, accrual of compensation cost for periods before the grant date shall be based on the fair value of the award at the reporting date. In the period in which the grant date occurs, cumulative compensation cost shall be adjusted to reflect the cumulative effect of measuring compensation cost based on fair value at the grant date rather than the fair value previously used at the service inception date (or any subsequent reporting date). RSU forfeitures are estimated when the RSU is granted to reduce the RSU expense to be recognized over the life of the award. The estimated forfeiture rate considers historical employee turnover rates stratified into employee pools, actual forfeiture experience, and other factors. The RSU expense is adjusted upon the actual forfeiture of an RSU grant and the Company periodically revises the estimated forfeiture rate in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to modified RSUs is measured based on the fair value for the awards as of the modification date. Any incremental compensation expense arising from the excess of the fair value of the awards on the modification date compared to the fair value of the awards immediately before the modification date is recognized at the modification date or ratably over the requisite service period, as appropriate.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of  June 30, 2026, the Company’s uncertain tax positions include a reserve for its research and development credits.

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

Restricted Cash:

Restricted cash represents cash held at financial institutions that is pledged as collateral for stand-by letters of credit for office leases. The lease-related letters of credit were terminated, and the related cash collateral was released, during the six months ended June 30, 2026. At each of the periods ended  June 30, 2026 and  December 31, 2025, the Company had restricted cash of approximately $0.0 million and $2.1 million, respectively.

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

Following are the major categories of assets measured at fair value on a recurring basis as of  June 30, 2026, and  December 31, 2025, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

June 30, 2026	Level 1	Level 2	Level 3	Total
Cash Equivalents	$10,994	$18,393	$—	$29,387
U.S. Government Securities	21,814	12,183	—	33,997
Corporate Bonds	—	6,408	—	6,408
Commercial Paper	—	16,961	—	16,961
	$32,808	$53,945	$—	$86,753

December 31, 2025	Level 1	Level 2	Level 3	Total
Cash Equivalents	$5,060	$18,710	$—	$23,770
U.S. Government Securities	27,903	14,873	—	42,776
Corporate Bonds	—	6,865	—	6,865
Commercial Paper	—	18,252	—	18,252
Totals	$32,963	$58,700	$—	$91,663

The Company’s investments in commercial paper, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
June 30, 2026	(in years)	Cost	Gains	Losses	Fair Value
Cash Equivalents		$29,387	$—	$—	$29,387
U.S. Government Securities	Less than 1	34,030	—	(33)	33,997
Corporate Bonds	Less than 1	6,411	—	(3)	6,408
Commercial Paper	Less than 1	16,970	—	(9)	16,961
Totals		$86,798	$—	$(45)	$86,753

	Maturity	Amortized	Unrealized		Estimated
December 31, 2025	(in years)	Cost	Gains	Losses	Fair Value
Cash Equivalents		$23,772	$—	$(2)	$23,770
U.S. Government Securities	Less than 1	42,739	37	—	42,776
Corporate Bonds	Less than 1	6,866	1	(2)	6,865
Commercial Paper	Less than 1	18,250	3	(1)	18,252
Totals		$91,627	$41	$(5)	$91,663

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, marketable securities, and accounts receivable, net. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at  June 30, 2026 were approximately $35.3 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

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

The Company relies exclusively on third parties to formulate and manufacture NERLYNX and its drug candidates. The commercialization of NERLYNX and any other drug candidates, if approved, could be stopped, delayed, or made less profitable if those third parties fail to provide sufficient quantities of product or fail to do so at acceptable quality levels or prices. The Company has no experience in drug formulation or manufacturing and does not intend to establish its own manufacturing facilities. The Company lacks the resources and expertise to formulate or manufacture NERLYNX and other drug candidates. While the drug candidates were developed by Pfizer, both the drug substance and drug product are manufactured by third-party contractors. The Company is using the same third-party contractors to manufacture, supply, store and distribute drug supplies for clinical trials and the commercialization of NERLYNX. If the Company is unable to continue its relationships with one or more of these third-party contractors, it could experience delays in the development or commercialization efforts as it locates and qualifies new manufacturers. The Company intends to rely on one or more third-party contractors to manufacture the commercial supply of drugs.

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

The Company capitalizes inventory costs associated with the Company’s products after regulatory approval, if any, when, based on management’s judgment, future commercialization is considered probable, and the future economic benefit is expected to be realized. Inventory that can be used in either the production of clinical or commercial product is recorded as research and development expense when selected for use in a clinical trial. Starter kits, provided to patients prior to insurance approval, are expensed by the Company to selling, general and administrative expense as incurred. Of the total inventory amounts noted below, approximately $13.2 million is located at contract manufacturing organizations in Europe as of  June 30, 2026.

The Company’s inventory balances are as follows:

	June 30, 2026	December 31, 2025
Raw materials	$10,476	$3,212
Work-in-process	1,794	1,343
Finished goods	1,054	960
Total inventories	$13,324	$5,515

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

The Company reviews its long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as required by ASC Topic 360, Property, Plant, and Equipment (“ASC 360”). The Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows over the life of the asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would then determine the fair value of the long-lived asset and recognize an impairment loss for the amount in excess of the carrying value. No impairments were recorded during the three months ended  June 30, 2026 and 2025.

Leases:

ASC Topic 842, Leases requires lessees to recognize most leases on the balance sheet with a corresponding right-of-use asset (“ROU asset”). ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. ROU assets are evaluated for impairment using the long-lived assets impairment guidance, as required by ASC 360. A significant indication of impairment of an ROU asset would include a change in the extent or manner in which the asset is being used. The Company must make assumptions that underlie the most significant and subjective estimates in determining whether any impairment exists. Those estimates, and the underlying assumptions, include estimates of future cash flow utilizing market lease rates and determination of fair value. If an ROU asset related to an operating lease is impaired, the carrying value of the ROU asset post-impairment should be amortized on a straight-line basis through the earlier of the end of the useful life of the ROU asset or the end of the lease term. Post impairment, a lessee must calculate the amortization of the ROU asset and interest expense on the lease liability separately, although the sum of the two continues to be presented as a single lease cost. If a lease is planned to be abandoned with no intention of subleasing, the ROU asset should be assessed for impairment.

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

The incremental borrowing rate (“IBR”) represents the rate of interest the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. As the implicit rate on the Company’s leases is not readily determinable, the Company uses its IBR based on the information available at the commencement date in determining the present value of lease payments. The Company’s average IBR for existing leases as of  June 30, 2026 is 12.4%.

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

Note 3—Accounts Receivable, Net:

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Trade accounts receivable	$30,952	$38,146
Royalty revenue receivable	3,108	15,508
Total accounts receivable	$34,060	$53,654

Trade accounts receivable consist entirely of amounts owed from the Company’s customers related to product sales. Royalty revenue receivable represents amounts owed related to royalty revenue recognized based on the Company’s sub-licensees’ sales in their respective territories in the periods ended  June 30, 2026 and  December 31, 2025.

For all accounts receivable, the Company recognizes credit losses based on lifetime expected losses to selling, general and administrative expense in the condensed consolidated statements of operations. In determining estimated credit losses, the Company evaluates its historical loss rates, current economic conditions, and reasonable and supportable forecasts of future economic conditions. The Company recorded a recovery to the provision for credit loss of $0.0 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively. The Company recorded a recovery to the provision of credit loss of $0.0 million and $0.1 million for six months ended June 30, 2026 and 2025, respectively.

Note 4—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Current:
CRO services	$37	$37
Other clinical development	355	324
Insurance	606	1,128
Professional fees	638	381
Prepaid Taxes	359	117
Other	1,591	1,655
	3,586	3,642
Long-term:
CRO services	194	52
Insurance	14	8
Other clinical development	97	101
Other	2,484	2,673
	2,789	2,834
Totals	$6,375	$6,476

Other current prepaid amounts consist primarily of deposits, signing bonuses, licenses, subscriptions and software. Other long-term prepaid amounts consist primarily of funding for commercial copay support programs.

Note 5—Leases:

In December 2011, the Company entered into a non-cancelable operating lease for office space in Los Angeles, California, which was subsequently amended in November 2012, December 2013, March 2014, July 2015 and  December 2017. The initial term of the lease was for seven years and commenced on December 10, 2011. Concurrent with the execution of the lease, the Company provided the landlord an automatically renewable stand-by letter of credit in the amount of $1.0 million. The stand-by letter of credit was collateralized by a high-yield savings account, which was classified as restricted cash, current, until March 31, 2026, when the lease was amended to remove the stand-by letter of credit requirement. In July 2025, the Company executed an amendment to its office space in Los Angeles, California to surrender certain suites effective March 31, 2026 and extend the lease term for the remaining 26,700 rentable square feet for an additional five years and five months through August 31, 2031. Base rent escalates annually and is abated from April 2026 through August 2026. Lease payments also include variable charges for the Company’s proportionate share of building operating expenses and real estate taxes based on a 2026 base year. The Company has the option to renew such lease for an additional five year term. Management determined that the renewal option is not reasonably certain to occur.

In June 2012, the Company entered into a long-term lease agreement for office space in South San Francisco, California, which was subsequently amended in May 2014 and July 2015. As amended, the Company rented approximately 29,470 square feet. The term of this lease expired on  March 31, 2026. The Company provided the landlord an automatically renewable stand-by letter of credit in the amount of $1.1 million. The stand-by letter of credit was collateralized by a high-yield savings account, which was classified as restricted cash, current until 60 days after the expiration of the lease. The 60-day period lapsed, and the letter of credit was released during the three months ended June 30, 2026.

Total rent expense for the three months ended June 30, 2026 and 2025 was approximately $0.3 million and $1.0 million, respectively. Total rent expense for the six months ended June 30, 2026 and 2025, was approximately $1.4 million and $2.2 million, respectively. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. The Company’s office leases generally have contractually specified minimum rent and annual rent increases that are included in the measurement of the ROU asset and related lease liability. Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance, and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in selling, general and administrative costs in the condensed consolidated statements of operations when they are incurred.

Supplemental cash flow information related to leases for the six months ended June 30, 2026:
Operating cash flows used for operating leases (in thousands)	$1,646
Weighted-average remaining lease term (in years)	5.2
Weighted average discount rate	12.4%

Future minimum lease payments as of  June 30, 2026 were as follows (in thousands):

Amount
2026	$406
2027	1,248
2028	1,292
2029	1,337
2030	1,384
2031	951
Total minimum lease payments	$6,618
Less: imputed interest	(1,801)
Total lease liabilities	$4,817

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

The Company recorded no operating sublease income for the three months ended June 30, 2026 and $0.2 million for the three months ended June 30, 2025, and $0.2 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively, in other income (expenses) in the condensed consolidated statements of operations.

Note 6—Property and Equipment, Net:

Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Leasehold improvements	$1,696	$2,549
Computer equipment	406	761
Furniture and fixtures	910	1,475
Total property and equipment	3,012	4,785
Less: accumulated depreciation	(2,909)	(4,598)
Property and equipment, net	$103	$187

For the three months ended June 30, 2026 and 2025, the Company incurred nominal depreciation expense for the three months ended June 30, 2026 and $0.1 million for the three months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, the Company incurred depreciation expense of $0.1 million and $0.2 million, respectively.

Note 7—Intangible Assets, Net:

Intangible assets, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Acquired and in-licensed rights	$102,500	$102,500
Less: accumulated amortization	(65,978)	(61,108)
Total intangible assets, net	$36,522	$41,392

For the three months ended June 30, 2026 and 2025, the Company incurred amortization expense of $2.4 million in each period. For the six months ended June 30, 2026 and 2025, the Company incurred amortization expense of $4.9 million in each period. The estimated remaining useful life of the intangible assets as of  June 30, 2026 is 3.8 years.

As of  June 30, 2026, estimated future amortization expense related to the Company’s intangible assets is approximately $4.9 million for the remainder of 2026 and $9.7 million for each year starting 2027 through 2029, and $2.4 million for 2030.

Note 8—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Current:
Accrued royalties	$9,328	$15,858
Accrued CRO services	6,968	3,793
Accrued variable consideration	16,966	14,215
Accrued bonus	3,730	8,377
Accrued compensation	5,407	5,797
Accrued other clinical development	700	567
Accrued professional fees	956	132
Accrued legal fees	236	990
Accrued manufacturing costs	592	93
Other	247	209
Totals	$45,130	$50,031

Accrued variable consideration represents estimates of adjustments to product revenue, net for which reserves are established. Accrued royalties represent royalties incurred in connection with the Company’s license agreement with Pfizer. Accrued CRO services, accrued other clinical development expenses, and accrued legal fees represent the Company’s estimates of such costs and are recognized as incurred. Accrued compensation includes severance, commissions, and vacation.

Note 9—Debt:

Long term debt consisted of the following (in thousands):

	June 30, 2026	Maturity Date
Total debt, inclusive of $2.0 million exit payment	$102,000	July 23, 2026
Less: unamortized debt issuance costs and discounts	—
Less: current portion	—
Less: debt repayment	(102,000)
Total long-term debt, net	$—

Athyrium Note Purchase Agreement:

The Company issued senior notes for an aggregate principal amount of $100.0 million pursuant to a note purchase agreement dated July 23, 2021 by the Company, and its subsidiary, and Athyrium, as Administrative Agent, and certain other investor parties (the “Note Purchase Agreement”), with an initial maturity date of July 23, 2026 (the “Athyrium Notes”). The Athyrium Notes were issued for face amount of $100.0 million net of an original issue discount of $1.5 million. The Athyrium Notes also required a 2.0% exit payment to be made on each payment of principal. The borrowings under the Athyrium Notes, together with cash on hand, were used to repay the Company’s outstanding indebtedness, including the applicable exit and prepayment fees owed to lenders under its prior credit facility with Oxford. The Athyrium Notes were secured by substantially all of the Company’s assets. The Company incurred $1.9 million of deferred financing costs with the initial borrowing of the Athyrium Notes.

Interest on the Athyrium Notes was calculated in part based on the Secured Overnight Financing Rate (“SOFR”), which replaced the “London Interbank Offered Rate” as the floating benchmark for interest rate calculations applicable to the Athyrium Notes pursuant to the terms of the Third Amendment to Note Purchase Agreement dated as of  September 16, 2022 (the “Third Amendment”). The modification of the Note Purchase Agreement pursuant to the Third Amendment did not meet the requirements of a debt extinguishment under ASC Topic 470-50—Debt Modifications and Exchanges and no gain or loss was recognized. The Company performed a quantitative analysis and determined that the terms of the new debt and original debt instrument were not substantially different. Accordingly, the Third Amendment was accounted for as a debt modification.

Following the effectiveness of the Third Amendment, the Athyrium Notes bore interest at an annual rate equal to the sum of (a) eight percent (8.00%) plus (b) the lesser of (i) the sum of (x) three-month term SOFR for an interest period of three months plus (y) 0.26161% (26.161 basis points) and (ii) three and one-half of one percent (3.50%) per annum. Interest was payable quarterly on the last business day of March, June, September, and December each year. In the second quarter of 2024, the Company began paying principal payments required to be made quarterly at 11.11% of the original face amount. Each principal payment also included a 2.0% exit payment. Each quarterly principal payment approximated $11.1 million, and each quarterly exit fee payment approximated $0.2 million. Immediately prior to repayment described below, the effective interest rate for the Athyrium Notes was 12.99%.

On May 4, 2026, the Company paid $11.5 million to Athyrium Opportunities IV Co-Invest 1 LP, consisting of principal, interest and exit fees due under the 2021 Note Purchase Agreement. This payment was made ahead of the maturity date of July 23, 2026, reduced the principal balance outstanding under the Athyrium Notes to zero and terminated all remaining obligations of the Company under the 2021 Note Purchase Agreement, other than customary continuing indemnification obligations.

Debt Issuance Costs and Discounts:

Debt issuance costs and discounts consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Debt issuance costs and discounts (Athyrium Notes)	$5,410	$5,410
Less: accumulated amortization	(5,410)	(5,258)
Included in current portion of debt	$—	$152

Debt issuance costs and discounts are financing costs related to the Company’s outstanding debt. Amortization of debt issuance costs is expensed using the effective interest method and is included in interest expense in the condensed consolidated statement of operations. The Company recorded nominal amounts of interest expense for the thee months ended June 30, 2026, and $0.1 million of interest expense for the six months ended June 30, 2026. For three and six months ended June 30, 2025, the Company recorded approximately $0.1 million and $0.3 million of interest expense, respectively.

Note 10—Stockholders’ Equity:

Common Stock:

The Company issued 0 shares and 55,882 shares of common stock upon exercise of stock options during the six months ended June 30, 2026 and 2025, respectively. The Company issued 694,664 and 731,009 shares of common stock upon vesting of RSUs during the six months ended June 30, 2026 and 2025, respectively.

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

On June 11, 2026, the Company held the 2026 Annual Meeting of Stockholders, and the Company’s stockholders did not approve an amendment to the terms of the Auerbach Warrant, to extend its term from October 4, 2026 until October 4, 2028.

Stock Options and Restricted Stock Units:

The Company’s 2011 Plan, as amended, was adopted by the Company’s Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers, and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years and the awards generally vest over a two-year period. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. On April 1, 2021, the Board of Directors adopted an amendment to the 2011 Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder by 2,000,000 shares. The amendment was approved by the Company's stockholders on June 15, 2021. On June 18, 2024, the stockholders of the Company approved an amendment to the Company’s 2011 Plan, increasing the number of authorized shares of the Company’s common stock, par value $0.0001 per share, that may become issuable under the 2011 Plan by 3,000,000 shares and extending the period during which incentive stock options may be granted. As of  June 30, 2026, a total of 17,529,412 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

All of the options awarded by the Company have been “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107—Share Based Payment. As of  June 30, 2026, 5,061,725 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2011 Plan and 2,123,279 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees and nonemployees was estimated using the Black-Scholes Option Pricing Method (see Note 2—Significant Accounting Policies) with the following weighted-average assumptions used during the six months ended June 30, 2026:

	2026	2025
Dividend yield	0.0%	0.0%
Expected volatility	74.1%	81.5%
Risk-free interest rate	3.7%	4.4%
Expected life in years	5.54	5.55

The Company’s 2017 Plan, as amended, was adopted by the Company’s Board of Directors on April 27, 2017. Pursuant to the 2017 Plan, the Company may grant stock options and RSUs, as well as other forms of equity-based compensation, to employees as an inducement to join the Company. The maximum term of stock options granted under the 2017 Plan is 10 years and the awards generally vest over a two-year period. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. On July 15, 2021, the Board of Directors adopted an amendment to the 2017 Plan to increase the number of shares of the Company’s common stock reserved for issuance thereunder by 1,000,000 shares. As of  June 30, 2026, a total of 452,146 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2017 Plan and 1,196,018 shares of the Company’s common stock are available for future issuance under the 2017 Plan.

Stock-based compensation expense was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Stock-based compensation:
Options:
Selling, general, and administrative	$249	$235	$495	$545
Research and development	55	46	109	93
Restricted stock units:
Selling, general, and administrative	930	757	1,823	1,682
Research and development	719	590	1,422	1,334
Total stock-based compensation expense	$1,953	$1,628	$3,849	$3,654

Activity with respect to options granted under the 2011 Plan and 2017 Plan is summarized as follows:

Stock Option Roll Forward:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	3,217,289	$16.13
Granted	364,336	6.68
(Expired)	(118,292)	(34.57)
Outstanding at June 30, 2026	3,463,333	$14.51	5.6	$7,535
Vested and expected to vest at June 30, 2026	3,463,333	$14.51	5.6	$7,535
Exercisable	2,885,850	$16.37	4.8	$5,878

At  June 30, 2026, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $1.4 million, which is expected to be recognized over a weighted-average period of 1.4 years. At  June 30, 2026, the total estimated unrecognized employee compensation cost related to non-vested RSUs was approximately $9.0 million, which is expected to be recognized over a weighted-average period of 1.5 years. The weighted-average grant date fair value of options granted during the six months ended June 30, 2026 and 2025 was $4.37 and $1.95 per share, respectively. The weighted-average grant date fair value of RSUs awarded during the six months ended June 30, 2026 and 2025 was $6.87 and $3.31 per share, respectively.

Restricted Stock Unit Roll Forward:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested shares at December 31, 2025	1,334,973	$3.88
Granted	1,445,400	$6.87
(Forfeited)	(38,425)	$5.69
(Vested)	(694,664)	$4.31
Nonvested shares at June 30, 2026	2,047,284	$5.82

Note 11—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer-matching contributions of approximately $1.1 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively.

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

License Agreements:

Pfizer License Agreement

In August 2011, the Company entered into an agreement pursuant to which Pfizer agreed to grant it a worldwide license for the development, manufacture, and commercialization of PB272 (neratinib, oral), PB272 (neratinib, intravenous) and PB357, and certain related compounds. The license is exclusive with respect to certain patent rights owned by or licensed to Pfizer. Under the agreement, the Company is obligated to commence a new clinical trial for a product containing one of these compounds within a specified period of time and to use commercially reasonable efforts to complete clinical trials and to achieve certain milestones as provided in a development plan. From the closing date of the agreement through December 31, 2011, Pfizer continued to conduct the existing clinical trials on behalf of the Company at Pfizer’s sole expense. At the Company’s request, Pfizer agreed to continue to perform certain services in support of the existing clinical trials at the Company’s expense. These services would continue through the completion of the transitioned clinical trials. The license agreement “capped” the out-of-pocket expense the Company would incur to complete the then existing clinical trials. All agreed upon costs incurred by the Company above the “cost cap” would be reimbursed by Pfizer. The Company exceeded the “cost cap” during the fourth quarter of 2012. In accordance with the license agreement, the Company billed Pfizer for agreed upon costs above the “cost cap” until December 31, 2013.

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

Takeda License Agreement

In September 2022, the Company entered into an exclusive license agreement with Takeda to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of Aurora Kinase A. Under the terms of the exclusive license agreement, the Company will assume sole responsibility for the global development and commercialization of alisertib. Takeda received an upfront license fee of $7.0 million in October 2022 and is eligible to receive potential future milestone payments of up to $287.3 million upon the Company’s achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. No milestones were achieved as of  June 30, 2026.

Legal Proceedings:

The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Legal accruals are adjusted as developments warrant.

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

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ‘314 patent”) and 10,596,162 (“the ‘162 patent”) (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ‘314 and ‘162 patents. The Company is an exclusive licensee of the ‘314 and ‘162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of unclean hands and patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. A Markman Hearing was conducted on March 17, 2023, and the Court issued its claim construction decision on March 29, 2023. Fact discovery closed on May 19, 2023, and expert discovery closed on November 17, 2023. The Court denied the parties’ respective motions for summary judgment and Daubert motions, other than to clarify that Plaintiffs’ damages cannot extend to any time period before the asserted patents were issued. The Court granted AstraZeneca’s motion to dismiss the Company as a Plaintiff on constitutional standing grounds but denied the motion to dismiss Wyeth as a Plaintiff on constitutional standing grounds. On April 29, 2024, the Court granted AstraZeneca’s motion to dismiss AstraZeneca’s counterclaims against the Company, which removed the Company from the case. Wyeth remained in the case as a Plaintiff and counterclaim defendant. Under the Company’s worldwide exclusive license agreement with Pfizer, Inc. (the parent of Wyeth) as amended, the Company also maintains contractual rights to recover monetary damages in the AstraZeneca litigation, and those contractual rights are unaffected by the court’s March 18, 2024 and April 29, 2024 orders. A jury trial was held May 13-17, 2024. The jury found in favor of Wyeth and against AstraZeneca. In particular, the jury found that use of Tagrisso® according to each of the three FDA-approved indications infringes the asserted claims of the ‘314 and ‘162 patents, and that AstraZeneca induces that infringement. The jury further rejected AstraZeneca’s challenges to the validity of the patents, finding that they are not invalid. The jury awarded damages to Wyeth for past acts of infringement through December 31, 2023, in the amount of $107.5 million. A separate bench trial related to certain equitable claims and defenses raised by AstraZeneca was held before Judge Kennelly on June 20 and 25, 2024. On August 6, 2024, Judge Kennelly issued his ruling on the issues that were tried in the bench trial, finding for Wyeth and against AstraZeneca on all claims and defenses. The Court found that AstraZeneca had not proved its claim that Wyeth’s asserted patents were invalid as indefinite, or that Wyeth had committed acts that would give rise to findings of unclean hands, implied waiver, or patent misuse. AstraZeneca filed a motion challenging the jury’s verdict and requesting a new trial. Wyeth filed a motion requesting supplemental damages for past infringement from January 1, 2024, through the date of judgment; pre-and-post judgment interest, and ongoing royalties through the remaining term of the patents. Briefing on these motions from both sides was completed on July 16, 2024. On August 14, 2024, Judge Kennelly ruled on AstraZeneca’s motion challenging the jury’s verdict, granting it in part and denying it in part. The Court granted AstraZeneca’s motion for judgment as a matter of law that the '314 and '162 patents are invalid under 35 U.S.C. § 112 for lacking enablement and adequate written description as to a particular claim limitation. In all other respects, the Court denied AstraZeneca’s motion. The Court entered its final and appealable judgment accordingly. The Company respectfully disagrees with the Court’s ruling regarding invalidity with respect to the particular claim limitation. Wyeth filed a notice of appeal on September 12, 2024, appealing the District Court’s judgment as a matter of law, as well as other rulings and opinions of the Court adverse to Wyeth. On December 18, 2024, Wyeth filed its opening brief. On March 13, 2025, AstraZeneca filed its response brief. On March 20, 2025, non-parties Regeneron Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC filed a motion for leave to file an amicus curiae brief in the Federal Circuit. The motion was granted on May 16, 2025. On June 6, 2025, Wyeth filed its reply brief and oral arguments were held on May 7, 2026. On July 9, 2026, the Federal Circuit affirmed the judgment of the Delaware District Court, holding the patent claims at issue invalid.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Unless otherwise provided in this Quarterly Report, references to the “Company,” “we,” “us,” and “our” refer to Puma Biotechnology, Inc., a Delaware corporation, together with its wholly owned subsidiary.

Overview

We are a biopharmaceutical company that develops and commercializes innovative products to enhance cancer care and improve treatment outcomes for patients. We are currently commercializing NERLYNX, an oral version of neratinib, for the treatment of certain HER2-positive breast cancers. Additionally, in 2022, we in-licensed and became responsible for the global development and commercialization of alisertib. Alisertib is a selective, small-molecule inhibitor of Aurora Kinase A that is designed to disrupt mitosis leading to apoptosis of rapidly proliferating tumor cells that are dependent on Aurora Kinase A. Prior to our licensing alisertib from Takeda, alisertib was tested in over 1,300 patients who were treated across 22 company-sponsored trials resulting in a large, well-characterized clinical safety database. Based on information in this database, we believe alisertib has potential application in the treatment of a range of different cancer types, including hormone receptor-positive breast cancer, triple-negative breast cancer, and small cell lung cancer. We intend to pursue development of alisertib initially in small cell lung cancer and hormone receptor-positive breast cancer.

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

We currently market NERLYNX in the United States using our direct specialty sales force consisting of approximately 38 sales specialists as of June 30, 2026. Our sales specialists are supported by an experienced sales leadership team consisting of regional managers and directors, as well as a commercial team of experienced professionals in marketing, access and reimbursement, managed markets, marketing research, commercial operations and sales force planning and management. Outside the United States, we seek to enter into exclusive sub-license agreements with third parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. As of June 30, 2026, NERLYNX has received approval for the treatment of certain patients with extended adjuvant or metastatic HER2-positive breast cancer in over 60 countries outside the United States. We are currently party to several sub-licenses in various regions outside the United States, including Europe (excluding Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, Russia and various countries and territories in Central America, South America, Africa and the Middle East.

In September 2022, we entered into an exclusive license agreement with Takeda Pharmaceutical Company Limited (“Takeda”) to license the worldwide research and development and commercial rights to alisertib. Alisertib is an investigational, reversible, ATP-competitive inhibitor that is designed to be highly selective for Aurora Kinase A. Inhibition of Aurora Kinase A can lead to disruption of mitotic spindle apparatus assembly, disruption of chromosome segregation, and inhibition of cell proliferation. In clinical trials to date, alisertib has shown single agent activity and activity in combination with other cancer drugs in the treatment of many different types of cancers, including hormone receptor-positive breast cancer, triple-negative breast cancer, small cell lung cancer and head and neck cancer. We initiated the ALISertib in CAncer (ALISCA® -Lung1) Phase II trial (PUMA-ALI-4201) of alisertib monotherapy for the treatment of patients with extensive stage small cell lung cancer in February 2024, and we commenced the ALISCA™ -Breast1 Phase II trial (PUMA-ALI-1201) in November 2024.

Under the terms of the exclusive license agreement, we assumed sole responsibility for the global development and commercialization of alisertib. We paid Takeda an upfront license fee of $7.0 million in October 2022, and it is eligible to receive potential future milestone payments of up to $287.3 million upon our achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. We recorded in-process research and development expense of $7.0 million during the year ended December 31, 2022 in connection with the upfront payment related to the asset acquisition. As of June 30, 2026, no milestones had been accrued as the underlying contingencies were not probable.

Our expenses to date have been related to hiring staff, commencing company-sponsored clinical trials, building out of our corporate infrastructure and, since 2017, the commercial launch of NERLYNX. Going forward, we anticipate significant expenses as we continue to develop alisertib in 2026. Accordingly, our success depends not only on the safety and efficacy of our drug candidates, but also on our ability to finance product development. To date, our major sources of working capital have been proceeds from product and license revenue, public and private offerings of our common stock, and proceeds from debt financings. We intend to satisfy our near-term liquidity requirements through a combination of our existing cash and cash equivalents and marketable securities as of June 30, 2026, and proceeds that we expect to become available to us through product sales, royalties, and sub-license milestone payments. However, this intention is based on assumptions that may prove to be wrong. Changes may occur that would consume our available capital faster than anticipated, including changes in and progress of our development activities, the impact of commercialization efforts, acquisition of additional drug candidates and changes in regulation. Some of these developments have had and may continue to have an adverse effect on our revenue.

Critical Accounting Policies

As of the date of the filing of this Quarterly Report, we believe there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2026 from our accounting policies at December 31, 2025, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Summary of Income and Expenses

Product revenue, net:

Product revenue, net consists of revenue from sales of NERLYNX. We sell NERLYNX to a limited number of specialty pharmacies and specialty distributors in the United States. We record revenue at the net sales price, which includes an estimate for variable consideration for which reserves are established. Variable consideration consists of trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, and other incentives.

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

Under our sub-license agreement covering China, the royalty rate payable to us is subject to reduction when the market share of generic versions of NERLYNX in China reaches a specified threshold. We are unable to predict with certainty when this threshold will be reached. However, we believe it is possible that the threshold could be reached, triggering the royalty rate reduction, in late 2026 or in 2027.

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

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A expenses”) consist primarily of salaries and payroll-related costs, stock-based compensation expense, professional fees, business insurance, rent, general legal activities, credit loss expense, and other corporate expenses. We expense SG&A expenses as they are incurred.

Research and development expenses:

Research and development expenses (“R&D expenses”) include costs associated with services provided by consultants who conduct and perform clinical services on our behalf and contract organizations for the manufacturing of clinical materials. During the three and six months ended June 30, 2026 and 2025, our R&D expenses consisted primarily of clinical research organization (“CRO fees”); fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our R&D expenses as they are incurred. Internal R&D expenses primarily consist of payroll-related costs and also include equipment costs, travel expenses, and supplies.

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

On April 2, 2026, the U.S. government issued a proclamation under Section 232 of the Trade Expansion Act of 1962, imposing a 100% ad valorem duty, subject to specified exclusions, on the import of patented pharmaceutical products listed in the FDA’s Orange Book or Purple Book, as well as their associated APIs. A reduced 20% rate is available to companies with onshoring plans approved by the U.S. Secretary of Commerce, although this reduced rate is scheduled to increase to 100% over a four-year period. These tariffs become effective on July 31, 2026 for certain large companies and will become effective on September 29, 2026 for all other companies. The potential impact of the proclamation on the Company, including any indirect effect, remains uncertain and under review.

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Total revenue:

Total revenue for the three months ended June 30, 2026 was approximately $56.5 million, compared to $52.4 million for the three months ended June 30, 2025. This increase in total revenue was due to an increase in product revenue, net of approximately $4.4 million, partially offset by a decrease in royalty revenue.

Product revenue, net:

Product revenue, net was approximately $53.6 million for the three months ended June 30, 2026, compared to $49.2 million for the three months ended June 30, 2025. This increase in product revenue, net, compared to the three months ended June 30, 2025, was primarily attributable to a 12.3% increase in domestic bottles sold and an increase in selling price, partially offset by a greater deduction to gross revenue for variable consideration, primarily related to higher Medicaid related deductions.

Royalty revenue:

Royalty revenue was approximately $2.9 million and $3.2 million for the three months ended June 30, 2026 and 2025. The decrease in royalty revenue was due to lower sales by our international partners.

Cost of sales:

Cost of sales was approximately $12.5 million for the three months ended June 30, 2026, compared to approximately $12.3 million for the three months ended June 30, 2025. Cost of sales was slightly higher year-over-year as sales of our product bottles were higher.

Selling, general and administrative expenses:

SG&A expenses were approximately $17.5 million for the three months ended June 30, 2026, compared to approximately $18.0 million for the three months ended June 30, 2025. SG&A expenses for the three months ended June 30, 2026 and 2025 were as follows:

Selling, general, and administrative expenses	For the Three Months Ended		Change
(in thousands)	June 30,		$	%
	2026	2025	2026/2025	2026/2025
Payroll and related costs	$8,859	$9,064	$(205)	-2.3%
Provision for credit loss recovery	—	(362)	362	-100.0%
Professional fees and expenses	4,864	4,974	(110)	-2.2%
Travel and meetings	1,522	1,357	165	12.2%
Facilities and equipment costs	310	1,132	(822)	-72.6%
Stock-based compensation	1,179	992	187	18.9%
Other	813	890	(77)	-8.7%
	$17,547	$18,047	$(500)	-2.8%

SG&A expenses decreased approximately $0.5 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily attributable to the following:

●	a decrease in payroll and related costs of approximately $0.2 million, primarily due to the departure of an executive (and related severance costs), partially offset by higher employee payroll costs and higher sales commissions.

●	a decrease in professional fees and expenses of approximately $0.1 million, primarily related to a $0.9 million reversal of a previously recorded legal accrual related to the AstraZeneca litigation, partially offset by an increase of $0.6 million in marketing and market access costs; and

●	a decrease in facilities and equipment costs of approximately $0.8 million, related to reduced rent as we amended our Los Angeles office lease with less space and terminated our San Francisco office lease as of March 31, 2026.

 Partially offset by:

●	a credit loss recovery related to the collection of accounts receivable in 2025 and no such credit loss recovery took place in 2026;

●	an increase in travel and meetings of $0.2 million due to relatively insignificant fluctuations across multiple expense categories; and

●	an increase in stock-based compensation of approximately $0.2 million, primarily related to our annual employee stock grants, and a higher stock price.

Research and development expenses:

R&D expenses were approximately $18.9 million for the three months ended June 30, 2026, compared to approximately $15.5 million for the three months ended June 30, 2025. R&D expenses for the three months ended June 30, 2026 and 2025 were as follows:

Research and development expenses	For the Three Months Ended		Change
(in thousands)	June 30,		$	%
	2026	2025	2026/2025	2026/2025
Clinical trial expense	$7,837	$5,647	$2,190	38.8%
Internal R&D	9,318	8,076	1,242	15.4%
Consultant and contractors	966	1,093	(127)	-11.6%
Stock-based compensation	774	636	138	21.7%
	$18,895	$15,452	$3,443	22.3%

R&D expenses increased by approximately $3.4 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily attributable to the following:

●	an increase in clinical trial expense of approximately $2.2 million, primarily due to increased alisertib study activity; and

●	an increase in internal R&D expense of approximately $1.2 million, primarily due to increased employee compensation, including the hiring of a new executive.

Other income (expenses):

Other income (expenses)	For the Three Months Ended		Change
(in thousands)	June 30,		$	%
	2026	2025	2026/2025	2026/2025
Interest income	$831	$956	$(125)	-13.1%
Interest expense	(180)	(1,837)	1,657	-90.2%
Other income (expense)	9	410	(401)	-97.8%
	$660	$(471)	$1,131	-240.1%

Interest income:

For the three months ended June 30, 2026, we recognized approximately $0.8 million in interest income, compared to approximately $1.0 million of interest income for the three months ended June 30, 2025. The decrease in interest income was primarily related to a lower cash balance and lower interest rates.

Interest expense:

For the three months ended June 30, 2026, we recognized approximately $0.2 million in interest expense, compared to approximately $1.8 million of interest expense for the three months ended June 30, 2025. The decrease in interest expense was primarily related to a lower debt balance as we paid down our debt principal in the three months ended June 30, 2026.

Other income:

For the three months ended June 30, 2026, we recognized approximately $0.0 million in other income, compared to approximately $0.4 million of other income for the three months ended June 30, 2025. The decrease in other income was primarily due to the termination of subleases as of March 31, 2026 and unfavorable exchange rates in Euro-denominated transactions.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Total revenue:

Total revenue for the six months ended June 30, 2026 was approximately $101.3 million, compared to $98.4 million for the six months ended June 30, 2025. This increase in total revenue was due to an increase in product revenue, net of approximately $3.2 million, partially offset by a $0.4 million decrease in royalty revenue.

Product revenue, net:

Product revenue, net was approximately $95.5 million for the six months ended June 30, 2026, compared to $92.3 million for the six months ended June 30, 2025. This increase in product revenue, net, compared to the six months ended June 30, 2025, was primarily attributable to a 6.3% increase in bottles sold and an increase in selling price, partially offset by a greater deduction to gross revenue for variable consideration, primarily related to higher Medicaid related deductions.

Royalty revenue:

Royalty revenue was approximately $5.8 million and $6.2 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $0.4 million was due to lower sales by our international partners.

Cost of sales:

.

Cost of sales was approximately $22.9 million for each of the six months ended June 30, 2026 and 2025. Cost of sales was relatively consistent with slightly higher year-over-year domestic sales, partially offset by lower sales to our international partners.

Selling, general and administrative expenses:

SG&A expenses were approximately $36.0 million for the six months ended June 30, 2026, compared to approximately $35.7 million for the six months ended June 30, 2025. SG&A expenses for the six months ended June 30, 2026 and 2025 were as follows:

Selling, general, and administrative expenses	For the Six Months Ended		Change
(in thousands)	June 30,		$	%
	2026	2025	2026/2025	2026/2025
Payroll and related costs	$17,971	$17,304	$667	3.9%
Provision for credit loss recovery	—	(149)	149	-100.0%
Professional fees and expenses	9,907	9,584	323	3.4%
Travel and meetings	2,888	2,748	140	5.1%
Facilities and equipment costs	1,405	2,341	(936)	-40.0%
Stock-based compensation	2,318	2,227	91	4.1%
Other	1,481	1,596	(115)	-7.2%
	$35,970	$35,651	$319	0.9%

SG&A expenses increased by approximately $0.3 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily attributable to the following:

●	an increase in payroll and related costs of $0.7 million due primarily to increases in employee compensation; and

●

an increase in professional fees and expenses of approximately $0.3 million, primarily related to an increase of $1.3 million to marketing and market access costs, partially offset by a $0.9 million reversal of a previously recorded legal accrual related to the AstraZeneca litigation.

Partially offset by:

●	a decrease in facilities and equipment costs of approximately $0.9 million, related to reduced rent as we amended our Los Angeles office lease with less space and terminated our San Francisco office lease as of March 31, 2026.

Research and development expenses:

R&D expenses were approximately $38.7 million for the six months ended June 30, 2026, compared to approximately $29.3 million for the six months ended June 30, 2025. R&D expenses for the six months ended June 30, 2026 and 2025 were as follows:

Research and development expenses	For the Six Months Ended		Change
(in thousands)	June 30,		$	%
	2026	2025	2026/2025	2026/2025
Clinical trial expense	$16,666	$9,279	$7,387	79.6%
Internal R&D	18,601	16,636	1,965	11.8%
Consultant and contractors	1,892	1,973	(81)	-4.1%
Stock-based compensation	1,531	1,427	104	7.3%
	$38,690	$29,315	$9,375	32.0%

R&D expenses increased by approximately $9.4 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily attributable to the following:

●	an increase in clinical trial expense of approximately $7.4 million, primarily due to increased alisertib study activity;

●	an increase in internal R&D expense of approximately $2.0 million, primarily due to increased employee compensation including the hiring of a new executive; and

●	an increase in stock-based compensation of approximately $0.1 million, primarily due to the hiring of a new executive, our annual employee stock grants and a higher stock price.

Other income (expenses):

Other income (expenses)	For the Six Months Ended		Change
(in thousands)	June 30,		$	%
	2026	2025	2026/2025	2026/2025
Interest income	$1,833	$2,057	$(224)	-10.9%
Interest expense	(911)	(4,014)	3,103	-77.3%
Other income (expense)	139	769	(630)	-81.9%
	$1,061	$(1,188)	$2,249	-189.3%

Interest income:

For the six months ended June 30, 2026, we recognized approximately $1.8 million in interest income, compared to approximately $2.1 million of interest income for the six months ended June 30, 2025. The decrease in interest income was primarily related to lower cash balances and lower interest rates.

Interest expense:

For the six months ended June 30, 2026, we recognized approximately $0.9 million in interest expense, compared to approximately $4.0 million of interest expense for the six months ended June 30, 2025. The decrease in interest expense was primarily related to a lower debt balance as we paid down our debt principal in the three months ended June 30, 2026.

Other income:

For the six months ended June 30, 2026, we recognized approximately $0.1 million in other income, compared to approximately $0.8 million of other income for the six months ended June 30, 2025. The decrease in other income was primarily due to the termination of subleases as of March 31, 2026 and unfavorable exchange rates in Euro-denominated transactions.

Liquidity and Capital Resources

The following table, which summarizes our liquidity and capital resources as of June 30, 2026 and December 31, 2025 and for the six months ended June 30, 2026 and 2025, is intended to supplement the more detailed discussion that follows:

	As of	As of
Liquidity and capital resources (in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$36,537	$29,635
Marketable securities	$57,366	$67,893
Working capital	$95,247	$81,433
Current portion of long-term debt	$-	$22,523
Stockholders’ equity	$138,544	$130,340

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Cash provided by (used in):
Operating activities	$17,040	$17,694
Investing activities	10,446	(9,717)
Financing activities	(22,675)	(22,534)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$4,811	$(14,557)

Operating Activities:

Cash provided by operating activities for the six months ended June 30, 2026 was $17.0 million and consisted of net income of approximately $4.4 million, adjusted for non-cash items of approximately $8.9 million, which included stock-based compensation of $3.8 million and depreciation and amortization of $5.1 million. Total changes in cash flows from operations were due to an increase in working capital, primarily related to a decrease in accounts receivable of $19.6 million, primarily due to royalty receipts related to China sales, partially offset by an increase in inventory of $7.8 million related to the purchase of raw material inventory, a decrease in accrued expenses and other of approximately $5.0 million related primarily to the payment of royalties and a $0.9 million reversal of a previously recorded legal accrual, a decrease in accounts payable of $2.0 million and a decrease of post-marketing commitment liability of $1.0 million.

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

Investing Activities:

Cash provided by investing activities for the six months ended June 30, 2026 was approximately $10.4 million, compared to net cash used in investing activities of approximately $9.7 million for the same period in 2025. Cash provided by investing activities for the six months ended June 30, 2026 was primarily due to the maturity of available-for-sale securities of approximately $56.9 million, partially offset by the purchase of available-for-sale securities of approximately $46.4 million.

Financing Activities:

Cash used in financing activities for the six months ended June 30, 2026 was approximately $22.6 million, including $22.2 million related to the payment of principal and $0.4 million related to exit fees, on our debt with Athyrium. Our Athyrium Note was paid in full as of June 30, 2026.

Cash used in financing activities for the six months ended June 30, 2025 was approximately $22.5 million, including $22.2 million related to the payment of principal and $0.4 million related to exit fees, on our debt with Athyrium, partially offset by $0.1 million in proceeds from shares issued under employee stock plans.

Current and Future Financing Needs:

We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our R&D efforts, and our commercialization efforts.

We may choose to begin new R&D efforts, or we may choose to launch additional marketing efforts. For example, we in-licensed alisertib from Takeda in 2022 and assumed sole responsibility for its global development and commercialization. These efforts will require funding in addition to the cash and cash equivalents totaling approximately $36.5 million and approximately $57.4 million in marketable securities available at June 30, 2026. While our condensed consolidated financial statements have been prepared on a going concern basis, we may incur significant losses in the future and will need to generate significant revenue to sustain operations and successfully commercialize neratinib and develop alisertib. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Our ability to obtain funding may be adversely impacted by uncertain market conditions, our success in commercializing neratinib, our success in developing alisertib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. We believe that our existing cash and cash equivalents and marketable securities as of June 30, 2026, and proceeds that will become available to us through product sales and sub-license payments are sufficient to satisfy our operating cash and capital needs for at least one year after the filing of this Quarterly Report.

Non-GAAP Financial Measures

In addition to our operating results, as calculated in accordance with Generally Accepted Accounting Principles (“GAAP”) we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance. The following table presents our net income and net income per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation. For the three months ended June 30, 2026, stock-based compensation represented approximately 5.4% of our operating expenses, compared to approximately 4.9% for the same period in 2025, in each case excluding cost of sales. For the six months ended June 30, 2026, stock-based compensation represented approximately 5.2% of our operating expenses, compared to approximately 5.6% for the same period in 2025, in each case excluding cost of sales. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income and

GAAP Net Income Per Share to Non-GAAP Adjusted Net Income Per Share

(in thousands except share and per share data)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
GAAP net income	$8,189		$5,855		$4,436		$8,829
Adjustments:
Stock-based compensation -
Selling, general and administrative (1)	1,179		992		2,318		2,227
Research and development (2)	774		636		1,531		1,427
Non-GAAP adjusted net income	$10,142		$7,483		$8,285		$12,483

GAAP net income per share—basic	$0.16		$0.12		$0.09		$0.18
Adjustment to net income (as detailed above)	0.04		0.03		0.07		0.07
Non-GAAP adjusted basic net income per share	$0.20	(3)	$0.15	(4)	$0.16	(3)	$0.25	(4)

GAAP net income per share—diluted	$0.16		$0.12		$0.08		$0.18
Adjustment to net income (as detailed above)	0.03		0.03		0.08		0.07
Non-GAAP adjusted diluted net income per share	$0.19	(5)	$0.15	(6)	$0.16	(5)	$0.25	(6)

(1) To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.

(3) Non-GAAP adjusted basic net income per share was calculated based on 50,939,946 and 50,892,800 weighted-average shares of common stock outstanding for the three and six months ended June 30, 2026, respectively.

(4) Non-GAAP adjusted basic net income per share was calculated based on 49,700,217 and 49,648,246 weighted-average shares of common stock outstanding for the three and six months ended June 30, 2025, respectively.
(5) Non-GAAP adjusted diluted net income per share was calculated based on 52,596,589 and 52,278,925 weighted-average shares of common stock outstanding for the three and six months ended June 30, 2026, respectively.
(6) Non-GAAP adjusted diluted net income per share was calculated based on 50,144,704 and 50,003,709 weighted-average shares of common stock outstanding for the three and six months ended June 30, 2025, respectively.

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

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invested our excess cash primarily in cash equivalents such as money market investments as of June 30, 2026. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

As of June 30, 2026, we no longer have interest rate exposure related to our previous borrowings under the Athyrium Notes. As of June 30, 2026, the aggregate outstanding principal amount of the Athyrium Notes was $0.0 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ‘314 patent”) and 10,596,162 (“the ‘162 patent”) (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ‘314 and ‘162 patents. The Company is an exclusive licensee of the ‘314 and ‘162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of unclean hands and patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. A Markman Hearing was conducted on March 17, 2023, and the Court issued its claim construction decision on March 29, 2023. Fact discovery closed on May 19, 2023, and expert discovery closed on November 17, 2023. The Court denied the parties’ respective motions for summary judgment and Daubert motions, other than to clarify that Plaintiffs’ damages cannot extend to any time period before the asserted patents were issued. The Court granted AstraZeneca’s motion to dismiss the Company as a Plaintiff on constitutional standing grounds but denied the motion to dismiss Wyeth as a Plaintiff on constitutional standing grounds. On April 29, 2024, the Court granted AstraZeneca’s motion to dismiss AstraZeneca’s counterclaims against the Company, which removed the Company from the case. Wyeth remained in the case as a Plaintiff and counterclaim defendant. Under the Company’s worldwide exclusive license agreement with Pfizer, Inc. (the parent of Wyeth) as amended, the Company also maintains contractual rights to recover monetary damages in the AstraZeneca litigation, and those contractual rights are unaffected by the court’s March 18, 2024 and April 29, 2024 orders. A jury trial was held May 13-17, 2024. The jury found in favor of Wyeth and against AstraZeneca. In particular, the jury found that use of Tagrisso® according to each of the three FDA-approved indications infringes the asserted claims of the ‘314 and ‘162 patents, and that AstraZeneca induces that infringement. The jury further rejected AstraZeneca’s challenges to the validity of the patents, finding that they are not invalid. The jury awarded damages to Wyeth for past acts of infringement through December 31, 2023, in the amount of $107.5 million. A separate bench trial related to certain equitable claims and defenses raised by AstraZeneca was held before Judge Kennelly on June 20 and 25, 2024. On August 6, 2024, Judge Kennelly issued his ruling on the issues that were tried in the bench trial, finding for Wyeth and against AstraZeneca on all claims and defenses. The Court found that AstraZeneca had not proved its claim that Wyeth’s asserted patents were invalid as indefinite, or that Wyeth had committed acts that would give rise to findings of unclean hands, implied waiver, or patent misuse. AstraZeneca filed a motion challenging the jury’s verdict and requesting a new trial. Wyeth filed a motion requesting supplemental damages for past infringement from January 1, 2024, through the date of judgment; pre-and-post judgment interest, and ongoing royalties through the remaining term of the patents. Briefing on these motions from both sides was completed on July 16, 2024. On August 14, 2024, Judge Kennelly ruled on AstraZeneca’s motion challenging the jury’s verdict, granting it in part and denying it in part. The Court granted AstraZeneca’s motion for judgment as a matter of law that the '314 and '162 patents are invalid under 35 U.S.C. § 112 for lacking enablement and adequate written description as to a particular claim limitation. In all other respects, the Court denied AstraZeneca’s motion. The Court entered its final and appealable judgment accordingly. The Company respectfully disagrees with the Court’s ruling regarding invalidity with respect to the particular claim limitation. Wyeth filed a notice of appeal on September 12, 2024, appealing the District Court’s judgment as a matter of law, as well as other rulings and opinions of the Court adverse to Wyeth. On December 18, 2024, Wyeth filed its opening brief. On March 13, 2025, AstraZeneca filed its response brief. On March 20, 2025, non-parties Regeneron Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC filed a motion for leave to file an amicus curiae brief in the Federal Circuit. The motion was granted on May 16, 2025. On June 6, 2025, Wyeth filed its reply brief and oral arguments were held on May 7, 2026. On July 9, 2026, the Federal Circuit affirmed the judgment of the Delaware District Court, holding the patent claims at issue invalid. The Company can request further review from the full Federal Circuit and the Supreme Court.

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

Trading Plans

During the three months ended  June 30, 2026, our directors (as defined in Rule 16a-1(f) under the Exchange Act) who adopted or terminated contracts, instructions, written plans or arrangements for the purchase or sale of our securities are set forth in the table below:

			Trading Arrangement		Total Shares of Common
Name and Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Stock to be Sold	Expiration Date
Allison Dorval, Board Member	Adopt	June 16, 2026	X		Up to 10,193 shares	July 9, 2027
Alessandra Cesano, Board Member	Adopt	June 15, 2026	X		Up to 62,150 shares	December 31, 2026
Troy Wilson, Board Member	Adopt	June 15, 2026	X		Up to 18,500 shares	June 17, 2027
Adrian Senderowicz, Board Member	Adopt	June 16, 2026	X		Up to 27,000 shares	June 25, 2027

Item 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 14, 2016 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2016, and incorporated herein by reference)

3.2	Fifth Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2025, and incorporated herein by reference)

10.1	Ninth Amendment to Note Purchase Agreement and Fifth Amendment to Disclosure Letter, dated April 16, 2026 by and between the Company and Athyrium Opportunities IV Co-Invest 1 LP, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2026, and incorporated herein by reference)

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026

31.2+

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026

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

PUMA BIOTECHNOLOGY, INC.

Date: August 6, 2026	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Maximo F. Nougues
Maximo Nougues
Chief Financial Officer
(Principal Financial and Accounting Officer)