Form 10-Q
period 2026-09-30
PUMA BIOTECHNOLOGY, INC.
filed 2026-11-09
CIK 1401667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 51,698,356 shares of Common Stock, par value $0.0001 per share, were outstanding as of November 2, 2026.

PUMA BIOTECHNOLOGY, INC.

- INDEX -

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements about our expectations, beliefs, plans, objectives, assumptions, future events, or performance are not historical facts and may be forward looking. These forward-looking statements include, but are not limited to, statements about:

•	the commercialization of NERLYNX® (neratinib) tablets (“NERLYNX”);

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our drug candidates;

•	the anticipated timing of regulatory filings;

•	the regulatory approval of our drug candidates;

•	our use of clinical research organizations (“CRO”) and other contractors;

•	our ability to find collaborative partners for research, development, and commercialization of potential products;

•	efforts of our sub-licensees to obtain regulatory approval and commercialize NERLYNX in areas outside the United States;

•	our ability to market any of our products;

•	our expectations regarding our costs and expenses;

•	the expected royalty rates for our sub-license agreements and expected timing of any changes in royalty rates;

•	our anticipated capital requirements and estimates regarding our needs for additional financing;

•	our ability to compete against other companies and research institutions;

•	our ability to secure adequate protection for our intellectual property;

•	our intention and ability to vigorously defend against any litigation to which we are or may become party;

•	our ability to in-license additional drugs;

•	our ability to remediate the material weakness identified by management on a timely basis;

•	our ability to attract and retain key personnel; and

•	our ability to obtain adequate financing on favorable terms or at all.

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Quarterly Report, including, in Part I, the section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in Part II, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, and this Quarterly Report, that could cause our actual results to differ materially from those in the forward-looking statements. Such risks should be considered in evaluating our prospects and future financial performance. We undertake no obligation to update the forward-looking statements or to reflect events or circumstances after the date of this document.

Part I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$41,548	$29,635
Marketable securities	67,027	67,893
Accounts receivable	32,828	53,654
Inventory	11,491	5,515
Prepaid expenses, current	4,565	3,642
Restricted cash, current	—	2,091
Other assets, current	174	256
Total current assets	157,633	162,686
Lease right-of-use assets, net	4,269	5,373
Property and equipment, net	84	187
Intangible assets, net	34,088	41,392
Deferred tax assets	3,830	3,830
Prepaid expenses and other, long-term	2,864	2,834
Total assets	$202,768	$216,302
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,062	$5,056
Accrued expenses	45,543	50,031
Lease liabilities, current	683	1,314
Post-marketing commitment liability	683	2,187
Current portion of long-term debt	—	22,523
Other liabilities, current	—	142
Total current liabilities	51,971	81,253
Lease liabilities, long-term	4,183	4,709
Total liabilities	56,154	85,962
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock - $0.0001 par value per share; 100,000,000 shares authorized; 51,688,943 shares issued and outstanding at September 30, 2026 and 50,408,023 shares issued and outstanding at December 31, 2025	5	5
Additional paid-in capital	1,420,090	1,414,074
Accumulated other comprehensive (loss) income	(98)	36
Accumulated deficit	(1,273,383)	(1,283,775)
Total stockholders’ equity	146,614	130,340
Total liabilities and stockholders’ equity	$202,768	$216,302

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product revenue, net	$54,112	$51,902	$149,631	$144,194
Royalty revenue	944	2,573	6,741	8,724
Total revenue	55,056	54,475	156,372	152,918
Operating costs and expenses:
Cost of sales	15,198	12,173	38,097	35,030
Selling, general and administrative	16,301	16,817	52,271	52,468
Research and development	18,283	15,912	56,973	45,227
Total operating costs and expenses	49,782	44,902	147,341	132,725
Income from operations	5,274	9,573	9,031	20,193
Other income (expenses):
Interest income	879	1,044	2,712	3,101
Interest expense	—	(1,489)	(911)	(5,503)
Other income	19	115	158	884
Total other income (expenses), net	898	(330)	1,959	(1,518)
Net income before income taxes	$6,172	$9,243	$10,990	$18,675
Income tax expense	(216)	(399)	(598)	(1,002)
Net income	$5,956	$8,844	$10,392	$17,673
Net income per share of common stock—basic	$0.12	$0.18	$0.20	$0.35
Net income per share of common stock—diluted	$0.11	$0.17	$0.20	$0.35
Weighted-average shares of common stock outstanding—basic	51,602,295	50,339,456	51,131,897	49,881,181
Weighted-average shares of common stock outstanding—diluted	53,116,836	50,929,893	52,605,014	50,334,553

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$5,956	$8,844	$10,392	$17,673
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities, net of tax of $0	(53)	33	(134)	13
Comprehensive income	$5,903	$8,877	$10,258	$17,686

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Three Months Ended September 30, 2026
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at June 30, 2026	51,102,687	$5	$1,417,923	$(45)	$(1,279,339)	$138,544
Stock-based compensation	—	—	2,021	—	—	2,021
Shares issued or restricted stock units vested under employee stock plans	586,256	—	146	—	—	146
Unrealized loss on available-for-sale securities	—	—	—	(53)	—	(53)
Net income	—	—	—	—	5,956	5,956
Balance at September 30, 2026	51,688,943	$5	$1,420,090	$(98)	$(1,273,383)	$146,614

For the Three Months Ended September 30, 2025
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at June 30, 2025	49,892,725	$5	$1,410,784	$(14)	$(1,306,057)	$104,718
Stock-based compensation	—	—	1,673	—	—	1,673
Shares issued or restricted stock units vested under employee stock plans	491,549	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	33	—	33
Net income	—	—	—	—	8,844	8,844
Balance at September 30, 2025	50,384,274	$5	$1,412,457	$19	$(1,297,213)	$115,268

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Nine Months Ended September 30, 2026
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2025	50,408,023	$5	$1,414,074	$36	$(1,283,775)	$130,340
Stock-based compensation	—	—	5,870	—	—	5,870
Shares issued or restricted stock units vested under employee stock plans	1,280,920	—	146	—	—	146
Unrealized loss on available-for-sale securities	—	—	—	(134)	—	(134)
Net income	—	—	—	—	10,392	10,392
Balance at September 30, 2026	51,688,943	$5	$1,420,090	$(98)	$(1,273,383)	$146,614

For the Nine Months Ended September 30, 2025
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2024	49,105,834	$5	$1,407,000	$6	$(1,314,886)	$92,125
Stock-based compensation	—	—	5,327	—	—	5,327
Shares issued or restricted stock units vested under employee stock plans	1,278,440	—	130	—	—	130
Unrealized gain on available-for-sale securities	—	—	—	13	—	13
Net income	—	—	—	—	17,673	17,673
Balance at September 30, 2025	50,384,274	$5	$1,412,457	$19	$(1,297,213)	$115,268

PUMA BIOTECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$10,392	$17,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,553	8,281
Stock-based compensation	5,870	5,327
Provision for credit loss recovery	—	(362)
Loss on disposal of property and equipment	6	4
Changes in operating assets and liabilities:
Accounts receivable, net	20,826	(1,192)
Inventory, net	(5,976)	(752)
Prepaid expenses and other	(953)	393
Other current assets	82	(139)
Accounts payable	6	877
Operating lease assets and liabilities, net	(53)	(1,266)
Accrued expenses and other	(4,630)	279
Post-marketing commitment liability	(1,504)	(1,740)
Net cash provided by operating activities	31,619	27,383
Investing activities:
Purchase of property and equipment	—	(107)
Purchase of available-for-sale securities	(82,334)	(61,204)
Maturity of available-for-sale securities	83,066	52,100
Net cash provided by (used by) investing activities	732	(9,211)
Financing activities:
Net proceeds from shares issued under employee stock plans	146	130
Payment of debt	(22,230)	(33,330)
Payment of exit costs	(445)	(666)
Net cash used in financing activities	(22,529)	(33,866)
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,822	(15,694)
Cash, cash equivalents and restricted cash, beginning of period	31,726	71,310
Cash, cash equivalents and restricted cash, end of period	41,548	55,616

Supplemental disclosure of cash flow information:
Interest paid	$760	$4,838
Income taxes paid	$897	$1,277

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

In September 2022, the Company entered into an exclusive license agreement with a subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of Aurora Kinase A. Alisertib is an adenosine triphosphate–competitive and reversible inhibitor of Aurora Kinase A and results in disruption of mitosis, leading to apoptosis of rapidly proliferating tumor cells that are dependent on Aurora Kinase A. Alisertib has been tested in clinical trials in patients with metastatic cancers, including breast cancer, small cell lung cancer, head and neck cancer, ovarian cancer, peripheral T-cell lymphoma and acute myeloid leukemia. Under the terms of the exclusive license agreement, the Company assumed sole responsibility for the global development and commercialization of alisertib. The Company paid Takeda an upfront license fee of $7.0 million in October 2022, and Takeda is eligible to receive potential future milestone payments of up to $287.3 million upon the Company’s achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. As of  September 30, 2026, no milestones had been accrued as the underlying contingencies were not probable.

The Company has reported net income of approximately $10.4 million and cash provided by operations of approximately $31.6 million for the nine months ended September 30, 2026. The Company’s commercialization, research and development or marketing efforts  may require funding in addition to the cash and cash equivalents and marketable securities totaling approximately $108.6 million at  September 30, 2026.

The Company believes that its existing cash and cash equivalents and marketable securities as of  September 30, 2026 and proceeds that are expected to become available to the Company through product sales and sub-license payments are sufficient to satisfy its operating cash needs for at least one year after the filing of the Quarterly Report on Form 10-Q in which these financial statements are included. The Company continues to remain dependent, in part, on its ability to obtain sufficient funding to sustain operations and continue to successfully commercialize neratinib in the United States. On May 4, 2026, the Company paid $11.5 million to Athyrium Opportunities IV Co-Invest 1 LP ("Athyrium"), consisting of principal, interest and exit fees due under the 2021 Note Purchase Agreement. This payment was made ahead of the maturity date of July 23, 2026, reduced the principal balance outstanding under the Athyrium Notes to zero and terminated all remaining obligations of the Company under the 2021 Note Purchase Agreement, other than customary continuing indemnification obligations. While the Company has been successful in raising capital in the past, there can be no assurance that it will be able to do so in the future. The Company’s ability to obtain funding  may be adversely impacted by uncertain market and economic conditions, including the Company’s success in commercializing neratinib and unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time.

Since its inception through  September 30, 2026, the Company’s financing has consisted primarily of proceeds from product, royalty and license revenue, public offerings of its common stock, private equity placements, and various debt instruments.

In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of its consolidated financial position as of  September 30, 2026. Such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of  December 31, 2025 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the audited annual financial statements. The condensed consolidated results of operations for the quarter ended  September 30, 2026 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending  December 31, 2026.

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

In addition to the significant expense categories included within consolidated net income presented on the Company's Condensed Consolidated Statements of Operations, see below for disaggregated amounts that comprise operating expenses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$15,198	$12,173	38,097	$35,030
General and administrative	5,217	6,142	16,706	18,860
Commercialization	9,795	9,623	31,957	30,330
Research and development:
Clinical research and development	9,341	7,789	31,449	21,881
Medical affairs	1,203	1,323	3,683	4,107
Other research and development (1)	7,007	6,179	19,579	17,190
Operating costs and expenses	47,761	43,229	141,471	127,398
Stock-based compensation	2,021	1,673	5,870	5,327
Total operating costs and expenses	$49,782	$44,902	$147,341	$132,725

(1) Other research and development expense includes regulatory affairs, pharmacovigilance, quality assurance, chemical manufacturing, and other costs.

Use of Estimates:

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the balance sheet, and reported amounts of revenues and expenses for the period presented. Accordingly, actual results could differ from those estimates.

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

Net Income per Share of Common Stock:

Basic net income per share of common stock is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the periods presented, as required by Accounting Standards Codification (“ASC”) 260, Earnings per Share. For purposes of calculating diluted net income per share of common stock, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of dilutive common stock equivalents, such as stock options, restricted stock units (“RSUs”), and warrants. A common stock equivalent is not included in the denominator when calculating diluted earnings per common share if the effect of such common stock equivalent would be anti-dilutive.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Options outstanding	1,714,761	2,947,276	1,819,455	3,718,413
Warrant outstanding	2,116,250	2,116,250	2,116,250	2,116,250
Unvested restricted stock units	10,940	229,495	14,344	354,821
Totals	3,841,951	5,293,021	3,950,049	6,189,484

The 2,116,250 shares underlying the warrant would not have an impact on the Company's diluted net income per share until the average market price of its common stock exceeded the exercise price of $16 per share. The warrant expired on October 4, 2026. (see Note 10—Stockholders’ Equity).

A reconciliation of the numerators and denominators of the basic and diluted net income per share of common stock computations is as follows (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$5,956	$8,844	$10,392	$17,673
Denominator:
Weighted average common stock outstanding for basic net income per share	51,602,295	50,339,456	51,131,897	49,881,181
Net effect of dilutive common stock equivalents	1,514,541	590,437	1,473,117	453,372
Weighted average common stock outstanding for diluted net income per share	53,116,836	50,929,893	52,605,014	50,334,553
Net income per share of common stock
Basic	$0.12	$0.18	$0.20	$0.35
Diluted	$0.11	$0.17	$0.20	$0.35

Revenue Recognition:

Under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when its customer obtains control of the promised goods or services in an amount that reflects the consideration that the entity expects to be entitled to in exchange for those goods or services. The Company had no contracts with customers until the FDA approved NERLYNX on July 17, 2017. Subsequent to receiving FDA approval, the Company entered into a limited number of arrangements with specialty pharmacies and specialty distributors in the United States to distribute NERLYNX. These arrangements are the Company’s initial contracts with customers. The Company has determined that these sales channels with customers are similar.

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

The Company recognizes revenue from product sales when the specialty pharmacy or specialty distributor, as applicable, obtains control of the Company’s product, which occurs at a point in time. Revenue from product sales is recognized at the amount of transaction price the Company expects to be entitled to in exchange for transferring those products, which is net of estimates for variable consideration, including discounts and allowances. The Company’s payment terms range between 10 and 68 days.

Product revenue also consists of product sales under sub-license agreements to the Company's sub-licensees, who then sell into their respective international territories.

Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods and are recorded in cost of sales.

If taxes relating to product sales should be collected from customers and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the nine months ended September 30, 2026 and 2025.

Reserves for Variable Consideration:

Revenue from product sales is recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its customers, payors, and other indirect customers relating to the Company’s sale of its products. These reserves, as detailed below, are based on the related sales, and are classified as reductions of accounts receivable, net when the right of offset exists or as a current liability. These estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method in ASC 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not likely occur in a future period for the estimates detailed below as of  September 30, 2026, and, therefore, the transaction price was not reduced further during the quarter ended  September 30, 2026. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

As of  September 30, 2026, the total potential milestone payments that would be due to the Company upon achievement of all respective performance obligations under the sub-license agreements are approximately $579.8 million. At this time, the Company cannot estimate if or when these milestone-related performance obligations might be achieved.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of  September 30, 2026, the Company’s uncertain tax positions include a reserve for its research and development credits.

Financial Instruments:

The carrying value of financial instruments, such as cash equivalents, accounts receivable and accounts payable, approximates their fair value because of their short-term nature. The carrying value of long-term debt approximates its fair value as the principal amounts outstanding are subject to variable interest rates that are based on market rates that are regularly reset.

Cash and Cash Equivalents:

The Company classifies all highly liquid instruments with an original maturity of three months or less as cash equivalents.

Restricted Cash:

Restricted cash represents cash held at financial institutions that is pledged as collateral for stand-by letters of credit for office leases. The lease-related letters of credit were terminated, and the related cash collateral was released, during the nine months ended September 30, 2026. The Company had no restricted cash for the period ended  September 30, 2026, compared to $2.1 million for the period ended  December 31, 2025.

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

Following are the major categories of assets measured at fair value on a recurring basis as of  September 30, 2026, and  December 31, 2025, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

September 30, 2026	Level 1	Level 2	Level 3	Total
Cash Equivalents	$12,350	$21,086	$—	$33,436
U.S. Government Securities	28,349	7,113	—	35,462
Corporate Bonds	—	6,229	—	6,229
Commercial Paper	—	25,336	—	25,336
Totals	$40,699	$59,764	$—	$100,463

December 31, 2025	Level 1	Level 2	Level 3	Total
Cash Equivalents	$5,060	$18,710	$—	$23,770
U.S. Government Securities	27,903	14,873	—	42,776
Corporate Bonds	—	6,865	—	6,865
Commercial Paper	—	18,252	—	18,252
Totals	$32,963	$58,700	$—	$91,663

The Company’s investments in commercial paper, corporate bonds and U.S. government securities are exposed to price fluctuations. The fair value measurements for commercial paper, corporate bonds and U.S. government securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	Maturity	Amortized	Unrealized		Estimated
September 30, 2026	(in years)	Cost	Gains	Losses	Fair Value
Cash Equivalents		$33,436	$—	$—	$33,436
U.S. Government Securities	Less than 1	35,525	—	(63)	35,462
Corporate Bonds	Less than 1	6,239	—	(10)	6,229
Commercial Paper	Less than 1	25,361	—	(25)	25,336
Totals		$100,561	$—	$(98)	$100,463

	Maturity	Amortized	Unrealized		Estimated
December 31, 2025	(in years)	Cost	Gains	Losses	Fair Value
Cash Equivalents		$23,772	$—	$(2)	$23,770
U.S. Government Securities	Less than 1	42,739	37	—	42,776
Corporate Bonds	Less than 1	6,866	1	(2)	6,865
Commercial Paper	Less than 1	18,250	3	(1)	18,252
Totals		$91,627	$41	$(5)	$91,663

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, marketable securities, and accounts receivable, net. The Company’s cash and cash equivalents in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limits at  September 30, 2026 were approximately $41.0 million. The Company does not believe it is exposed to any significant credit risk due to the quality nature of the financial instruments in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.

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

The Company capitalizes inventory costs associated with the Company’s products after regulatory approval, if any, when, based on management’s judgment, future commercialization is considered probable, and the future economic benefit is expected to be realized. Inventory that can be used in either the production of clinical or commercial product is recorded as research and development expense when selected for use in a clinical trial. Starter kits, provided to patients prior to insurance approval, are expensed by the Company to selling, general and administrative expense as incurred. Of the total inventory amounts noted below, approximately $10.3 million is located at contract manufacturing organizations in Europe as of  September 30, 2026.

The Company’s inventory balances are as follows:

	September 30, 2026	December 31, 2025
Raw materials	$7,278	$3,212
Work-in-process	3,344	1,343
Finished goods	869	960
Total inventories	$11,491	$5,515

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

The Company reviews its long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as required by ASC Topic 360, Property, Plant, and Equipment (“ASC 360”). The Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows over the life of the asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would then determine the fair value of the long-lived asset and recognize an impairment loss for the amount in excess of the carrying value. No impairments were recorded during the three months ended  September 30, 2026 and 2025.

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

The incremental borrowing rate (“IBR”) represents the rate of interest the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. As the implicit rate on the Company’s leases is not readily determinable, the Company uses its IBR based on the information available at the commencement date in determining the present value of lease payments. The Company’s average IBR for existing leases as of  September 30, 2026 is 12.4%.

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

Note 3—Accounts Receivable, Net:

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Trade accounts receivable	$31,754	$38,146
Royalty revenue receivable	1,074	15,508
Total accounts receivable	$32,828	$53,654

Trade accounts receivable consist entirely of amounts owed from the Company’s customers related to product sales. Royalty revenue receivable represents amounts owed related to royalty revenue recognized based on the Company’s sub-licensees’ sales in their respective territories in the periods ended  September 30, 2026 and  December 31, 2025.

For all accounts receivable, the Company recognizes lifetime expected credit losses in selling, general and administrative expense in the condensed consolidated statements of operations. In estimating expected credit losses, the Company considers historical loss rates, current economic conditions, and reasonable and supportable forecasts of future economic conditions.

The Company recorded no provision for, or recovery of, credit losses for the three and nine months ended  September 30, 2026, compared to recoveries of $0.2 million and $0.4 million for the three and nine months ended  September 30, 2025, respectively.

Note 4—Prepaid Expenses and Other:

Prepaid expenses and other consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Current:
CRO services	$627	$37
Other clinical development	527	324
Insurance	219	1,128
Professional fees	1,052	381
Prepaid Taxes	417	117
Other	1,723	1,655
	4,565	3,642
Long-term:
CRO services	194	52
Insurance	12	8
Other clinical development	97	101
Other	2,561	2,673
	2,864	2,834
Totals	$7,429	$6,476

Other current prepaid amounts consist primarily of deposits, signing bonuses, licenses, subscriptions and software. Other long-term prepaid amounts consist primarily of funding for commercial copay support programs.

Note 5—Leases:

In December 2011, the Company entered into a non-cancelable operating lease for office space in Los Angeles, California, with an initial term of seven years commencing on December 10, 2011. The lease was subsequently amended in November 2012, December 2013, March 2014, July 2015 and December 2017.

In July 2025, the Company executed an additional lease amendment to surrender certain suites effective March 31, 2026, and extend the lease term for the remaining 26,700 rentable square feet through August 31, 2031, an extension of five years and five months. Under the amended lease, base rent escalates annually, with rent abated from April 2026 through August 2026. Lease payments also include variable charges for the Company's proportionate share of building operating expenses and real estate taxes, based on a 2026 base year. The Company has the option to renew the lease for an additional five-year term; however, management determined that exercise of this option is not reasonably certain.

In connection with the lease, the Company maintained an automatically renewable standby letter of credit, collateralized by a high-yield savings account classified as long-term restricted cash. Following the execution of the July 2025 lease amendment, the related cash collateral was reclassified to restricted cash, current, as the letter of credit requirement was scheduled to terminate within 12 months. The letter of credit, which totaled $1.0 million immediately prior to its termination, was no longer required effective March 31, 2026, and the related cash collateral was released from restriction.

In June 2012, the Company entered into a long-term operating lease for office space in South San Francisco, California, which was subsequently amended in May 2014 and July 2015. As amended, the Company leased approximately 29,470 square feet of office space. The lease expired on March 31, 2026, and was not renewed.

In connection with the lease, the Company maintained an automatically renewable standby letter of credit, collateralized by a high-yield savings account classified as long-term restricted cash. As the lease approached expiration, the related cash collateral was reclassified to restricted cash, current, based on the anticipated release of the letter of credit within 12 months. The letter of credit, which totaled $1.1 million immediately prior to its termination, remained in effect for 60 days following the lease expiration. The letter of credit was subsequently terminated, and the related cash collateral was released from restriction during the three months ended September 30, 2026.

Total rent expense for the three months ended September 30, 2026 and 2025 was approximately $0.3 million and $1.1 million, respectively. Total rent expense for the nine months ended September 30, 2026 and 2025, was approximately $1.7 million and $3.4 million, respectively. For purposes of determining straight-line rent expense, the lease term is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any renewal option periods that the Company is reasonably certain of exercising. The Company’s office leases generally have contractually specified minimum rent and annual rent increases that are included in the measurement of the ROU asset and related lease liability. Additionally, under these lease arrangements, the Company may be required to pay directly, or reimburse the lessors, for real estate taxes, insurance, utilities, maintenance, and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in selling, general and administrative costs in the condensed consolidated statements of operations when they are incurred.

Supplemental cash flow information related to leases for the nine months ended September 30, 2026:
Operating cash flows used for operating leases (in thousands)	$1,752
Weighted-average remaining lease term (in years)	4.9
Weighted average discount rate	12.4%

Future minimum lease payments as of  September 30, 2026 were as follows (in thousands):

Amount
2026	$304
2027	1,248
2028	1,292
2029	1,337
2030	1,384
2031	951
Total minimum lease payments	$6,516
Less: imputed interest	(1,650)
Total lease liabilities	$4,866

In August 2023, the Company entered into a sublease agreement for 13,916 square feet of office space in Los Angeles, California, which commenced in November 2023 and expired on March 31, 2026. In the first quarter of 2025, the Company entered into an additional sublease agreement for 12,429 square feet of office space in Los Angeles, California, which commenced on April 1, 2025, and expired on March 31, 2026.

The Company recorded no operating sublease income for the three months ended  September 30, 2026, compared to $0.2 million for the three months ended  September 30, 2025. For the nine months ended  September 30, 2026 and 2025, the Company recorded operating sublease income of $0.2 million and $0.7 million, respectively. Sublease income was recognized in other income (expenses) in the condensed consolidated statements of operations.

Note 6—Property and Equipment, Net:

Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Leasehold improvements	$1,696	$2,549
Computer equipment	406	761
Furniture and fixtures	910	1,475
Total property and equipment	3,012	4,785
Less: accumulated depreciation	(2,928)	(4,598)
Property and equipment, net	$84	$187

The Company recorded nominal depreciation expense for the three months ended  September 30, 2026, compared to $0.1 million for the three months ended  September 30, 2025. For the nine months ended  September 30, 2026 and 2025, depreciation expense was $0.1 million and $0.3 million, respectively.

Note 7—Intangible Assets, Net:

Intangible assets, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Acquired and in-licensed rights	$102,500	$102,500
Less: accumulated amortization	(68,412)	(61,108)
Total intangible assets, net	$34,088	$41,392

For the three months ended September 30, 2026 and 2025, the Company incurred amortization expense of $2.4 million in each period. For the nine months ended September 30, 2026 and 2025, the Company incurred amortization expense of $7.3 million in each period. The estimated remaining useful life of the intangible assets as of  September 30, 2026 is 3.5 years.

As of  September 30, 2026, estimated future amortization expense related to the Company’s intangible assets is approximately $2.4 million for the remainder of 2026 and $9.7 million for each year starting 2027 through 2029, and $2.4 million for 2030.

Note 8—Accrued Expenses:

Accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Current:
Accrued royalties	$8,902	$15,858
Accrued CRO services	7,060	3,793
Accrued variable consideration	15,143	14,215
Accrued bonus	5,613	8,377
Accrued compensation	5,631	5,797
Accrued other clinical development	793	567
Accrued professional fees	809	132
Accrued legal fees	195	990
Accrued manufacturing costs	1,178	93
Other	219	209
Totals	$45,543	$50,031

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

Debt Issuance Costs and Discounts:

Debt issuance costs and discounts consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Debt issuance costs and discounts (Athyrium Notes)	$5,410	$5,410
Less: accumulated amortization	(5,410)	(5,258)
Included in current portion of debt	$—	$152

Debt issuance costs and discounts are financing costs related to the Company’s outstanding debt. Amortization of debt issuance costs is expensed using the effective interest method and is included in interest expense in the condensed consolidated statement of operations. The Company recorded nominal amounts of interest expense for the three months ended September 30, 2026, and $0.1 million of interest expense for the nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, the Company recorded approximately $0.1 million and $0.5 million of interest expense, respectively.

Note 10—Stockholders’ Equity:

Common Stock:

The Company issued 50,000 shares and 55,882 shares of common stock upon exercise of stock options during the nine months ended September 30, 2026 and 2025, respectively. The Company issued 1,230,920 and 1,222,558 shares of common stock upon vesting of RSUs during the nine months ended September 30, 2026 and 2025, respectively.

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

Pursuant to the terms of the Auerbach Warrant, as amended in June 2021, Mr. Auerbach's option to exercise the Auerbach Warrant to acquire 2,116,250 shares of the Company’s common stock at $16 per share expired on October 4, 2026.

Stock Options and Restricted Stock Units:

The Company’s 2011 Plan, as amended, was adopted by the Company’s Board of Directors on September 15, 2011. Pursuant to the 2011 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers, and directors are eligible for the grant of nonqualified options under the 2011 Plan. The maximum term of stock options granted under the 2011 Plan is 10 years and the awards generally vest over a two-year period. The exercise price of incentive stock options granted under the 2011 Plan must be at least equal to the fair value of such shares on the date of grant. As of  September 30, 2026, a total of 17,529,412 shares of the Company’s common stock have been reserved for issuance under the 2011 Plan.

All of the options awarded by the Company have been “plain vanilla options” as determined by the SEC Staff Accounting Bulletin 107—Share Based Payment. As of  September 30, 2026, 4,469,708 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2011 Plan and 2,154,127 shares of the Company’s common stock are available for future issuance under the 2011 Plan. The fair value of options granted to employees and nonemployees was estimated using the Black-Scholes Option Pricing Method (see Note 2—Significant Accounting Policies) with the following weighted-average assumptions used during the nine months ended September 30, 2026:

	2026	2025
Dividend yield	0.0%	0.0%
Expected volatility	74.1%	81.5%
Risk-free interest rate	3.7%	4.4%
Expected life in years	5.54	5.55

The Company’s 2017 Plan, as amended, was adopted by the Company’s Board of Directors on April 27, 2017. Pursuant to the 2017 Plan, the Company may grant stock options and RSUs, as well as other forms of equity-based compensation, to employees as an inducement to join the Company. The maximum term of stock options granted under the 2017 Plan is 10 years and the awards generally vest over a three-year period. The exercise price of stock options granted under the 2017 Plan must be at least equal to the fair market value of such shares on the date of grant. As of  September 30, 2026, a total of 512,604 shares of the Company’s common stock are issuable upon the exercise of outstanding stock options and vesting of RSUs granted under the 2017 Plan and 1,110,473 shares of the Company’s common stock are available for future issuance under the 2017 Plan.

Stock-based compensation expense was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Stock-based compensation:
Options:
Selling, general, and administrative	$250	$236	$745	$781
Research and development	55	31	164	124
Restricted stock units:
Selling, general, and administrative	1,040	815	2,863	2,497
Research and development	676	591	2,098	1,925
Total stock-based compensation expense	$2,021	$1,673	$5,870	$5,327

Activity with respect to options granted under the 2011 Plan and 2017 Plan is summarized as follows:

Stock Option Roll Forward:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	3,217,289	$16.13	5.4	$3,609
Granted	364,336	6.68
(Exercised)	(50,000)	2.93
(Expired)	(118,292)	(34.57)
Outstanding at September 30, 2026	3,413,333	$14.68	5.3	$11,021
Vested and expected to vest at September 30, 2026	3,413,333	$14.68	5.3	$11,021
Exercisable	3,033,506	$15.82	4.8	$9,371

At  September 30, 2026, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was approximately $1.1 million, which is expected to be recognized over a weighted-average period of 1.2 years. At  September 30, 2026, the total estimated unrecognized employee compensation cost related to non-vested RSUs was approximately $7.9 million, which is expected to be recognized over a weighted-average period of 1.5 years. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2026 and 2025 was $4.37 and $1.95 per share, respectively. The weighted-average grant date fair value of RSUs awarded during the nine months ended September 30, 2026 and 2025 was $6.97 and $3.34 per share, respectively.

Restricted Stock Unit Roll Forward:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested shares at December 31, 2025	1,334,973	$3.88
Granted	1,545,950	$6.97
(Forfeited)	(81,024)	$5.66
(Vested)	(1,230,920)	$4.68
Nonvested shares at September 30, 2026	1,568,979	$6.22

Note 11—401(k) Savings Plan:

During 2012, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. The Company incurred expenses for employer-matching contributions of approximately $1.5 million and $1.4 million for the nine months ended September 30, 2026 and 2025, respectively.

Note 12—Commitments and Contingencies:

Contractual Obligations:

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which the Company cannot reasonably predict future payment. The Company’s contractual obligations result primarily from obligations for various contract manufacturing organizations and CROs, which include potential payments the Company  may be required to make under its agreements. The contracts also contain variable costs and milestones that are hard to predict as they are based on such things as patients enrolled and clinical trial sites. The timing of payments and actual amounts paid under contract manufacturing organization (“CMO”) and CRO agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations. Also, those agreements are cancelable upon written notice by the Company and, therefore, not long-term liabilities.

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

Takeda License Agreement

In September 2022, the Company entered into an exclusive license agreement with Takeda to license the worldwide research and development and commercial rights to alisertib, a selective, small-molecule, orally administered inhibitor of Aurora Kinase A. Under the terms of the exclusive license agreement, the Company assumed sole responsibility for the global development and commercialization of alisertib. Takeda received an upfront license fee of $7.0 million in October 2022 and is eligible to receive potential future milestone payments of up to $287.3 million upon the Company’s achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. No milestones were achieved as of  September 30, 2026.

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

Legal Malpractice Suit

On  September 17, 2020, the Company filed a lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. The Company is alleging legal malpractice based on the defendants’ negligent handling of the defense of the Company in Eshelman v. Puma Biotechnology, Inc., et al. The Company is seeking recovery of the entire amount awarded in Eshelman v. Puma Biotechnology, Inc., et al. and all legal fees and expenses incurred in appealing from the judgment and retrying the damages phase of the trial. On  November 23, 2020, the defendants filed an answer to the complaint denying the allegations of negligence. On August 19, 2022, the Company filed a voluntary dismissal of the legal malpractice action, without prejudice, to allow the Eshelman v. Puma Biotechnology, Inc., et al. action to conclude before proceedings. On June 2, 2023, the Company re-filed the lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. On August 22, 2023, the defendants filed motions to dismiss the case. These motions were presented at a hearing on February 20, 2024. The Superior Court Judge granted the motions to dismiss on March 20, 2024. The Company appealed this ruling to the North Carolina Court of Appeals. On September 3, 2025, the Court of Appeals reversed the dismissal of the Company’s claim for legal malpractice and remanded the case to the Superior Court for further proceedings. The defendants filed a petition for discretionary review of this decision by the North Carolina Supreme Court on October 8, 2025. On August 14, 2026, the Supreme Court accepted the case for review.

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ‘314 patent”) and 10,596,162 (“the ‘162 patent”) (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ‘314 and ‘162 patents. The Company is an exclusive licensee of the ‘314 and ‘162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of unclean hands and patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. A Markman Hearing was conducted on March 17, 2023, and the Court issued its claim construction decision on March 29, 2023. Fact discovery closed on May 19, 2023, and expert discovery closed on November 17, 2023. The Court denied the parties’ respective motions for summary judgment and Daubert motions, other than to clarify that Plaintiffs’ damages cannot extend to any time period before the asserted patents were issued. The Court granted AstraZeneca’s motion to dismiss the Company as a Plaintiff on constitutional standing grounds but denied the motion to dismiss Wyeth as a Plaintiff on constitutional standing grounds. On April 29, 2024, the Court granted AstraZeneca’s motion to dismiss AstraZeneca’s counterclaims against the Company, which removed the Company from the case. Wyeth remained in the case as a Plaintiff and counterclaim defendant. Under the Company’s worldwide exclusive license agreement with Pfizer, Inc. (the parent of Wyeth) as amended, the Company also maintains contractual rights to recover monetary damages in the AstraZeneca litigation, and those contractual rights are unaffected by the court’s March 18, 2024 and April 29, 2024 orders. A jury trial was held May 13-17, 2024. The jury found in favor of Wyeth and against AstraZeneca. In particular, the jury found that use of Tagrisso® according to each of the three FDA-approved indications infringes the asserted claims of the ‘314 and ‘162 patents, and that AstraZeneca induces that infringement. The jury further rejected AstraZeneca’s challenges to the validity of the patents, finding that they are not invalid. The jury awarded damages to Wyeth for past acts of infringement through December 31, 2023, in the amount of $107.5 million. A separate bench trial related to certain equitable claims and defenses raised by AstraZeneca was held before Judge Kennelly on June 20 and 25, 2024. On August 6, 2024, Judge Kennelly issued his ruling on the issues that were tried in the bench trial, finding for Wyeth and against AstraZeneca on all claims and defenses. The Court found that AstraZeneca had not proved its claim that Wyeth’s asserted patents were invalid as indefinite, or that Wyeth had committed acts that would give rise to findings of unclean hands, implied waiver, or patent misuse. AstraZeneca filed a motion challenging the jury’s verdict and requesting a new trial. Wyeth filed a motion requesting supplemental damages for past infringement from January 1, 2024, through the date of judgment; pre-and-post judgment interest, and ongoing royalties through the remaining term of the patents. Briefing on these motions from both sides was completed on July 16, 2024. On August 14, 2024, Judge Kennelly ruled on AstraZeneca’s motion challenging the jury’s verdict, granting it in part and denying it in part. The Court granted AstraZeneca’s motion for judgment as a matter of law that the '314 and '162 patents are invalid under 35 U.S.C. § 112 for lacking enablement and adequate written description as to a particular claim limitation. In all other respects, the Court denied AstraZeneca’s motion. The Court entered its final and appealable judgment accordingly. The Company respectfully disagrees with the Court’s ruling regarding invalidity with respect to the particular claim limitation. Wyeth filed a notice of appeal on September 12, 2024, appealing the District Court’s judgment as a matter of law, as well as other rulings and opinions of the Court adverse to Wyeth. On December 18, 2024, Wyeth filed its opening brief. On March 13, 2025, AstraZeneca filed its response brief. On March 20, 2025, non-parties Regeneron Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC filed a motion for leave to file an amicus curiae brief in the Federal Circuit. The motion was granted on May 16, 2025. On June 6, 2025, Wyeth filed its reply brief and oral arguments were held on May 7, 2026. On July 9, 2026, the Federal Circuit affirmed the judgment of the Delaware District Court, holding the patent claims at issue invalid. AstraZeneca’s request for certain reimbursable costs related to the district court litigation, some of which are opposed, remains pending.

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

One European divisional application is pending in the same family, namely EP 23157078.9. A response to the European Search Opinion (“ESO”) for this application was filed February 14, 2024. The first office action was issued on January 28, 2025 with a response to the first office action filed on July 22, 2025. An intention to grant was issued in connection with EP 23157078.9 on September 22, 2026.

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

We currently market NERLYNX in the United States using our direct specialty sales force consisting of approximately 38 sales specialists as of September 30, 2026. Our sales specialists are supported by an experienced sales leadership team consisting of regional managers and directors, as well as a commercial team of experienced professionals in marketing, access and reimbursement, managed markets, marketing research, commercial operations and sales force planning and management. Outside the United States, we seek to enter into exclusive sub-license agreements with third parties to pursue regulatory approval, if necessary, and commercialize NERLYNX, if approved. As of September 30, 2026, NERLYNX has received approval for the treatment of certain patients with extended adjuvant or metastatic HER2-positive breast cancer in over 60 countries outside the United States. We are currently party to several sub-licenses in various regions outside the United States, including Europe (excluding Ukraine), Australia, Canada, China, Southeast Asia, Israel, South Korea, Russia and various countries and territories in Central America, South America, Africa and the Middle East.

In September 2022, we entered into an exclusive license agreement with Takeda to license the worldwide research and development and commercial rights to alisertib. Alisertib is an investigational, reversible, ATP-competitive inhibitor that is designed to be highly selective for Aurora Kinase A. Inhibition of Aurora Kinase A can lead to disruption of mitotic spindle apparatus assembly, disruption of chromosome segregation, and inhibition of cell proliferation. In clinical trials to date, alisertib has shown single agent activity and activity in combination with other cancer drugs in the treatment of many different types of cancers, including hormone receptor-positive breast cancer, triple-negative breast cancer, small cell lung cancer and head and neck cancer. We initiated the ALISertib in CAncer (ALISCA® -Lung1) Phase II trial (PUMA-ALI-4201) of alisertib monotherapy for the treatment of patients with extensive stage small cell lung cancer in February 2024, and we commenced the ALISCA® -Breast1 Phase II trial (PUMA-ALI-1201) in November 2024.

Under the terms of the exclusive license agreement, we assumed sole responsibility for the global development and commercialization of alisertib. We paid Takeda an upfront license fee of $7.0 million in October 2022, and it is eligible to receive potential future milestone payments of up to $287.3 million upon our achievement of certain regulatory and commercial milestones over the course of the exclusive license agreement, as well as tiered royalty payments for any net sales of alisertib. We recorded in-process research and development expense of $7.0 million during the year ended December 31, 2022 in connection with the upfront payment related to the asset acquisition. As of September 30, 2026, no milestones had been accrued as the underlying contingencies were not probable.

Our expenses to date have been related to hiring staff, commencing company-sponsored clinical trials, building out of our corporate infrastructure and, since 2017, the commercial launch of NERLYNX. Going forward, we anticipate significant expenses as we continue to develop alisertib in 2026. Accordingly, our success depends not only on the safety and efficacy of our drug candidates, but also on our ability to finance product development. To date, our major sources of working capital have been proceeds from product and license revenue, public and private offerings of our common stock, and proceeds from debt financings. We intend to satisfy our near-term liquidity requirements through a combination of our existing cash and cash equivalents and marketable securities as of September 30, 2026, and proceeds that we expect to become available to us through product sales, royalties, and sub-license milestone payments. However, this intention is based on assumptions that may prove to be wrong. Changes may occur that would consume our available capital faster than anticipated, including changes in and progress of our development activities, the impact of commercialization efforts, acquisition of additional drug candidates and changes in regulation. Some of these developments have had and may continue to have an adverse effect on our revenue.

Critical Accounting Policies

As of the date of the filing of this Quarterly Report, we believe there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2026 from our accounting policies at December 31, 2025, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Summary of Income and Expenses

Product revenue, net:

Product revenue, net consists of revenue from sales of NERLYNX. We sell NERLYNX to a limited number of specialty pharmacies and specialty distributors in the United States. Revenue from product sales is recognized at the amount of transaction price the Company expects to be entitled to in exchange for transferring the products, which is net of estimates for variable consideration, including trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, and other incentives.

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

Under our sub-license agreement covering China, the royalty rate payable to us is subject to reduction when the market share of generic versions of NERLYNX in China reaches a specified threshold. In October of 2026, the Company obtained new third-party market data indicating that the market share of generic versions of NERLYNX in China reached the specified threshold during 2025. To reflect this, the Company recorded a $2.1 million reduction to royalty revenue as a change in accounting estimate during the three months ended September 30, 2026. A reduced royalty rate will be applied to China sales going forward.

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

Research and development expenses:

Research and development expenses (“R&D expenses”) include costs associated with services provided by consultants who conduct and perform clinical services on our behalf and contract organizations for the manufacturing of clinical materials. During the three and nine months ended September 30, 2026 and 2025, our R&D expenses consisted primarily of CRO fees paid to consultants; salaries and related personnel costs; and stock-based compensation. We expense our R&D expenses as they are incurred. Internal R&D expenses primarily consist of payroll-related costs and also include equipment costs, travel expenses, and supplies.

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

On April 2, 2026, the U.S. government issued a proclamation under Section 232 of the Trade Expansion Act of 1962, imposing a 100% ad valorem duty, subject to specified exclusions, on the import of patented pharmaceutical products listed in the FDA’s Orange Book or Purple Book, as well as their associated active pharmaceutical ingredients (“APIs”). A reduced 20% rate is available to companies with onshoring plans approved by the U.S. Secretary of Commerce, although this reduced rate is scheduled to increase to 100% over a four-year period. These tariffs became effective on July 31, 2026 for certain large companies and September 29, 2026 for all other companies. The potential impact of the proclamation on the Company, including any indirect effect, remains uncertain and under review.

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Total revenue:

Total revenue for the three months ended September 30, 2026 was approximately $55.1 million, compared to $54.5 million for the three months ended September 30, 2025. This increase in total revenue was due to an increase in product revenue, net of approximately $2.2 million, partially offset by a $1.7 million decrease in royalty revenue.

Product revenue, net:

Product revenue, net was approximately $54.1 million for the three months ended September 30, 2026, compared to $51.9 million for the three months ended September 30, 2025. The increase was primarily attributable to a higher selling price and a $3.5 million increase in product supply revenue, primarily from sales to an international partner, partially offset by a 4.4% decrease in domestic bottles sold and higher deductions from gross revenue for variable consideration, primarily related to Medicaid.

Royalty revenue:

Royalty revenue was approximately $0.9 million and $2.6 million for the three months ended September 30, 2026 and 2025, respectively. During the three months ended September 30, 2026, the Company recorded a $2.1 million reduction to royalty revenue as a change in accounting estimate, reflecting the receipt of new third-party market data indicating that the market share of generic versions of NERLYNX in China reached a specified threshold during 2025.

Cost of sales:

Cost of sales was approximately $15.2 million for the three months ended September 30, 2026, compared to approximately $12.2 million for the three months ended September 30, 2025. Cost of sales was higher due primarily to higher product sales to an international partner.

Selling, general and administrative expenses:

SG&A expenses were approximately $16.3 million for the three months ended September 30, 2026, compared to approximately $16.8 million for the three months ended September 30, 2025. SG&A expenses for the three months ended September 30, 2026 and 2025 were as follows:

Selling, general, and administrative expenses	For the Three Months Ended		Change
(in thousands)	September 30,		$	%
	2026	2025	2026/2025	2026/2025
Payroll and related costs	$8,599	$8,445	$154	1.8%
Provision for credit loss recovery	—	(213)	213	-100.0%
Professional fees and expenses	4,109	4,277	(168)	-3.9%
Travel and meetings	1,188	1,266	(78)	-6.2%
Facilities and equipment costs	321	1,176	(855)	-72.7%
Stock-based compensation	1,290	1,051	239	22.7%
Other	794	815	(21)	-2.6%
	$16,301	$16,817	$(516)	-3.1%

SG&A expenses decreased approximately $0.5 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily attributable to the following:

●	a decrease in professional fees and expenses of approximately $0.2 million, primarily related to a decrease in marketing costs and legal fees; and

●	a decrease in facilities and equipment costs of approximately $0.9 million, related to reduced rent as we amended our Los Angeles office lease with less space and terminated our San Francisco office lease as of March 31, 2026.

 Partially offset by:

●	an increase in payroll and related costs of approximately $0.2 million, primarily due to higher employee payroll costs and higher sales commissions as well as the departure of an executive in the prior year.

●	a credit loss recovery of $0.2 million related to the collection of accounts receivable in 2025 and no such credit loss recovery took place in 2026; and

●	an increase in stock-based compensation of approximately $0.2 million, primarily related to our annual employee stock grants, and a higher stock price.

Research and development expenses:

R&D expenses were approximately $18.3 million for the three months ended September 30, 2026, compared to approximately $15.9 million for the three months ended September 30, 2025. R&D expenses for the three months ended September 30, 2026 and 2025 were as follows:

Research and development expenses	For the Three Months Ended		Change
(in thousands)	September 30,		$	%
	2026	2025	2026/2025	2026/2025
Clinical trial expense	$6,998	$5,473	$1,525	27.9%
Internal R&D	9,402	8,517	885	10.4%
Consultant and contractors	1,152	1,300	(148)	-11.4%
Stock-based compensation	731	622	109	17.5%
	$18,283	$15,912	$2,371	14.9%

R&D expenses increased by approximately $2.4 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily attributable to the following:

●	an increase in clinical trial expense of approximately $1.5 million, primarily due to increased alisertib study activity;

●	an increase in internal R&D expense of approximately $0.9 million, primarily due to increased employee compensation, including the hiring of a new executive; and

●	an increase in stock-based compensation of approximately $0.1 million, primarily related to our annual employee stock grants, and a higher stock price.

Partially offset by:

●	a decrease in consultants and contractors of approximately $0.1 million, primarily due to the timing of our utilization of outside resources.

Other income (expenses):

Other income (expenses)	For the Three Months Ended		Change
(in thousands)	September 30,		$	%
	2026	2025	2026/2025	2026/2025
Interest income	$879	$1,044	$(165)	-15.8%
Interest expense	-	(1,489)	1,489	-100.0%
Other income (expenses)	19	115	(96)	-83.5%
	$898	$(330)	$1,228	-372.1%

Interest income:

For the three months ended September 30, 2026, we recognized approximately $0.9 million in interest income, compared to approximately $1.0 million of interest income for the three months ended September 30, 2025. The decrease in interest income was primarily related to lower interest rates.

Interest expense:

For the three months ended September 30, 2026, we recognized no interest expense, compared to approximately $1.5 million of interest expense for the three months ended September 30, 2025. The decrease in interest expense was related to the payoff of our debt principal in the second quarter of 2026.

Other income:

For the three months ended September 30, 2026, other income was negligible, compared to approximately $0.1 million of other income for the three months ended September 30, 2025. The decrease in other income was primarily due to the termination of subleases as of March 31, 2026 and unfavorable exchange rates in Euro-denominated transactions.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Total revenue:

Total revenue for the nine months ended September 30, 2026 was approximately $156.4 million, compared to $152.9 million for the nine months ended September 30, 2025. This increase in total revenue was due to an increase in product revenue, net of approximately $5.4 million, partially offset by a $2.0 million decrease in royalty revenue.

Product revenue, net:

Product revenue, net was approximately $149.6 million for the nine months ended September 30, 2026, compared to $144.2 million for the nine months ended September 30, 2025. This increase in product revenue, net, compared to the nine months ended September 30, 2025, was primarily attributable to a $2.9 million increase in product supply revenue, primarily related to sales to an international partner, a slight increase in bottles sold and an increase in selling price, partially offset by a greater deduction to gross revenue for variable consideration, primarily related to higher Medicaid related deductions.

Royalty revenue:

Royalty revenue was approximately $6.7 million and $8.7 million for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, the Company recorded a $2.1 million reduction to royalty revenue as a change in accounting estimate, reflecting the receipt of new third-party market data indicating that the market share of generic versions of NERLYNX in China reached a specified threshold during 2025.

Cost of sales:

Cost of sales was approximately $38.1 million and $35.0 million for the nine months ended September 30, 2026 and 2025, respectively. Cost of sales was higher due primarily to higher product sales to an international partner.

Selling, general and administrative expenses:

SG&A expenses were approximately $52.3 million for the nine months ended September 30, 2026, compared to approximately $52.5 million for the nine months ended September 30, 2025. SG&A expenses for the nine months ended September 30, 2026 and 2025 were as follows:

Selling, general, and administrative expenses	For the Nine Months Ended		Change
(in thousands)	September 30,		$	%
	2026	2025	2026/2025	2026/2025
Payroll and related costs	$26,570	$25,749	$821	3.2%
Provision For Credit Loss	—	(362)	362	-100.0%
Professional fees and expenses	14,016	13,861	155	1.1%
Travel and meetings	4,076	4,014	62	1.5%
Facilities and equipment costs	1,726	3,517	(1,791)	-50.9%
Stock-based compensation	3,608	3,278	330	10.1%
Other	2,275	2,411	(136)	-5.6%
	$52,271	$52,468	$(197)	-0.4%

SG&A expenses decreased by approximately $0.2 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily attributable to the following:

●	a decrease in facilities and equipment costs of approximately $1.8 million, related to reduced rent as we amended our Los Angeles office lease with less space and terminated our San Francisco office lease as of March 31, 2026.

Partially offset by:

●	an increase in payroll and related costs of $0.8 million due primarily to increases in employee compensation and sales commissions;

●	a credit loss recovery of $0.4 million related to the collection of accounts receivable in 2025 and no such credit loss recovery took place in 2026; and

●	an increase in stock-based compensation of approximately $0.3 million, primarily related to our annual employee stock grants and a higher stock price.

Research and development expenses:

R&D expenses were approximately $57.0 million for the nine months ended September 30, 2026, compared to approximately $45.2 million for the nine months ended September 30, 2025. R&D expenses for the nine months ended September 30, 2026 and 2025 were as follows:

Research and development expenses	For the Nine Months Ended		Change
(in thousands)	September 30,		$	%
	2026	2025	2026/2025	2026/2025
Clinical trial expense	$23,664	$14,752	$8,912	60.4%
Internal R&D	28,003	25,153	2,850	11.3%
Consultant and contractors	3,044	3,273	(229)	-7.0%
Stock-based compensation	2,262	2,049	213	10.4%
	$56,973	$45,227	$11,746	26.0%

R&D expenses increased by approximately $11.7 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily attributable to the following:

●	an increase in clinical trial expense of approximately $8.9 million, primarily due to increased alisertib study activity;

●	an increase in internal R&D expense of approximately $2.9 million, primarily due to increased employee compensation including the hiring of a new executive; and

●	an increase in stock-based compensation of approximately $0.2 million, primarily due to the hiring of a new executive, our annual employee stock grants and a higher stock price.

Partially offset by:

●	a decrease in consultants and contractors of approximately $0.2 million, primarily due to the timing of our utilization of outside resources.

Other income (expenses):

Other income (expenses)	For the Nine Months Ended		Change
(in thousands)	September 30,		$	%
	2026	2025	2026/2025	2026/2025
Interest income	$2,712	$3,101	$(389)	-12.5%
Interest expense	(911)	(5,503)	4,592	-83.4%
Other income (expenses)	158	884	(726)	-82.1%
	$1,959	$(1,518)	$3,477	-229.1%

Interest income:

For the nine months ended September 30, 2026, we recognized approximately $2.7 million in interest income, compared to approximately $3.1 million of interest income for the nine months ended September 30, 2025. The decrease in interest income was primarily related to lower interest rates.

Interest expense:

For the nine months ended September 30, 2026, we recognized approximately $0.9 million in interest expense, compared to approximately $5.5 million of interest expense for the nine months ended September 30, 2025. The decrease in interest expense was primarily related to a lower debt balance as we paid down our debt principal in May 2026.

Other income:

For the nine months ended September 30, 2026, we recognized approximately $0.2 million in other income, compared to approximately $0.9 million of other income for the nine months ended September 30, 2025. The decrease in other income was primarily due to the termination of subleases as of March 31, 2026 and unfavorable exchange rates in Euro-denominated transactions.

Liquidity and Capital Resources

The following table, which summarizes our liquidity and capital resources as of September 30, 2026 and December 31, 2025 and for the nine months ended September 30, 2026 and 2025, is intended to supplement the more detailed discussion that follows:

	As of	As of
Liquidity and capital resources (in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$41,548	$29,635
Marketable securities	$67,027	$67,893
Working capital	$105,662	$81,433
Current portion of long-term debt	$-	$22,523
Stockholders’ equity	$146,614	$130,340

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash provided by (used in):
Operating activities	$31,619	$27,383
Investing activities	732	(9,211)
Financing activities	(22,529)	(33,866)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$9,822	$(15,694)

Operating Activities:

Cash provided by operating activities for the nine months ended September 30, 2026 was $31.6 million and consisted of net income of approximately $10.4 million, adjusted for non-cash items of approximately $13.4 million, which included stock-based compensation of $5.9 million and depreciation and amortization of $7.6 million. Total changes in cash flows from operations were due to an increase in working capital, primarily related to a decrease in accounts receivable of $20.8 million, primarily due to royalty receipts related to China sales, partially offset by an increase in inventory of $6.0 million related to the purchase of raw material inventory, a decrease in accrued expenses and other of approximately $4.6 million related primarily to the payment of royalties and a $0.9 million reversal of a previously recorded legal accrual, and a decrease of post-marketing commitment liability of $1.5 million.

Cash provided by operating activities for the nine months ended September 30, 2025 was $27.4 million and consisted of net income of approximately $17.7 million, adjusted for non-cash items of approximately $13.2 million, which included stock-based compensation of $5.3 million, depreciation and amortization of $8.3 million and provision for credit loss recovery of $0.4 million. Total changes in cash flows from operations were due to an increase in working capital, primarily related to an increase in accounts receivable of $1.2 million, an increase in inventory of $0.8 million, a decrease of post-marketing commitment liability of $1.7 million, a decrease in operating lease assets and liabilities, net, of $1.3 million, partially offset by an increase in accrued expenses and other of approximately $0.3 million, a decrease in prepaid and other expenses of $0.4 million and an increase in accounts payable of $0.9 million.

Investing Activities:

Cash provided by investing activities for the nine months ended September 30, 2026 was approximately $0.7 million, compared to net cash used in investing activities of approximately $9.2 million for the same period in 2025. Cash provided by investing activities for the nine months ended September 30, 2026 was primarily due to the maturity of available-for-sale securities of approximately $83.1 million, partially offset by the purchase of available-for-sale securities of approximately $82.3 million.

Cash used in investing activities for the nine months ended September 30, 2025 was approximately $9.2 million. Cash used in investing activities for the nine months ended September 30, 2025 was primarily due to the purchase of available-for-sale securities of approximately $61.2 million, partially offset by the maturity of available-for-sale securities of approximately $52.1 million.

Financing Activities:

Cash used in financing activities for the nine months ended September 30, 2026 was approximately $22.5 million, including $22.2 million related to the payment of principal and $0.4 million related to exit fees, on our debt with Athyrium. Our Athyrium Notes were paid in full as of September 30, 2026.

Cash used in financing activities for the nine months ended September 30, 2025 was approximately $33.9 million, including $33.3 million related to the payment of principal and $0.7 million related to exit fees, on our debt with Athyrium, partially offset by $0.1 million in proceeds from shares issued under employee stock plans.

Current and Future Financing Needs:

We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, our R&D efforts, and our commercialization efforts.

We may choose to begin new R&D efforts, or we may choose to launch additional marketing efforts. For example, we in-licensed alisertib from Takeda in 2022 and assumed sole responsibility for its global development and commercialization. These efforts will require funding in addition to the cash and cash equivalents totaling approximately $41.5 million and approximately $67.0 million in marketable securities available at September 30, 2026. While our condensed consolidated financial statements have been prepared on a going concern basis, we may incur significant losses in the future and will need to generate significant revenue to sustain operations and successfully commercialize neratinib and develop alisertib. While we have been successful in raising financing in the past, there can be no assurance that we will be able to do so in the future. Our ability to obtain funding may be adversely impacted by uncertain market conditions, our success in commercializing neratinib, our success in developing alisertib, unfavorable decisions of regulatory authorities or adverse clinical trial results. The outcome of these matters cannot be predicted at this time. We believe that our existing cash and cash equivalents and marketable securities as of September 30, 2026, and proceeds that will become available to us through product sales and sub-license payments are sufficient to satisfy our operating cash and capital needs for at least one year after the filing of this Quarterly Report.

Non-GAAP Financial Measures

In addition to our operating results, as calculated in accordance with Generally Accepted Accounting Principles (“GAAP”), we use certain non-GAAP financial measures when planning, monitoring, and evaluating our operational performance. The following table presents our net income and net income per share, as calculated in accordance with GAAP, as adjusted to remove the impact of stock-based compensation. For the three months ended September 30, 2026, stock-based compensation represented approximately 5.8% of our operating expenses, compared to approximately 5.1% for the same period in 2025, in each case excluding cost of sales. For the nine months ended September 30, 2026, stock-based compensation represented approximately 5.4% of our operating expenses, compared to approximately 5.5% for the same period in 2025, in each case excluding cost of sales. Our management believes that these non-GAAP financial measures are useful to enhance understanding of our financial performance, are more indicative of our operational performance and facilitate a better comparison among fiscal periods. These non-GAAP financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income and

GAAP Net Income Per Share to Non-GAAP Adjusted Net Income Per Share

(in thousands except share and per share data)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
GAAP net income	$5,956		$8,844		$10,392		$17,673
Adjustments:
Stock-based compensation -
Selling, general and administrative (1)	1,290		1,051		3,608		3,278
Research and development (2)	731		622		2,262		2,049
Non-GAAP adjusted net income	$7,977		$10,517		$16,262		$23,000

GAAP net income per share—basic	$0.12		$0.18		$0.20		$0.35
Adjustment to net income (as detailed above)	0.03		0.03		0.12		0.11
Non-GAAP adjusted basic net income per share	$0.15	(3)	$0.21	(4)	$0.32	(3)	$0.46	(4)

GAAP net income per share—diluted	$0.11		$0.17		$0.20		$0.35
Adjustment to net income (as detailed above)	0.04		0.04		0.11		0.11
Non-GAAP adjusted diluted net income per share	$0.15	(5)	$0.21	(6)	$0.31	(5)	$0.46	(6)

(1) To reflect a non-cash charge to operating expense for selling, general, and administrative stock-based compensation.
(2) To reflect a non-cash charge to operating expense for research and development stock-based compensation.

(3) Non-GAAP adjusted basic net income per share was calculated based on 51,602,295 and 51,131,897 weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2026, respectively.

(4) Non-GAAP adjusted basic net income per share was calculated based on 50,339,456 and 49,881,181 weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2025, respectively.
(5) Non-GAAP adjusted diluted net income per share was calculated based on 53,116,836 and 52,605,014 weighted-average shares of common stock outstanding for the three and nine months ended September30, 2026, respectively.
(6) Non-GAAP adjusted diluted net income per share was calculated based on 50,929,893 and 50,334,553 weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2025, respectively.

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

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invested our excess cash primarily in cash equivalents such as money market investments as of September 30, 2026. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our cash and cash equivalents without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents, we do not believe that a 10% increase in interest rates would have a material effect on the realized value of our cash equivalents.

As of September 30, 2026, we no longer have interest rate exposure related to our previous borrowings under the Athyrium Notes.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance, management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

Notwithstanding the existence of this material weakness, management has concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in accordance with U.S. GAAP for each of the periods presented.

Identification of a Material Weakness in Internal Control Over Financial Reporting

During the quarter ended September 30, 2026, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

In connection with the implementation of our new Enterprise Resource Planning (ERP) system which was implemented on January 1, 2026, certain Information Technology General Controls (ITGCs) related to user access and program change management did not effectively operate.  The material weakness resulted from not having a complete risk assessment process related to the systems development life cycle to identify and timely respond to the risks related to privileged access, user control monitoring and segregation of duties in the affected IT environment, as well as adequate training of personnel related to the ERP implementation and this gave rise to a material weakness in internal control over financial reporting.  Specifically:

●

Privileged Access: Certain personnel were granted broad, unsegregated, or administrative-level access rights within the new ERP application without appropriate review or restriction, creating segregation of duties conflicts (e.g., users able to both create and approve their own journal entries). The expanded access was granted to allow for stabilization of the new ERP functionality for a period after the January 1, 2026 go-live date.

●

Lack of Access Management Monitoring: Formal controls over the request, approval, modification, and monitoring of user and privileged access to the production ERP environment were not consistently operating or documented during and immediately following the system cutover.

●

Lack of Change Management Control Monitoring: Formal controls over the authorization, testing, approval, and migration of configuration changes and custom code into the production ERP environment were not consistently operating or documented during and immediately following the system cutover.

Manual controls that rely on system-generated data or reports from the affected IT environment or process level automated controls in the affected IT environment were ineffective because they could have been adversely impacted. These control deficiencies identified did not result in misstatements to our annual or interim financial statements; however, the aggregated control deficiencies created a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As a result, management concluded that a material weakness existed.

Prior-Period Existence and Impact

Following the identification of this material weakness during the quarter ended September 30, 2026, management performed a retrospective evaluation of relevant accounting control activities. Based on this evaluation, management determined that this material weakness also existed as of June 30, 2026, although it was not identified during the prior quarter.

Management has evaluated the impact of this material weakness on our previously issued unaudited condensed consolidated financial statements for the quarterly period ended June 30, 2026, included in our Quarterly Report on Form 10-Q filed on August 6, 2026. Management performed extensive compensating procedures, review of journal entries, access and IT changes during the period when the privileged access and lack of change management monitoring occurred, and concluded that the material weakness did not result in any material misstatements, and no restatement of previously issued financial statements is required.

Management’s Remediation Plan

Under the oversight of the Audit Committee, management is actively engaged in developing and implementing a rigorous plan to remediate the material weakness. Our remediation efforts include the following actions:

●

Retrospective Review of Financial Information During the Impacted Period: Following removal of the excessive access, management performed a retrospective review of journal entries, access and IT changes during the period when privileged access and lack of change management monitoring occurred. This retrospective review did not identify any unauthorized or unusual activity or any misstatement of our financial statements.

●	Enhanced Risk Assessment: Enhanced risk assessment and procedures over our IT general control for the affected environments.
●

Personnel Training: Provide additional training programs to personnel to address IT general control and policies with a focus on those related to change management, user access and segregation of duties over IT systems impacting financial reporting.

●	Privileged Access Cleanup: Undertaking a full review and reduction of elevated administrative privileges to isolate and eliminate conflicting user access permissions.
●	Segregation of Duties Monitoring: Implementing segregation of duties and user access reviews at a defined frequency and monitoring of user access.
●

Access Request Governance: Enforcing the access request and modification process, requiring documented management and IT approval before access is granted or changed, and time-limiting any elevated access.

●

Strict Migration Governance: Enforcing standardized, multi-step authorization logs requiring mandatory independent testing and approval for all application changes before moving code to the live environment.

We believe these measures will remediate the material weakness. However, the material weakness will not be considered officially remediated until the newly designed controls operate effectively for a sufficient period of time, and management has tested and concluded that they were operating effectively.

Changes in Internal Control Over Financial Reporting

Other than the ongoing deployment, stabilization, and initial post-go-live configurations of our new corporate ERP application suite, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Legal Malpractice Suit

On September 17, 2020, the Company filed a lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. The Company is alleging legal malpractice based on the defendants’ negligent handling of the defense of the Company in Eshelman v. Puma Biotechnology, Inc., et al. The Company is seeking recovery of the entire amount awarded in Eshelman v. Puma Biotechnology, Inc., et al. and all legal fees and expenses incurred in appealing from the judgment and retrying the damages phase of the trial. On November 23, 2020, the defendants filed an answer to the complaint denying the allegations of negligence. On August 19, 2022, the Company filed a voluntary dismissal of the legal malpractice action, without prejudice, to allow the Eshelman v. Puma Biotechnology, Inc., et al. action to conclude before proceedings. On June 2, 2023, the Company re-filed the lawsuit against Hedrick Gardner Kincheloe & Garofalo, L.L.P. and David L. Levy, the attorneys who previously represented the Company in Eshelman v. Puma Biotechnology, Inc., et al. in the Superior Court of Mecklenburg County, North Carolina. On August 22, 2023, the defendants filed motions to dismiss the case. These motions were presented at a hearing on February 20, 2024. The Superior Court Judge granted the motions to dismiss on March 20, 2024. The Company appealed this ruling to the North Carolina Court of Appeals. On September 3, 2025, the Court of Appeals reversed the dismissal of the Company’s claim for legal malpractice and remanded the case to the Superior Court for further proceedings. The defendants filed a petition for discretionary review of this decision by the North Carolina Supreme Court on October 8, 2025. On August 14, 2026, the Supreme Court accepted the case for review.

Patent-Related Proceedings

AstraZeneca Litigation

On September 22, 2021, the Company filed suit against AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and AstraZeneca PLC for infringement of United States Patent Nos. 10,603,314 (“the ‘314 patent”) and 10,596,162 (“the ‘162 patent”) (Puma Biotechnology, Inc. et al. v. AstraZeneca Pharmaceuticals LP et al., 1:21CV01338 (D. Del. Sep. 22, 2021)). The Company’s complaint alleges that AstraZeneca’s commercial manufacture, use, offer for sale, sale, distribution, and/or importation of Tagrisso® (osimertinib) products for the treatment of gefitinib and/or erlotinib-resistant non-small cell lung cancer infringes the ‘314 and ‘162 patents. The Company is an exclusive licensee of the ‘314 and ‘162 patents under the Pfizer Agreement. Wyeth is a co-plaintiff. Plaintiffs seek a judgment that AstraZeneca’s product infringes the asserted patents and an award of monetary damages in an amount to be proven at trial. AstraZeneca AB and AstraZeneca Pharmaceuticals LP filed an answer and counterclaims on November 5, 2021, including claims challenging the asserted patents as not infringed and/or invalid, and accusing plaintiffs of unclean hands and patent misuse. The parties stipulated to dismiss AstraZeneca PLC as a defendant and Pfizer as a Counterclaim Defendant on December 10, 2021, which the Court so ordered on December 13, 2021. The Company filed its answer to AstraZeneca’s counterclaims on December 17, 2021, denying those claims. The case was reassigned to visiting Judge Matthew Kennelly of the Northern District of Illinois. A Markman Hearing was conducted on March 17, 2023, and the Court issued its claim construction decision on March 29, 2023. Fact discovery closed on May 19, 2023, and expert discovery closed on November 17, 2023. The Court denied the parties’ respective motions for summary judgment and Daubert motions, other than to clarify that Plaintiffs’ damages cannot extend to any time period before the asserted patents were issued. The Court granted AstraZeneca’s motion to dismiss the Company as a Plaintiff on constitutional standing grounds but denied the motion to dismiss Wyeth as a Plaintiff on constitutional standing grounds. On April 29, 2024, the Court granted AstraZeneca’s motion to dismiss AstraZeneca’s counterclaims against the Company, which removed the Company from the case. Wyeth remained in the case as a Plaintiff and counterclaim defendant. Under the Company’s worldwide exclusive license agreement with Pfizer, Inc. (the parent of Wyeth) as amended, the Company also maintains contractual rights to recover monetary damages in the AstraZeneca litigation, and those contractual rights are unaffected by the court’s March 18, 2024 and April 29, 2024 orders. A jury trial was held May 13-17, 2024. The jury found in favor of Wyeth and against AstraZeneca. In particular, the jury found that use of Tagrisso® according to each of the three FDA-approved indications infringes the asserted claims of the ‘314 and ‘162 patents, and that AstraZeneca induces that infringement. The jury further rejected AstraZeneca’s challenges to the validity of the patents, finding that they are not invalid. The jury awarded damages to Wyeth for past acts of infringement through December 31, 2023, in the amount of $107.5 million. A separate bench trial related to certain equitable claims and defenses raised by AstraZeneca was held before Judge Kennelly on June 20 and 25, 2024. On August 6, 2024, Judge Kennelly issued his ruling on the issues that were tried in the bench trial, finding for Wyeth and against AstraZeneca on all claims and defenses. The Court found that AstraZeneca had not proved its claim that Wyeth’s asserted patents were invalid as indefinite, or that Wyeth had committed acts that would give rise to findings of unclean hands, implied waiver, or patent misuse. AstraZeneca filed a motion challenging the jury’s verdict and requesting a new trial. Wyeth filed a motion requesting supplemental damages for past infringement from January 1, 2024, through the date of judgment; pre-and-post judgment interest, and ongoing royalties through the remaining term of the patents. Briefing on these motions from both sides was completed on July 16, 2024. On August 14, 2024, Judge Kennelly ruled on AstraZeneca’s motion challenging the jury’s verdict, granting it in part and denying it in part. The Court granted AstraZeneca’s motion for judgment as a matter of law that the '314 and '162 patents are invalid under 35 U.S.C. § 112 for lacking enablement and adequate written description as to a particular claim limitation. In all other respects, the Court denied AstraZeneca’s motion. The Court entered its final and appealable judgment accordingly. The Company respectfully disagrees with the Court’s ruling regarding invalidity with respect to the particular claim limitation. Wyeth filed a notice of appeal on September 12, 2024, appealing the District Court’s judgment as a matter of law, as well as other rulings and opinions of the Court adverse to Wyeth. On December 18, 2024, Wyeth filed its opening brief. On March 13, 2025, AstraZeneca filed its response brief. On March 20, 2025, non-parties Regeneron Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC filed a motion for leave to file an amicus curiae brief in the Federal Circuit. The motion was granted on May 16, 2025. On June 6, 2025, Wyeth filed its reply brief and oral arguments were held on May 7, 2026. On July 9, 2026, the Federal Circuit affirmed the judgment of the Delaware District Court, holding the patent claims at issue invalid. AstraZeneca’s request for certain reimbursable costs related to the district court litigation, some of which are opposed, remains pending.

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

One European divisional application is pending in the same family, namely EP 23157078.9. A response to the European Search Opinion (“ESO”) for this application was filed February 14, 2024. The first office action was issued on January 28, 2025 with a response to the first office action filed on July 22, 2025. An intention to grant was issued in connection with EP 23157078.9 on September 22, 2026.

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

Trading Plans

During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 14, 2016 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2016, and incorporated herein by reference)

3.2	Fifth Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2025, and incorporated herein by reference)

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026

31.2+

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026

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

PUMA BIOTECHNOLOGY, INC.

Date: November 9, 2026	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Maximo F. Nougues
Maximo Nougues
Chief Financial Officer
(Principal Financial and Accounting Officer)